Form 10QSB
period 1997-06-30
BAY BANKS OF VIRGINIA INC
filed 1997-08-13
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT


                             BANK OF LANCASTER, INC.
                      (EXACT NAME OF SMALL BUSINESS ISSUER)



             VIRGINIA                           54-0132730
     (STATE OF INCORPORATION)                (IRS EMP. ID NO.)

                    100 S. MAIN STREET, KILMARNOCK, VA 22482
                          (ADDRESS OF PRINCIPAL OFFICE)

                                  (804)435-1171
                             (ISSUERS TELEPHONE NO.)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days __X___yes _____no


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,140,573 shares of common stock at JUNE 30, 1997.

          Transitional Small Business Disclosure Format ____yes __X__no

BANK OF LANCASTER
FORM 10-QSB
For the interim period ending June 30, 1997

                                               INDEX

                           PART 1 - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS                                1-3

               CONSOLIDATED BALANCE SHEETS
               JUNE 1997  AND DECEMBER 1996                             1

               CONSOLIDATED STATEMENT OF EARNINGS
               THREE MONTHS ENDED JUNE 30, 1997 AND 1996
               SIX MONTHS ENDED  JUNE 30, 1997 AND 1996                 2

               CONSOLIDATED STATEMENT OF CASH FLOWS
               YEAR TO DATE  JUNE 1997 AND JUNE 1996                    3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION                  4-7


                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                             8

ITEM 2.   CHANGES IN SECURITIES                                         8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                               8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                              8

ITEM 5.   OTHER INFORMATION                                             8

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K                              8

SIGNATURES                                                              9

CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                              JUNE                     DECEMBER
BALANCE SHEET CATEGORIES                                                     1997                         1996

ASSETS:
CASH DUE FROM BANKS                                                   $  3,325,705                 $  3,995,017
INTEREST BEARING DUE FROM                                                        -                            -
TOTAL SECURITIES                                                        40,793,462                   45,249,656
FED FUNDS SOLD                                                           4,419,000                    4,537,000
TOTAL LOANS,NET UNEARNED                                               105,053,387                  101,731,314
LESS: LOAN LOSS RESERVE                                                   (960,505)                  (1,020,000)
NET LOANS                                                              104,092,882                  100,711,314
NET PREM., FURN., FIXT.                                                  2,895,549                    2,840,420
OTHER ASSETS                                                             3,600,044                    1,999,804

TOTAL ASSETS                                                           159,126,642                  159,333,211

LIABILITIES
DEMAND DEPOSITS                                                         12,334,487                   11,674,974
SAVINGS AND NOW                                                         93,054,958                   98,517,380
CERTIFICATES OF DEPOSIT                                                 35,469,947                   31,917,532
TOTAL DEPOSITS                                                         140,859,392                  142,109,886
FED FUNDS PURCHASED                                                              -                           -
OTHER LIABILITIES                                                          696,833                      438,458

TOTAL LIABILITIES                                                      141,556,225                  142,548,344

SHAREHOLDERS EQUITY:
COMMON STOCK
AUTHORIZED-5,000,000 SHARES
OUTSTANDING-1,140,573 AND 1,133,218                                      5,702,868                    5,666,088
PAID IN CAPITAL                                                          3,015,955                    2,887,618
RETAINED EARNINGS                                                        8,901,176                    8,279,343
MKT.ADJ.-SEC.-UNREALIZED                                                   (49,582)                     (48,182)

TOTAL SHAREHOLDERS EQUITY                                               17,570,417                   16,784,867

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                                    159,126,642                  159,333,211

BANK OF LANCASTER
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)


                                      QUARTER END            QUARTER END              YEAR TO DATE           YEAR TO DATE
                                       JUNE  1997              JUNE 1996                 JUNE 1997              JUNE 1996
INTEREST INCOME

INTEREST INCOME ON LOANS               $2,271,909             $2,070,187                $4,506,314             $4,137,842
FEES ON LOANS                              91,480                 98,213                   148,596                173,726
INTEREST ON TAXABLE SECURITIES            400,566                438,831                   804,484                851,516
INTEREST ON MUNICIPALS (TE)               217,425                216,059                   429,811                429,415
INTEREST ON FED FUNDS SOLD                 24,766                 93,202                    88,265                220,325

TOTAL INTEREST INCOME                   3,006,146              2,916,492                 5,977,470              5,812,824

INTEREST EXPENSE

INTEREST ON IBTA                          198,252                177,048                   393,838                352,710
INTEREST ON SAVINGS DEPOSITS              837,936                929,975                 1,691,209              1,910,950
INTEREST ON CERTIFICATES                  428,797                407,739                   849,948                844,353
INTEREST ON FED FUNDS PURCHASED            21,737                      -                    21,737                      -

TOTAL INTEREST EXPENSE                  1,486,722              1,514,762                 2,956,732              3,108,013

NET INTEREST INCOME                     1,519,424              1,401,730                 3,020,738              2,704,811
PROVISION FOR LOAN LOSSES                  60,000                 60,000                   105,000                 90,000

NET INTEREST INCOME AFTER PROV.         1,459,424              1,341,730                 2,915,738              2,614,811

NON-INTEREST INCOME

VISA INCOME                                54,869                 55,673                   100,890                100,526
DEPOSIT FEES                               56,912                 55,658                   114,570                113,027
TRUST DEPARTMENT FEES                     117,754                 96,812                   226,184                194,180
OTHER FEES                                 40,108                 29,898                    69,476                 80,845
SECURITIES GAINS AND LOSSES                 2,485                   (250)                    2,485                      -

TOTAL NON-INTEREST INCOME                 272,128                238,041                   513,605                488,578

NON-INTEREST EXPENSE

SALARIES AND BENEFITS                     556,224                495,376                 1,103,951              1,011,759
OCCUPANCY                                  41,572                 40,021                    85,618                 85,533
FURNITURE AND EQUIPMENT                   129,089                118,226                   270,215                220,490
OTHER OPERATING                           375,536                346,837                   732,283                649,291

TOTAL NON-INTEREST EXPENSE              1,102,421              1,000,460                 2,192,067              1,967,073

INCOME BEFORE TAXES                       624,161                579,311                 1,232,306              1,136,316
INCOME TAXES                              135,500                120,000                   257,000                245,000

NET INCOME                                488,661                459,311                   975,306                891,316

EARNINGS PER SHARE                            .43                    .40                       .86                    .80

BANK OF LANCASTER
STATEMENT OF CASHFLOWS
(UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES                               JUNE 1997                  JUNE 1996
NET INCOME                                                           975,306                    891,316

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                    209,017                    179,575
     PROVISION FOR LOAN LOSS                                         105,000                     90,000
     NET SECURITIES GAINS                                             (2,485)                       250
     GAIN ON SALE OF FORECLOSED REAL ESTATE                                -                         -
     LOSS ON SALE OF EQUIPMENT                                             -                         -
     ACCRUED INCOME AND OTHER ASSETS                                  52,349                   (154,184)
     OTHER LIABILITIES                                               (67,143)                   (96,775)
NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,272,044                    910,182

CASH FLOWS FROM INVESTING ACTIVITIES
     NET CHANGE IN INTEREST BEARING DEPOSITS                               -                         -
     PROCEEDS FROM MATURITIES OF AFS SECURITIES                    1,159,422                  1,064,814
     PROCEEDS FROM SALES OF AFS SECURITIES                         4,449,309                         -
     PURCHASES OF AFS SECURITIES                                  (1,228,225)                (1,497,012)
     NET CHANGE IN FED FUNDS SOLD                                   (118,000)                 3,058,000
     NET INCREASE IN LOANS                                        (4,140,166)                (1,436,631)
     PROCEEDS FROM SALE OF EQUIPMENT                                       -                         -
     PURCHASE OF PREMISES AND EQUIPMENT                             (264,146)                   (84,017)
     PROCEEDS FROM SALE OF FORECLOSED REAL ESTATE                          -                         -
     ADDITIONS TO OTHER REAL ESTATE OWNED                           (285,231)                  (360,928)
NET CASH USED IN INVESTING ACTIVITIES                               (427,037)                   744,226

CASH FLOWS FROM FINANCING ACTIVITIES
     NET INCREASE IN DEMAND, SAVINGS, AND NOW                     (4,784,908)                   750,748
     NET INCREASE(DECREASE) IN TIME DEPOSITS                       3,552,415                 (1,123,851)
     PROCEEDS FORM ISSUANCE OF COMMON STOCK                           70,620                     53,349
     DIVIDENDS PAID                                                 (352,446)                  (311,447)
NET CASH PROVIDED BY FINANCING ACTIVITIES                         (1,514,319)                  (631,201)

NET INCREASE (DECREASE) IN CASH  AND DUE FROM BANKS                 (669,312)                 1,023,207
CASH AND DUE FROM BANKS AT DECEMBER 31, 1996                       3,995,017
CASH AND DUE FROM BANKS AT JUNE 30, 1997                           3,325,705



--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
        (UNAUDITED)

                  The following discussion is intended to assist in understanding and evaluating the results of operations and the financial condition of the Bank of Lancaster. This discussion should be read in conjunction with the attached Balance Sheet, Statement of Earnings and Statement of Cash Flows.

         EARNINGS SUMMATION

                  For the six months ended June 1997 net income was $975,306 as compared to $891,316 for the comparable period in 1996, for an increase of 9.42%. Earnings per share through the second quarter were 86 cents as compared to 80 cents in 1996, which represents an increase of 7.50%. Return on Average Equity was 11.49% for 1997 and 11.25% for 1996. Return on Average Assets was 1.24% and 1.22% consecutively.

         SIGNIFICANT EVENTS

                  The Board of Directors approved the formation of a one bank holding company during the fourth quarter of 1996. The appropriate applications were made to the Board of Governors of the Federal Reserve Bank, the Bureau of Financial Institutions of the Virginia State Corporation Commission, and the Securities and Exchange Commission. As of July 1, 1997, subsequent to these financial statements, Bay Banks of Virginia purchased all outstanding shares of the Bank of Lancaster. Readers are referred to filings by Bay Banks of Virginia, Inc. to the Securities and Exchange Commission as follows; Form S-4EF of the 1933 Act filed February 28, 1997, Form 424B3 of the 1933 Act filed March 24, 1997, and Form 8-K of the 1934 Act filed July 1, 1997.

         NET INTEREST INCOME

                  Net Interest Income through the second quarter of 1997 was $2.9 million and for the same period in 1996 the total was $2.6 million. This is an increase 11.51% over 1996. For the quarter ended June 30, 1997 Net Interest Income was $1.5 million and for the comparable period in 1996 the total was $1.3 million. This represents an increase of 8.30%. The Net Interest Margin, or the ratio of Net Interest Income to Average Total Earning Assets, increased to 5.81% for June 1997, up from 5.22% in June of 1996.

         PROVISION/ALLOWANCE FOR LOAN LOSSES

                  Improved earnings during the second quarter have allowed the Bank to increase the Provision for Loan Losses by $105,000, for a total Allowance of $960,505. Loans charged off through the second quarter totaled $152,097 with recoveries of $3,308. The Loan Loss Provision as a percentage of Average Total Loans through the second quarter of 1997 is .95% and Charged Off Loans to Average Total Loans for the period is .17%. These percentages for the comparable period in 1996 were 1.01% and .10% respectively.
                  While improving the overall quality of the loan portfolio, this approach has resulted in a reduction in the percentage of Allowance for Loan Losses to Total Average Loans. As of June 30, 1997, loans on Non-Accrual status totaled $345,175. This balance was $174,250 through June 1996. Non Performing loans in aggregate, which include Non Accruing loans and foreclosed property totaled $1.26 million at June 30, 1997 and $937,190 at quarter end 1996. This represents an increase of 34.44%. Loans still accruing interest but delinquent 90 days were $563,593 at quarter end 1997 as compared to 1996 delinquencies of $361,285. This represents an increase of 56.00%.
                  The Allowance for Loan Losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted on all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Bank assesses the appropriate provision for the coming quarter. As of June 30, 1997, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         OTHER INCOME

                  Other Income through the second quarter of 1997 totaled $511,120 as compared to $488,578 for 1996. Other Income for the Bank is composed of Visa Merchant Fees, Deposit Fees, Trust Department Income, Miscellaneous Income, and Gains on the Sale of Securities. Of these categories, the Visa program, Deposit Fees and the Trust Department contribute the majority. Through the six months ended June 30, 1997 Visa Fees were $100,890, Deposit Fees were $114, 570, and Trust Income was $226,184. Improved marketing efforts from the Visa Department and the Trust Department are having positive effects on the performance of these areas.

         NON INTEREST EXPENSE

                  Non Interest Expense totaled $2.19 million through the second quarter of 1997 as compared to $1.97 million for comparable period in 1996. This represents an increase of 11.17% between periods. Non Interest Expenses include Salaries and Benefits, Occupancy Expense, Furniture and Equipment Expense and Other Operating Expense. Of these categories, Salaries and Benefits are the major expense. Through the six months ended June 30, 1997, Salary and Benefit Expense was $1.1 million, Occupancy was $85,618, Furniture and Equipment was $270,215 and Other Operating was $734,768. The Bank began the process of fully integrating the Microsoft Office Platform throughout the organization. This process requires the installation of data handling equipment in virtually every department of the Bank. The result has been increased depreciation and installation expenses during the interim period. Further, the Bank has completed extensive renovation of two branches which further increased occupancy costs for the year to date.






         FINANCIAL CONDITION

                  Total Assets at second quarter end of 1997 were $159.13 million as compared to $155.82 million in July 1996. This represents an increase of 2.12% for the twelve month period. Total Assets at year end 1996 were $159.33 million, resulting in a decrease of .13% through the six months ended June 30, 1997.
                  Loan demand through the second quarter of 1997 was strong. Total Loans through the quarter were $105.05 million as compared to $94.91 million for the comparable period in 1996. Total Loans at year end 1996 were $101.73 million, resulting in a gain of 3.26% through the six months ended June 30, 1997. Loan demand remains seasonal in the Bank's market area and should continue to improve as the year progresses. Loan volume has increased $10.14 million, or 10.75% from June 1996 to June 1997. Management continues to focus on new products and services that will further stimulate lending activity in our market area.
                  As of June 30, 1997, the Bank held $40.79 million in investment securities. This compares with June 1996 balances of $47.91 million and year end 1996 balances of $45.25 million. This represents a reduction of 14.82% of the total portfolio during the twelve months ended June 30, 1997. The majority of this reduction resulted from securities sales at year end 1996 and June 30 1997. The remaining reduction resulted from maturities and calls.
                  As of June 30, 1997, total deposits were $140.86 million as compared to $139.86 million at quarter end 1996 and $142.11 at year end 1996. This represents a net increase in deposits of $1 million or .71% for the twelve months ended June 30, 1997 and a reduction of .88% through the six months ended June 30, 1997. For the period of June 30, 1996 to 1997, Non Interest-bearing Demand Deposits increased to $12.31 million, and Interest-bearing Transaction Accounts increased to $24.92 million. Savings and certificates of deposit decreased to $103.52 million, down from $106.53 million at June 30, 1996.

         CAPITAL RESOURCES

                  Total shareholder equity at June 30, 1997 was $17.57 million as compared to $15.49 million for the same period 1996. This represents an increase of 15% over 1996. Shareholder equity at year end 1996 was $16.78 million. Shareholder equity was impacted by unrealized losses on securities in the amount of $49,582 at quarter end 1997, while these unrealized losses at June 30, 1996 were $493,345.

                  The Bank is required to maintain minimum amounts of Capital to Total Risk Weighted Assets, as defined by FFIEC guidelines. As of June 30, 1997, the Bank maintained 18.64% and 11.68 % Tier 1 and Total Capital Ratios. The respective minimums are 5.50% and 6.00%. The Bank's Leverage Ratio at June 30, 1997 was 11.14% with a regulatory minimum of 3.00%.

                  Book Value per share of common stock for the 1997 interim period was $14.94 and for 1996 the book value per share was $14.46. Cash dividends paid through June 30, 1997 were $352,446. Total number of shares outstanding at June 30, 1997 were 1,140,573.





         PART 2.
         ITEM 1.           LEGAL PROCEEDINGS

         None to report.

         ITEM 2.           CHANGES IN SECURITIES

         See ITEM 4.

         ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         None to report.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS

         On April 28, 1997 the Bank of Lancaster held its' annual meeting of stockholders in Kilmarnock, Virginia. A vote was executed to approve an Agreement and Plan of Reorganization, dated as of February 20, 1997, between the Bank of Lancaster and Bay Banks of Virginia, Inc., a newly formed Virginia Corporation established to serve as a holding company for the Bank, providing for the reorganization of the Bank into a bank holding company structure. Information regarding this meeting and supporting exhibits were filed with the Securities and Exchange Commission on Form 424B3, dated March 24, 1997.

         ITEM 5.           OTHER INFORMATION

         None to report.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         No filings were made by the Bank of Lancaster on Form 8-K during the period.









         SIGNATURES
         BANK OF LANCASTER

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Bank of Lancaster
                                  (Registrant)



         8/12/1997                                   /s/  Paul T. Sciacchitano
                                                   ----------------------------
                                                    Executive Vice President and
                                                    Chief Financial Officer


         8/12/1997                                   /s/  Richard C. Abbott
                                                   ----------------------------
                                                     Controller