Form 10QSB
period 1997-09-30
BAY BANKS OF VIRGINIA INC
filed 1997-11-14
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           BAY BANKS OF VIRGINIA, INC.
                      (EXACT NAME OF SMALL BUSINESS ISSUER)



                     VIRGINIA                  54-1838100
            (STATE OF INCORPORATION)        (IRS EMP. ID NO.)

                    100 S. MAIN STREET, KILMARNOCK, VA 22482
                          (ADDRESS OF PRINCIPAL OFFICE)

                                 (804)435-1171
                            (ISSUER'S TELEPHONE NO.)


     Check whether the issuer (1) filed all reports required to be filed by
   Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                [X] yes   [ ] no


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  1,144,309 shares of common stock at SEPTEMBER 30, 1997.

          Transitional Small Business Disclosure Format [ ] yes   [X] no

BAY BANKS OF VIRGINIA, INC.
FORM 10-QSB
For the interim period ending September 30, 1997

                                     INDEX

                           PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)                            1-3

         CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 1997  AND DECEMBER 1996                                     1

         CONSOLIDATED STATEMENT OF EARNINGS
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
         NINE MONTHS ENDED  SEPTEMBER 30, 1997 AND 1996                        2

         CONSOLIDATED STATEMENT OF CASH FLOWS
         YEAR TO DATE  SEPTEMBER 1997 AND 1996                                 3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION                     4-7

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                     8

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                             8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                                   8

ITEM 5.  OTHER INFORMATION                                                     8

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                      8

SIGNATURES                                                                     9

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                                      SEPTEMBER                    DECEMBER
BALANCE SHEET CATEGORIES                   1997                        1996

ASSETS:
CASH DUE FROM BANKS                     8776341                     3995017
TOTAL SECURITIES                       40906136                    45249656
FED FUNDS SOLD                          9180000                     4537000
TOTAL LOANS,NET UNEARNED              105522711                   101731314
LESS: LOAN LOSS RESERVE                 -882291                    -1020000
NET LOANS                             104640420                   100711314
NET PREM., FURN., FIXT.                 2927179                     2840420
OTHER ASSETS                            4013782                     1999804

TOTAL ASSETS                          170443858                   159333211

LIABILITIES
DEMAND DEPOSITS                        12734509                    11674974
SAVINGS AND NOW                        94786450                    98517380
CERTIFICATES OF DEPOSIT                44012530                    31917532
TOTAL DEPOSITS                        151533489                   142109886
FED FUNDS PURCHASED                           0                           0
OTHER LIABILITIES                        795351                      438458

TOTAL LIABILITIES                     152328840                   142548344

SHAREHOLDERS EQUITY:
COMMON STOCK
AUTHORIZED-5,000,000 SHARES
OUTSTANDING-1,144,309 AND 1,133,218     5702868                     5666088
PAID IN CAPITAL                         3015954                     2887618
RETAINED EARNINGS                       9228721                     8279343
MKT.ADJ.-SEC.-UNREALIZED                 167475                      -48182

TOTAL SHAREHOLDERS EQUITY              18115018                    16784867

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                   170443858                   159333211

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

                                          QUARTER END   QUARTER END   YEAR TO DATE   YEAR TO DATE
                                            SEPT 1997     SEPT 1996      SEPT 1997      SEPT 1996
INTEREST INCOME

INTEREST INCOME ON LOANS                      2331464       2122673        6837778        6260515
FEES ON LOANS                                   81447         84617         230043         258343
INTEREST ON TAXABLE SECURITIES                 359013        473409        1163497        1324925
INTEREST ON TAX EXEMPT MUNICIPALS              208505        245917         638316         675332
INTEREST ON FED FUNDS SOLD                     132257         83739         220522         304064

TOTAL INTEREST INCOME                         3112686       3010355        9090156        8823179

INTEREST EXPENSE

INTEREST ON INT. BEARING TRANSACTION           196779        192153         590617         544863
INTEREST ON SAVINGS DEPOSITS                   814623        919679        2505832        2830629
INTEREST ON CERTIFICATES                       593429        398909        1443377        1243262
INTEREST ON FED FUNDS PURCHASED                     0             0          21737              0

TOTAL INTEREST EXPENSE                        1604831       1510741        4561563        4618754

NET INTEREST INCOME                           1507855       1499614        4528593        4204425
PROVISION FOR LOAN LOSSES                       60000        125000         165000         215000

NET INTEREST INCOME AFTER PROV.               1447855       1374614        4363593        3989425

NON-INTEREST INCOME

VISA INCOME                                     65784         61924         166674         162450
DEPOSIT FEES                                    59362         57970         173932         170997
TRUST DEPARTMENT FEES                          109283         96651         335467         290831
OTHER FEES                                      34099         42400         103575         123245
SECURITIES GAINS AND LOSSES                         0             0           2485              0

TOTAL NON-INTEREST INCOME                      268528        258945         782133         747523

NON-INTEREST EXPENSE

SALARIES AND BENEFITS                          578856        520163        1682807        1531922
OCCUPANCY                                       40773         40843         126391         126376
FURNITURE AND EQUIPMENT                        157119        125401         427334         345891
OTHER OPERATING                                354825        371362        1087108        1020653

TOTAL NON-INTEREST EXPENSE                    1131573       1057769        3323640        3024842

INCOME BEFORE TAXES                            584810        575790        1822086        1712106
INCOME TAXES                                    86500        120000         343500         365000

NET INCOME                                     498310        455790        1478586        1347106

EARNINGS PER SHARE                               0.43          0.40           1.30           1.21

BAY BANKS OF VIRGINIA, INC.
CONDENSED STATEMENT OF CASHFLOWS
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                  Sep-97          Sep-96
NET INCOME                                                            1478586         1347106

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
                                PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                      306423          275496
     PROVISION FOR LOAN LOSS                                           165000          215000
     NET SECURITIES GAINS                                               -2806            -250
     GAIN ON SALE OF FORECLOSED REAL ESTATE                              6633          -92271
     LOSS ON SALE OF EQUIPMENT                                              0            6003
     ACCRUED INCOME AND OTHER ASSETS                                  -313144         -120978
     OTHER LIABILITIES                                                  35895          309865
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1676587         1939971

CASH FLOWS FROM INVESTING ACTIVITIES
     NET CHANGE IN INTEREST BEARING DEPOSITS                                0               0
     PROCEEDS FROM MATURITIES OF AFS SECURITIES                       1757631         6193055
     PROCEEDS FROM SALES OF AFS SECURITIES                            4449309         1526924
     PURCHASES OF AFS SECURITIES                                     -2228155        -8316000
     NET CHANGE IN FED FUNDS SOLD                                    -4634000         4728000
     NET INCREASE IN LOANS                                           -4202049        -2993946
     PROCEEDS FROM SALE OF EQUIPMENT                                        0             300
     PURCHASE OF PREMISES AND EQUIPMENT                               -386900         -204000
     PROCEEDS FROM SALE OF FORECLOSED REAL ESTATE                       15502          613035
     ADDITIONS TO OTHER REAL ESTATE OWNED                             -734008          401462
NET CASH USED IN INVESTING ACTIVITIES                                -5962670         1948830

CASH FLOWS FROM FINANCING ACTIVITIES
     NET INCREASE IN DEMAND, SAVINGS, AND NOW                        -2671394         -901000
     NET INCREASE(DECREASE) IN TIME DEPOSITS                         12094997         -559000
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                            194860           18000
     DIVIDENDS PAID                                                   -528736         -416000
NET CASH PROVIDED BY FINANCING ACTIVITIES                             9089727        -1858000

NET INCREASE (DECREASE) IN CASH  AND DUE FROM BANKS                   4803644         2030801
CASH AND DUE FROM BANKS AT DECEMBER 31, 1996,1995                     3972697         3995017
CASH AND DUE FROM BANKS AT SEPTEMBER 30, 1997,1996                    8776341         6025818

                                                                     -4803644        -2030801
                                                                            0               0

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         (UNAUDITED)

                  The following discussion is intended to assist in understanding and evaluating the results of operations and the financial condition of Bay Banks of Virginia, Incorporated, a single bank holding company. This discussion should be read in conjunction with the attached Balance Sheet, Statement of Income and Statement of Cash Flows.

         EARNINGS SUMMATION

                  For the nine months ended September 1997 net income was $1,478,586 as compared to $1,347,106 for the comparable period in 1996, for an increase of 9.80%. Earnings per share through the third quarter were $1.30 as compared to $1.21 in 1996, which represents an increase of 7.44%. Return on Average Equity was 12.02% for 1997 and 11.53% for 1996. Return on Average Assets was 1.23% and 1.14% consecutively.


         NET INTEREST INCOME

                  Net Interest Income through the third quarter of 1997 was $4.53 million and for the same period in 1996 the total was $4.20 million. This is an increase 7.72% over 1996. The Net Interest Margin for the year to date 1997 was 5.74% up from 5.39% for the comparable period in 1996. Interest earning assets totaled $155.62 million while interest -bearing liabilities totaled $138.84 million at quarter end 1997. As a result, interest- bearing assets exceed interest- bearing liabilities by $16.78 million, or 12.12%.

         PROVISION/ALLOWANCE FOR LOAN LOSSES

                  Increases in the Provision for Loan Losses were $60,000, or $165,000 through the nine months. The total Allowance for Loan Losses as of September 30, 1997 was $882,291. The Loan Loss Provision as a percentage of Average Total Loans through the third quarter of 1997 is .84%.

                  As of September 30, 1997, loans on Non-Accrual status totaled $345,175. This balance was $174,250 through September 1996. Loans still accruing interest but delinquent 90 days were $208,383 at quarter end 1997.

                  The Allowance for Loan Losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted on all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Holding Company assesses the appropriate provision for the coming quarter. As of September 30, 1997, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         NON INTEREST INCOME

                  Other Income through the third quarter of 1997 totaled $782,133 as compared to $747,523 for 1996. Other Income for the Holding Company is composed of Visa Merchant Fees, Deposit Fees, Trust Department Income, Miscellaneous Income, and Gains on the Sale of Securities. Of these categories, the Visa program, Deposit Fees and the Trust Department contribute the majority. Through the nine months ended September 30, 1997 Visa Fees were $166,674, Deposit Fees were $173,932, and Trust Income was $335,467. Continually improving marketing efforts from the Visa and Trust Departments are having positive effects on the earnings performance of these areas.

         NON INTEREST EXPENSE

                  Non Interest Expense totaled $3.32 million through the third quarter of 1997 as compared to $3.03 million for comparable period in 1996. This represents an increase of 9.88% between periods. Non Interest Expenses include Salaries and Benefits, Occupancy Expense, Furniture and Equipment Expense and Other Operating Expense. Of these categories, Salaries and Benefits are the major expense. Through the nine months ended September 30, 1997, Salary and Benefit Expense was $1.68 million, Occupancy was $126,391, Furniture and Equipment was $427,334 and Other Operating was $1.09 million. During 1997, the Holding Company began the process of fully integrating the Microsoft Office Platform throughout the organization. This process requires the installation of data handling equipment in virtually every department of the Holding Company. The result has been increased depreciation and installation expenses during the interim period. Further, the Holding Company has completed extensive renovation of two branches, which further increased occupancy costs for the year to date.

         FINANCIAL CONDITION

                  Total Assets at third quarter end of 1997 were $170.44 million as compared to $159.33 million at December 30, 1996. This represents an increase of 6.98% for the nine-month period.

                  Loan demand increased during the third quarter of 1997. Total Loans through the quarter were $105.52 million as compared to $96.21 million for the comparable period in 1996. Total Loans at year end 1996 were $101.73 million, resulting in a gain of 3.73% through the nine months ended September 30, 1997. Management continues to focus on new products and services that will further stimulate lending activity in our market area.

                  Management has utilized the earnings potential of 1997 to improve the quality of the loan portfolio through more efficient collection efforts. Through the first nine months of 1997, charged off loans totaled $307,613. This compares to loans charged off for the comparable period in 1996 which totaled $159,079. While these numbers have increased during 1997, management of the Bank of Lancaster does not consider this a sustained trend.

                  Further, a commercial examination by the Bank's state regulatory agency was conducted as of June 30, 1997. Included in the examination process was a thorough review of the loan portfolio and lending procedures. Management is not aware of any recommendations by the Agency which would impact the current funding levels of the Allowance for Loan Losses or any other facet of the loan portfolio.

                  As of September 30, 1997, the Holding Company held $40.91 million in investment securities. This compares with September 1996 balances of $48.47 million and year-end 1996 balances of $45.37 million. This represents a reduction of 15.60% of the total portfolio during the twelve months ended September 30, 1997. The majority of this reduction resulted from securities sales at year-end 1996 and June 30, 1997. The remaining reduction resulted from maturities and calls.

                  As of September 30, 1997, total deposits were $151.53 million as compared to $139.96 million at quarter end 1996 and $142.11 at year end 1996. This represents a net increase in deposits of $11.57 million or 8.27% for the twelve months ended September 30, 1997 and an increase of 6.63% through the nine months ended September 30, 1997. For the period of September 30, 1996 to 1997, Non Interest-bearing Demand Deposits increased to $12.73 million, and Interest-bearing Transaction Accounts increased to $28.69 million. Savings and certificates of deposit increased to $110.11 million, up from $104.67 million at September 30, 1996.

                  The Bank of Lancaster maintained $1.33 million on Other Real Estate as of September 30, 1997. Several foreclosures occurred during the third quarter which increased this balance. The Bank of Lancaster is aggressively marketing all properties on OREO, further, management expects no loss on any of these properties.

                  Second and third quarter 1997 resulted in strong deposit growth for the Bank of Lancaster. In particular, increased marketing and improved product offerings met with market approval. Certificates of deposit grew mainly due to the offering of a specific line of products known as Chart Toppers. This product not only resulted in increased deposits, but also further filled a maturity interval within the Asset Liability model for rate and maturity sensitivity.


         LIQUIDITY AND CAPITAL RESOURCES

                  Bay Banks of Virginia maintains adequate short-term assets to meet liquidity needs that are anticipated by management. Federal Funds Sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. At September 30, 1997 Federal Funds Sold totaled $9.15 million and securities maturing in one year or less totaled $7.12 million, for a total pool of $16.27 million. This compares to the comparable period in 1996, which totaled $9.15 million.

                  The liquidity ratio as of September 30, 1997 was 37.33% as compared to 36.33%. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and due from, unpledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

                  Total shareholder equity at September 30, 1997 was $18.12 million as compared to $16.03 million for the same period 1996. This represents an increase of 13.04% over 1996. Shareholder equity at year-end 1996 was $16.78 million. Shareholder equity was impacted by unrealized gains on securities in the amount of $167,475 at quarter end 1997, while these unrealized losses at year-end were $48,182.

                  The Holding Company is required to maintain minimum amounts of Capital to Total Risk Weighted Assets, as defined by FFIEC guidelines. As of September 30, 1997, the Holding Company maintained 18.81% and
         11.32 % Tier 1 and Total Capital Ratios. The respective minimums are 5.50% and 6.00%. The Holding Company's Leverage Ratio at September 30, 1997 was 10.85% with a regulatory minimum of 3.00%.

                  Book Value per share of common stock for the 1997 interim period was $15.83 and for 1996 the book value per share was $15.87. Cash dividends paid through September 30, 1997 were $582,736. Total number of shares outstanding at September 30, 1997 was 1,144,309.

         Part I Item 1.  Financial Information
         Bank of Lancaster
         Notes to Consolidated Financial Statements

         1.       Bay Banks of Virginia, Inc. owns 100% of the Bank of
                  Lancaster.   The consolidated financial statements include the
                  accounts of the Bank of Lancaster and Bay Banks of Virginia, Incorporated.

         2. The accounting and reporting policies of the registrant conform to generally accepted accounting principals and to the general practices within the banking industry. This interim statement has not been audited, however, in management's opinion, it reflects a fair and accurate presentation of the consolidated financial statements.

         3. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrants 1996 Annual Report to Shareholders.

         PART 2.

         ITEM 1.           LEGAL PROCEEDINGS

         None to report.

         ITEM 2.           CHANGES IN SECURITIES

         See ITEM 4.

         ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         None to report.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None to report.

         ITEM 5.           OTHER INFORMATION

         None to report.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Bay Banks of Virginia made no filings on Form 8-K during the period.

         SIGNATURES
         BAY BANKS OF VIRGINIA

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Bay Banks of Virginia
                                  ---------------------
                                       (Registrant)



         11/6/1997                s/s  Paul T. Sciacchitano
                                  -------------------------
                                  Executive Vice President and
                                                    Chief Financial Officer


         11/6/1997                s/s  Richard C. Abbott
                                  ----------------------
                                  Controller