Form 10KSB
period 1997-12-31
BAY BANKS OF VIRGINIA INC
filed 1998-03-31
CIK 1034594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934             [FEE REQUIRED]
                   For the fiscal year ended December 31, 1997

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934             [NO FEE REQUIRED]

                           BAY BANKS OF VIRGINIA, INC.
                 (Name of small business issuer in its charter)

       VIRGINIA                                         54-1838100
(State of Incorporation)                    (I.R.S. Employer Identification no.)

        100 SOUTH MAIN STREET, KILMARNOCK, VIRGINIA                    22482
           (Address of principal executive offices)                  (Zip Code)

Issuers telephone number............................................804.435.1171
Securities registered under Section 12(b) of the Exchange Act...............NONE
Securities registered under Section 12(g) of the Exchange Act:
                Common Stock ($5.00 Par Value)
                       (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.......Yes_X_NO___.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form-10KSB. [ X ]

State issuers revenues for its most recent fiscal year...............$13,410,466
Number of shares outstanding as of February 28, 1998...................1,150,826

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

Portions of the registrants definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 1998 are incorporated by reference into Part III of this Form 10-KSB.




                               Bank of Lancaster
                                  Form 10-KSB
                               TABLE OF CONTENTS
                                     PART I

ITEM NUMBER                                                       PAGE NUMBER
-----------                                                       -----------
    1.           DESCRIPTION OF BUSINESS                               3

    2.           DESCRIPTION OF PROPERTIES                             4

    3.           LEGAL PROCEEDINGS                                     4

    4.           SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS                                   5

                           PART II
    5.           MARKET FOR REGISTRANTS COMMON
                 EQUITY AND RELATED STOCKHOLDER MATTERS                5

    6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS         6

    7.           FINANCIAL STATEMENTS AND RELATED DATA

    8.           CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON FINANCIAL DISCLOSURE                   6

                          PART III
    9.           DIRECTORS AND EXECUTIVE OFFICERS OF
                 THE REGISTRANT                                        6

    10.          EXECUTIVE COMPENSATION                                6

    11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT                                 7

    12.          CERTAIN RELATIONSHIPS AND RELATED
                 TRANSACTIONS                                          7

    13.          EXHIBITS, FINANCIAL STATEMENTS AND
                 REPORTS ON FORM  8-K                                  7

                      SUPPLEMENTAL DATA
                 SIGNATURES OF  OFFICERS AND DIRECTORS                 9
                 CONSENT OF AUDITORS                                  10





PART 1
ITEM 1:  DESCRIPTION OF BUSINESS

Nature of Business. Bay Banks of Virginia, Inc. (the "Company") is a one-bank holding company that conducts substantially all of its operations through its subsidiary, Bank of Lancaster, (the "Bank"). Bay Banks of Virginia, Inc. was incorporated under the laws of the Commonwealth of Virginia on February 10, 1997, in connection with the reorganization of the Bank of Lancaster. The Bank is a state-chartered bank and a member of the Federal Reserve System. The Bank services individual and commercial customers, the majority of which are in the Northern Neck of Virginia. The Bank has two offices located in Kilmarnock and one office in White Stone, Virginia. A substantial amount of the Bank's deposits are interest bearing, and the majority of the Bank's loan portfolio is secured by real estate. Deposits of the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation.

The Bank offers a full range of banking and related financial services, including checking, savings, and other depository services, commercial and industrial loans, residential and commercial mortgages, home equity loans, and consumer installment loans. The Bank's Trust Department also offers a broad range of trust and related fiduciary services.

As of December 31, 1997, the Company and its subsidiaries had 60 full-time equivalent employees.

Competition. The Bank's trade area includes Lancaster County and parts of Northumberland and Middlesex County. The Bank is subject to competition from a variety of commercial banks and financial service companies. For deposits, the Bank competes with statewide banking institutions, local community banks, major investment brokerage houses and issuers of money markets and mutual fund products. For loans, the Bank competes with other commercial banks, savings and loans, credit unions, and consumer finance companies. As the marketplace continues to develop, the Bank expects competition to increase.

The counties composing the Bank's marketplace are situated on the Chesapeake Bay and its tributaries, and as such, many people find it a highly desirable vacation spot. Second and summer homes are also prevalent. The senior citizen market is substantial, as many are relocating to the area to reside near the Chesapeake Bay. Resorts and health care providers are the largest employers in the community, with agriculture, fishing, boat repair, general retail, financial, construction, and services directed toward the retirement community being other major economic sectors.

The Bank had $168,725,484 in total assets and $149,604,806 in total deposits as of December 31, 1997. Net earnings for the year ended December 31, 1997, were $1,959,832.

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Service Company, Inc., a Virginia corporation organized in 1994. Bay Services owns an equity interest in a land title insurance agency. Clients may include customers of the Bank and the other financial institutions that have an equity interest in the agency.

Supervision and Regulation. Bank holding companies and banks are regulated under both federal and state law. The Company is subject to regulation by the Board of Governors of the Federal Reserve. Under the Bank Holding Company Act of 1956, the Federal Reserve exercises supervisory responsibility for any non-bank acquisition, merger or consolidation. In addition, the Bank Holding Company Act limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking. In addition, the Company is registered under the Bank Holding Laws of Virginia, and as such is subject to regulation and supervision by the State Corporation Commission Bureau of Financial Institutions, (the SCC).

The Bank is supervised and subject to regular examination by the Federal Reserve Board, the State Corporation Commission, and the Federal Deposit Insurance Corporation. These on site examinations verify compliance with regulations governing corporate practices, capitalization, and safety and soundness. Further, the Bank is subject to the requirements of the Community Reinvestment Act, (the "CRA"). CRA requires financial institutions to meet the credit needs of the local community, including low to moderate income needs. Compliance with the CRA is monitored through regular examination by the Federal Reserve.

ITEM 2:  DESCRIPTION OF PROPERTY

The Company owns no property, however its subsidiary, the Bank of Lancaster as of December 31, 1997 owned the following properties:

Main Office                Northside Branch              WhiteStone Branch
The Bank of Lancaster      Lancaster Square Center       Route 3
100 South Main Street      Kilmarnock, Virginia          White Stone, Virginia
Kilmarnock, Virginia

The Bank leases space for its' Operations Center on 23 West Church Street in Kilmarnock. The lease is an annual lease with four renewal options. The current rate is $11,400 annually with $600 annual increases. The Bank is in the fifth renewal period.

Through the normal course of business, the Bank maintains an inventory of foreclosed properties known as Other Real Estate Owned, or OREO. This inventory is held at fair value, therefore, the Bank expects no losses on these properties. Balances in OREO as of December 31, 1997, were $1,378,795.

Further information regarding property of the Bank is incorporated herein by reference from page 21, Note 5 of the Company's 1997 Annual Report to Shareholders.


ITEM 3:  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings before any court, administrative agency, or other tribunal.




ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters submitted to a vote of security holders include the adoption of an Agreement providing for the establishment of a holding company structure for the Bank. This matter was presented to the shareholders of the Bank at its annual meeting held April 28, 1997. The matter was approved by the shareholders and the holding company assumed control of the Bank as of July 1, 1997.

PART II
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No established public trading market currently exists for the Company's common stock. No brokerage firm regularly makes a market for the stock, and trades in the Company's stock occur infrequently on a local basis. Accordingly, the quotations set forth below do not necessarily reflect the price that would be paid in an active and liquid market. The Company, from time-to-time, on an informal basis, attempts to match or pair persons who desire to buy and sell the Company's stock. As of December 31, 1997, there were 654 stockholders of record.

         Management understands that several transfers have occurred since year-end in which the price per share was $27. To the best knowledge of management, the most recent trade in Company stock was on March 2, 1998, in the amount of 800 shares at a sales price of $27 per share. Further market information is as follows:

                                    COMMON EQUITY MARKET DATA
     Bank of Lancaster up to June 30, 1997 and Bay Banks of Virginia as of July
      1, 1997 There was no change in number of shares outstanding as of the date of conversion.


         SALES PRICE                               SALES PRICE
1997      HI       LOW     DIVIDEND    1996       HI        LOW     DIVIDEND
QTR 1   $23.50   $22.00     0.155      QTR 1    $17.00   $ 17.00      0.140
QTR 2   $23.75   $23.75     0.155      QTR 2    $20.00   $ 19.00      0.140
QTR 3   $26.50   $23.75     0.155      QTR 3    $21.00   $ 21.00      0.140
QTR 4   $26.50   $26.50     0.170      QTR 4    $22.00   $ 21.50      0.155

         Bay Banks of Virginia, Inc. a one-bank holding company owns 100% of the stock of the Bank of Lancaster. The Bank is prohibited by The Federal Reserve from holding or purchasing its own shares except in limited circumstances. The Bank is subject to certain requirements as imposed by state banking statutes and regulations. The Bank is limited by the Board of Governors of the Federal Reserve System in what dividends it can pay to the Company. Any dividend in excess of the total of the Bank's net profit for that year plus retained earnings from the prior two years must be approved by the proper regulatory agencies. Further, under the Federal Deposit Insurance Corporation Improvement Act of 1991, insured depository institutions are prohibited from making capital distributions, if after making such distributions, the institution would become "undercapitalized" as defined by regulation. Based upon the Bank's current financial position, it is not anticipated that this statute will impact the continued operation of the Bank. Please see Notes 10 and 17 of the 1997 Annual Report Notes to Financial Statements, incorporated herein by reference.

As of December 31, 1997, there were 62,550 unexercised Incentive Stock Option Grants issued with various maturities throughout the next 10 years. All options granted were at fair market value as of the date of grant.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to pages 9 through 13 of the 1997 Annual Report to Shareholders.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of the Company begin on page 14 of the 1997 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auditors.

PART III
ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Non-Director Executive Officer of the Company is listed below. The Directors are listed in the Proxy Statement and are incorporated herein by reference to pages 2 through 4. There were no late filings of the Form 4.

                         NON-DIRECTOR EXECUTIVE OFFICERS

Executive                  Age    Position        Years
-----------                ---   ---------        -----
Paul T. Sciacchitano       47    Treasurer      as of July 1, 1997


ITEM 10: EXECUTIVE COMPENSATION

Executive compensation is listed in the Proxy Statement and is incorporated herein by reference to pages 6 and 7.



ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

Security ownership of certain beneficial owners and management is detailed in the Proxy Statement, and is incorporated herein by reference to pages 5 and 6.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related transactions are detailed in the Proxy Statement and are incorporated herein by reference to pages 5 and 6.

ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.
Exhibit Index

( 2) Plan of reorganization. Incorporated by reference to the previously filed Form S-4EF Registration Statement; SEC file number 333-22579 dated February 28, 1997. Also to incorporate by reference the previously filed Form 424B3, SEC file number 333-22579 dated March 23, 1997.

( 3) (i)(ii)Articles of Incorporation and Bylaws. Incorporated by reference to Appendix I to Exhibit A of previously filed Form 424B3, SEC file number 333-22579 dated March 23, 1997.

( 4) (i)Rights of Holders. Incorporated by reference to the previously filed Form 424B3, SEC file number 333-22579 dated March 23, 1997; Page 5 of the Summary of Proxy, Comparison in the Rights of Shareholders. Pages 14-15 of the Certain Effects of the Reorganization, Comparison in the Rights of Shareholders. With regard to Dissenters Rights, Exhibit B, Article 15 Dissenters Rights, pages B1-B6.

( 9)     not applicable

(10) (ii)(A)Material Contracts. Incorporated by reference to the previously filed Form S-4EF, Item 6, Material Contracts, SEC file number 333-22579 dated February 28, 1997.

(11)     not applicable

(13)     Annual Report to Shareholders is filed herewith.

(16)     not applicable

(18)     not applicable

(21)     Subsidiaries of the registrant are filed herewith.

(22)     None

(23)     Attached

(24)     not applicable

(27)     not required

(28)      not applicable

(99)     not applicable

 (b) Reports on Form 8-K. Incorporated herein by reference, there was one 8-K filing during the forth quarter of 1997. Form 8-K, SEC file number 000-22995 was filed on November 18, 1997.



                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its' behalf by the undersigned, thereunto, duly authorized on the 27th day of March 1998.

                                     BAY BANKS OF VIRGINIA, INC.

                                     /s/ Austin L. Roberts, III
                                     --------------------------
                                     Austin L. Roberts, III,
                                     President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities on the 27th day of March 1998.

                                      SIGNATURES OF DIRECTORS

                                      /s/ Ammon G. Dunton, Jr.
                                      ------------------------
                                     Ammon G. Dunton, Jr.
                                     Chairman, Board of Directors

                                     /s/ Austin L. Roberts, III
                                     --------------------------
                                     Austin L. Roberts, III,
                                     President and Chief Executive Officer

                                      /s/ Weston F. Conley, Jr.
                                      -------------------------
                                     Weston F. Conley, Jr
                                     Director

                                     /s/ William A. Creager
                                     ----------------------
                                     William A. Creager
                                     Director

                                     /s/ Thomas A. Gosse
                                     --------------------
                                     Thomas A. Gosse
                                     Director

                                     /s/ W. Bruce Sanders
                                     ----------------------
                                     W. Bruce Sanders
                                     Director