Form 10-Q
period 1998-03-31
BAY BANKS OF VIRGINIA INC
filed 1998-05-15
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                  (804)435-1171
                            (ISSUER'S TELEPHONE NO.)


        Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days __X___yes _____no


        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,155,087 shares of common stock at March 31, 1998.

          Transitional Small Business Disclosure Format ____yes __X__no

                           BAY BANKS OF VIRGINIA, INC.
                                   FORM 10-QSB
                  For the interim period ending March 31, 1998.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS (UNAUDITED)                  1-3

                CONSOLIDATED BALANCE SHEETS
                MARCH 1998  AND DECEMBER 1997                          1

               CONSOLIDATED STATEMENT OF EARNINGS
               THREE MONTHS ENDED MARCH 31, 1998 AND 1997              2

               CONSOLIDATED STATEMENT OF CASH FLOWS
               YEAR TO DATE  MARCH 1998 AND 1997                       3

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION              4-7

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                            8

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                    8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                        8

ITEM 5.   OTHER INFORMATION                                            8

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K                             8

SIGNATURES                                                             9

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                              MARCH                      DECEMBER
BALANCE SHEET CATEGORIES                                      1998                         1997
ASSETS:
CASH DUE FROM BANKS                                              5,975,710                     3,302,389
U. S. TREASURY SECURITIES                                        7,853,346                     8,589,407
U. S. GOVERNMENT SECURITIES                                     14,825,468                    12,475,984
STATE AND MUNICIPAL SECURITIES                                  25,032,275                    18,459,599
OTHER SECURITIES                                                10,992,361                     4,541,452
FED FUNDS SOLD                                                  16,305,597                    11,556,000
TOTAL LOANS,NET UNEARNED                                       103,961,157                   105,063,637
LESS: LOAN LOSS RESERVE                                          (910,493)                     (860,709)
NET LOANS                                                      103,050,664                   104,202,928
NET PREM., FURN., FIXT.                                          4,420,909                     2,840,140
ACCRUED INTEREST RECEIVABLE                                      1,225,366                     1,247,958
OTHER REAL ESTATE OWNED                                          1,297,483                     1,378,795
OTHER ASSETS                                                     4,590,317                       130,832

TOTAL ASSETS                                                   195,569,496                   168,725,484

LIABILITIES
DEMAND DEPOSITS                                                 30,753,792                    11,717,193
SAVINGS AND NOW                                                 88,244,861                    90,891,939
CERTIFICATES OF DEPOSIT                                         56,798,229                    46,995,674
TOTAL DEPOSITS                                                 175,796,882                   149,604,806
FED FUNDS PURCHASED                                                      -                             -
OTHER LIABILITIES                                                  931,068                       428,560

TOTAL LIABILITIES                                              176,727,950                   150,033,366

SHAREHOLDERS EQUITY:
COMMON STOCK
AUTHORIZED-5,000,000 SHARES
OUTSTANDING-1,150,826 AND 1,133,218                              5,775,435                     5,754,130
PAID IN CAPITAL                                                  3,015,954                     3,164,510
RETAINED EARNINGS                                                9,834,373                     9,502,341
MKT.ADJ.-SEC.-UNREALIZED                                           215,784                       271,137

TOTAL SHAREHOLDERS EQUITY                                       18,841,546                    18,692,118

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                            195,569,496                   168,725,484

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

                                                                             QUARTER END             QUARTER END
                                                                           MARCH 31, 1998             MARCH 1997
INTEREST INCOME

INTEREST AND FEES ON LOANS                                                      2352341                  2278378
INTEREST ON US TREASURY SECURITIES                                               115113                   150472
INTEREST ON US GOVERNMENT SECURITIES                                             211286                   217237
INTEREST ON MUNICIPAL SECURITIES                                                 258691                   212386
INTEREST ON OTHER SECURITIES                                                     115561                    36200
INTEREST ON FED FUNDS SOLD                                                       244564                    63499

TOTAL INTEREST INCOME                                                           3297556                  2958172

INTEREST EXPENSE

INTEREST ON INT. BEARING TRANSACTION                                             227277                   195586
INTEREST ON SAVINGS DEPOSITS                                                     777111                   853274
INTEREST ON CERTIFICATES                                                         732712                   421151
INTEREST ON FED FUNDS PURCHASED                                                       0                        0

TOTAL INTEREST EXPENSE                                                          1737100                  1470011

NET INTEREST INCOME                                                             1560456                  1488161
PROVISION FOR LOAN LOSSES                                                         45000                    45000

NET INTEREST INCOME AFTER PROV.                                                 1515456                  1443161

NON-INTEREST INCOME

VISA INCOME                                                                       38754                    46021
DEPOSIT FEES                                                                      64535                    57658
TRUST DEPARTMENT FEES                                                            120670                   108430
OTHER FEES                                                                        66950                    29367
SECURITIES GAINS AND LOSSES                                                           0                      400

TOTAL NON-INTEREST INCOME                                                        290909                   241876

NON-INTEREST EXPENSE

SALARIES AND BENEFITS                                                            632285                   547727
OCCUPANCY                                                                         58103                    44046
FURNITURE AND EQUIPMENT                                                          175543                   141126
OTHER OPERATING                                                                  498671                   343993

TOTAL NON-INTEREST EXPENSE                                                      1364602                  1076892

INCOME BEFORE TAXES                                                              441763                   608145
INCOME TAXES                                                                      80000                   121500

NET INCOME                                                                       361763                   486645

EARNINGS PER SHARE                                                                 0.32                     0.43


BAY BANKS OF VIRGINIA, INC.
CONDENSED STATEMENT OF CASHFLOWS
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                   MARCH 1998         MARCH 1997
NET INCOME                                                               361,763                    486,645

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
                                PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                        121,128                    102,822
     PROVISION FOR LOAN LOSS                                              45,000                     45,000
     NET (GAIN) LOSS ON SALE OF SECURITIES                                     -                      (400)
     DECREASE IN ACCRUED INTEREST  RECEIVABLE                             22,592                     91,283
     (DECREASE) IN ACCRUED INTEREST PAYABLE                               60,330                    (4,989)
     DECREASE IN OTHER ASSETS                                        (4,459,485)                     80,473
     (DECREASE) IN OTHER LIABILITIES                                     502,508                   (22,085)
                                                                   -----------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            (3,707,927)                    292,104

CASH FLOWS FROM INVESTING ACTIVITIES
     PURCHASES OF AFS SECURITIES                                    (15,083,154)                  (770,000)
     PROCEEDS FROM SALES OF AFS SECURITIES                                     0                    750,000
     PROCEEDS FROM MATURITIES OF AFS SECURITIES                        2,326,564                  1,092,105
     NET (INCREASE) IN LOANS OUTSTANDING                                 271,708                  (317,258)
     NET (INCREASE) DECREASE IN FED FUNDS SOLD                       (4,749,597)                  2,994,000
     PURCHASE OF PREMISES AND EQUIPMENT                              (1,701,798)                  (127,338)
     DECREASE IN OTHER REAL ESTATE OWNED                                  81,312                   (86,235)
                                                                   -----------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                               (18,854,965)                  3,535,274

CASH FLOWS FROM FINANCING ACTIVITIES
     NET INCREASE(DECREASE) IN DEMAND, SAVINGS, AND NOW               15,246,412                (1,623,874)
     NET INCREASE(DECREASE) IN TIME DEPOSITS                           9,802,556                (1,555,835)
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                               21,305                     34,373
     DIVIDENDS PAID                                                    (195,823)                  (176,245)
                                                                   -----------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             24,874,450                (3,321,581)

NET INCREASE (DECREASE) IN CASH                                        2,673,321                    992,442

CASH AND DUE FROM AT BEGINNING OF PERIOD                               3,302,389                  3,972,697
CASH AND DUE FROM AT END OF PERIOD                                     5,975,710                  4,965,139


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

         EARNINGS SUMMATION

                  For the three months ended March 1998 net income was $361,763 as compared to $486,645 for the comparable period in 1997, for a decrease of 25.64%. Earnings per share through the first quarter were $.32 as compared to $.43 in 1997, which represents a decrease of 34.38%. Return on Average Equity was 10.12% for 1998 and 11.51% for 1997. Return on Average Assets was .91% and 1.23% consecutively. Earnings have been impacted by non interest expense increases associated with the acquisition of branches as well as the continuing process of improving and upgrading the Companies technology that is related to Year 2000 compliance.

         NET INTEREST INCOME

                  Net Interest Income through the first quarter of 1998 was $1.56 million and for the same period in 1997 the total was $1.49 million. This is an increase 4.70% over 1997. The Net Interest Margin on a fully tax equivalent basis for the year to date 1998 was 5.21%, down from 5.76% for the comparable period in 1997. Average interest earning assets totaled $169.52 million while average interest bearing liabilities totaled $146.91 million at quarter end 1998. As a result, interest-bearing assets exceeded interest- bearing liabilities by $22.61 million, or 13.34%.

                  Net interest income has been impacted due to continued flattening of the yield curve. Higher short term rates and lower long term rates have resulted in the investment of excess deposits by the Company at lower than desired rates. Management has addressed this situation and has begun adjustments in rate structures that could possibly mitigate a portion of the yield reduction. The Company has identified deposit and loan products that offer the greatest potential for improving net interest income.

         PROVISION/ALLOWANCE FOR LOAN LOSSES

         Increases in the Provision for Loan Losses were $45,000 through the three months. The total Allowance for Loan Losses as of March 30, 1998 was $910,493. The Loan Loss Provision as a percentage of Average Total Loans through the first quarter of 1998 is .88%.

         As of March 30, 1998, loans on Non-Accrual status totaled $347,224. There were no loans on Non-Accrual status as of March 31, 1997. Loans still accruing interest but delinquent 90 days were $1,412,603 at quarter end 1998 as compared to $996,259 for quarter end 1997.

                  The Allowance for Loan Losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted on all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Holding Company assesses the appropriate provision for the coming quarter. As of March 31, 1998, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         NON INTEREST INCOME

                  Other Income through the first quarter of 1998 totaled $290,909 as compared to $241,876 for 1997. Other Income for the Holding Company is composed of Visa Merchant Fees, Deposit Fees, Trust Department Income, Miscellaneous Income, and Gains on the Sale of Securities. Of these categories, the Visa program, Deposit Fees and the Trust Department contribute the majority. Through the three months ended March 31, 1998 Visa Fees were $38,754, Deposit Fees were $64,535, and Trust Income was $120,670. Continually improving marketing efforts from the Visa and Trust Departments are having positive effects on the earnings performance of these areas.

         NON INTEREST EXPENSE

                  Non Interest Expense totaled $1.36 million through the first quarter of 1998 as compared to $1.08 million for comparable period in 1997. This represents an increase of 25.9% between periods. Non Interest Expenses include Salaries and Benefits, Occupancy Expense, Furniture and Equipment Expense and Other Operating Expense. Of these categories, Salaries and Benefits are the major expense. Through the three months ended March 30, 1998, Salary and Benefit Expense was $632,285, Occupancy was $58,103, Furniture and Equipment was $175,543 and Other Operating was $498,671. Bay Banks of Virginia acquired two branches from the former Signet Bank of Richmond, Virginia in February of 1998. Associated with the acquisition were the normal expenses of purchase, many of which were realized in the first quarter as non-recurring. In addition, non interest expense is impacted by the core deposit intangible associated with the acquisition of deposits and an increase in personnel expense.

         FINANCIAL CONDITION

                  Total Assets at first quarter end of 1998 were $195.57 million as compared to $168.73 million at December 30, 1997. This represents an increase of 15.22% for the three-month period.

                  Total Loans through the first quarter were $103.96 million as compared to $101.23 million for the comparable period in 1997. Total Loans at year end 1997 were $105.06 million, resulting in a decrease of 1.05% through the three months ended March 30, 1998. Management continues to focus on new products and services that will further stimulate lending activity in our market area.

         Through the first three months of 1998, charged off loans totaled $3,055. For the comparable period in 1997 total loans charged off were $36,994.

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

                  As of March 30, 1998, the Holding Company held $58.70 million in investment securities. This compares with March 1997 balances of $43.91 million and year-end 1997 balances of $44.06 million. This represents an increase of 33.23% of the total portfolio during the three months ended March 31, 1998. This increase was a direct result of the acquisition of deposits associated with the previously mentioned branch purchase from Signet Bank.

                  As of March 30, 1998, total deposits were $175.79 million as compared to $138.92 million at quarter end 1997 and $149.60 at year end 1997. This represents a net increase of $26.19 million or 17.51% for the three months ended March 30, 1998. For the period of March 30, 1997 to 1998, Non Interest-bearing Demand Deposits increased to $18.46 million, and Interest-bearing Transaction Accounts increased to $32.77 million. Savings and certificates of deposit increased to $124.54 million. This increase in deposit balances is mainly attributable to the acquisition of approximately $22 million in deposits with the branch acquisition from Signet Bank.

                  The Bank of Lancaster maintained $1.3 million on Other Real Estate Owned as of March 31, 1998. For the comparable period in 1997 the balance was $542,343. The Bank of Lancaster is aggressively marketing all properties on OREO, and further, management expects no loss on any of these properties.

         LIQUIDITY AND CAPITAL RESOURCES

                  Bay Banks of Virginia maintains adequate short-term assets to meet liquidity needs that are anticipated by management. Federal Funds Sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. At March 30, 1998 Federal Funds Sold totaled $16.31 million and securities maturing in one year or less totaled $8.54 million, for a total pool of $24.85 million. This compares to the comparable period in 1997, which totaled $9.15 million. Increases in liquidity are due mainly to the acquisition of deposits that resulted from the previously mentioned branch purchases.

                  The liquidity ratio as of March 30, 1998 was 44.69% as compared to 37.33% for the prior period. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and due from, unpledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio. As excess funds are diverted from Federal Funds to loans and investments, this ratio will decline to levels more consistent with prior periods.

         Total shareholder equity at March 30, 1998 was $18.84 million as compared to $16.91 million for the same period 1997. This represents an increase of 11.39% over 1997. Shareholder equity at year-end 1997 was $18.69 million. Shareholder equity was impacted by unrealized gains on securities in the amount of $215,784 at quarter end 1998, while these unrealized gains at year-end were $271,137.



                  The Holding Company is required to maintain minimum amounts of Capital to Total Risk Weighted Assets, as defined by FFIEC guidelines. As of quarter end 1998, the Company maintained Tier 1 Capital of $15.2 million, Tier 2 Capital of $910,000, and Total Risk Based Capital of $16.15 million. Net Risk Weighted Assets totaled $110.56 million. As of March 30, 1998, the Holding Company maintained 13.79% and 8.62 % Tier 1 and Total Capital Ratios. The respective minimums are 5.50% and 6.00%. The Holding Company's Leverage Ratio at March 31, 1998 was 8.27% with a regulatory minimum of 3.00%.



                  Book Value per share of common stock for the 1998 interim period was $14.98 and for 1997 the book value per share was $14.93. Cash dividends paid through March 30, 1998 were $195,823. Total number of shares outstanding at March 30, 1998 was 1,155,087.

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

         These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrants 1997 Annual Report to Shareholders.



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

         ITEM 13: EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         Exhibit Index



         ( 2)     Plan of reorganization.                                       N/A

         ( 3)     (i)(ii)Articles of Incorporation and Bylaws.                  N/A

         ( 4)     (i)Rights of Holders.                                         N/A



         (10)     (ii)(A)Material Contracts.                                    N/A

         (11)     Statement: Computation of Earnings per Share                  N/A

         (15)     Letter:   Unaudited financial information                     N/A

         (18)     Letter:  Change in accounting principals                      N/A

         (19)     Report furnished to security holders                          N/A

         Published report regarding matters submitted

         to a vote of security holders                                          N/A

         (23)     Consent of council                                            N/A

         (24)     Power of Attorney                                             N/A

         (27)     Financial Data Schedule
                  Attached

         (99)     Additional Exhibits                                           N/A

         (b)      No filings were made on Form 8-K for the period.





         SIGNATURES

         BAY BANKS OF VIRGINIA



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Bay Banks of Virginia

                                              (Registrant)

         5/14/1998                       s/s  Austin L. Roberts, III
                                         -------------------------------------
                                         President and

                                         Chief Executive Officer



         5/14/1998                       s/s  Paul T. Sciacchitano
                                         -------------------------------------
                                         Executive Vice President and

                                         Chief Financial Officer