Form 10QSB
period 1998-06-30
BAY BANKS OF VIRGINIA INC
filed 1998-08-14
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                  (804)435-1171
                            (ISSUER'S TELEPHONE NO.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days __X___yes _____no


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,158,160 shares of common stock at August 11, 1998.

Transitional Small Business Disclosure Format ____yes __X__no

                           Bay Banks of Virginia, Inc.

                                   FORM 10-QSB
                  For the interim period ending June 30, 1998.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS (UNAUDITED)                   1-3

                CONSOLIDATED BALANCE SHEETS
                JUNE 1998  AND DECEMBER 1997                             1

               CONSOLIDATED STATEMENT OF EARNINGS
               QUARTER  ENDED JUNE 1998 AND 1997                         2
               YEAR TO DATE JUNE 1998 AND 1997

               CONSOLIDATED STATEMENT OF CASH FLOWS
               YEAR TO DATE  JUNE 1998 AND 1997                          3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION                4-7

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              8

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                      8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                          8

ITEM 5.   OTHER INFORMATION                                              8

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K                               8

SIGNATURES                                                               9

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                                                      JUNE                      DECEMBER
BALANCE SHEET CATEGORIES                                              1998                         1997
ASSETS:
CASH DUE FROM BANKS                                                4715261                       3302389
U. S. TREASURY SECURITIES                                          6564394                       8589407
U. S. GOVERNMENT SECURITIES                                       14596981                      12475984
STATE AND MUNICIPAL SECURITIES                                    27401455                      18459599
OTHER SECURITIES                                                  10705662                       4541452
FED FUNDS SOLD                                                    11882714                      11556000
TOTAL LOANS,NET UNEARNED                                         106911600                     105063637
LESS: LOAN LOSS RESERVE                                           (954823)                      (860709)
NET LOANS                                                        105956777                     104202928
NET PREM., FURN., FIXT.                                            4369037                       2840140
ACCRUED INTEREST RECEIVABLE                                        1518594                       1247958
OTHER REAL ESTATE OWNED                                            1234280                       1378795
OTHER ASSETS                                                       4743501                        130832

TOTAL ASSETS                                                     193688656                     168725484

LIABILITIES
DEMAND DEPOSITS                                                   29255361                      11717193
SAVINGS AND NOW                                                   88896478                      90891939
CERTIFICATES OF DEPOSIT                                           54983712                      46995674
TOTAL DEPOSITS                                                   173135551                     149604806
FED FUNDS PURCHASED                                                      -                             -
OTHER LIABILITIES                                                  1398810                        428560

TOTAL LIABILITIES                                                174534361                     150033366

SHAREHOLDERS EQUITY:
COMMON STOCK
AUTHORIZED-5,000,000 SHARES
OUTSTANDING-1,158,160 AND 1,133,218                                5790800                       5754130
PAID IN CAPITAL                                                    3015954                       3164510
RETAINED EARNINGS                                                 10100292                       9502341
MKT.ADJ.-SEC.-UNREALIZED                                            247249                        271137

TOTAL SHAREHOLDERS EQUITY                                         19154295                      18692118

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                              193688656                     168725484


BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

                                                     QUARTER END     QUARTER END                               YTD
                                                      JUNE 1998       JUNE 1997                    JUNE 1998         JUNE 1997
INTEREST INCOME
INTEREST AND FEES ON LOANS                             2417811         2363389                      4770152            4658574
INTEREST ON US TREASURY SECURITIES                      102574          151702                       217687             302174
INTEREST ON US GOVERNMENT SECURITIES                    227649          219003                       438935             436241
INTEREST ON MUNICIPAL SECURITIES                        339281          223258                       597972             435644
INTEREST ON OTHER SECURITIES                            173756           29860                       289317              66069
INTEREST ON FED FUNDS SOLD                              179302           24766                       423866              88265

TOTAL INTEREST INCOME                                  3440373         3011978                      6737929            5986967


INTEREST EXPENSE

INTEREST ON INT. BEARING TRANSACTION                    259780          198252                       487057             393838
INTEREST ON SAVINGS DEPOSITS                            779152          837936                      1556263            1691209
INTEREST ON CERTIFICATES                                745390          428797                      1478102             849948
INTEREST ON FED FUNDS PURCHASED                              0           21737                            0              21737
OTHER SHORT TERM BORROWINGS                               1747               0                         1747

TOTAL INTEREST EXPENSE                                 1786069         1486722                      3523169            2956732

NET INTEREST INCOME                                    1654304         1525256                      3214760            3030235
PROVISION FOR LOAN LOSSES                                45000           60000                        90000             105000

NET INTEREST INCOME AFTER PROV.                        1609304         1465256                      3124760            2925235

NON-INTEREST INCOME

VISA INCOME                                              62714           54869                       101468             100890
DEPOSIT FEES                                             83316           56912                       147851             114570
TRUST DEPARTMENT FEES                                   122334          117754                       243004             226184
OTHER FEES                                              114618           40108                       181568              69501
SECURITIES GAINS AND LOSSES                              65506            2485                        65506               2806
                                                                                                                             0
TOTAL NON-INTEREST INCOME                               448488          272128                       739397             513951

NON-INTEREST EXPENSE

SALARIES AND BENEFITS                                   681754          556224                      1314039            1103951
OCCUPANCY                                                72327           41572                       130430              85618
FURNITURE AND EQUIPMENT                                 165217          129089                       340760             270216
OTHER OPERATING                                         568790          375536                      1066921             742865
                                                                                                                             0
TOTAL NON-INTEREST EXPENSE                             1488088         1102421                      2852150            2202650

INCOME BEFORE TAXES                                     569704          634963                      1012007            1236536
INCOME TAXES                                             70000          135500                       150000             256500

NET INCOME                                              499704          499463                       862007             980036
EARNINGS PER SHARE                                         .43             .44                          .74                .86


BAY BANKS OF VIRGINIA, INC.
CONDENSED STATEMENT OF CASHFLOWS
(UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES                                      JUNE 1998                   JUNE 1997

NET INCOME                                                                   862007                    891316

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
                        PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                            250317                    179575
     PROVISION FOR LOAN LOSS                                                  94115                     90000
     NET (GAIN) LOSS ON SALE OF SECURITIES                                  (65506)                    (2806)
     DECREASE IN ACCRUED INTEREST  RECEIVABLE                              (270996)                  (119249)
     (DECREASE) IN ACCRUED INTEREST PAYABLE                                   44463                   (67143)
     DECREASE IN OTHER ASSETS                                             (2213322)                   (23256)
     (DECREASE) IN OTHER LIABILITIES                                       (122646)                   (38255)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 (2283375)                     18866

CASH FLOWS FROM INVESTING ACTIVITIES
     PURCHASES OF AFS SECURITIES                                         (22229942)                 (1497012)
     PROCEEDS FROM SALES OF AFS SECURITIES                                  3187740                         0
     PROCEEDS FROM MATURITIES OF AFS SECURITIES                             5387961                   1064814
     NET (INCREASE) IN LOANS OUTSTANDING                                  (2678735)                 (1436631)
     NET (INCREASE) DECREASE IN FED FUNDS SOLD                             (326714)                   3058000
     PURCHASE OF PREMISES AND EQUIPMENT                                   (1779216)                   (84017)
     DECREASE IN OTHER REAL ESTATE OWNED                                     144515                  (360928)

NET CASH USED IN INVESTING ACTIVITIES                                    (18294391)                    744226

CASH FLOWS FROM FINANCING ACTIVITIES
     NET INCREASE(DECREASE) IN DEMAND, SAVINGS, AND NOW                    13499597                    750748
     NET INCREASE(DECREASE) IN TIME DEPOSITS                                7988038                 (1123851)
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                   36637                     53349
     DIVIDENDS PAID                                                        (395640)                  (311447)

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  21128632                  (631201)

NET INCREASE (DECREASE) IN CASH                                             1412873                   1023207

CASH AND DUE FROM AT BEGINNING OF PERIOD                                    3302389
CASH AND DUE FROM AT END OF PERIOD                                          4715262


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

         EARNINGS SUMMATION

     For the six months ended June 1998 net income was $862,007 as compared to $980,036 for the comparable period in 1997, for a decrease of 12.04%. Earnings per share through the second quarter were $.43 as compared to $.44 in 1997, which represents a decrease of 13.95%. Return on Average Equity was 9.85% for 1998 and 11.49% for 1997. Return on Average Assets was .92% and 1.24% consecutively. Earnings have been impacted by non interest expense increases associated with the acquisition of branches as well as the continuing process of improving and upgrading the Companies technology that is related to Year 2000 compliance.

         NET INTEREST INCOME

     Net Interest Income through the second quarter of 1998 was $3.21 million and for the same period in 1997 the total was $3.03 million. This is an increase 6.09% over 1997. The Net Interest Margin on a fully tax equivalent basis for the year to date 1998 was 5.21%, down from 5.81% for the comparable period in 1997. Average interest earning assets totaled $187.00 million while average interest bearing liabilities totaled $159.50 million at quarter end 1998. As a result, interest-bearing assets exceeded interest- bearing liabilities by $27.52 million, or 17.24%.

     Net interest income continues to be impacted by a flat yield curve. Higher short term rates and lower long term rates have resulted in the investment of excess deposits by the Company at lower than desired yields. Management has addressed this situation and has begun adjustments in rate structures that could possibly mitigate a portion of the yield reduction. The Company has identified deposit and loan products that offer the greatest potential for improving net interest income.

         PROVISION/ALLOWANCE FOR LOAN LOSSES

     Increases in the Provision for Loan Losses were $90,000 through the six months. The total Allowance for Loan Losses as of June 30, 1998 was $954,823. The Loan Loss Provision as a percentage of Average Total Loans through the second quarter of 1998 is .89%.

     As of June 30, 1998, loans on Non-Accrual status totaled $286,683. Loans on Non-Accrual status as of June 30, 1997 were $345,175. Loans still accruing interest but delinquent 90 days were $328,000 at quarter end 1998 as compared to $960,505 for quarter end 1997.

     The Allowance for Loan Losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted on all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Holding Company assesses the appropriate provision for the coming quarter. As of June 30, 1998, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         NON INTEREST INCOME

     Other Income through the second quarter of 1998 totaled $739,397 as compared to $513,951 for 1997. Other Income for the Holding Company is composed of Visa Merchant Fees, Deposit Fees, Trust Department Income, Miscellaneous Income, and Gains on the Sale of Securities. Of these categories, the Visa program, Deposit Fees and the Trust Department contribute the majority. Through the six months ended June 30, 1998 Visa Fees were $101,468, Deposit Fees were $147,851, and Trust Income was $243,004. Continually improving marketing efforts from the Visa and Trust Departments are having positive effects on the earnings performance of these areas.

         NON INTEREST EXPENSE

     Non Interest Expense totaled $2.85 million through the second quarter of 1998 as compared to $2.20 million for comparable period in 1997. This represents an increase of 34.98% between periods. Non Interest Expenses include Salaries and Benefits, Occupancy Expense, Furniture and Equipment Expense and Other Operating Expense. Of these categories, Salaries and Benefits are the major expense. Through the six months ended June 30, 1998, Salary and Benefit Expense was $1.31 million, Occupancy was $130,430, Furniture and Equipment was $340,760 and Other Operating was $1.07 million. Bay Banks of Virginia acquired two branches from the former Signet Bank of Richmond, Virginia in February of 1998. Associated with the acquisition were the normal expenses of purchase, many of which were realized in the first quarter as non-recurring. In addition, non-interest expense is impacted by the core deposit intangible associated with the acquisition of deposits and an increase in personnel expense.

         FINANCIAL CONDITION

     Total Assets at second quarter end of 1998 were $193.69 million as compared to $168.73 million at December 30, 1997. This represents an increase of 15.25% for the six-month period.

     Total Loans through the second quarter were $106.91 million as compared to $105.05 million for the comparable period in 1997. Total Loans at year end 1997 were $105.06 million, resulting in an increase of 1.76% through the six months ended June 30, 1998. Management continues to focus on new products and services that will further stimulate lending activity in our market area.

     Through the first six months of 1998, charged off loans totaled $12,005. For the comparable period in 1997 total loans charged off were $152,097.

     As of June 30, 1998, the Holding Company held $59.27 million in investment securities. This compares with June 1997 balances of $40.79 million and year-end 1997 balances of $44.06 million. This represents an increase of 34.52% of the total portfolio during the six months ended June 30, 1998. This increase was a direct result of the acquisition of deposits associated with the previously mentioned branch purchase from Signet Bank.

     As of June 30, 1998, total deposits were $173.14 million as compared to $140.86 million at quarter end 1997 and $149.60 at year end 1997. This represents a net increase of $23.53 million or 15.73% for the six months ended June 30, 1998. For the period of June 30, 1997 to 1998, Non Interest-bearing Demand Deposits increased to $18.48 million, and Interest-bearing Transaction Accounts increased to $32.08 million. Savings and certificates of deposit increased to $122.58 million. This increase in deposit balances is mainly attributable to the acquisition of approximately $22 million in deposits with the branch acquisition from Signet Bank.

     The Bank of Lancaster maintained $1.23 million on Other Real Estate Owned as of June 30, 1998. For the comparable period in 1997 the balance was $1.38 million. The Bank of Lancaster is aggressively marketing all properties on OREO, and further, management expects no loss on any of these properties.

         LIQUIDITY AND CAPITAL RESOURCES

     Bay Banks of Virginia maintains adequate short-term assets to meet liquidity needs that are anticipated by management. Federal Funds Sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. At June 30, 1998 Federal Funds Sold totaled $11.88 million and securities maturing in one year or less totaled $5.38 million, for a total pool of $17.26 million. This compares to the comparable period in 1997, which totaled $10.84 million. Increases in liquidity are due mainly to the acquisition of deposits that resulted from the previously mentioned branch purchases.

     The liquidity ratio as of June 30, 1998 was 41.46% as compared to 44.69% for the prior period. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and due from, un-pledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio. As excess funds are diverted from Federal Funds to loans and investments, this ratio will decline to levels more consistent with prior periods.

     Total shareholder equity at June 30, 1998 was $19.15 million as compared to $17.57 million for the same period 1997. This represents an increase of 8.99% over June 1997. Shareholder equity at year-end 1997 was $18.69 million. Shareholder equity was impacted by unrealized gains on securities in the amount of $247,249 at quarter end 1998, while these unrealized gains at year-end were $271,137.

     The Holding Company is required to maintain minimum amounts of Capital to Total Risk Weighted Assets, as defined by FFIEC guidelines. As of quarter end 1998, the Company maintained Tier 1 Capital of $15.69 million, Tier 2 Capital of $955,000 and Total Risk Based Capital of $16.65 million. Net Risk Weighted Assets totaled $116.37 million. As of June 30, 1998, the Holding Company maintained 13.72% and 8.55% Tier 1 and Total Capital Ratios. The respective minimums are 5.50% and 6.00%. The Holding Company's Leverage Ratio at June 30, 1998 was 8.19% with a regulatory minimum of 3.00%.

     Book Value per share of common stock for the 1998 interim period was $15.14 and for 1997 the book value per share was $14.94. Cash dividends paid through June 30, 1998 were $295,823. Total number of shares outstanding at June 30, 1998 was 1,158,160.

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

                                    Bay Banks of Virginia


         (Registrant)

         8/14/1998                                   s/s  Austin L. Roberts, III
                                                     ---------------------------
                                                     President and
                                                     CEO




         8/14/1998                                   s/s  Paul T. Sciacchitano
                                                     ---------------------------
                                                     Treasurer