Form 10QSB
period 1998-09-30
BAY BANKS OF VIRGINIA INC
filed 1998-11-16
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                  (804)435-1171
                            (ISSUER'S TELEPHONE NO.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days __X___yes _____no


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,160,909 shares of common stock at November 14, 1998.

          Transitional Small Business Disclosure Format ____yes __X__no

                           Bay Banks of Virginia, Inc.

                                   FORM 10-QSB
                For the interim period ending September 30, 1998.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS (UNAUDITED)                      1-3

                CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 1998  AND DECEMBER 1997                           1

               CONSOLIDATED STATEMENT OF EARNINGS
               QUARTER  ENDED SEPTEMBER 1998 AND 1997                       2
               YEAR TO DATE SEPTEMBER 1998 AND 1997

               CONSOLIDATED STATEMENT OF CASH FLOWS
               YEAR TO DATE  SEPTEMBER 1998 AND 1997                        3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION                   4-7

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 8

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                         8

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                             8

ITEM 5.   OTHER INFORMATION                                                 8

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K                                  8

SIGNATURES                                                                  9

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                                                  SEPTEMBER                      DECEMBER
BALANCE SHEET CATEGORIES                                            1998                          1997
ASSETS:
CASH DUE FROM BANKS                                                 3704224                       3302389
U. S. TREASURY SECURITIES                                           5583438                       8589407
U. S. GOVERNMENT SECURITIES                                        15400063                      12475984
STATE AND MUNICIPAL SECURITIES                                     26315629                      18459599
OTHER SECURITIES                                                   11367581                       4541452
FED FUNDS SOLD                                                     14428137                      11556000
TOTAL LOANS,NET UNEARNED                                          111875492                     105063637
LESS: LOAN LOSS RESERVE                                             (983630)                      (860709)
NET LOANS                                                         110891862                     104202928
NET PREM., FURN., FIXT.                                             4332671                       2840140
ACCRUED INTEREST RECEIVABLE                                         1348648                       1247958
OTHER REAL ESTATE OWNED                                             1159921                       1378795
OTHER ASSETS                                                        3634303                        130832

TOTAL ASSETS                                                      198166477                     168725484

LIABILITIES
DEMAND DEPOSITS                                                    31259386                      11717193
SAVINGS AND NOW                                                    90664599                      90891939
CERTIFICATES OF DEPOSIT                                            55979668                      46995674
TOTAL DEPOSITS                                                    177903653                     149604806
FED FUNDS PURCHASED                                                       -                             -
OTHER LIABILITIES                                                   1294725                        428560

TOTAL LIABILITIES                                                 179198378                     150033366

SHAREHOLDERS EQUITY:
COMMON STOCK
AUTHORIZED-5,000,000 SHARES
OUTSTANDING-1,160,909 AND 1,144,309                                 5804545                       5754130
PAID IN CAPITAL                                                     3015953                       3164510
RETAINED EARNINGS                                                   9303723                       9502341
MKT.ADJ.-SEC.-UNREALIZED                                             843878                        271137

TOTAL SHAREHOLDERS EQUITY                                          18968099                      18692118

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                               198166477                     168725484

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
                                                          QUARTER END         QUARTER END                   YTD
                                                          SEPT 1998            SEPT 1997             SEPT 1998          SEPT 1997
INTEREST INCOME

INTEREST AND FEES ON LOANS                                    2401627         2385386                  7092119           6996804
INTEREST ON US TREASURY SECURITIES                              90531          118810                   308217            419856
INTEREST ON US GOVERNMENT SECURITIES                           221614          209235                   660549            647918
INTEREST ON MUNICIPAL SECURITIES                               326569          202670                   924542            636270
INTEREST ON OTHER SECURITIES                                   168046           30968                   457364             96874
INTEREST ON FED FUNDS SOLD                                     208029          132257                   631519            211285

TOTAL INTEREST INCOME                                         3416416         3079326                 10074310           9009007


INTEREST EXPENSE

INTEREST ON INT. BEARING TRANSACTION                           263303          196779                   750361            590618
INTEREST ON SAVINGS DEPOSITS                                   796642          814621                  2352906           2505831
INTEREST ON CERTIFICATES                                       745552          593430                  2223654           1443375
INTEREST ON FED FUNDS PURCHASED                                     0               0                        0             19885
OTHER SHORT TERM BORROWINGS                                      4578               0                     6325                 0

TOTAL INTEREST EXPENSE                                        1810075         1604830                  5333246           4559709

NET INTEREST INCOME                                           1606341         1474496                  4741064           4449298
PROVISION FOR LOAN LOSSES                                       58367           61000                   148367            201000

NET INTEREST INCOME AFTER PROV.                               1547974         1413496                  4592697           4248298

NON-INTEREST INCOME

VISA INCOME                                                     97168           65783                   204636            166675
DEPOSIT FEES                                                    86728           60993                   234579            175567
TRUST DEPARTMENT FEES                                          122334          109283                   365338            332443
OTHER FEES                                                      99576           36559                   281864            106037
SECURITIES GAINS AND LOSSES                                     35768               0                   101274             15359
                                                                                                                               0
TOTAL NON-INTEREST INCOME                                      441574          272618                  1187690            796081

NON-INTEREST EXPENSE

SALARIES AND BENEFITS                                          690742          568119                  2004780           1672072
OCCUPANCY                                                       67368           26149                   197798            111769
FURNITURE AND EQUIPMENT                                        115108          148049                   455869            418552
OTHER OPERATING                                                460443          356833                  1446185           1061341
                                                                                                                               0
TOTAL NON-INTEREST EXPENSE                                    1333661         1099150                                    3263734
                                                                                                       4104632

INCOME BEFORE TAXES                                            655885          586964                  1675756           1780645
INCOME TAXES                                                   116952           88000                   267808            344857

NET INCOME                                                     538935          498964                  1407948           1435788
EARNINGS PER SHARE                                                .46             .44                     1.21              1.26

BAY BANKS OF VIRGINIA, INC.
CONDENSED STATEMENT OF CASHFLOWS
(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES                                            SEPT 1998                   SEPT 1997

NET INCOME                                                                        1407948                     1478586

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
            PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                                  455869                      306423
     PROVISION FOR LOAN LOSS                                                       148367                      165000
     NET (GAIN) LOSS ON SALE OF SECURITIES                                        (101274)                      (2806)
     DECREASE IN ACCRUED INTEREST  RECEIVABLE                                     (440942)                    (235006)
     (DECREASE) IN ACCRUED INTEREST PAYABLE                                         38731                       35895
     DECREASE IN OTHER ASSETS                                                    (2193843)                     (33250)
     (DECREASE) IN OTHER LIABILITIES                                              (173942)                     (38255)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         (859086)                     1676587

CASH FLOWS FROM INVESTING ACTIVITIES
     PURCHASES OF AFS SECURITIES                                                (25605577)                   (2228155)
     PROCEEDS FROM SALES OF AFS SECURITIES                                        5520545                     4449309
     PROCEEDS FROM MATURITIES OF AFS SECURITIES                                   7980475                     1757631
     NET (INCREASE) IN LOANS OUTSTANDING                                         (7642627)                   (4202049)
     NET (INCREASE) DECREASE IN FED FUNDS SOLD                                   (2872137)                   (4634000)
     PURCHASE OF PREMISES AND EQUIPMENT                                          (1742850)                    (386900)
     DECREASE IN OTHER REAL ESTATE OWNED                                           218874                     (718506)

NET CASH USED IN INVESTING ACTIVITIES                                           (24143297)                   (5962670)

CASH FLOWS FROM FINANCING ACTIVITIES
     NET INCREASE(DECREASE) IN DEMAND, SAVINGS, AND NOW                          15942267                    (2671394)
     NET INCREASE(DECREASE) IN TIME DEPOSITS                                      8970755                    12094997
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                         50382                      194860
     DIVIDENDS PAID                                                               (512782)                    (528736)

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        24450622                     9089727

NET INCREASE (DECREASE) IN CASH                                                   (551761)                    4803644

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION(UNAUDITED)

                  The following discussion is intended to assist in understanding and evaluating the results of operations and the financial condition of Bay Banks of Virginia, Incorporated, a single bank holding company. This discussion should be read in conjunction with the attached Balance Sheet, Statement of Income and Statement of Cash Flows.

         EARNINGS SUMMATION

                  For the nine months ended September 1998 net income was $1.41 million as compared to $1.44 million for the comparable period in 1997, for a decrease of 2.13%. Earnings per share through the third quarter were $1.21 as compared to $1.26 in 1997, which represents a decrease of 3.97%. Return on Average Equity was 10.42% for 1998 and 12.02% for
         1997. Return on Average Assets was .97% and 1.23% consecutively. Earnings have been impacted by non interest expense increases associated with the acquisition of branches as well as the continuing process of improving and upgrading the Companies technology that is related to Year 2000 compliance.

         NET INTEREST INCOME

                  Net Interest Income through the third quarter of 1998 was $4.74 million and for the same period in 1997 the total was $4.45 million. This is an increase 6.52% over 1997. The Net Interest Margin on a fully tax equivalent basis for the year to date 1998 was 5.17%, down from 5.74% for the comparable period in 1997. Average interest earning assets totaled $177.81 million while average interest bearing liabilities totaled $153.15 million at quarter end 1998. As a result, interest-bearing assets exceeded interest- bearing liabilities by $24.66 million, or 13.86%.

                  Net interest income continues to be impacted by a flat yield curve. Higher short term rates and lower long term rates through the third quarter have resulted in the investment of excess deposits by the Company at lower than desired yields. Management has addressed this situation and has begun adjustments in rate structures that could possibly mitigate a portion of the yield reduction. The Company continues to identify deposit and loan products that offer the greatest potential for improving net interest income while meeting the needs of our customers.

         PROVISION/ALLOWANCE FOR LOAN LOSSES

         Increases in the Provision for Loan Losses were $148,367 through the nine months. The total Allowance for Loan Losses as of September 30, 1998 was $983,630. The Loan Loss Provision as a percentage of Average Total Loans through the third quarter of 1998 is .88%.

         As of September 30, 1998, loans on Non-Accrual status totaled $96,442. Loans on Non-Accrual status as of September 30, 1997 were $126,039. Loans still accruing interest but delinquent 90 days were $400,192 at quarter end 1998 as compared to $593,524 for quarter end 1997.

                  The Allowance for Loan Losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted on all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Holding Company assesses the appropriate provision for the coming quarter. As of September 30, 1998, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.



         NON INTEREST INCOME

                  Other Income through the third quarter of 1998 totaled $1.19 million as compared to $796,081 for 1997. Other Income for the Holding Company is composed of Visa Merchant Fees, Deposit Fees, Trust Department Income, Miscellaneous Income, and Gains on the Sale of Securities. Of these categories, the Visa program, Deposit Fees and the Trust Department contribute the majority. Through the nine months ended September 30, 1998 Visa Fees were $204,636, Deposit Fees were $234,579, and Trust Income was $365,338. Continually improving marketing efforts from the Visa and Trust Departments are having positive effects on the earnings performance of these areas.

         NON INTEREST EXPENSE

                  Non Interest Expense totaled $4.10 million through the third quarter of 1998 as compared to $3.26 million for comparable period in 1997. This represents an increase of 25.77% between periods. Non Interest Expenses include Salaries and Benefits, Occupancy Expense, Furniture and Equipment Expense and Other Operating Expense. Of these categories, Salaries and Benefits are the major expense. Through the nine months ended September 30, 1998, Salary and Benefit Expense was $2.01 million, Occupancy was $197,798, Furniture and Equipment was $455,869 and Other Operating was $1.45 million. Bay Banks of Virginia acquired two branches from the former Signet Bank of Richmond, Virginia in February of 1998. Associated with the acquisition were the normal expenses of purchase, many of which were realized in the first quarter as non-recurring. In addition, non-interest expense is impacted by the core deposit intangible associated with the acquisition of deposits and an increase in personnel expense.

         FINANCIAL CONDITION

                  Total Assets at third quarter end of 1998 were $198.12 million as compared to $168.73 million at December 30, 1997. This represents an increase of 17.42% for the nine-month period.

                  Total Loans through the third quarter were $111.86 million as compared to $102.2 million for the comparable period in 1997. Total Loans at year end 1997 were $105.06 million, resulting in an increase of 6.47% through the nine months ended September 30, 1998. Management continues to focus on new products and services that will further stimulate lending activity in our market area.

         Through the first nine months of 1998, charged off loans totaled $43,731. For the comparable period in 1997 total loans charged off were $152,097.

                  As of September 30, 1998, the Holding Company held $58.67 million in investment securities. This compares with September 1997 balances of $45.04 million and year-end 1997 balances of $44.06 million. This represents an increase of 33.16% of the total portfolio during the nine months ended September 30, 1998. This increase was a direct result of the acquisition of deposits associated with the previously mentioned branch purchase from Signet Bank.

                  As of September 30, 1998, total deposits were $177.90 million as compared to $142.53 million at quarter end 1997 and $149.60 at year end 1997. This represents a net increase of $28.30 million or 18.92% for the nine months ended September 30, 1998. For the period of September 30, 1997 to 1998, Non Interest-bearing Demand Deposits increased to $20.95 million, and Interest-bearing Transaction Accounts increased to $32.53 million. Savings and certificates of deposit increased to $124.43 million. This increase in deposit balances is mainly attributable to the acquisition of approximately $22 million in deposits with the branch acquisition from Signet Bank.

                  The Bank of Lancaster maintained $1.16 million on Other Real Estate Owned as of September 30, 1998. For the comparable period in 1997 the balance was $1.38 million. The Bank of Lancaster is aggressively marketing all properties on OREO, and further, management expects no loss on any of these properties.

         LIQUIDITY AND CAPITAL RESOURCES

                  Bay Banks of Virginia maintains adequate short-term assets to meet liquidity needs that are anticipated by management. Federal Funds Sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. At September 30, 1998 Federal Funds Sold totaled $14.43 million and securities maturing in one year or less totaled $9.32 million, for a total pool of $23.75 million. Increases in liquidity are due mainly to the acquisition of deposits that resulted from the previously mentioned branch purchases.

                  The  liquidity  ratio as of  September  30, 1998 was 40.00% as compared to 44.69% for the prior period. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and due from, un-pledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio. As excess funds are diverted from Federal Funds to loans and investments, this ratio will decline to levels more consistent with prior periods.

         Total shareholder equity at September 30, 1998 was $18.97 million as compared to $17.57 million for the same period 1997. This represents an increase of 8.99% over September 1997. Shareholder equity at year-end 1997 was $18.69 million. Shareholder equity was impacted by unrealized gains on securities in the amount of $843,878 at quarter end 1998, while these unrealized gains at year-end were $271,137.

                  The Holding Company is required to maintain minimum amounts of Capital to Total Risk Weighted Assets, as defined by FFIEC guidelines. As of quarter end 1998, the Company maintained Tier 1 Capital of $15.69 million, Tier 2 Capital of $955,000 and Total Risk Based Capital of $16.65 million. Net Risk Weighted Assets totaled $116.37 million. As of September 30, 1998, the Holding Company maintained 13.72% and 8.55% Tier 1 and Total Capital Ratios. The respective minimums are 5.50% and 6.00%. The Holding Company's Leverage Ratio at September 30, 1998 was 8.19% with a regulatory minimum of 3.00%.

                  Book Value per share of common stock for the 1998 interim period was $17.78 and for 1997 the book value per share was $14.44. Cash dividends paid through September 30, 1998 were $295,823. Total number of shares outstanding at September 30, 1998 was 1,158,160.

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

                                    Bay Banks of Virginia
                                                                  (Registrant)

         11/14/1998                              s/s  Austin L. Roberts, III
                                                 ---------------------------
                                                 President and CEO



         11/14/1998                              s/s  Paul T. Sciacchitano
                                                 ---------------------------
                                                 Treasurer