Form 10KSB
period 1998-12-31
BAY BANKS OF VIRGINIA INC
filed 1999-03-31
CIK 1034594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER                     022955

                           BAY BANKS OF VIRGINIA, INC.
                 (Name of small business issuer in its charter)

           VIRGINIA                                   54-1838100
    (State of Incorporation)              (I.R.S. Employer Identification no.)

         100 SOUTH MAIN STREET, KILMARNOCK, VIRGINIA           22482
        (Address of principal executive offices)             (Zip Code)

        Issuers telephone number....................................804.435.1171
        Securities registered under Section 12(b) of the Exchange Act.......NONE
        Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock ($5.00 Par Value)
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.......Yes X   NO    .
              ---    ---

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for its most recent fiscal year..........$15,249,477
    Number of shares outstanding as of February 28, 1999...............1,164,728

As of March 29, 1999, the aggregate market value of Common Stock of Bay Banks of Virginia, Inc. held by non-affiliates was approximately $37,853,660, based upon the last sales price per share known to management on February 15, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 1998 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

Portions of the registrant's definitive Proxy Statement for its' Annual Meeting of Shareholders to be held on May 17, 1999 are incorporated by reference into
Part III of this Form 10-KSB.

                                   Form 10-KSB
                                TABLE OF CONTENTS

ITEM NUMBER                                                          PAGE NUMBER
--------------------------------------------------------------------------------
PART I

        1.            DESCRIPTION OF BUSINESS                             3

        2.            DESCRIPTION OF PROPERTY                             5

        3.            LEGAL PROCEEDINGS                                   5

        4.            SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS                                 5

                                 PART II
        5.            MARKET FOR COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS                                 5

        6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS       6

        7.            FINANCIAL STATEMENTS                                6

        8.            CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON FINANCIAL DISCLOSURE                 6

                                 PART III
        9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(A) OF THE EXCHANGE ACT                   6

        10.           EXECUTIVE COMPENSATION                              6

        11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                               6

        12.           CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS                                        6

        13.           EXHIBITS AND REPORTS ON FORM  8-K

                             SUPPLEMENTAL DATA
                      SIGNATURES                                          7



PART 1
ITEM 1: DESCRIPTION OF BUSINESS

Nature of Business. Bay Banks of Virginia, Inc. (the "Company") is a one-bank holding company that conducts substantially all of its operations through its subsidiary, Bank of Lancaster, (the "Bank"). Bay Banks of Virginia, Inc.

was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997 in connection with the holding company reorganization of the Bank of Lancaster. The Bank is a state-chartered bank and a member of the Federal Reserve System. The Bank services individual and commercial customers, the majority of which are in the Northern Neck of Virginia. The Bank has two offices located in Kilmarnock and one office in White Stone, Virginia, one office in Warsaw, Virginia and one office in Montross, Virginia. A substantial amount of the Bank's deposits are interest bearing, and the majority of the Bank's loan portfolio is secured by real estate. Deposits of the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The subsidiary, Bank of Lancaster opened for business in 1930 and has partnered with the community to ensure responsible growth and development since that time.

The Bank offers a full range of banking and related financial services, including checking, savings, and other depository services, commercial and industrial loans, residential and commercial mortgages, home equity loans, and consumer installment loans. The Bank's Trust Department also offers a broad range of trust and related fiduciary services.

The counties composing the Bank's marketplace are situated on the Chesapeake Bay and its tributaries. Second and summer homes are prevalent as is the retirement community. Resorts and health care providers are the largest employers in the community, with agriculture, fishing, boat repair, general retail, financial, construction, and services directed toward the retirement community being other major economic sectors.

The Company expanded its market area in February 1998 with the purchase of two branches from the former Signet Bank. A branch was purchased in Warsaw, Virginia, located in Richmond County, as well as a branch in Montross, Virginia, located in Westmoreland County. These two locations complimented the rural focus of the Company, and further allowed entry into an expanded marketplace with a great deal of deposit and loan potential.

The Company had $200,203,712 in total assets and $178,855,077 in total deposits as of December 31, 1998. Net earnings for the year ended December 31, 1998, were $1,930,900. Loan demand was steady as balances increased to $114,578,525. The loan portfolio is composed of mainly residential first mortgages.

Lending Activities. The Company provides a wide range of real estate, consumer, and commercial lending services to the customers in its market area.

Real Estate Lending. The Company's real estate loan portfolio is the largest segment of the loan portfolio. Real estate mortgage loans in aggregate increased to $84,202,736 during 1998. This balance is 73.5% of the total portfolio. The Bank offers fixed and adjustable rate loans on one-to-four family residential properties. These mortgages are underwritten and documented within the guidelines of the Regulations of the Federal Reserve Board of Governors. The Bank underwrites mainly adjustable rate mortgages as the market place allows. Construction loans with a twelve month term are also a major component of the Bank's portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, the loans are disbursed as construction progresses and verified by Bank inspection.

The Company also offers secondary market loan origination. Through the Bank, customers may apply for a home mortgage that will be underwritten in accordance with the guidelines of the Federal Home Loan Mortgage Corporation. These loans are then sold in the secondary market. The Bank earns origination fees through offering this service. Customers, upon approval, receive a fixed rate of interest with terms that vary from 10 through 30 years. Since these loans are sold into the secondary market, there is no impact on future interest income or the loan repricing structure of the Bank.

Consumer Lending. Consumer loans totaled $18,696,840 as of December 31, 1998. This is 16.3% of the total loan portfolio. In an effort to offer a full range of services, consumer lending includes automobile and boat financing, home improvement loans, and unsecured personal loans. These loans historically entail greater risk than residential real estate loans, but also offer a higher return for the Bank.

Commercial Lending. Commercial lending activities include small business loans, asset based loans, and other secured and unsecured loans and lines of credit. Commercial loan balances were $11,678,949 at year end and

10.2% of the total portfolio. Commercial lending also entails greater risk than residential mortgage lending, and therefore offers a greater yield. The borrowers ability to make repayment from cash flows of the business, as well as some form of business collateral are the basis for establishing such an account.

Business Development. The Bank offers several services to commercial customers. These services include Analysis Checking, Cash Management Deposit Accounts, Wire Services, and a full line of Commercial Lending options. The Bank also offers Small Business Administration "Low Document" Loan products. This allows commercial customers to apply for favorable rate loans for the development of business opportunities.

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Service Company, Inc., a Virginia corporation organized in 1994. Bay Services owns an equity interest in a land title insurance agency, Bankers Title of Fredricksburg, which generally sells title insurance to mortgage loan customers, including customers of the Bank and the other financial institutions that have an equity interest in the agency.

As of December 31, 1998, the Company and its subsidiaries had 73 full time equivalent employees.

Competition. The Bank's trade area includes the counties of Lancaster, Northumberland, Middlesex, Richmond and Westmoreland. Being rural in nature, the Bank's marketplace is highly competitive. The Bank is subject to competition from a variety of commercial banks and financial service companies. For deposits, the Bank competes with statewide banking institutions, local community banks, major investment brokerage houses and issuers of money markets and mutual fund products. For loans, the Bank competes with other commercial banks, savings and loans, credit unions, and consumer finance companies. As the marketplace continues to develop, the Bank expects competition to increase.


Supervision and Regulation. Bank holding companies and banks are regulated under both federal and state law. The Company is subject to regulation by the Board of Governors of the Federal Reserve. Under the Bank Holding Company Act of 1956, the Federal Reserve exercises supervisory responsibility for any non-bank acquisition, merger or consolidation. In addition, the Bank Holding Company Act limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking. In addition, the Company is registered under the bank holding laws of Virginia, and as such is subject to regulation and supervision by the State Corporation Commission Bureau of Financial Institutions.

The Bank is supervised and regularly examined by the Federal Reserve Board and the State Corporation Commission. These on site examinations verify compliance with regulations governing corporate practices, capitalization, and safety and soundness. Further, the Bank is subject to the requirements of the Community Reinvestment Act, (the "CRA"). CRA requires financial institutions to meet the credit needs of the local community, including low to moderate-income needs. Compliance with the CRA is monitored through regular examination by the Federal Reserve.

Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities.

The Company owns 100% of the stock of the Bank of Lancaster. The Bank is prohibited by The Federal Reserve from holding or purchasing its own shares except in limited circumstances. Further, the Bank is subject to certain requirements as imposed by state banking statutes and regulations. The Bank is limited by the Board of Governors of the Federal Reserve System in what dividends it can pay to the Company. Any dividend in excess of the total of the Bank's net profit for that year plus retained earnings from the prior two years must be approved by the proper regulatory agencies. Further, under the Federal Deposit Insurance Corporation Improvement Act of 1991, insured depository institutions are prohibited from making capital distributions, if after making such distributions, the institution would become "undercapitalized" as defined by regulation. Based upon the Bank's current financial position, it is not anticipated that this statute will impact the continued operation of the Bank.

As a bank holding company, Bay Banks of Virginia, Inc. is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Act. The Federal Reserve Board may also conduct examinations of Bay Banks of Virginia, Inc. and any or all of its subsidiaries.

ITEM 2: DESCRIPTION OF PROPERTY

The Company owns no property, however its subsidiary, the Bank of Lancaster owns the following properties:

Main Office                         Northside Branch                    White Stone Branch
The Bank of Lancaster               Lancaster Square Center             Route 3
100 South Main Street               Kilmarnock, Virginia                White Stone, Virginia
Kilmarnock, Virginia
                                    Montross Branch                     Warsaw Branch
                                    Route 3, Kings Highway              West Richmond Road
                                    Montross, Virginia                  Warsaw, Virginia

The Bank leases space for its' Operations Center on 23 West Church Street in Kilmarnock. The lease is an annual lease with four renewal options. The current rate is $12,000 annually with $600 annual increases. The Bank is in the sixth renewal period.

Through the normal course of business, the Bank maintains an inventory of foreclosed properties known as Other Real Estate Owned, or OREO. This inventory is held at fair value, therefore the Bank expects no losses on these properties. Balances in OREO as of December 31, 1998 were $1,179,556.

Further information regarding property of the Bank is incorporated herein by reference from Note 5 of the Company's 1998 Annual Report to Shareholders.

ITEM 3: LEGAL PROCEEDINGS

The Company is currently not involved in any material legal proceeding other than the ordinary litigation incidental to its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.



PART II


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
No established public trading market currently exists for the Company's common stock. No brokerage firm regularly makes a market for the stock, and trades in the Company's stock occur infrequently on a local basis. Accordingly, the quotations set forth below do not necessarily reflect the price that would be paid in an active and liquid market. The Company from time to time, on an informal basis, attempts to match or pair persons who desire to buy and sell the Company's stock. As of December 31, 1998, there were 707 stockholders of record.

        A limited number transfers have occurred since year-end in which the price per share was $32.50. Further market information is as follows:


                            COMMON EQUITY MARKET DATA

                 SALES PRICE                                 SALES PRICE
        1998     HI       LOW      DIVIDEND          1997    HI        LOW        DIVIDEND
        QTR 1  $27.50   $27.50       0.17           QTR 1  $23.50     $22.00       0.155
        QTR 2  $33.00   $31.50       0.17           QTR 2  $23.75     $23.75       0.155
        QTR 3  $33.00   $32.00       0.17           QTR 3  $26.50     $23.75       0.155
        QTR 4  $33.50   $31.00       0.19           QTR 4  $26.50     $26.50       0.170



ITEM 6:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to 1998 Annual Report to Shareholders.

ITEM 7: FINANCIAL STATEMENTS

Financial statements of the Company are incorporated herein by reference to the 1998 Annual Report to Shareholders.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auditors in the last two fiscal years.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

The only Non-Director Executive Officer of the Company is listed below. The required information on the Directors of the Company is detailed in the Definitive Proxy Statement and is incorporated herein by reference.


                                   NON-DIRECTOR EXECUTIVE OFFICERS
                                                           Term        Principal
Executive                   Age              Position      Years       Occupation
----------------------------------------------------------------
Paul T. Sciacchitano        48               Treasurer      5          Bank of Lancaster
                                                                       E.V.P. and
                                                                       Chief Financial
                                                                       Officer

ITEM 10:       EXECUTIVE COMPENSATION

Executive compensation is listed in the Definitive Proxy Statement to Shareholders and is incorporated herein by reference.

ITEM 11:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

Security ownership of certain beneficial owners and management is detailed in the Definitive Proxy Statement to Shareholders, and is incorporated herein by reference.

ITEM 12:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related transactions are detailed in the Definitive Proxy Statement to Shareholders and are incorporated herein by reference.

ITEM 13:       EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

 (a) The following exhibits are filed as part of this Form 10-KSB and this list includes the Exhibit Index.

        NO.                             DESCRIPTION
        ---                             -----------

        3.0 Articles of Incorporation and Bylaws of Bay Banks of Virginia, Inc. (Incorporated by reference to Appendix I to Exhibit A of previously filed Form 424B3, Commission File number 333-2259 dated March 23, 1997.)

        10.1 (ii)(A) Bay Banks of Virginia, Inc. Incentive Stock option plan (Incorporated by reference to the previously filed Form S-4EF, Item 6, Material Contracts. SEC number 333-22579 dated February 28, 1997.)

        10.2 Non Employee directors stock option plan. Bay Banks of Virginia Non Employee Directors Plan is filed herewith.

        11.0 Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 in the 1998 Annual Report to Shareholders.)

        13.0 1998 Annual Report to Shareholders for the year ended December 31, 1998.

        23.0   Consent of Auditors is filed herewith.

        27.0 Financial Data Schedule is filed herewith.

(b)     Reports on Form 8-K.

        No reports were filed by the registrant during the quarter ended December 31, 1998.

SIGNATURES

In accordance with the requirements of Section 13 (or 15d) of the Exchange Act, of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1999.

                           Bay Banks of Virginia, Inc.



                                     /s/ Austin L. Roberts, III
                                    -------------------------------------
                                    Austin L. Roberts, III,
                                    President and Chief Executive Officer


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated on the 27th day of March 1999.



                                    /s/ Ammon G. Dunton, Jr.
                                    -------------------------------
                                    Ammon G. Dunton, Jr.
                                    Chairman, Board of Directors

                                    /s/ Austin L. Roberts, III
                                    -------------------------------
                                    Austin L. Roberts, III
                                    President and CEO

                                    /s/ Weston F. Conley, Jr.
                                    -------------------------------
                                    Weston F. Conley, Jr.
                                    Director

                                    /s/ William A. Creager
                                    -------------------------------
                                    William A. Creager
                                    Director

                                    /s/ Thomas A. Gosse
                                    -------------------------------
                                    Thomas A. Gosse
                                    Director

                                    /s/ W. Bruce Sanders
                                    -------------------------------
                                    W. Bruce Sanders
                                    Director


                                    /s/ Paul T. Sciacchitano
                                    -------------------------------
                                    Paul T. Sciacchitano
                                    Treasurer