Form 10QSB
period 1999-03-31
BAY BANKS OF VIRGINIA INC
filed 1999-05-14
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                  (804)435-1171
                            (ISSUER'S TELEPHONE NO.)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days __X___yes _____no


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the Latest practicable date: 1,168,633 shares of common stock at March 31, 1999.

    Transitional Small Business Disclosure Format ____yes __X__no

                           BAY BANKS OF VIRGINIA, INC.
                                   FORM 10-QSB
                  For the interim period ending March 31, 1999.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)                    1-3

         CONSOLIDATED BALANCE SHEETS
         MARCH 1999  AND DECEMBER 1998                                 1

         CONSOLIDATED STATEMENT OF EARNINGS
         THREE MONTHS ENDED MARCH 31, 1999 AND 1998                    2

         CONSOLIDATED STATEMENT OF CASH FLOWS
         YEAR TO DATE  MARCH 1999 AND 1998                             3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION                4-7

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             8

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                              8

ITEM 5.  OTHER INFORMATION                                             8

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                              8

SIGNATURES                                                             9

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                              MARCH                 DECEMBER
BALANCE SHEET CATEGORIES                      1999                  1998
ASSETS:
CASH DUE FROM BANKS                           7,436,952              5,268,229
U. S. TREASURY SECURITIES                     2,542,815              4,566,875
U. S. GOVERNMENT SECURITIES                   15,177,896            17,198,694
STATE AND MUNICIPAL SECURITIES                26,249,124            25,354,483
OTHER SECURITIES                              17,041,045            11,831,332
FED FUNDS SOLD                                 5,220,000            12,007,706
TOTAL LOANS,NET UNEARNED                     116,244,188           114,988,545
LESS: LOAN LOSS RESERVE                       (1,041,367)           (1,011,935)
NET LOANS                                    114,709,718           113,976,610
NET PREM., FURN., FIXT.                        4,629,676             4,699,797
ACCRUED INTEREST RECEIVABLE                    1,452,137             1,537,745
OTHER REAL ESTATE OWNED                        1,031,338             1,179,556
OTHER ASSETS                                   3,351,395             2,582,685

TOTAL ASSETS                                 199,335,199           200,203,712

LIABILITIES
DEMAND DEPOSITS                               19,278,927            19,851,650
SAVINGS AND NOW                              107,103,524           105,347,377
CERTIFICATES OF DEPOSIT                       51,452,534            53,656,050
TOTAL DEPOSITS                               176,378,036           178,855,077
FED FUNDS PURCHASED                                   -                     -
OTHER LIABILITIES                              1,006,430               840,495

TOTAL LIABILITIES                            177,834,985           179,695,572

SHAREHOLDERS EQUITY:
COMMON STOCK
AUTHORIZED-5,000,000 SHARES
OUTSTANDING-1,168,633 AND 1,164,728            5,843,165             5,823,640
PAID IN CAPITAL                                3,605,195             3,529,924
RETAINED EARNINGS                             10,843,929            10,528,706
MKT.ADJ.-SEC.-UNREALIZED                         201,495               626,500

TOTAL SHAREHOLDERS EQUITY                     20,493,784            20,508,140

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                          199,335,199           200,203,712

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)

                                                    QUARTER END      QUARTER END
                                                   MARCH 31, 1999     MARCH 1998
INTEREST INCOME

INTEREST AND FEES ON LOANS                          2436585             2352341
INTEREST ON US TREASURY SECURITIES                    54619              115113
INTEREST ON US GOVERNMENT SECURITIES                 282717              211286
INTEREST ON MUNICIPAL SECURITIES                     328507              258691
INTEREST ON OTHER SECURITIES                         199891              115561
INTEREST ON FED FUNDS SOLD                           107605              244564

TOTAL INTEREST INCOME                               3409924             3297556

INTEREST EXPENSE

INTEREST ON INT. BEARING TRANSACTION                 255982              227277
INTEREST ON SAVINGS DEPOSITS                         707925              777111
INTEREST ON CERTIFICATES                             656284              732712
INTEREST ON FED FUNDS PURCHASED                           0                   0

TOTAL INTEREST EXPENSE                              1620191             1737100

NET INTEREST INCOME                                 1789733             1560456
PROVISION FOR LOAN LOSSES                             70000               45000

NET INTEREST INCOME AFTER PROV.                     1719733             1515456

NON-INTEREST INCOME

VISA INCOME                                           43524               38754
DEPOSIT FEES                                          82760               64535
TRUST DEPARTMENT FEES                                122334              120670
OTHER FEES                                            58140               66950
SECURITIES GAINS AND LOSSES                               0                   0

TOTAL NON-INTEREST INCOME                            306758              290909

NON-INTEREST EXPENSE

SALARIES AND BENEFITS                                710524              632285
OCCUPANCY                                             69829               58103
FURNITURE AND EQUIPMENT                              137815              175543
OTHER OPERATING                                      440455              498671

TOTAL NON-INTEREST EXPENSE                          1358623             1364602

INCOME BEFORE TAXES                                  667868              441763
INCOME TAXES                                         164000               80000

NET INCOME                                           503868              361763

EARNINGS PER SHARE                                     0.43                0.32

 BANKS OF VIRGINIA, INC.
CONDENSED STATEMENT OF CASHFLOWS
(UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES                                          MARCH 1999             MARCH 1998
NET INCOME                                                                       503,868                361,763

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
             PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                                 137,815               121,128
     PROVISION FOR LOAN LOSS                                                       70,000                45,000
     NET (GAIN) LOSS ON SALE OF SECURITIES                                              -                     -
     DECREASE IN ACCRUED INTEREST  RECEIVABLE                                      85,608                22,592
     (DECREASE) IN ACCRUED INTEREST PAYABLE                                      (122,317)               60,330
     DECREASE IN OTHER ASSETS                                                    (768,710)           (4,459,485)
     (DECREASE) IN OTHER LIABILITIES                                              288,252               502,508
                                                                        ---------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        (377,046)           (3,707,927)

CASH FLOWS FROM INVESTING ACTIVITIES
     PURCHASES OF AFS SECURITIES                                               (7,380,822)          (15,083,154)
     PROCEEDS FROM SALES OF AFS SECURITIES                                              0                     0
     PROCEEDS FROM MATURITIES OF AFS SECURITIES                                 3,196,118             2,326,564
     NET (INCREASE) IN LOANS OUTSTANDING                                        1,255,643               271,708
     NET (INCREASE) DECREASE IN FED FUNDS SOLD                                  6,787,706            (4,749,597)
     PURCHASE OF PREMISES AND EQUIPMENT                                           (70,121)           (1,701,798)
     DECREASE IN OTHER REAL ESTATE OWNED                                          148,218                81,312
                                                                        ---------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                           3,936,742           (18,854,965)

CASH FLOWS FROM FINANCING ACTIVITIES
     NET INCREASE(DECREASE) IN DEMAND, SAVINGS, AND NOW                          (273,525)           15,246,412
     NET INCREASE(DECREASE) IN TIME DEPOSITS                                   (2,203,516)            9,802,556
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                        95,426                21,305
     DIVIDENDS PAID                                                              (225,000)             (195,823)
                                                                        ---------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      (2,606,615)           24,874,450

NET INCREASE (DECREASE) IN CASH                                                 1,456,949             2,673,321

CASH AND DUE FROM AT BEGINNING OF PERIOD                                        5,628,229             3,302,389
CASH AND DUE FROM AT END OF PERIOD                                              6,725,178             5,975,710

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


        EARNINGS SUMMATION

               For the three months ended March 1999 net income was $504 thousand as compared to $362 thousand for the comparable period in 1998, for an increase of 39.28%. Earnings per share through the first quarter were $.43 as compared to $.32 in 1998, which represents an increase of 34.74%. Return on Average Equity was 9.53% for 1999 and 10.12% for 1998. Return on Average Assets was 1.01% and .91% consecutively. Management continues to review interest rate spreads and opportunities for improving the Net Interest Margin during this cycle of a sustained flat yield curve.


               Net Interest Income through the first quarter of 1999 was $1.79 million and for the same period in 1998 the total was $1.56 million. This is an increase 14.69% over 1998. The Net Interest Margin on a fully tax equivalent basis for the year to date 1999 was 5.46%, up from 5.24% for the comparable period in 1998. Average interest earning assets totaled $187.65 million. As a result, interest-bearing assets exceeded interest- bearing liabilities by $29.21 million, or 18.43%. Earning assets as a percentage of total average assets at quarter end 1999 was 94.19% and for 1998 was 94.05%.


        PROVISION/ALLOWANCE FOR LOAN LOSSES

                  Increases in the Provision for Loan Losses were $70,000 through the three months. The total allowance for loan losses as of March 31 was $1,041,367. The Loan Loss Provision as a percentage of Average Total Loans through the first quarter of 1999 was .90%.

                  As of March 31, 1999, loans on Non-Accrual status totaled $51,123. Loans on Non-Accrual status as of March 31, 1998 were $347,224. Loans still accruing interest but delinquent 90 days were $487,056 at quarter end 1999 as compared to $1,412,603 for quarter end 1998.

               The Allowance for Loan Losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted on all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Holding Company assesses the appropriate provision for the coming quarter. As of March 31, 1999, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

        NON INTEREST INCOME

               Other Income through the first quarter of 1999 totaled $306,758 as compared to $290,909 for 1998. Other Income for the Company is composed of Visa Merchant Fees, Deposit Fees, Trust Department Income, Miscellaneous Income, and Gains on the Sale of Securities. Of these categories, the Visa program, Deposit Fees and the Trust Department contribute the majority. Through the three months ended March 31, 1999 Visa Fees were $43,524, Deposit Fees were $82,760, and Trust Income was $122,334.

        NON INTEREST EXPENSE

               Non Interest Expense totaled $1.36 million through the first quarter of 1999 as compared to $1.36 million for comparable period in 1998. Non Interest Expenses include Salaries and Benefits, Occupancy Expense, Furniture and Equipment Expense and Other Operating Expense. Of these categories, Salaries and Benefits are the major expense. Through the three months ended March 31, 1999, Salary and Benefit Expense was $710,524, Occupancy was $69,829, Furniture and Equipment was $137,815 and Other Operating was $440,455. Bay Banks of Virginia acquired two branches from the former Signet Bank of Richmond, Virginia in February of 1998. Associated with the acquisition were the normal expenses of purchase, many of which were realized in the first quarter of 1998 as non-recurring.

        FINANCIAL CONDITION

               Total Assets at first quarter end of 1999 were $199.33 million as compared to $200.20 million at December 30, 1998. This represents a nominal decrease of .04% during the three month period.

               Total Loans through the first quarter were $116.24 million as compared to $103.96 million for the comparable period in 1998. Total Loans at year end 1998 were $114.99 million, resulting in an increase of 1.09% through the three months ended March 31, 1999. Management continues to focus on new products and services that will further stimulate lending activity in our market area.

               Through the first three months of 1999, charged off loans totaled $41,744. For the comparable period in 1998 total loans charged off were $2,840.

               As of March 31, 1999, the Holding Company held $61.01 million in investment securities. This compares with December 1998 balances of $58.95 million. This represents an increase of 3.50% of the total portfolio during the three months ended March 31, 1999.

               As of March 31, 1999, total deposits were $177.83 million as compared to $176.14 million at quarter end 1998 and $178.85 at year end 1998. This represents a net decrease of $1.02 million or .57% for the three months ended March 31, 1999. For the period of March 31, 1999 to 1998, Non Interest-bearing Demand Deposits increased to $20.46 million, and Interest-bearing Transaction Accounts increased to $36.24 million. Savings and certificates of deposit increased to $121.22 million.

               The Bank of Lancaster maintained $1.03 million on Other Real Estate Owned as of March 31, 1999. For the comparable period in 1998 the balance was $1.18 million. The Bank of Lancaster is aggressively marketing all properties on OREO, and further, management expects no loss on any of these properties.

        LIQUIDITY AND CAPITAL RESOURCES

               Bay Banks of Virginia maintains adequate short-term assets to meet liquidity needs that are anticipated by management. Federal Funds Sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. At March 31, 1999 Federal Funds Sold totaled $5.22 million and securities maturing in one year or less totaled $4.99 million, for a total pool of $10.21 million. The liquidity ratio as of March 31, 1999 was 39.34% as compared to 44.69% for the prior period. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and due from, un-pledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio. As excess funds are diverted from Federal Funds to loans and investments, this ratio will decline to levels more consistent with prior periods.

               Total shareholder equity at March 31, 1999 was $20.49 million as compared to $18.84 million for the same period 1998. This represents an increase of 8.75% over March 1998. Shareholder equity at year-end 1998 was $20.51 million. Shareholder equity was impacted by unrealized gains on securities in the amount of $201,495 at quarter end 1999, while these unrealized gains at year-end were $626,500.

               The Holding Company is required to maintain minimum amounts of Capital to Total Risk Weighted Assets, as defined by FFIEC guidelines. As of quarter end 1999, the Company maintained Tier 1 Capital of $18.25 million, Tier 2 Capital of $1.04 million and Total Risk Based Capital of $16.70 million. Net Risk Weighted Assets totaled $126.91 million. As of March 31, 1999, the Holding Company maintained 14.38% and 13.16% Tier 1 and Total Capital Ratios. The respective minimums are 5.50% and 6.00%. The Holding Company's Leverage Ratio at March 31, 1999 was 7.93% with a regulatory minimum of 3.00%.

               Book Value per share of common stock for the 1999 interim period was $15.33 and for 1998 the book value per share was $15.25. Cash dividends paid through March 31, 1999 were $221,488. Total number of shares outstanding at March 31, 1999 was 1,168,633.

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

        ITEM 13:      EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

        Exhibit Index



        (2)   Plan of reorganization.                                   N/A

        (3)   (i)(ii)Articles of Incorporation and Bylaws.              N/A

        (4)   (i)Rights of Holders.                                     N/A

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





                                            Bay Banks of Virginia
                                            ---------------------
                                                 (Registrant)

        5/14/1998                   s/s  Austin L. Roberts, III
                                    ---------------------------
                                            President and
                                            Chief Executive Officer



        5/14/1998                   s/s  Paul T. Sciacchitano
                                    -------------------------
                                            Executive Vice President and
                                            Chief Financial Officer