Form 10QSB
period 1999-06-30
BAY BANKS OF VIRGINIA INC
filed 1999-08-16
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                  (804)435-1171
                            (ISSUER'S TELEPHONE NO.)


Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during he past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days __X___yes _____no


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,169,945 shares of common stock at June 30, 1999.

                                   FORM 10-QSB
                  For the interim period ending June 30, 1999.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS (UNAUDITED)

               CONSOLIDATED BALANCE SHEETS
               JUNE 1999  AND DECEMBER 1998

               CONSOLIDATED STATEMENT OF EARNINGS
               QUARTER ENDED JUNE 30, 1999 AND 1998,
               SIX MONTHS ENDED JUNE 30, 1999 AND 1998

               CONSOLIDATED STATEMENT OF CASH FLOWS
               YEAR TO DATE  JUNE 1999 AND 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                     JUNE                       DECEMBER
BALANCE SHEET CATEGORIES                                              1999                         1998
ASSETS:
CASH DUE FROM BANKS                                                5,144,333                     5,268,229
U. S. TREASURY SECURITIES                                          2,522,070                     4,566,875
U. S. GOVERNMENT SECURITIES                                       15,231,680                    17,198,694
STATE AND MUNICIPAL SECURITIES                                    26,503,924                    25,354,483
OTHER SECURITIES                                                  18,529,666                    11,831,332
FED FUNDS SOLD                                                     2,562,301                    12,007,706
TOTAL LOANS,NET UNEARNED                                         117,453,827                   114,988,545
LESS: LOAN LOSS RESERVE                                           (1,145,930)                   (1,011,935)
NET LOANS                                                        116,307,896                   113,976,610
NET PREM., FURN., FIXT.                                            4,578,436                     4,699,797
ACCRUED INTEREST RECEIVABLE                                        1,693,121                     1,537,745
OTHER REAL ESTATE OWNED                                              635,256                     1,179,556
OTHER ASSETS                                                       4,383,959                     2,582,685

TOTAL ASSETS                                                     198,092,643                   200,203,712

LIABILITIES
DEMAND DEPOSITS                                                   23,781,432                    19,851,650
SAVINGS AND NOW                                                  105,686,860                   105,347,377
CERTIFICATES OF DEPOSIT                                           49,260,607                    53,656,050
TOTAL DEPOSITS                                                   178,728,899                   178,855,077
FED FUNDS PURCHASED                                                       -                             -
OTHER LIABILITIES                                                    467,804                       840,495

TOTAL LIABILITIES                                                179,196,703                   179,695,572

SHAREHOLDERS EQUITY:
COMMON STOCK
AUTHORIZED-5,000,000 SHARES
OUTSTANDING-1,169,945 AND 1,164,728                                5,857,073                     5,823,640
ADDITIONAL PAID IN CAPITAL                                         3,015,954                     3,529,294
RETAINED EARNINGS                                                 10,751,855                    10,528,706
MKT.ADJ.-SEC.-UNREALIZED                                            (728,942)                      626,500

TOTAL SHAREHOLDERS EQUITY                                         18,895,940                    20,508,140

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                              198,092,643                   200,203,712

CONSOLIDATED STATEMENT OF EARNINGS
JUNE 30, 1999 AND 1998
(UNAUDITED)

                                                               QUARTER END        QUARTER END     YEAR TO DATE     YEAR TO DATE
                                                                30-Jun-99            Jun-98         1-Jun-99           Jun-98
INTEREST INCOME

INTEREST AND FEES ON LOANS                                       2,473,030        2,417,811        4,909,615        4,770,152
INTEREST ON US TREASURY SECURITIES                                  41,593          102,574           96,212          217,687
INTEREST ON US GOVERNMENT SECURITIES                               155,893          227,649          438,610          438,935
INTEREST ON MUNICIPAL SECURITIES                                   365,504          339,281          694,011          597,972
INTEREST ON OTHER SECURITIES                                       380,432          173,756          580,323          289,317
INTEREST ON FED FUNDS SOLD                                          54,557          179,302          162,162          423,866


TOTAL INTEREST INCOME                                            3,471,009        3,440,373        6,880,933        6,737,929

INTEREST EXPENSE

INTEREST ON INT. BEARING TRANSACTION                               272,365          261,527          528,347          488,804
INTEREST ON SAVINGS DEPOSITS                                       705,719          779,152        1,413,644        1,556,263
INTEREST ON CERTIFICATES                                           611,349          745,390        1,267,633        1,478,102
INTEREST ON FED FUNDS PURCHASED                                          -                -                -                -


TOTAL INTEREST EXPENSE                                           1,589,433        1,786,069        3,209,624        3,523,169

NET INTEREST INCOME                                              1,881,576        1,654,304        3,671,309        3,214,760
PROVISION FOR LOAN LOSSES                                          130,000           45,000          200,000           90,000


NET INTEREST INCOME AFTER PROV.                                  1,751,576        1,609,304        3,471,309        3,124,760

NON-INTEREST INCOME

VISA INCOME                                                         78,571           62,714          122,095          101,468
DEPOSIT FEES                                                        92,947           83,316          175,707          147,851
TRUST DEPARTMENT FEES                                              136,512          122,334          258,846          243,004
OTHER FEES                                                         139,280          114,618          197,420          181,568
SECURITIES GAINS AND LOSSES                                              -           65,506                            65,506


TOTAL NON-INTEREST INCOME                                          447,310          448,488          754,068          739,397

NON-INTEREST EXPENSE

SALARIES AND BENEFITS                                              733,474          681,754        1,443,998        1,314,039
OCCUPANCY                                                           83,804           72,327          153,633          130,430
FURNITURE AND EQUIPMENT                                            166,585          165,217          304,400          340,760
OTHER OPERATING                                                    512,870          568,790          953,325        1,066,921

TOTAL NON-INTEREST EXPENSE                                       1,496,733        1,488,088        2,855,356        2,852,150

INCOME BEFORE TAXES                                                702,153          569,704        1,370,021        1,012,007
INCOME TAXES                                                       174,000           70,000          338,000          150,000


NET INCOME                                                         528,153          499,704        1,032,021          862,007

EARNINGS PER SHARE                                                    0.45             0.43             0.88             0.74

CONDENSED STATEMENT OF CASHFLOWS
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES                                            JUNE 1999              JUNE 1998
NET INCOME                                                                      1,032,021              862,007

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
              PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                                 220,656              250,317
     PROVISION FOR LOAN LOSS                                                      200,000               94,115
     NET (GAIN) LOSS ON SALE OF SECURITIES                                              -              (65,506)
     DECREASE IN ACCRUED INTEREST  RECEIVABLE                                    (154,417)            (270,996)
     (DECREASE) IN ACCRUED INTEREST PAYABLE                                       (30,619)              44,463
     DECREASE IN OTHER ASSETS                                                  (1,801,274)          (2,213,322)
     (DECREASE) IN OTHER LIABILITIES                                             (372,691)            (122,646)
                                                                         ----------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      (1,938,345)          (2,283,375)

CASH FLOWS FROM INVESTING ACTIVITIES
     PURCHASES OF AFS SECURITIES                                               (9,855,822)         (22,229,942)
     PROCEEDS FROM SALES OF AFS SECURITIES                                              0            3,187,740
     PROCEEDS FROM MATURITIES OF AFS SECURITIES                                 4,587,395            5,387,961
     NET (INCREASE) IN LOANS OUTSTANDING                                       (3,480,503)          (2,678,735)
     NET (INCREASE) DECREASE IN FED FUNDS SOLD                                  9,445,405             (326,714)
     PURCHASE OF PREMISES AND EQUIPMENT                                           138,509           (1,779,216)
     DECREASE IN OTHER REAL ESTATE OWNED                                          544,300              144,515
                                                                         ----------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                           1,379,284          (18,294,391)

CASH FLOWS FROM FINANCING ACTIVITIES
     NET INCREASE(DECREASE) IN DEMAND, SAVINGS, AND NOW                         4,211,154           13,499,597
     NET INCREASE(DECREASE) IN TIME DEPOSITS                                   (4,395,443)           7,988,038
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                        33,433               36,637
     DIVIDENDS PAID                                                              (446,000)            (395,640)
                                                                         ----------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (596,856)          21,128,632

NET INCREASE (DECREASE) IN CASH                                                  (123,896)           1,412,873

CASH AND DUE FROM AT BEGINNING OF PERIOD                                        5,268,229            3,302,389
CASH AND DUE FROM AT END OF PERIOD                                              5,144,333            4,715,262

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

         EARNINGS SUMMATION

                  For the six months ended June 1999 net income was $1,032 million as compared to $862 thousand for the comparable period in 1998, for an increase of 20.88%. Earnings per share through the second quarter were $.89 as compared to $.74 in 1998, which represents an increase of 20.27%. Return on Average Equity was 11.52% for 1999 and 9.85% for 1998. Return on Average Assets was 1.05% and .92% consecutively.

                  Net Interest Income through the second quarter of 1999 was $3.67 million and for the same period in 1998 the total was $3.21 million. This is an increase 14.33% over 1998. The Net Interest Margin on a fully tax equivalent basis for the year to date 1999 was 5.59%, up from 5.21% for the comparable period in 1998. Average interest earning assets totaled $187.08 million through the six months ended June 30, 1999. As a result, interest-bearing assets exceeded interest-bearing liabilities by $29.65 million, or 15.85%. Earning assets as a percentage of total average assets at quarter end 1999 was 94.00% and for 1998 was 93.59%.



         PROVISION/ALLOWANCE FOR LOAN LOSSES

                   Increases in the Provision for Loan Losses were $200,000 through the six months. The total Allowance for Loan Losses as of June 30 was $1,145,930. The Loan Loss Provision as a percentage of Average Total Loans through the second quarter of 1999 was .98%.

                   As of June 30, 1999, loans on Non-Accrual status totaled $44,028. Loans on Non-Accrual status as of June 30, 1998 were $286,683. Loans still accruing interest but delinquent 90 days were $447,379 at quarter end 1999 as compared to $328,000 for quarter end 1998.

                  The Allowance for Loan Losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted on all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Holding Company assesses the appropriate provision for the coming quarter. As of June 30, 1999, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         NON INTEREST INCOME

                  Other Income through the second quarter of 1999 totaled $754,068 as compared to $739,397 for 1998. Other Income for the Company is composed of Visa Merchant Fees, Deposit Fees, Trust Department Income, Miscellaneous Income, and Gains on the Sale of Securities. Of these categories, the Visa program, Deposit Fees and the Trust Department contribute the majority. Through the six months ended June 30, 1999 Visa Fees were $122,095, Deposit Fees were $175,707, and Trust Income was $258,846.

         NON INTEREST EXPENSE

                  Non Interest Expense totaled $2.85 million through the second quarter of 1999 as compared to $2.85 million for comparable period in 1998. Non Interest Expenses include Salaries and Benefits, Occupancy Expense, Furniture and Equipment Expense and Other Operating Expense. Of these categories, Salaries and Benefits are the major expense. Through the six months ended June 30, 1999, Salary and Benefit Expense was $1,443,998, Occupancy was $153,633, Furniture and Equipment was $304,400 and Other Operating was $953,325.

         FINANCIAL CONDITION

                  Total Assets at second quarter end of 1999 were $198.09 million as compared to $200.20 million at December 30, 1998. This represents a decrease of 1.05% during the six-month period ended June 30, 1999.

                  Total Loans through the second quarter were $117.45 million as compared to $106.91 million for the comparable period in 1998. Total Loans at year end 1998 were $114.99 million, resulting in an increase of 2.14% through the six months ended June 30, 1999 and 9.86% through the twelve months ended June 30, 1999. The Company has experienced increased mortgage loan demand during the first six months of 1999, and continues to develop new products and services that will capitalize on the current market conditions.

                  Through the first six months of 1999, loans charged off totaled $73,865. For the comparable period in 1998 total loans charged off were $12,005.

                  As of June 30, 1999, the Holding Company held $62.78 million in investment securities. This compares with December 1998 balances of $58.95 million. This represents an increase of 6.50% in the total portfolio value during the six months ended June 30, 1999.

                  As of June 30, 1999, total deposits were $178.73 million as compared to $173.14 million at quarter end 1998 and $178.85 at year end 1998. This represents a net decrease of $18 thousand or .10% for the six months ended June 30, 1999, and an increase of 5.53% through the twelve months ended June 30, 1999. For the period of June 30, 1999 to 1998, Demand Deposits decreased to $23.72 million, and Savings and NOW Accounts increased to $105.68 million. Certificates of Deposit increased to $49.26 million. These balances were $29.26 million, $88.90 million, $54.98 million respectively.

                  The Bank of Lancaster maintained $635 thousand on Other Real Estate Owned as of June 30, 1999. For the comparable period in 1998 the balance was $1.23 million. The Bank of Lancaster is aggressively marketing all properties on OREO, and further, management expects no loss on any of these properties.

         LIQUIDITY AND CAPITAL RESOURCES

                  Bay Banks of Virginia maintains adequate short-term assets to meet liquidity needs that are anticipated by management. Federal Funds Sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. At June 30, 1999 Federal Funds Sold totaled $2.56 million and securities maturing in one year or less totaled $4.34 million, for a total pool of $6.90 million. The liquidity ratio as of June 30, 1999 was 32.72% as compared to 41.46% for the prior period. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and due from, un-pledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

                  Total shareholder equity at June 30, 1999 was $18.89 million as compared to $19.15 million for the same period 1998. This represents a decrease of 1.35% as compared to June 1998. Shareholder equity at year-end 1998 was $20.50 million. Shareholder equity was impacted by unrealized losses on securities in the amount of $728,942 at quarter end 1999, while these unrealized gains at year-end were $626,500. The Company maintains 100% of its' investment portfolio in the Available for Sale category, therefore, changes in the bond market have a slightly more pronounced effect on Bay Banks of Virginia than its peer group. These adjustments to capital are unrealized losses as determined by FAS-115.

                  The Holding Company is required to maintain minimum amounts of Capital to Total Risk Weighted Assets, as defined by FFIEC guidelines. As of quarter end 1999, the Company maintained Tier 1 Capital of $16.04 million, Tier 2 Capital of $1.15 million and Total Risk Based Capital of $17.19 million. Net Risk Weighted Assets totaled $129.89 million. As of June 30, 1999, the Holding Company maintained a Risk Based Capital Ratio of 13.23%; a Total Capital to Adjusted Total Average Assets Ratio of 8.58%. The respective minimums are 8.00% and 6.00%. The Holding Company's Leverage Ratio at June 30, 1999 was 8.13% with a regulatory minimum of 3.00%. The Tier One Capital Ratio was 12.35% as of June 30, 1999, and the regulatory minimum is 4.00%.

                  Book Value per share of common stock for the 1999 interim period was $16.77 before adjusting for unrealized losses on investments per FAS 115, and $16.15 after FAS 115. For 1998 the book values per share were $16.33 and $16.54 respectively. Cash dividends paid through June 30, 1999 were $446,000 or .38 per share. Total number of shares outstanding at June 30, 1999 was 1,169,945.

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

         These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrants 1998 Annual Report to Shareholders.


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





                                                     Bay Banks of Virginia
                                                     ---------------------
                                                          (Registrant)

         8/15/1999                                   s/s  Austin L. Roberts, III
                                                     ---------------------------
                                                     President and
                                                     Chief Executive Officer



         8/15/1999                                   s/s  Paul T. Sciacchitano
                                                     --------------------------
                                                     Treasurer