Form 10KSB/A
period 1998-12-31
BAY BANKS OF VIRGINIA INC
filed 1999-11-15
CIK 1034594

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB (A)

[ X ]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1998

[    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                COMMISSION FILE NUMBER         0-22955

                           BAY BANKS OF VIRGINIA, INC.
                 (Name of small business issuer in its charter)

     VIRGINIA                                    54-1838100
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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.......Yes  _X_     NO  ___.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year........$15,249,477
     Number of shares outstanding as of February 28, 1999..............1,164,728

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

                                Table of Contents

Table        Description
-----        -----------
Table I      Average Balances, Income & Expense, Yields,
             and Rates
Table II     Volume & Rate Analysis of Changes in Net
             Interest Income
Table III    Investment Maturities & Average Yields
Table IV     Types of Loans
Table V      Loan Maturity Schedule of Selected Loans
Table VI     Risk Elements
Table VII    Summary of Allowance for Loan Losses
Table VIII   Allocation of the Allowance for Loan Losses
Table IX     Average Deposits & Rates
Table X      Maturity Schedule of Time Deposits of
             $100,000 or more
Table XI     Return on Equity & Assets
Table XII    Interest Rate Sensitivity Analysis

                                     Table I
              Average Balances, Income & Expense, Yields, and Rates



                                                     1998                          1997
                                          -----------------------------------------------------------
(Thousands)                               Average   Annual     Yield/     Average   Annual     Yield/
                                          Balance   Income/     Rate      Balance   Income/    Rate
                                                    Expense                         Expense
ASSETS:
Investments:
-----------
  Taxable Investments                    $ 33,935  $ 2,128     6.27%    $  28,565  $  1,644     5.76%
  Tax-Exempt Investments (1)             $ 16,885  $ 1,048     9.40%    $  15,923  $    741     7.05%
                                         ------------------------------------------------------------
Total Investments                        $ 50,820  $ 3,176     6.25%    $  44,488  $  2,386     5.36%
Loans (2)                                $110,026  $ 9,523     8.65%    $ 103,398  $  9,391     9.08%
Interest-bearing Deposits                $      0  $     0     0.00%    $       0  $      0     0.00%
Fed Funds Sold                           $ 11,782  $   796     6.76%    $   8,395  $    390     4.65%
                                         ------------------------------------------------------------
Total Interest Earning Assets            $172,628  $13,495     8.13%    $ 156,280  $ 12,166     8.03%
Allowance for Loan Losses                   ($936)                          ($940)
Unrealized Gains & Losses on Investments $    688                            $170
Total Non-Earning Assets                 $ 12,084                       $   8,868
                                         ========                       =========
TOTAL ASSETS                             $184,465                       $ 164,378

-----------------------------------------------------------------------------------------------------

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Deposits:
-------------------------
  Savings Deposits                       $ 67,385  $  3,102    4.60%    $  68,943   $ 3,303     4.79%
  NOW Deposits                           $ 20,334  $    663    3.26%    $  16,642   $   493     2.96%
  CD's (greater than) $100,000           $ 11,153  $    616    5.52%    $   8,634   $   403     4.67%
  CD's (less than) $100,000              $ 39,173  $  2,321    5.92%    $  30,822   $ 1,705     5.53%
  Money Market Deposit Accounts          $ 10,108  $    352    3.49%    $   9,120   $   300     3.28%
                                         ------------------------------------------------------------
Total Interest-bearing Deposits          $148,152  $  7,054    4.76%    $ 134,161   $ 6,203     4.62%
Fed Funds Purchased & Sec Sold to
         Repurchase                      $    293  $     11    3.82%    $     348   $    22     6.24%
                                         ------------------------------------------------------------
Total Interest-Bearing Liabilities       $148,445  $  7,065    4.76%    $ 134,509   $ 6,225     4.63%
Non-Interest-Bearing Liabilities:
--------------------------------
  Demand Deposits                        $ 15,784                       $  11,696
  Other Liabilities                      $    635                       $     434
                                         --------                       ---------
TOTAL LIABILITIES                        $164,864                       $ 146,639
SHAREHOLDER'S EQUITY                     $ 19,600                       $  17,738
                                         ========                       =========
TOTAL LIABILITIES & SHAREHOLDERS'
          EQUITY                         $184,464                       $ 164,377
                                         ------------------------------------------------------------
Net Interest Income/Yield                          $  6,430    4.04%                $ 5,942     4.05%

Notes:
(1)-Yield assumes a federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.

                                    Table II
            Volume & Rate Analysis of Changes in Net Interest Income

(Thousands)                                 1998 vs. 1997              1997 vs. 1996
                                           ---------------            ---------------
                                                        Total                     Total
                                         Volume   Rate  Change      Volume  Rate  Change
                                         ------   ----  ------      ------  ----  ------
Investments:
  Taxable Investments                   $  309   $ 175  $  484       ($64)  ($37) ($101)
  Tax-Exempt Investments                $   45   $ 262  $  306         $4  ($167) ($163)
                                        -----------------------------------------------
Total Investments                       $  354   $ 437  $  791       ($60) ($204) ($264)
Loans                                   $  602   ($470) $  132       $482   $267   $749
Interest-bearing Deposits               $    0   $   0  $    0       $  0   $  0   $  0
Fed Funds Sold                          $  157   $ 249  $  406       $234  ($181)  $ 53
                                        ===============================================
Total Interest Earning Assets           $1,113   $ 215  $1,329       $656  ($118)  $538

Interest-bearing Deposits:
-------------------------
  Savings Deposits                        ($75)  ($126)  ($200)     ($197) ($219) ($416)
  NOW Deposits                          $  109    $ 60    $169       $ 48   ($14)  $ 34
  CD's (greater than) $100,000          $  118    $ 95    $213       $107    $32   $139
  CD's (less than) $100,000             $  462    $154    $616       $280    $51   $331
  Money Market Deposit Accounts         $   32    $ 20    $ 53        ($9)   $26   $ 17
                                        -----------------------------------------------
Total Interest-bearing Deposits         $  647    $204    $851       $229  ($125)  $104
Fed Funds Purchased & Sec Sold to          ($3)    ($7)   ($11)      $  0    $22   $ 22
   Repurchase                           ===============================================
Total Interest-Bearing Liabilities      $  645    $195    $840       $229  ($103)  $126

Change in Net Interest Income           $  468    $ 20    $488       $427   ($15)  $413


Notes:
-----
Changes in interest due to volume are calculated by multiplying the change in volume by the old rate. Changes in interest due to rates are calculated by multiplying the change in rates by the new volume.

                                    Table III
                     Investment Maturities & Average Yields
                                 as of 12/31/98


--------------------------------------------------------------------------------------------
(Thousands)                            One Year
                                       or Less      One to
                                       or No        Five    Five to     Over Ten
                                       Maturity     Years   Ten Years    Years    Total
--------------------------------------------------------------------------------------------
U.S. Agency Securities:
  Book Value                              $0      $ 8,602   $ 6,644     $ 1,391   $16,637
  Market Value                            $0      $ 8,651   $ 6,657     $ 1,403   $16,712
  Weighted average yield                0.00%        5.94%     6.23%       6.22%     6.08%
--------------------------------------------------------------------------------------------
U.S. Treasury Securities:
  Book Value                          $2,999     $    496   $ 1,046     $     0   $ 4,542
  Market Value                        $3,010     $    510   $ 1,046     $     0   $ 4,567

  Weighted average yield                5.63%        6.00%     7.32%       0.00%     6.05%
--------------------------------------------------------------------------------------------
State & Municipal Securities:
  Book Value                         $ 1,862     $  8,856   $12,619     $   812   $24,149
  Market Value                       $ 1,880     $  9,085   $12,922     $   818   $24,705
  Weighted average yield                7.76%        7.55%     7.05%       6.59%     7.27%
--------------------------------------------------------------------------------------------
Other Securities:
  Book Value                         $   761     $  4,141   $ 6,593     $    11   $11,507
  Market Value                       $   765     $  4,209   $ 6,846     $    11   $11,831
  Weighted average yield                6.16%        6.16%     6.26%       0.00%     6.21%
--------------------------------------------------------------------------------------------
Total Securities:
  Book Value                         $ 5,623     $ 22,094   $26,903     $ 2,214   $56,835
  Market Value                       $ 5,655     $ 22,455   $27,472     $ 2,233   $57,815
  Weighted average yield                6.41%        6.63%     6.66%       6.32%     6.61%


Notes:
Yields on tax-exempt securities have been computed on a tax-equivalent basis, assuming a tax rate of 34%.

                        Table IV
                     Types of Loans



(Thousands)                                      12/31/98         12/31/97
                                                 --------         --------
Commercial                                       $ 11,290         $  9,020
Real Estate - Construction                       $  1,519         $  3,014
Real Estate - Mortgage                           $ 83,073         $ 76,541
Installment and Other (includes Visa program)    $ 18,697         $ 16,222
                                                 --------         --------
Total                                            $114,579         $104,796

Notes:
Deferred loan costs & fees not included.
Allowance for loan losses not included.

                       Table V
            Loan Maturity Schedule of Selected Loans
               as of December 31, 1998

                                                            One Year or Less        One to Five Years      Over Five Years
(Thousands)                                                 Fixed    Variable      Fixed     Variable     Fixed     Variable
                                                             Rate        Rate       Rate         Rate      Rate         Rate
                                                             ----        ----       ----         ----      ----         ----
Commercial                                                 $4,893    $ 5,412     $   564     $     0    $   284        $  0
Real Estate - Construction                                 $  773    $     0     $     0     $     0    $     0        $  0
Real Estate - Mortgage                                     $  803    $20,858     $10,195     $40,326    $11,320        $105
Installment and Other (includes Visa program)              $1,311    $ 8,835     $ 6,471     $   114    $ 1,409        $156
                                                           ----------------------------------------------------------------
  Totals                                                   $7,781    $35,105     $17,230     $40,440    $13,013        $261


Notes:
Loans with immediate repricing are shown in the 'One Year or Less' category.

                                    Table VI
                                  Risk Elements

(Thousands)                                        12/31/1998   12/31/1997

Non-accrual Loans                                      $   79       $  126
Restructured Loans                                     $    0       $    0
Foreclosed Properties                                  $1,160       $1,379
  Total Non-performing Assets                          $1,238       $1,505

Loans past due 90+ days as to principal or             $  232       $  594
interest payments & accruing interest

For non-accrual & restructured loans, Gross            $    4       $   17
interest income which would have been recorded under original loan terms for the year ended

For non-accrual & restructured loans, Gross            $    4       $   17
interest income recorded for the year ended

Potential problem loans as of 12/31/98 not             $  236         n/a
reported above:

Notes:

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any unearned discount and fees and costs on originating loans.
Loan origination fees and certain direct origination costs for real estate mortgage loans are capitalized and recognized as an adjustment of the yield of the related loans.
The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.
The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

                                     Table VII
                      Summary of Allowance for Loan Losses

                                                      12/31/98    12/31/97
                                                    -----------------------

Balance, beginning of period                          $    861      $  1,020

Loans charged off:
  Commercial & other                                  $     20      $     15
  Real estate - construction                          $      0      $      0
  Real estate - mortgage                              $     30      $    228
  Installment & Other (including Visa                 $     27      $    125
        program)
Total loans charged off                                   ($77)        ($368)

Recoveries of loans previously charged off:
  Commercial & other                                  $      6      $      0
  Real estate - construction                          $      0      $      0
  Real estate - mortgage                              $      1      $      0
  Installment & Other (including Visa                 $     12      $      6
        program)
Total recoveries                                      $     20      $      6
                                                      -----------------------
Net charge offs                                           ($57)        ($362)

Provision for loan losses                             $    208      $    203
                                                      ======================
Balance, end of period                                $  1,012      $    861

Average loans outstanding during the period           $110,026      $103,398


Ratio of net charge-offs during the                       0.05%         0.35%
period to average loans outstanding
during the period

See Note 1 to Financial Statements, Loans receivable paragraph,for a description of the factors which influenced management's determination of the provision charged to operating expense.

                                   Table VIII

                   Allocation of the Allowance for Loan Losses

                                                   12/31/98          12/31/97

 (Thousands)                                    Amount Percent    Amount Percent
                                                ------ -------    ------ -------
Commercial                                        $90   8.90%       $84   9.76%
Real estate - construction                         $5   0.52%        $9   1.04%
Real estate - mortgage                           $758  74.92%      $659  76.62%
Installment & Other (including Visa program)     $159  15.68%      $108  12.59%
                                               ------ -------      ---- -------
Total                                          $1,012 100.00%      $861 100.00%

                                    Table IX

                            Average Deposits & Rates

                                                 1998               1997

(Thousands)                                Average   Yield/   Average   Yield/
                                           Balance    Rate    Balance    Rate
                                           -------   ------   -------   ------
Non-interest bearing Demand Deposits       $15,784    0.00%   $11,696   0.00%
Interest bearing Deposits:
  NOW Accounts                             $20,334    3.26%   $16,642   2.96%
  Regular Savings                          $67,385    4.60%   $68,943   4.79%
  Money Market Deposit Accounts            $10,108    3.49%    $9,120   3.28%
Time Deposits:
  CD's $100,000 or more                    $11,153    5.52%    $8,634   4.67%
  CD's (less than) $100,000                $39,173    5.92%   $30,822   5.53%
Total Interest bearing Deposits           $148,152    4.76%  $134,161   4.62%
                                          --------    -----  --------   -----
Total Average Deposits                    $163,936    4.30%  $145,857   4.25%

                                     Table X

             Maturity Schedule of Time Deposits of $100,000 or more


(Thousands)                                        12/31/98      12/31/97
                                                 ----------     ----------
3 months or less                                   $2,280         $4,700
3-6 months                                         $5,338         $1,978
6-12 months                                        $2,775         $2,212
Over 12 months                                     $2,159         $2,142
                                                 ----------     ----------
  Totals                                          $12,552        $11,032

                                    Table XI

                            Return on Equity & Assets

                                         1998             1997
                                         ----             ----
Return on Assets                        1.00%            1.21%
Return on Equity                       10.45%           11.64%
Dividend Payout Ratio                  41.93%           36.85%
Equity to Assets Ratio                  9.59%           10.41%


                                    Table XII
                       Interest Rate Sensitivity Analysis
                                as of 12/31/98

                                                     Within 3        3-12                  Over 5
                                                      Months        Months    1-5 Years     Years      Total
 (Thousands)                                         --------       ------    ---------    ------      -----
Fed Funds Sold                                        $12,008       $     0    $     0     $     0     $ 12,008
Investments                                           $ 2,254       $ 3,626    $24,617     $28,307     $ 58,804
Loans                                                 $25,325       $27,487    $49,669     $12,061     $114,542
                                                     ========      ========    =======     =======     ========
Total Earning Assets                                  $39,587       $31,113    $74,286     $40,368     $185,354
NOW Accounts                                          $10,629       $     0    $13,836     $     0     $ 24,465
MMDA's                                                $ 8,173       $     0    $ 3,101     $     0     $ 11,274
Savings                                               $42,491       $     0    $26,531     $     0     $ 69,022
CD's (less than) $100,000                             $ 9,981       $22,233    $ 8,936     $     0     $ 41,150
CD's (greater than or equal to) $100,000              $ 3,550       $ 6,729    $ 2,227     $     0     $ 12,506
                                                     --------       -------    -------     -------     --------
Total Deposits                                        $74,824       $28,962    $54,631     $     0     $158,417
                                                     ========       =======    =======     =======     ========
Fed Funds Purchased & Sec Sold to Repurchase          $   586       $     0    $     0     $     0     $    586
                                                     ========       =======    =======     ========    ========
Total Interest Bearing Liabilities                    $75,410       $28,962    $54,631     $     0     $159,003
Rate Sensitive Gap                                   ($35,823)      $ 2,151    $19,655     $40,368     $ 26,351
Cumulative Gap                                       ($35,823)     ($33,672)  ($14,017)    $26,351




Year 2000 Issues:
The company estimates the cost of Y2K to be $262 thousand for the year ended December 31, 1998. As this process develops, costs of implementation are estimated to be $75 thousand for 1999 and 2000. Management has developed and tested a five-part plan to prepare for potential Year 2000 malfunctions. System testing has been performed in accordance with Federal Reserve Bank regulations and FFIEC guidelines. Management anticipates little or no disruption in the delivery of services. However, there can be no guarantee that no disruptions will occur as a result of Year 2000. Presently management does not expect that any problems currently anticipated will have a materially adverse impact on its' business.

Annual Report - page 1:
The name of the accounting firm who opined on the financial statements is Eggleston Smith P.C., of Newport News, Virginia.

Annual Report - page 6:
The amount of loans on which the accrual of interest has been discontinued is disclosed in Note 3 to the Financial Statements. In general, it is the Bank's policy to place all loans 90 days past due on nonaccrual status. In both 1998 and 1997 the amount of loans 90 days past due and still accruing interest was not material. Those loans were well secured and in the process of collection consistent with regulatory practices. The amount of these loans is disclosed in the statistical Guide 3 tables included in this amendment.

Bay Banks of Virginia
100 South Main Street
Post Office Box 1869
Kilmarnock, Virginia 22482

November 10, 1999

John W. Sniegon, Assistant Chief Accountant
Division of Corporation Finance
Mail Stop 4-8
United States Securities and Exchange Commission
Washington, D.C.  20549

Re:  Form 10-KSB filed March 31, 1999, File No. 0-22955

Dear Mr. Sniegon,

In response to your letter dated August 4, 1999, copy attached, we have amended our Form 10-KSB. A copy of that amendment is being filed on the EDGAR system, and another copy is provided with this letter.

Industry Guide 3
The amendment includes Guide 3 information for the year ended December 31, 1998 and 1997.

Year 2000 Issues
The Year 2000 issues discussed in your letter are included in the amendment.

Annual Report - page 1
The name of our accounting firm, Eggleston Smith P.C., was omitted due to a clerical error in the EDGAR process.

Annual Report - page 6
The amount of loans 90 days past due and accruing interest are disclosed in the Guide 3 tables included in this amendment. Please refer to the amendment for further information. We will include our policy regarding such loans in the notes to financial statements in future reports.

If you have any further questions or concerns, you may contact Deb Evans, our Regulatory Accountant.

Sincerely,

/s/ Austin L. Roberts, III

Austin L. Roberts, III
President & Chief Executive Officer