Form 10QSB
period 1999-09-30
BAY BANKS OF VIRGINIA INC
filed 1999-11-15
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                  (804)435-1171
                            (ISSUER'S TELEPHONE NO.)


          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the
               registrant was required to file such reports), and
                (2) has been subject to such filing requirements
                       for the past 90 days X yes _____no


              State the number of shares outstanding of each of the
                  issuer's classes of common equity, as of the Latest practicable date: 1,164,029 shares of common stock at September 30, 1999.

          Transitional Small Business Disclosure Format ____yes  X  no

                           BAY BANKS OF VIRGINIA, INC.
                                   FORM 10-QSB
                For the interim period ending SEPTEMBER 30, 1999.

                                      INDEX

                    PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)                 1-3

                CONSOLIDATED BALANCE SHEETS
                SEPTEMBER 1999  AND DECEMBER 1998                   1

                CONSOLIDATED STATEMENT OF EARNINGS
                QUARTER ENDED SEPTEMBER 30, 1999 AND 1998
                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998       2

                CONSOLIDATED STATEMENT OF CASH FLOWS
                YEAR TO DATE  SEPTEMBER 1999 AND 1998               3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION           4-7

                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                          8

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                      8

ITEM 5.  OTHER INFORMATION                                          8

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                           8

SIGNATURES                                                          9

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                            SEPTEMBER                            DECEMBER
BALANCE SHEET CATEGORIES                                      1999                                 1998
ASSETS:
CASH DUE FROM BANKS                                          3,886,782                          5,268,229
U. S. TREASURY SECURITIES                                    1,515,000                          4,566,875
U. S. GOVERNMENT SECURITIES                                 14,432,634                         17,198,694
STATE AND MUNICIPAL SECURITIES                              27,411,795                         25,354,483
OTHER SECURITIES                                            17,655,720                         11,831,332
FED FUNDS SOLD                                                 120,000                         12,007,706
TOTAL LOANS, NET UNEARNED                                  123,988,599                        114,988,545
LESS: LOAN LOSS RESERVE                                     (1,186,961)                        (1,011,935)
NET LOANS                                                  122,801,638                        113,976,610
NET PREM., FURN., FIXT.                                      4,419,554                          4,699,797
ACCRUED INTEREST RECEIVABLE                                  1,529,730                          1,537,745
OTHER REAL ESTATE OWNED                                        646,830                          1,179,556
OTHER ASSETS                                                 4,538,423                          2,582,685

TOTAL ASSETS                                               198,958,106                        200,203,712

LIABILITIES
DEMAND DEPOSITS                                             20,692,699                         19,851,650
SAVINGS AND NOW                                            106,682,979                        105,347,377
CERTIFICATES OF DEPOSIT                                     47,204,604                         53,656,050
TOTAL DEPOSITS                                             176,976,082                        178,855,077
FED FUNDS PURCHASED                                          3,150,000                                  -
OTHER LIABILITIES                                            1,321,473                            840,495

TOTAL LIABILITIES                                          178,295,711                        179,695,572

SHAREHOLDERS EQUITY:
COMMON STOCK
AUTHORIZED-5,000,000 SHARES
OUTSTANDING-1,164,029 AND 1,164,728                          5,820,148                          5,823,640
PAID IN CAPITAL                                             12,298,519                          3,529,924
RETAINED EARNINGS                                            2,716,898                         10,528,706
MKT.ADJ.-SEC.-UNREALIZED                                      (929,214)                           626,500

TOTAL SHAREHOLDERS EQUITY                                   19,906,351                         20,508,140

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                        198,958,106                        200,203,712


BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)


                                                   QUARTER END          QUARTER END           YTD            YTD

                                                  SEPTEMBER 1999      SEPTEMBER 1998     SEPTEMBER 1999    SEPTEMBER 1998
INTEREST INCOME
INTEREST AND FEES ON LOANS                            2548304            2401627             7457919           7092119
INTEREST ON US TREASURY SECURITIES                      34314              90531              130526            308217
INTEREST ON US GOVERNMENT SECURITIES                   279130             221614              717740            660549
INTEREST ON MUNICIPAL SECURITIES                       360584             326569             1054595            924542
INTEREST ON OTHER SECURITIES                           229950             168046              810273            457364
INTEREST ON FED FUNDS SOLD                              28779             208029              190747            631519

TOTAL INTEREST INCOME                                 3481061            3416416            10361994          10074310
INTEREST EXPENSE
INTEREST ON INT. BEARING TRANSACTION                   268890             263303              797238            750361
INTEREST ON SAVINGS DEPOSITS                           741035             796642             2154679           2352906
INTEREST ON CERTIFICATES                               574700             745552             1842333           2223654
INTEREST ON FED FUNDS PURCHASED                           418                  0                 418                 0

OTHER SHORT TERM BORROWINGS                             32308               4578               32308              6325
TOTAL INTEREST EXPENSE                                1617351            1810075             4826976           5333246

NET INTEREST INCOME                                   1863710            1606341             5535018           4741064
PROVISION FOR LOAN LOSSES                               75000              58367              275000            148367

NET INTEREST INCOME AFTER PROV.                       1788710            1547974             5260018           4592697

NON-INTEREST INCOME

VISA INCOME                                             84236              97168              206331            204636
DEPOSIT FEES                                            86925              86728              262362            234579
TRUST DEPARTMENT FEES                                  129423             122334              388269            365338
OTHER FEES                                              67419              99576              264838            281864
SECURITIES GAINS AND LOSSES                               186              35769                 186            101274

TOTAL NON-INTEREST INCOME                              368189             441574             1122254           1187690

NON-INTEREST EXPENSE

SALARIES AND BENEFITS                                  745835             690742             2189833           2004780
OCCUPANCY                                               59794              67368              213427            197798
FURNITURE AND EQUIPMENT                                129632             115108              434032            455869
OTHER OPERATING                                        468115             460443             1421440           1446185

TOTAL NON-INTEREST EXPENSE                            1403376            1333661             4258732           4104632

INCOME BEFORE TAXES                                    753523             655885             2123540           1675756
INCOME TAXES                                           155251             116952              568649            267808

NET INCOME                                             598272             538935             1554891           1407948

EARNINGS PER SHARE                                        .51               0.46                1.34              1.21


BANKS OF VIRGINIA, INC.
CONDENSED STATEMENT OF CASHFLOWS
(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

                                                          SEPTEMBER 1999                 SEPTEMBER 1998
NET INCOME                                                   1554891                           1407948
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
     PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                             328477                            455869
     PROVISION FOR LOAN LOSS                                  225000                            148367
     NET (GAIN) LOSS ON SALE OF SECURITIES                      (181)                          (101274)
     DECREASE IN ACCRUED INTEREST  RECEIVABLE                   8015                           (440942)
     (DECREASE) IN ACCRUED INTEREST PAYABLE                   (57861)                            39731
     DECREASE IN OTHER ASSETS                               (1955738)                         (2193843)
     (DECREASE) IN OTHER LIABILITIES                          157978                           (173942)
                                                             ------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     332397                           (859086)

CASH FLOWS FROM INVESTING ACTIVITIES
     PURCHASES OF AFS SECURITIES                            (3172318)                        (25605577)
     PROCEEDS FROM SALES OF AFS SECURITIES                    509300                           5520545
     PROCEEDS FROM MATURITIES OF AFS SECURITIES              5337395                           7980475
     NET (INCREASE) IN LOANS OUTSTANDING                    (9000054)                         (7642627)
     NET (INCREASE) DECREASE IN FED FUNDS SOLD               8737000                          (2872137)
     PURCHASE OF PREMISES AND EQUIPMENT                       (20760)                         (1742850)
     DECREASE IN OTHER REAL ESTATE OWNED                      532736                            218874
                                                             ------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                        2851483                         (24143297)

CASH FLOWS FROM FINANCING ACTIVITIES
     NET INCREASE(DECREASE) IN DEMAND, SAVINGS, AND NOW      2176651                          15942267
     NET INCREASE(DECREASE) IN TIME DEPOSITS                (6451446)                          8970755
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                    (3492)                            50382
     DIVIDENDS PAID                                          (647070)                          (512782)
                                                             ------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   (4925327)                         24450622

NET INCREASE (DECREASE) IN CASH                             (1741447)                          (550761)

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

         EARNINGS SUMMATION

                  For the nine months ended September 1999 net income was $1.55 million as compared to $1.41 million for the comparable period in 1998, for an increase of 9.93%. Earnings per share through the third quarter were $1.34 as compared to $1.21 in 1998, which represents an increase of 10.74%. Return on Average Equity was 8.23% for 1999 and 8.05% for 1998. Return on Average Assets was 1.07% and .97% consecutively.

                  Net Interest Income through the third quarter of 1999 was $5.52 million and for the same period in 1998 the total was $4.74 million. This is an increase 16.46% over 1998. The Net Interest Margin on a fully tax equivalent basis for the year to date 1999 was 5.74%, up from 5.17% for the comparable period in 1998. Average interest earning assets totaled $188.92 million. As a result, interest-earning assets exceeded interest- bearing liabilities by $28.17 million, or 14.91%. Earning assets as a percentage of total average assets at quarter end 1999 were 93.24%, and for 1998 were 94.05%.

         PROVISION/ALLOWANCE FOR LOAN LOSSES

                   Increases in the Provision for Loan Losses were $275,000 through the nine months ended September 1999. The total Allowance for Loan Losses as of September 31 was $1,186,961. The Loan Loss Provision as a percentage of Average Total Loans through the third quarter of 1999 was .97%.

                   As of September 30, 1999, loans on Non-Accrual status totaled $38,961. Loans on Non-Accrual status as of September 31, 1998 were $96,442. Loan's still accruing interest but delinquent 90 days were $540,923 at quarter end 1999 as compared to $400,192 for quarter end 1998.

                  The Allowance for Loan Losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted on all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Holding Company assesses the appropriate provision for the coming quarter. As of September 30, 1999, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         NON INTEREST INCOME

                  Other Income through the third quarter of 1999 totaled $1.12 million as compared to $1.19 million for 1998. Other Income for the Company is composed of Visa Merchant Fees, Deposit Fees, Trust Department Income, Miscellaneous Income, and Gains on the Sale of Securities. Of these categories, the Visa program, Deposit Fees and the

         Trust Department contribute the majority. Through the nine months ended September 30, 1999 Visa Fees were $206,331, Deposit Fees were $262,362, and Trust Income was $388,269.

         NON INTEREST EXPENSE

                  Non Interest Expense totaled $4.26 million through the third quarter of 1999 as compared to $4.10 million for comparable period in 1998. Non Interest Expenses include Salaries and Benefits, Occupancy Expense, Furniture and Equipment Expense and Other Operating Expense. Of these categories, Salaries and Benefits are the major expense. Through the nine months ended September 30, 1999, Salary and Benefit Expense was $2.19 million, Occupancy was $213,427, Furniture and Equipment was $434,032 and Other Operating was $1,421,440.

         FINANCIAL CONDITION

                  Total Assets at third quarter end of 1999 were $198.96 million as compared to $200.20 million at December 30, 1998. This represents a nominal decrease of .62% during the nine-month period.

                  Total Loans through the third quarter were $123.99 million as compared to $111.86 million for the comparable period in 1998. Total Loans at year end 1998 were $114.99 million, resulting in an increase of 7.83% through the nine months ended September 30, 1999. Management continues to focus on new products and services that will further stimulate lending activity in our market area.

                   Through the nine months of 1999, charged off loans totaled $112,935. For the comparable period in 1998 total loans charged off were $43,731.

                  As of September 30, 1999, the Holding Company held $61.02 million in investment securities. This compares with December 1998 balances of $58.95 million. This represents an increase of 3.50% of the total portfolio during the nine months ended September 30, 1999.

                  As of September 30, 1999, total deposits were $176.98 million as compared to $177.90 million at quarter end 1998 and $178.85 at year end 1998. This represents a net decrease of $1.87 million or 1.05% for the nine months ended September 30, 1999. For the period of September 30, 1999 to 1998, Non Interest-bearing Demand Deposits increased to $20.69 million, and Interest-bearing Transaction Accounts and Savings increased to $106.68 million. Certificates of deposit decreased to $47.21 million. The Bank of Lancaster maintained $647 thousand on Other Real Estate Owned as of September 30, 1999. For the comparable period in 1998 the balance was $1.16 million. The Bank of Lancaster is aggressively marketing all properties on OREO, and further, management expects no loss on any of these properties.

         LIQUIDITY AND CAPITAL RESOURCES

                  Bay Banks of Virginia maintains adequate short-term assets to meet liquidity needs that are anticipated by management. Federal Funds Sold or Purchased, Other Borrowings and investments that mature in one year or less provide the major sources of funding for liquidity needs. At September 30, 1999 Federal Funds Purchased totaled $3.15 million. Total available Federal Funds Purchased lines of credit are $14.8 million. The company is developing products and alternative funding sources to fund loan growth and thereby remove itself from the Federal

         Funds Purchased market. Securities maturing in one year or less totaled $4.36 million. The liquidity ratio as of September 30, 1999 was 34.98% as compared to 39.34% for the prior period. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and due from, un-pledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio. As excess funds are diverted from Federal Funds to loans and investments, this ratio will decline to levels more consistent with prior periods.

                   Total shareholder equity at September 30, 1999 was $19.91 million as compared to $18.97 million for the same period 1998. This represents an increase of 4.96% over September 1998. Shareholder equity at year-end 1998 was $20.51 million. Shareholder equity was impacted by unrealized losses on securities in the amount of $929,214 at quarter end 1999, while unrealized gains at year-end were $626,500.

                  The Holding Company is required to maintain minimum amounts of Capital to Total Risk Weighted Assets, as defined by FFIEC guidelines. As of quarter end 1999, the Company maintained Tier 1 Capital of $18.89 million, Tier 2 Capital of $1.19 million and Total Risk Based Capital of $20.07 million. Net Risk Weighted Assets totaled $128.03 million. As of September 30, 1999, the Holding Company maintained 14.76% and 15.68% Tier 1 and Total Capital Ratios. The respective minimums are 5.50% and 6.00%. The Holding Company's Leverage Ratio at September 30, 1999 was 9.56% with a regulatory minimum of 3.00%.

                  Book Value per share of common stock for the 1999 interim period was $17.10 and for 1998 the book value per share was $17.78. Cash dividends paid through September 30, 1999 were $396,627. Total number of shares outstanding at September 30, 1999 was 1,164,029.

Year 2000 Issues

The Year 2000 issue is a significant business issue that relates to the fact that many computer programs use a two-digit code to recognize and store the years' date. These programs were written to assume that the century is 1900; subsequently, some programs will not recognize the date change that occurs with the new millennium. The Company recognizes Year 2000 planning and compliance as a major business and operations issue. The Board of Directors is informed on an ongoing basis of all steps taken to insure a smooth transition into the year 2000. Further, management has developed a plan and timeline to evaluate the risks and exposures that the Company faces on a technological and operational level. This plan is a five-part approach, which includes making all necessary parties aware of the situation, assessing all impacts, renovation of operating systems, validation of all changes for effectiveness, and implementation of the necessary policies and procedures to ensure compliance. A Year 2000 team composed of senior management and key operational officers has been in place for over one year. Among the tasks accomplished to date are the identification and cataloging of all software, hardware, maintenance contracts and third-party vendors. Each identified party has been contacted and a dialogue established to ensure the necessary compliance with regulatory time constraints. Testing of all hardware and software were completed by June 30, 1999. Additionally, operating and capital budgets incorporate anticipated expenditures necessary to ensure compliance. The Company expects to be in conformity with the FFEIC Y2K Statement and be fully compliant prior to December 31, 1999.
    The company estimates the cost of Y2K to be $262 thousand for the year ended December 31, 1998. As this process develops, costs of implementation are estimated to be $75 thousand for 1999 and 2000. Management has developed and tested a five-part plan to prepare for potential Year 2000 malfunctions. System testing has been performed in accordance with Federal Reserve Bank regulations and FFIEC guidelines. Management anticipates little or no disruption in the delivery of services. However, there can be no guarantee that no disruptions will occur as a result of Year 2000. Presently management does not expect that any problems currently anticipated will have a materially adverse impact on its business.


Forward-Looking Statements

In addition to the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of the Bank, and the Holding Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in economic conditions in the Company's (or Bank's) market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market, and competition. Any of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

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

         (15)     Letter:   Unaudited financial information               N/A

         (18)     Letter:  Change in accounting principals                N/A

         (19)     Report furnished to security holders                    N/A

                  Published report regarding matters submitted
                    to a vote of security holders                         N/A

         (23)     Consent of council                                      N/A

         (24)     Power of Attorney                                       N/A

         (27)     Financial Data Schedule                            Attached

         (99)     Additional Exhibits                                     N/A


          (b) The Company filed an 8K on August 25, 1999. This filing announced the implementation of a share repurchase program as of August 24, 1999. The filing referenced Item 5: Other Events and read as follows:

         On August 24, 1999, the Registrant announced that its Board of Directors approved on August 19, 1999, a share repurchase program for its common stock. The Board authorized the registrant to repurchase up to 15,000 shares of common stock from time to time based on, among other things, market price and share availability.

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


                                                Bay Banks of Virginia
                                                ---------------------
                                                    (Registrant)

         11/15/1999                           /s/  Austin L. Roberts, III
                                                -------------------------
                                                     President and
                                                     Chief Executive Officer



         11/15/1999                          /s/  Paul T. Sciacchitano
                                                ----------------------
                                                       Treasurer