Form 10-K
period 1999-12-31
BAY BANKS OF VIRGINIA INC
filed 2000-03-30
CIK 1034594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1999

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          COMMISSION FILE NUMBER      0-22955

                           BAY BANKS OF VIRGINIA, INC.
             (Exact name of registrant as specified in its charter)

     VIRGINIA                                      54-1838100
(State of Incorporation)               (I.R.S. Employer Identification no.)

     100 SOUTH MAIN STREET, KILMARNOCK, VIRGINIA               22482
      (Address of principal executive offices)               (Zip Code)

     Registrants telephone number...................................804.435.1171
     Securities registered under Section 12(b) of the Exchange Act.........NONE
     Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock ($5.00 Par Value)
                                (Title of Class)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  NO   .
                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter)is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock on March 23, 2000, was $41,368,967.

The number of shares outstanding of the registrant's common stock as of March 23, 2000: 1,165,323.


                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-K.

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2000 are incorporated by reference into
Part III of this Form 10-K.

                                    Form 10-K
                                TABLE OF CONTENTS

ITEM NUMBER                                                   PAGE NUMBER
-------------  ----------------------------------------------------------
                                     PART I
     1.        BUSINESS
               STATISTICAL INFORMATION

     2.        PROPERTIES

     3.        LEGAL PROCEEDINGS

     4.        SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS

                                     PART II
     5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

     6.        SELECTED FINANCIAL DATA

     7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK

     8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     9.        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III
    10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    11.        EXECUTIVE COMPENSATION

    12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT


    13.        CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS

                                     PART IV
    14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM  8-K


               SIGNATURES

PART 1
ITEM 1:  BUSINESS

Nature of Business. Bay Banks of Virginia, Inc. (the "Company") is a bank holding company that conducts substantially all of its operations through its subsidiary, Bank of Lancaster, (the "Bank"). Bay Banks of Virginia, Inc. was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997 in connection with the holding company reorganization of the Bank of Lancaster. The Bank is a state-chartered bank and a member of the Federal Reserve System. The Bank services individual and commercial customers, the majority of which are in the Northern Neck of Virginia. The Bank has two offices located in Kilmarnock, Virginia, one office in White Stone, Virginia, one office in Warsaw, Virginia, and one office in Montross, Virginia. A substantial amount of the Bank's deposits are interest bearing, and the majority of the Bank's loan portfolio is secured by real estate. Deposits of the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The subsidiary, Bank of Lancaster, opened for business in 1930 and has partnered with the community to ensure responsible growth and development since that time.

In August of 1999, Bay Banks of Virginia formed Bay Trust Company. This subsidiary of the Holding Company was created to purchase and manage the assets of the trust department of the Bank of Lancaster. This sale and transfer of assets was completed as of the close of business on December 31, 1999. As of January 1, 2000, the Bank of Lancaster no longer owns or manages the trust function, and thereby will no longer receive an income stream from the trust department.

The Bank offers a full range of banking and related financial services, including checking, savings, and other depository services, commercial and industrial loans, residential and commercial mortgages, home equity loans, and consumer installment loans. The Bank's Trust Department also offers a broad range of trust and related fiduciary services.

The counties composing the Bank's marketplace are situated on the Chesapeake Bay and its tributaries. Second and summer homes are prevalent as is the retirement community. Resorts and health care providers are the largest employers in the community. Agriculture, fishing, boat repair, general retail, financial, construction, and services directed toward the retirement community are other major economic sectors.

The Company had $199,772,678 in total assets and $177,701,967 in total deposits as of December 31, 1999. Net earnings for the year ended December 31, 1999, were $2,175,378. Loan demand was strong as balances increased to $131,961,821. The loan portfolio is composed of mainly residential first mortgages.

Lending Activities. The Company provides a wide range of real estate, consumer, and commercial lending services to the customers in its market area.

Real Estate Lending. The Company's real estate loan portfolio is the largest segment of the loan portfolio. Real estate mortgage loans in aggregate increased to $101,874,691 during 1999. This balance is 77.4% of the total loan portfolio. The Bank offers fixed and adjustable rate loans on one-to-four family residential properties. These mortgages are underwritten and documented within the guidelines of the Regulations of the Federal Reserve Board of Governors. The Bank underwrites mainly adjustable rate mortgages as the market place allows. Construction loans with a twelve-month term are also a major component of the Bank's portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, the loans are disbursed as construction progresses and verified by Bank inspection.

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

Consumer Lending. Consumer loans totaled $18,673,299 as of December 31, 1999. This is 14.2% of the total loan portfolio. In an effort to offer a full range of services, consumer lending includes automobile and boat financing, home improvement loans, and unsecured personal loans. These loans historically entail greater risk than residential real estate loans, but also offer a higher return for the Bank.

Commercial Lending. Commercial lending activities include small business loans, asset based loans, and other secured and unsecured loans and lines of credit. Commercial loan balances were $11,081,489 at year end and 8.4% of the total portfolio. Commercial lending also entails greater risk than residential mortgage lending, and therefore offers a greater yield. The borrower's ability to make repayment from cash flows of the business, as well as some form of business collateral is the basis for establishing such an account.

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

As of December 31, 1999, the Company and its subsidiaries had 79 full time equivalent employees.

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

Supervision and Regulation. Bank holding companies and banks are regulated under both federal and state law. The Company is subject to regulation by the Board of Governors of the Federal Reserve. Under the Bank Holding Company Act of 1956, the Federal Reserve exercises supervisory responsibility for any non- bank acquisition, merger or consolidation. In addition, the Bank Holding Company Act limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking. In addition, the Company is registered under the bank holding laws of Virginia, and as such is subject to regulation and supervision by the State Corporation Commission Bureau of Financial Institutions.

The Bank is supervised and regularly examined by the Federal Reserve Board and the State Corporation Commission. These on-site examinations verify compliance with regulations governing corporate practices, capitalization, and safety and soundness. Further, the Bank is subject to the requirements of the Community Reinvestment Act, (the "CRA"). The CRA requires financial institutions to meet the credit needs of the local community, including low to moderate-income needs. Compliance with the CRA is monitored through regular examination by the Federal Reserve.

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

As a bank holding company, Bay Banks of Virginia, Inc., is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also conduct examinations of Bay Banks of Virginia, Inc., and any or all of its subsidiaries.


      Financial Modernization Legislation. The Gramm-Leach-Bliley Act of 1999 ("GLBA") was signed into law on November 12, 1999. The main purpose of GLBA is to permit greater affiliations within the financial services industry, primarily banking, securities and insurance. While certain portions of GLBA became effective upon enactment and on March 11, 2000, many other provisions do not become effective until May 2001 and most of the regulations implementing the law have not yet been issued. As a result, the overall impact of GLBA on the Company cannot be predicted at this time. The provisions of GLBA that are believed to be of most significance to the Company are discussed below.

     GLBA repeals sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the BHCA, which limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA creates a new type of company, the "financial holding company." A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

    o securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

    o insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

     GLBA establishes a system of functional regulation under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the Securities and Exchange Commission ("SEC") will regulate their securities activities and state insurance regulators will regulate their insurance activities.

     With regard to Federal securities laws, GLBA removes the blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934, and sets out a number of limited activities, including trust and fiduciary activities, in which a bank may engage without being considered a broker, and a set of activities in which a bank may engage without being considered a dealer. The Investment Advisers Act of 1940 also will be amended to eliminate certain provisions exempting banks from the registration requirements of that statute, and the Investment Company Act of 1940 will be amended to provide the SEC with regulatory authority over various bank mutual fund activities.

 GLBA also provides new protections against the transfer and use by financial institutions of consumers nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The new privacy provisions will generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

     At this time, the Company is unable to predict the impact GLBA may have upon its or its subsidiaries' financial condition or results of operations. The Company is currently reviewing the new law and at this time has not elected to be treated as a financial holding company under GLBA.

                          Index of Statistical Tables

--------------------------------------------------------------------------------
Table         Description
--------------------------------------------------------------------------------

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

                                    Table I
                 Average Balances, Income & Expense, Yields, and Rates


                                                ------------------------------------------------------------------------------------
                                                                     1999                                   1998
                                                ------------------------------------------------------------------------------------
                                                                    Annual                                   Annual
                                                     Average        Income/      Yield/       Average        Income/     Yield/
(Thousands)                                          Balance        Expense       Rate       Balance (3)     Expense      Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Investments (Book Value):
------------------------
  Taxable Investments                                  $43,962       $2,747      6.25%        $35,265        $2,131       6.04%
  Tax-Exempt Investments (1)                           $18,210         $843      7.01%        $22,421        $1,045       7.06%
                                                ------------------------------------------------------------------------------------
Total Investments                                      $62,172       $3,589      6.47%        $57,686        $3,176       6.44%
Loans (2)                                             $120,004      $10,153      8.46%       $108,221        $9,591       8.86%
Interest-bearing Deposits                                   $8           $0      0.00%             $0            $0       0.00%
Fed Funds Sold                                          $3,955         $194      4.91%        $14,608          $796       5.45%
                                                ------------------------------------------------------------------------------------
Total Interest Earning Assets                         $186,139      $13,937      7.72%       $180,515       $13,564       7.81%
Allowance for Loan Losses                              ($1,143)                                 ($958)
Unrealized Gains & Losses on Investments               ($1,072)                                  $688
Total Non-Earning Assets                               $14,744                                $16,560
                                                ===============                         ==============
TOTAL ASSETS                                          $198,668                               $196,805

------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Deposits:
--------------------------
  Savings Deposits                                     $68,334       $2,880      4.22%        $67,981        $3,102       4.56%
  NOW Deposits                                         $26,188         $743      2.84%        $21,485          $663       3.08%
  CD's (greater than or equal to) $100,000             $11,169         $549      4.92%        $11,698          $616       5.27%
  CD's (less than) $100,000                            $39,422       $1,921      4.87%        $42,319        $2,321       5.48%
  Money Market Deposit Accounts                        $10,864         $336      3.09%        $11,205          $352       3.15%
                                                ------------------------------------------------------------------------------------
Total Interest-bearing Deposits                       $155,977       $6,430      4.12%       $154,688        $7,054       4.56%
Fed Funds Purchased                                     $1,004          $55      5.48%             $0            $0       0.00%
Securities Sold to Repurchase                           $1,181          $48      4.09%           $293           $11       3.82%
                                                ------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                    $157,680       $6,533      4.14%       $154,981        $7,065       4.56%
Non-Interest-Bearing Liabilities:
--------------------------------
  Demand Deposits                                      $20,117                                $18,680
  Other Liabilities                                       $846                                 $3,486
                                                ---------------                         --------------
TOTAL LIABILITIES                                     $178,643                               $177,147
SHAREHOLDER'S EQUITY                                   $20,024                                $19,658
                                                ===============                         ==============
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $198,668                               $196,805

------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income/Yield                                            $7,404      4.21%                       $6,499       3.90%
====================================================================================================================================

Notes:
(1)-Yield assumes a marginal federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.
(3)-Revised since 1998 10KSB-A

                 Average Balances, Income & Expense, Yields, and Rates

                                                            ---------------------------------
                                                                          1997
                                                            ---------------------------------
                                                                           Annual
                                                            Average        Income/    Yield/
(Thousands)                                                 Balance        Expense     Rate
---------------------------------------------------------------------------------------------
ASSETS:
Investments (Book Value):
-------------------------
  Taxable Investments                                         $28,565        $1,644     5.76%
  Tax-Exempt Investments (1)                                  $15,923          $741     7.05%
                                                            ---------------------------------
Total Investments                                             $44,488        $2,386     6.22%
Loans (2)                                                    $103,398        $9,391     9.08%
Interest-bearing Deposits                                          $0            $0     0.00%
Fed Funds Sold                                                 $8,047          $390     4.85%
                                                            ---------------------------------
Total Interest Earning Assets                                $155,932       $12,166     8.05%
Allowance for Loan Losses                                       ($940)
Unrealized Gains & Losses on Investments                         $170
Total Non-Earning Assets                                       $8,868
                                                            ==========
TOTAL ASSET                                                  $164,029

---------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Deposits:
--------------------------
  Savings Deposits                                             $68,943        $3,303     4.79%
  NOW Deposits                                                 $16,642          $493     2.96%
  CD's (greater than or equal to) $100,000                      $8,634          $403     4.67%
  CD's (less than) $100,000                                    $30,822        $1,705     5.53%
  Money Market Deposit Accounts                                 $9,120          $300     3.28%
                                                            ----------------------------------
Total Interest-bearing Deposits                               $134,161        $6,203     4.62%
Fed Funds Purchased                                                 $0            $0     0.00%
Securities Sold to Repurchase                                     $348           $22     6.24%
                                                            ----------------------------------
Total Interest-Bearing Liabilities                            $134,509        $6,225     4.63%
Non-Interest-Bearing Liabilities:
---------------------------------
  Demand Deposits                                              $11,696
  Other Liabilities                                               $434
                                                            -----------
TOTAL LIABILITIES                                             $146,639
SHAREHOLDER'S EQUITY                                           $17,738
                                                            ==========
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $164,377

----------------------------------------------------------------------------------------------
Net Interest Income/Yield                                                     $5,942     4.06%
==============================================================================================

Notes:
(1)-Yield assumes a marginal federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.
(3)-Revised since 1998 10KSB-A

                                   Table II
           Volume & Rate Analysis of Changes in Net Interest Income



                                         ------------------------------------------------------------------
(Thousands)                                         1999 vs 1998                      1998 vs 1997
                                         ------------------------------------------------------------------
                                           Change      Change                 Change      Change
                                           due to      due to      Total      due to      due to     Total
                                           Volume        Rate      Change     Volume       Rate      Change
                                         ------------------------------------------------------------------
Investments:
------------
  Taxable Investments                          $541       $74       $615        $402        $85       $487
  Tax-Exempt Investments                      ($194)      ($7)     ($202)       $303         $1       $304
                                         ------------------------------------------------------------------
Total Investments                              $346       $68       $413        $706        $85       $791
Loans                                          $963     ($401)      $562        $416      ($215)      $201
Interest-bearing Deposits                        $0        $0         $0          $0         $0         $0
Fed Funds Sold                                ($530)     ($72)     ($602)       $352        $54       $406
                                         ==================================================================
Total Interest Earning Assets                  $861     ($488)      $373      $1,497       ($99)    $1,397

Interest-bearing Deposits:
-------------------------
  Savings Deposits                              $16     ($238)     ($222)       ($46)     ($155)     ($200)
  NOW Deposits                                 $127      ($46)       $80        $149        $21       $169
  CD's (greater than or equal to) $100,000     ($27)     ($40)      ($67)       $157        $56       $213
  CD's (less than) $100,000                   ($152)    ($247)     ($399)       $630       ($14)      $616
  Money Market Deposit Accounts                ($11)      ($6)      ($17)        $65       ($12)       $53
                                         ------------------------------------------------------------------
Total Interest-bearing Deposits                 $59     ($684)     ($624)       $935       ($84)      $851
Fed Funds Purchased                             $55        $0        $55          $0         $0         $0
Securities Sold to Repurchase                   $36        $1        $37         ($3)       ($7)      ($11)
                                         ==================================================================
Total Interest-Bearing Liabilities             $126     ($658)     ($532)       $932       ($91)      $840

Change in Net Interest Income                  $736      $170       $905        $565        ($8)      $557


Notes:
------
Changes due to a combination of volume and rates are allocated proportionately to `Due to Volume' and `Due to Rates'.

                                   Table III
                    Investment Maturities & Average Yields
                                as of 12/31/99




                                                  -------------------------------------------------------------------------
                                                      One Year or
                                                        Less or No     One to Five   Five to Ten    Over Ten
(Thousands)                                              Maturity          Years        Years         Years         Total
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury & Agency Securities
  Book Value                                                $500         $6,643        $4,036            $0        $11,179
  Market Value                                              $498         $6,464        $3,860            $0        $10,823
  Weighted average yield                                    6.09%          5.73%         6.60%         0.00%          6.06%
---------------------------------------------------------------------------------------------------------------------------
States & Political Subdivisions Securities
  Book Value                                                $250         $6,221       $14,263          $924        $21,658
  Market Value                                              $251         $6,172       $13,700          $855        $20,978
  Weighted average yield                                    7.53%          6.79%         6.73%         6.44%          6.75%
---------------------------------------------------------------------------------------------------------------------------
Other Securities:
  Book Value                                                $491         $6,263       $11,755        $3,989        $22,498
  Market Value                                              $483         $6,067       $10,973        $3,847        $21,370
  Weighted average yield                                    4.47%          6.10%         6.16%         5.93%          6.07%
---------------------------------------------------------------------------------------------------------------------------
Total Securities:
  Book Value                                              $1,241        $19,127       $30,054        $4,913        $55,336
  Market Value                                            $1,233        $18,702       $28,533        $4,702        $53,170
  Weighted average yield                                    5.74%          6.20%         6.49%         6.03%          6.33%
---------------------------------------------------------------------------------------------------------------------------


Notes:
Yields on tax-exempt securities have been computed on a tax-equivalent basis using a 34% marginal rate.


                        Table IV
                     Types of Loans




                                                         -------------------------------------------------------------
(Thousands)                                                 12/31/99    12/31/98    12/31/97     12/31/96    12/31/95
----------------------------------------------------------------------------------------------------------------------
Commercial                                                   $11,081     $11,679      $9,649      $10,744     $10,113
----------------------------------------------------------------------------------------------------------------------
Real Estate - Construction                                    $5,438      $1,130      $2,385       $1,859        $970
----------------------------------------------------------------------------------------------------------------------
Real Estate - Mortgage                                       $95,912     $82,739     $76,541      $73,147     $68,254
----------------------------------------------------------------------------------------------------------------------
Installment and Other (includes Visa program)                $18,673     $18,697     $16,222      $15,769     $14,722
======================================================================================================================
Total                                                       $131,105    $114,245    $104,796     $101,519     $94,059


Notes:
Deferred loan costs & fees not included.
Allowance for loan losses not included.

                                    Table V
                   Loan Maturity Schedule of Selected Loans
                            as of December 31, 1999



                                                      ----------------------------------------------------------------------
                                                           One Year or Less       One to Five Years       Over Five Years
                                                      ----------------------------------------------------------------------
                                                          Fixed      Variable    Fixed        Variable     Fixed    Variable
(Thousands)                                               Rate          Rate     Rate           Rate        Rate       Rate
----------------------------------------------------------------------------------------------------------------------------
Commercial                                                 $3,600     $5,307      $1,958          $0       $141          $0
----------------------------------------------------------------------------------------------------------------------------
Real Estate - Construction                                 $5,438         $0          $0          $0         $0          $0
----------------------------------------------------------------------------------------------------------------------------
Real Estate - Mortgage                                       $909    $14,191     $11,815     $43,052    $25,686        $208
----------------------------------------------------------------------------------------------------------------------------
Installment and Other (includes Visa program)              $1,173     $9,219      $6,491          $0     $1,991          $0
============================================================================================================================
  Totals                                                  $11,120    $28,717     $20,264     $43,052    $27,819        $208


Notes:
Loans with immediate repricing are shown in the 'One Year or Less' category.

                             Table VI
                           Risk Elements



                                                                    -----------------------------------------------------------

 (Thousands)                                                            12/31/99   12/31/98    12/31/97    12/31/96    12/31/95
-------------------------------------------------------------------------------------------------------------------------------
Non-accrual Loans                                                            $0        $79        $126         $17         $77
-------------------------------------------------------------------------------------------------------------------------------
Restructured Loans                                                           $0         $0          $0          $0          $0
-------------------------------------------------------------------------------------------------------------------------------
Foreclosed Properties                                                      $925     $1,494      $1,379        $629      $1,128
--------------------------------------------------------------------===========================================================
  Total Non-performing Assets                                              $925     $1,572      $1,505        $646      $1,204
-------------------------------------------------------------------------------------------------------------------------------

Loans past due 90+ days as to principal or interest
payments & accruing interest                                               $793     $  232      $  594        $607      $   50
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
For non-accrual & restructured loans, Gross interest income
which would have been recorded under original loan terms
for the year ended                                                         $  2     $    4      $   17        $  1         n/a
-------------------------------------------------------------------------------------------------------------------------------
For non-accrual & restructured loans, Gross interest income
recorded for the year ended                                                $  2     $    4      $   17        $  1         n/a
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Potential problem loans as of 12/31/99 not reported above:                 $213     $  236      $   74        $106         $67
-------------------------------------------------------------------------------------------------------------------------------



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


                                   Table VII
s                     Summary of Allowance for Loan Losses



                                                            12/31/99       12/31/98      12/31/97      12/31/96       12/31/95
                                                       ========================================================================
Balance, beginning of period                                  $1,012           $861        $1,020          $925           $962

Loans charged off:
   Commercial & other                                         $    0          ($ 20)      ($   15)        ($  5)         ($  7)
   Real estate - construction                                 $    0           $  0        $    0          $  0           $  0
   Real estate - mortgage                                    ($   59)         ($ 30)      ($  228)        ($201)         ($ 10)
   Installment & Other (including Visa program)              ($  105)         ($ 27)      ($  125)        ($ 28)         ($ 89
                                                        -----------------------------------------------------------------------

Total loans charged off                                      ($  165)         ($ 77)      ($  368)        ($233)         ($106)

Recoveries of loans previously charged off:
   Commercial & other                                         $    0           $  6        $    0          $  8           $  1
    Real estate - construction                                $    0           $  0        $    0          $  0           $  0
    Real estate - mortgage                                    $    0           $  1        $    0          $  0           $  6
    Installment & Other (including Visa program)              $   15           $ 12        $    6          $ 15           $  4
                                                       ------------------------------------------------------------------------
 Total recoveries                                             $   15           $ 20        $    6          $ 23           $ 11


                                                       ------------------------------------------------------------------------
Net charge offs                                              ($  149)         ($ 57)      ($  362)        ($210)         ($ 95)

Provision for loan losses                                     $  335           $208        $  203          $305           $ 58

                                                       ========================================================================
Balance, end of period                                        $1,198         $1,012        $  861        $1,020           $925


Average loans outstanding during the period                 $120,004       $108,221      $103,398       $97,935        $90,046

Ratio of net charge-offs during the period to
average loans outstanding during the period                     0.12%          0.05%         0.35%         0.21%          0.11%


See Note 1 to Financial Statements, Loans receivable paragraph, for a description of the factors which influenced management's determination of the provision charged to operating expense.



                                   Table VIII
                   Allocation of the Allowance for Loan Losses




                                ----------------------------------------------------------------------------------------------------
(Thousands)                            12/31/99            12/31/98            12/31/97            12/31/96            12/31/95
                                ----------------------------------------------------------------------------------------------------
                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
====================================================================================================================================
Commercial                            $62      5.2%       $90      8.9%       $84      9.8%      $137     13.4%      $140     15.1%
------------------------------------------------------------------------------------------------------------------------------------
Real estate - construction            $23      1.9%        $5      0.5%        $9      1.0%        $6      0.6%        $3      0.3%
------------------------------------------------------------------------------------------------------------------------------------
Real estate - mortgage               $920     76.8%      $758     74.9%      $659     76.6%      $808     79.2%      $719     77.7%
------------------------------------------------------------------------------------------------------------------------------------
Installment & Other
(including Visa program)             $193     16.1%      $159     15.7%      $108     12.6%       $69      6.8%       $64      6.9%
====================================================================================================================================
Total                              $1,198    100.0%    $1,012    100.0%      $861    100.0%    $1,020    100.0%      $925    100.0%



                                    Table IX
                            Average Deposits & Rates



                                                ----------------------------------------------------------------------
                                                       1999                     1998                   1997
                                                ----------------------------------------------------------------------
                                                     Average      Yield/       Average    Yield/     Average    Yield/
(Thousands)                                          Balance       Rate        Balance     Rate      Balance     Rate
----------------------------------------------------------------------------------------------------------------------
Non-interest bearing Demand Deposits                  $20,117    0.00%        $18,680    0.00%       $11,696    0.00%
Interest bearing Deposits:
  NOW Accounts                                        $26,188    2.84%        $21,485    3.08%       $16,642    2.96%
  Regular Savings                                     $68,334    4.22%        $67,981    4.56%       $68,943    4.79%
  Money Market Deposit Accounts                       $10,864    3.09%        $11,205    3.15%        $9,120    3.28%
Time Deposits:
  CD's $100,000 or more                               $11,169    4.92%        $11,698    5.27%        $8,634    4.67%
  CD's less than $100,000                             $39,422    4.87%        $42,319    5.48%       $30,822    5.53%
Total Interest bearing Deposits                      $155,977    4.14%       $154,688    4.56%      $134,161    4.62%

----------------------------------------------------------------------------------------------------------------------
Total Average Deposits                               $176,094    3.65%       $173,368    4.07%      $145,857    4.25%


                                     Table X
             Maturity Schedule of Time Deposits of $100,000 or more



(Thousands)
                                                        12/31/99             12/31/98             12/31/97
------------------------------------------------------------------------------------------------------------
3 months or less                                           $4,155               $2,280               $4,700
3-6 months                                                 $6,296               $5,338               $1,978
6-12 months                                                $1,853               $2,775               $2,212
Over 12 months                                             $2,199               $2,159               $2,142
============================================================================================================
  Totals                                                  $14,503              $12,552              $11,032


                                   Table XI
                           Return on Equity & Assets



                                                             ----------------------------------------------------------------
                                                                             1999                  1998                 1997
                                                             ----------------------------------------------------------------
Net Income                                                             $2,175,378            $1,930,900           $1,959,832
Average Total Assets                                                 $198,668,000          $196,805,000         $161,831,000
-----------------------------------------------------------------------------------------------------------------------------
Return on Assets                                                              1.1%                  1.0%                 1.2%
-----------------------------------------------------------------------------------------------------------------------------
Average Equity                                                        $20,024,000           $19,658,000          $16,844,000
-----------------------------------------------------------------------------------------------------------------------------
Return on Equity                                                             10.9%                  9.8%                11.6%
-----------------------------------------------------------------------------------------------------------------------------


Dividends declared per share                                                $0.78                 $0.70                $0.63
Average Shares Outstanding                                              1,167,467             1,156,634            1,146,438
Average Diluted Shares Outstanding                                      1,187,295             1,176,462            1,162,677
Net Income per Share                                                        $1.86                 $1.67                $1.71
Net Income per Diluted Share                                                $1.83                 $1.64                $1.69
-----------------------------------------------------------------------------------------------------------------------------
Dividend Payout Ratio                                                       41.9%                 41.9%                36.9%
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Equity to Assets Ratio                                                      10.1%                 10.0%                10.4%
-----------------------------------------------------------------------------------------------------------------------------

                                    Table XII
                       Interest Rate Sensitivity Analysis
                                 as of 12/31/99



                                                          ------------------------------------------------------------------------

(Thousands)                                                  Within 3           3-12                       Over 5
                                                               months          Months        1-5 Years      Years          Total
                                                          ------------------------------------------------------------------------
Interest-Bearing Due From Banks                                    $100             $0            $0            $0           $100
Fed Funds Sold                                                       $0             $0            $0            $0             $0
Investments (Market Value)                                           $0         $1,233       $18,702       $33,236        $53,170
Loans                                                           $22,000        $12,656       $63,316       $33,133       $131,105
==================================================================================================================================
Total Earning Assets                                            $22,100        $13,889       $82,018       $66,368       $184,375

NOW Accounts                                                    $10,345             $0       $14,548            $0        $24,893
MMDA's                                                           $7,187             $0        $3,280            $0        $10,467
Savings                                                         $27,670             $0       $33,818            $0        $61,488
CD's (less than) $100,000                                       $11,187        $26,789        $7,487           $15        $45,478
CD's (greater than or equal to) $100,000                         $4,155         $8,149        $2,199            $0        $14,503
----------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                                  $60,544        $34,938       $61,332           $15       $156,829
Fed Funds Purchased                                                  $0             $0            $0            $0             $0
Securities Sold to Repurchase                                    $1,283             $0            $0            $0         $1,283
==================================================================================================================================
Total Interest Bearing Liabilities                              $61,827        $34,938       $61,332           $15       $158,113

Rate Sensitive Gap                                             ($39,727)      ($21,049)      $20,686       $66,354        $26,263

Cumulative Gap                                                 ($39,727)      ($60,777)     ($40,091)      $26,263


Note:  Visa Receivables are classified as `Within 3 Month' Loans.

ITEM 2: PROPERTIES

The Company owns no property, however its subsidiary, the Bank of Lancaster owns the following properties, free of any encumbrances:


Main Office                 Northside Branch            White Stone Branch
The Bank of Lancaster       Lancaster Square Center     Route 3
100 South Main Street       Kilmarnock, Virginia        White Stone, Virginia
Kilmarnock, Virginia

Operations Center           Montross Branch             Warsaw Branch
West Church Street          Route 3, Kings Highway      West Richmond Road
Kilmarnock, Virginia        Montross, Virginia          Warsaw, Virginia

Bay Trust Company
Main Street
Kilmarnock, Virginia

Through the normal course of business, the Bank maintains an inventory of foreclosed properties known as Other Real Estate Owned, or OREO. This inventory is held at fair value, therefore the Bank expects no losses on these properties. Balances in OREO as of December 31, 1999 were $925,044. Further information regarding Other Real Estate Owned can be found in Note 1 of the 1999 Annual Report to Shareholders and is hereby incorporated by reference.

Further information regarding property of the Company is incorporated herein by reference from Note 5 of the Company's 1999 Annual Report to Shareholders.

ITEM 3: LEGAL PROCEEDINGS

The Company is currently not involved in any material legal proceeding other than the ordinary & routine litigation incidental to its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.



PART II
ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has only one classification of Common Equity outstanding, that being Common Stock. No established public trading market currently exists for the Company's common stock. No brokerage firm regularly makes a market for the stock, and trades in the Company's stock occur infrequently on a local basis. Accordingly, the quotations set forth below do not necessarily reflect the price that would be paid in an active and liquid market. The Company from time to time, on an informal basis, attempts to match or pair persons who desire to buy and sell the Company's stock. As of December 31, 1999, there were 733 stockholders of record, 523 of which participate in the Company's Dividend Re-investment Plan. During 1999, the Company issued shares for the Dividend Re-investment Plan at 95% of market value at the date of acquisition. As of January 1, 2000, the Dividend Re-investment Plan will issue shares at 100% of market value at the date of acquisition.

        A limited number transfers have occurred since year-end in which the price per share was $35.50. Further market information is as follows:



                               COMMON EQUITY MARKET DATA

                         SALES PRICE                                                   SALES PRICE
 1999                 HIGH          LOW             DIVIDEND         1998          HIGH          LOW               DIVIDEND
QTR 1                $33.50       $32.50              0.19           QTR 1        $27.50        $26.50               0.17
QTR 2                $36.00       $33.00              0.19           QTR 2        $33.00        $27.50               0.17
QTR 3                $36.00       $33.00              0.19           QTR 3        $33.00        $31.50               0.17
QTR 4                $38.00       $33.00              0.21           QTR 4        $33.50        $31.50               0.19

At December 31, 1999, there were 1,165,323 shares of common stock outstanding held by 733 holders of record.

For further information regarding Common Equity, refer to Note 10 of the Annual Report to Shareholders, incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

                            Table XIII
                     Selected Financial Data


Years Ended December 31,                                   1999             1998          1997        1996        1995
=======================================================================================================================
                                                     (Thousands)
FINANCIAL CONDITION
Total Assets                                             $  199,773         200,271     169,006     159,333     156,167
Total Loans, net of allowance                               130,432         113,643     104,203     100,711      93,213
Total Deposits                                              177,702         178,269     149,605     142,110     140,289
Stockholders' Equity
  before FAS 115                                             21,135          19,882      18,421      16,833      15,250
  after FAS 115                                              19,706          20,508      18,692      16,785      15,467
Average Assets                                              198,668         196,805     161,831     156,834     150,971
Average Loans, net of allowance                             118,861         107,263     102,662      94,681      90,046
Average Deposits                                            176,094         173,368     144,257     140,755     136,430
Average Equity, after FAS 115                                20,024          19,658      16,844      15,771      14,252

RESULTS OF OPERATIONS
Interest Income                                          $   13,937          13,564      12,222      11,628      11,274
Interest Expense                                              6,533           7,065       6,225       6,105       6,540
Net Interest Income                                           7,404           6,499       5,997       5,523       4,734
Provision for Loan Losses                                       335             208         203         305          58
Net Interest Income after Provision                           7,069           6,290       5,794       5,218       4,676
Gain/(Loss) on Sales of Investments                              35             205           3          54          57
Noninterest Income                                            1,542           1,481       1,186       1,086         878
Noninterest Expense                                           5,712           5,488       4,375       3,985       3,727
Income before Taxes                                           2,933           2,488       2,608       2,374       1,885
Income Taxes                                                    758             557         648         542         361
Net Income                                                    2,175           1,931       1,960       1,832       1,524

RATIOS
Total Capital to Risk Weighted Assets                          15.5%           15.9%       17.1%       18.9%       19.3%
Tier 1 Capital to Risk Weighted Assets                         14.6%           15.1%       16.7%       17.8%       18.2%
Leverage Ratio                                                  9.7%            9.0%       10.7%       10.7%       10.5%
Return on Average Assets                                        1.1%            1.0%        1.2%        1.2%        1.0%
Return on Average Equity                                       10.9%            9.8%       10.5%       11.6%       10.7%
Loan Loss Reserve to Loans                                      0.9%            0.9%        0.8%        1.1%        1.0%
Dividends paid as a percent of Net Income                      41.8%           41.9%       36.9%       35.1%       38.1%
Average Equity as a percent of Average Assets                  10.1%           10.0%       10.4%       10.1%        9.4%

Average shares outstanding                                1,167,467       1,156,634   1,146,438   1,116,396   1,097,764
Average Diluted shares outstanding                        1,187,295       1,176,462   1,162,677   1,127,482   1,107,218

PER SHARE DATA
Basic Earnings per share (EPS)                           $     1.86            1.67        1.71        1.64        1.39*
Diluted Earnings per share (EPS)                               1.83            1.64        1.69        1.62        1.38*
Cash Dividends per share                                       0.78            0.70        0.63        0.58        0.53*
Book Value per share
  before FAS 115                                              18.14           17.07       16.01       14.86       13.77*
  after FAS 115                                               16.91           17.61       16.24       14.81       13.96*

GROWTH RATES
Year end Assets                                                -0.2%           18.5%        6.1%        2.0%        3.7%
Year end Loans                                                 14.8%            9.1%        3.5%        8.0%        6.4%
Year end Deposits                                              -0.3%           19.2%        5.3%        1.3%        2.4%
Year end Equity
  before FAS 115                                                6.3%            7.9%        9.4%       10.4%        8.6%
  after FAS 115                                                -3.9%            9.7%       11.4%        8.5%       16.3%
Average Assets                                                  0.9%           21.6%        3.2%        3.9%        2.6%
Average Loans, net of allowance                                10.8%            4.5%        8.4%        5.1%       10.0%
Average Deposits                                                1.6%           20.2%        2.5%        3.2%        2.3%
Average Equity                                                  1.9%           16.7%        6.8%       10.7%        8.8%
Net Income                                                     12.7%           -1.5%        7.0%       20.2%       10.6%
Cash Dividends declared                                        11.4%           11.1%        8.6%        9.4%        8.2%
Book Value
  before FAS 115                                                6.3%            6.6%        7.7%        7.9%        7.0%
  after FAS 115                                                -4.0%            8.4%        9.7%        6.1%       14.4%

-----------------------------------------------------------------------------------------------------------------------

* Note: Restated to reflect the effects of the 2-for-1 stock split of May, 1996.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to the 1999 Annual Report to Shareholders.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of the Company are incorporated herein by reference to the 1999 Annual Report to Shareholders. Certain other financial information is provided in the tables below.

Bay Banks of Virginia, Inc.
Parent Only Balance Sheet
December 31, 1999


ASSETS                                            1999              1998
                                             ------------------------------

Cash and due from banks                         $ 2,113,231     $ 2,470,587
Federal funds sold
Investments (incl unreal G/L)                           --              --
Loans                                                   --              --
Allowance for loan losses                               --              --
Premises and equipment                                  --              --
Other real estate owned                                 --              --
Other assets                                            --              --
---------------------------------------------------------------------------
Investment In Subsidiary Bank of Lancaster       17,322,106      18,000,008
Investment in Subsidiary Bay Trust Company          238,479              --
Investment In Subsidiary Chesapeake Holdings            701           3,327
Organizational Expenses                              32,254          41,049
Due From Subsidiary Chesapeake Holdings                              17,060
---------------------------------------------------------------------------
Total assets                                    $19,706,771     $20,532,031
---------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Total deposits                                  $        --     $        --
Fed Funds Purchased                                      --              --
Other liabilities                                       432          23,418
---------------------------------------------------------------------------
Total liabilities                               $       432     $    23,418
---------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock - $5 par value
  Authorized - 5,000,000 shares;
Outstanding-1,165,323 and 1,164,728             $ 5,826,617     $ 5,823,640
Additional paid-in capital                       12,332,403      12,126,121
Retained Earnings                                 2,976,243       1,932,352
Net unrealized G/L on AFS Securities             (1,428,924)        626,500
--------------------------------------------------------------------------------
Total shareholders' equity                       19,706,339      20,508,613
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity      $19,706,771     $20,532,031


Bay Banks of Virginia, Inc.
Parent Only Income Statement
December 31, 1999


                                               1999         1998          1997
                                               ----         ----          ----
INTEREST INCOME
Loans receivable (incl fees)              $     --     $      --     $      --
Securities                                      --            --            --
Federal funds sold                              --            --            --
--------------------------------------------------------------------------------
Total interest income                           --            --            --
--------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                        --            --            --
--------------------------------------------------------------------------------
Total interest expense                          --            --            --
--------------------------------------------------------------------------------
NET INTEREST INCOME                             --            --            --
Provision for loan losses                       --            --            --
--------------------------------------------------------------------------------
Net interest income after
   provision for loan losses                    --            --            --
--------------------------------------------------------------------------------
NONINTEREST INCOME
Income from fiduciary activities                --            --
Other service charges and fees                  --            --
Net securities gains                            --            --
Other income                                    --            --
Dividend Income from Subsidiary              850,000     1,352,000     1,371,000
Undistributed Earnings of BOL              1,377,522       607,601       588,835
Undistributed Earnings of Bay Trust           (1,521)         --
Undistributed Earnings of CHC                (19,686)      (16,773)
--------------------------------------------------------------------------------
Total noninterest income                  $2,206,315    $1,942,828    $1,959,835
--------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and employee benefits            $     --            --
Occupancy expense                               --            --
Deposit insurance premium                       --            --
Other expense                                 30,937        11,928             2
--------------------------------------------------------------------------------
Total noninterest expenses                    30,937        11,928             2
--------------------------------------------------------------------------------
Income before income taxes                 2,175,378     1,930,900     1,959,833
Income tax expense                              --            --            --
--------------------------------------------------------------------------------
NET INCOME                                $2,175,378     1,930,900    $1,959,833



Bay Banks of Virginia, Inc.
Parent Only
Statement of Cash Flows



----------------------------------------------------------------------------------------------------------------

For the year ended December 31,                                                    1999        1998        1997
================================================================================================================
(Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                       $2,175      $1,931      $1,290
Adjustments to reconcile Net Income to Net Cash Provided by
Operating Activities:
  Equity in undistributed (earnings) losses of subsidiaries                     ($1,356)      ($591)    ($1,290)
  Increase (decrease) in other assets                                            $1,421       ($170)
  Increase (decrease) in other liabilities                                                      $23
  Other                                                                                                    ($44)
----------------------------------------------------------------------------------------------------------------
Net Cash Provided (used) by Operating Activities                                 $2,240      $1,193        ($44)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries                          ($240)       ($20)
Sale or repayment of investments in and advances to subsidiaries
Other                                                                                                    $1,371
----------------------------------------------------------------------------------------------------------------
Net Cash Provided (used) by Investing Activities                                  ($240)       ($20)     $1,371
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from advances from subsidiaries                                            $17
Repayment of advances from subsidiaries                                            ($23)
Proceeds from issuance of common stock                                             $390        $434         $15
Payments to repurchase common stock                                               ($181)
Dividends paid                                                                    ($910)      ($810)      ($199)
Other                                                                           ($1,651)       $531
----------------------------------------------------------------------------------------------------------------
Net Cash Provided (used) by Financing Activities                                ($2,358)       $155       ($184)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in Cash & Cash Equivalents                                ($358)     $1,328      $1,143
Cash & Cash Equivalents at beginning of year                                     $2,471      $1,143          $0
================================================================================================================
Cash & Cash Equivalents at end of year                                           $2,113      $2,471      $1,143

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auitors in the last two fiscal years.

PART III
ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The only Non-Director Executive Officer of the Company is listed below. All other required information on the Executive Officers and Directors of the Company is detailed in the Definitive Proxy Statement and is incorporated herein by reference.

                         NON-DIRECTOR EXECUTIVE OFFICERS

                                         Term           Principal
Executive                Age  Position   Years          Occupation
-----------------------  ---  ---------  -----  ---------------------------
Paul T. Sciacchitano      49  Treasurer      6  E.V.P. of Bank of Lancaster
                                                and President of
                                                Bay Trust Company


ITEM 11:  EXECUTIVE COMPENSATION

Executive compensation is listed in the Definitive Proxy Statement to Shareholders and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Security ownership of certain beneficial owners and management is detailed in the Definitive Proxy Statement to Shareholders, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain relationships and related transactions are detailed in the Definitive Proxy Statement to Shareholders and are incorporated herein by reference.

PART IV
ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)1. Financial Statements included in Exhibit 13.0, 1999 Annual Report to Shareholders:
              Consolidated Balance Sheets - December 31, 1999 and 1998 Consolidated Statements of Income - Years ended 1999, 1998, and 1997 Consolidated Statements of Changes in Shareholders'
              Equity - Years ended December 31, 1999, 1998, and 1997 Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997


        (a)2. Financial Statement Schedules
              Schedule                                                          Location
              Average Balances, Income & Expense, Yields, and Rates          Part I, Item 1
              Volume & Rate Analysis of Changes in Net Interest Income       Part I, Item 1
              Investment Maturities & Average Yields                         Part I, Item 1
              Types of Loans                                                 Part I, Item 1
              Loan Maturity Schedule of Selected Loans                       Part I, Item 1
              Risk Elements                                                  Part I, Item 1
              Summary of Allowance for Loan Losses                           Part I, Item 1
              Average Deposits & Rates                                       Part I, Item 1
              Maturity Schedule of Time Deposits of $100,000 or more         Part I, Item 1
              Return on Equity & Assets                                      Part I, Item 1
              Interest Rate Sensitivity Analysis                             Part I, Item 1
              Common Equity Market Data                                      Part II, Item 5


            Selected Financial Data                            Part II, Item 6
            Non-Director Executive Officers                    Part III, Item 10


(a)3.  Exhibits:


   No.     Description
---------  -----------

   3.0 Articles of Incorporation and Bylaws of Bay Banks of Virginia, Inc. (Incorporated by reference to Appendix I to Exhibit A of previously filed Form 424B3, Commission File number 333-2259 dated March 23, 1997.)

  10.1 Incentive Stock option plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579 dated February 28,1997.)

  10.2     Non employee directors stock option plan.

  11.0 Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 in the 1999 Annual Report to Shareholders.)

  13.0     1999 Annual Report to Shareholders for the year ended December 31,
           1999.

  21.0     Subsidiaries of the Company are filed herewith.

  23.0     Consent of Auditors is filed herewith.

  27.0     Financial Data Schedule is filed herewith.


(b)     Reports filed on Form 8K. (not an Exhibit)

There was one filing on Form 8K during the fourth quarter of 1999.

Item 5.  Other Events

On December 17, 1999, the Registrant announced that its Board of Directors approved on November 30, 1999 a share repurchase program for its common stock. The Board of Directors approved the repurchase of up to 25,000 shares of common stock from time to time, based on, among other things, market price and availability.

No financial statements were filed with the report.

                                   SIGNATURES

In accordance with the requirements of Section 13 (or 15d) of the Exchange Act, of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2000.

                           Bay Banks of Virginia, Inc.



                           /s/ Austin L. Roberts, III
                         -----------------------------
                           Austin L. Roberts, III,
                           President and Chief Executive Officer


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated on the 30th day of March 2000.



                         /s/ Ammon G. Dunton, Jr.
                         ------------------------
                         Ammon G. Dunton, Jr.
                         Chairman, Board of Directors

                         /s/ Austin L. Roberts, III
                         --------------------------
                         Austin L. Roberts, III
                         President and CEO

                         /s/ Weston F. Conley, Jr.
                         -------------------------
                         Weston F. Conley, Jr.
                         Director


                         /s/ William A. Creager
                         ----------------------
                         William A. Creager
                         Director

                         /s/ Thomas A. Gosse
                         -------------------
                         Thomas A. Gosse
                         Director

                         /s/ W. Bruce Sanders
                         --------------------
                         W. Bruce Sanders
                         Director


                         /s/ Paul T. Sciacchitano
                         ------------------------
                         Paul T. Sciacchitano
                         Treasurer

Supplemental Information
The company's Definitive Proxy Statement will be sent to security holders subsequent to the filing of this Form 10-K.