Form 10-Q
period 2000-03-31
BAY BANKS OF VIRGINIA INC
filed 2000-05-19
CIK 1034594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

              [_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    COMMISSION FILE NUMBER..........0-22955


                          BAY BANKS OF VIRGINIA, INC.

          (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)



             VIRGINIA                                     54-1838100
     (STATE OF INCORPORATION)                          (IRS EMP. ID NO.)

                  100 SOUTH MAIN STREET, KILMARNOCK, VA 22482
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)
                                  (ZIP CODE)

                                 (804)435-1171
              (REGISTRANTS TELEPHONE NUMBER INCLUDING AREA CODE)


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during of
   1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
       such filing requirements for the past 90 days   X  yes   _____no
                                                     -----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,164,463 shares of common stock at March 31, 2000.

                                   FORM 10-Q

                 For the interim period ending March 31, 2000.

                                     INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

         CONSOLIDATED STATEMENTS OF EARNINGS FOR THE
         THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY MARCH 31, 2000 (UNAUDITED) DECEMBER 31, 1999 AND 1998

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PARENT ONLY BALANCE SHEETS AS OF
         MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

         PARENT ONLY STATEMENTS OF EARNINGS FOR THE
         THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

         PARENT ONLY STATEMENTS OF CASH FLOWS
         YEAR TO DATE MARCH 2000 AND 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Bay Banks of Virginia, Inc.
Consolidated Balance Sheets
ITEM 1 FINANCIAL STATEMENTS
The accompanying notes are an integral part of these financial statements

                                             March 31, 2000   December 31, 1999
ASSETS

Cash and due from banks                             3234805             5360621
Federal funds sold                                   398631                   0
Investments Available for Sale                     54300453            53169880
Gross Loans                                       138824951           131961820
Allowance for loan losses                          (1230522)           (1197843)
Net Loans after Allowance for Loan Losses         137594429           130763977
Premises and equipment                              5004198             4953723
Accrued interest receivable                         1488943             1598605
Other real estate owned                              538515              592702
Other assets                                        3529708             3333169

Total Assets                                      206089683           199772677

LIABILITIES
Demand deposits                                    19884954            20888591
Savings and NOW deposits                           96708258            96848391
Other time deposits                                61593983            59964985
       Total deposits                             178187195           177701967

Fed Funds Purchased                                 4100000                   0
Securities Sold for Repurchase                      2861885             1283324
Other liabilities                                   1178119             1081526

Total liabilities                                 186327199           180066816

SHAREHOLDERS' EQUITY
Common stock - $5 par value; Authorized -
 5,000,000 shares
  Outstanding - 1,164,463 and 1,165,323             5822317             5826617
Additional paid-in capital                          3779895             3735576
Retained Earnings                                  11693147            11572592
Accumulated other comprehensive income/(loss)      (1532876)           (1428923)

Total shareholders' equity                         19762483            19705861

Total liabilities and shareholders' equity        206089683           199772677

Bay Banks of Virginia
Consolidated Statements of Earnings
The accompanying notes are an integral part of these financial statements
(Unaudited)

                                                     Quarter Ended  March 31,
                                                           2000              1999
INTEREST INCOME
Loans receivable                                           2839343           2480109
Securities                                                  810663            865734
Federal funds sold                                           16915            107605
      Total interest income                                 366921           3453448

INTEREST EXPENSE
Deposits                                                   1777905           1620191
Securities Sold to Repurchase                                20027                 0
Federal funds purchased                                       9450                 0
      Total interest expense                               1807382           1620191

Net Interest Income                                        1859539           1833257

Provision for loan losses                                    70000             70000

Net interest income after provision for loan losses        1789539           1763257

NONINTEREST INCOME
Income from fiduciary activities                            160500            122334
Service charges on deposit accounts                          83306             82760
Other service charges and fees                               73892             58140
Net securities gains                                          (950)                0
Other income                                                22,998                 0
      Total non-interest income                             339746            263234

NONINTEREST EXPENSES
Salaries and employee benefits                              799669            710524
Occupancy expense                                           169362            207644
Other expense                                               544709            440455
      Total non-interest expenses                          1514219           1358623

Income before income taxes                                  615066            667868

Income tax expense                                          172500            164000

Net Income after income taxes                               442566            503868

Earnings per share                                            0.38              0.43

Average shares outstanding                                 1163120           1166670

Bay Banks of Virginia, Inc.
The accompanying notes are an integral part of these financial statements (Unaudited)

                                                            Quarter Ended March 31,
                                                                 2000                 1999
Quarter ended:

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         442566                503868
Adjustments to reconcile Net Income to Cash:
       Depreciation                                                135508                 70121
       Provision for Loan Losses                                    70000                 70000
       Net (Gain) / Loss on Sale of Securities                       (950)                    0
       (Increase) / Decrease in Accrued Interest Receivable        109662                 85608
       Increase / (Decrease) in Accrued Interest Payable            18187               (122317)
       (Increase) / Decrease in Other Assets                      (196539)              (768710)
       Increase / (Decrease) in Other Liabilities                 5724699                288252

Net Cash Provided / (Used) by Operating Activities                6303133                126822

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of AFS Securities                               (2134440)             (7380822)
       Proceeds from sales of AFS Securities                       498750                     0
       Proceeds from maturities of AFS Securities                  332828               3196118
       (Increase) Decrease in Loans outstanding                  (6830452)              1255643
       (Increase) Decrease in Federal Funds Sold                  (398631)              6787706
       Purchases of Premises and Equipment                         (50475)               (70121)
       (Increase) Decrease in Other Real Estate Owned               54186                148218

Net Cash Provided / (Used) in Investing Activities               (8528234)              3936742

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (Decrease) in Demand, Savings, & NOW deposits    (1143770)              (273525)
       Increase (Decrease) in Time Deposits                       1628998              (2203516)
       Proceeds from issuance of Common Stock                       98530                 95426
       Repurchase of Common Stock                                  (58511)                    0
       Dividends paid                                             (244005)              (225000)
       Other                                                      (181957)                    0

Net Cash Provided (Used) in Financing Activities                    99285              (2606615)

Net Increase (Decrease) in Cash & Due from Banks                 (2125816)              1456949

Cash & Due From Banks at Beginning of quarter                     5360621               5268229
Cash & Due From Banks at End of quarter                           3234806               6725178

BAY BANKS OF VIRGINIA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Quarter Ended March 31, 2000 and Year to Date December 31, 1999, 1998 The accompanying notes are an integral part of these financial statements

                                                                                                Accumulated
                                         Additional                               Other         Total
                                          Common             Paid-in           Retained         Comprehensive        Shareholders'
                                            Stock            Capital           Earnings         Income (Loss)            Equity
                                       ---------------   ---------------    ----------------    ---------------     ---------------
 Balance at December 31, 1997                  5754130           3164510             9502341             271137            18692118
                                       ---------------   ---------------    ----------------    ---------------     ---------------
      Comprehensive income:
      Net income                                     -                 -             1930900                  -             1930900
      Net changes in unrealized
      appreciation on available-for-
      sale securities, net of taxes
      of $176,746                                    -                 -                   -             355363              355363
                                       ---------------   ---------------    ----------------    ---------------     ---------------
           Total comprehensive income                -                 -             1930900             355363             2286263
      Cash dividends paid -
      $0.70 per share                                -                 -             (809825)                 -             (809825)
      Sale of common stock--
      Dividend reinvestment plan                 59420            280124                   -                  -              339544
      Stock options exercised                    10090             84660              (94710)                 -                  40
                                       ---------------   ---------------    ----------------    ---------------     ---------------

      Balance at December 31, 1998             5823640           3529294            10528706             626500            20508140
                                       ---------------   ---------------    ----------------    ---------------     ---------------

      Comprehensive income:
      Net income                                     -                 -             2175378                  -             2175378
      Net changes in unrealized
      appreciation on available-for-
      sale securities, net of taxes
      of $1,058,856                                  -                 -                   -           (2055424)           (2055424)
                                       ---------------   ---------------    ----------------    ---------------     ---------------
        Total comprehensive
          income (loss)                                                              2175378           (2055424)             119954
      Cash dividends paid -
      $0.78 per share                                                                (910279)                               (910279)
      Stock repurchase                          (58385)          (122510)            (214349)                               (395244)
      Sale of common stock--
      Dividend reinvestment plan                 56152            310127                                                     366279
      Stock options exercised                     5210             18665               (6864)                 -               17011
                                       ---------------   ---------------    ----------------    ---------------     ---------------

     Balance at December 31, 1999      $       5826617   $       3735576    $       11572592    $      (1428924)    $      19705861
                                       ---------------   ---------------    ----------------    ----------------    ---------------

      Comprehensive income:
      Net income                                     -                 -              442566            (103952)             338614
      Net changes in unrealized
      appreciation on available-for-
      sale securities, net of taxes
      of $103952                                     -                 -                   -                  -                   -
                                       ---------------   ---------------    ----------------    ---------------     ---------------
        Total comprehensive
          income (loss)                                                               442566            (103952)             338614
      Cash dividends paid -
      $0.78 per share                                                                (244005)                               (244005)
      Stock repurchase                          (18980)           (39531)             (78006)                               (136516)
      Sale of common stock--
      Dividend reinvestment plan                 13180             80400                                                      93580
      Stock options exercised                     1500              3450                   -                  -                4950
                                       ---------------   ---------------    ----------------    ---------------     ---------------

     Balance at March 31, 2000         $       5822317   $       3779895    $       11693147    $      (1532876)    $      19762483
                                       ---------------   ---------------    ----------------    ---------------     ---------------

Bay Banks of Virginia, Inc.
Parent Only Balance Sheets
The accompanying notes are an integral part of these financial statements

                                                                              Mar 31, 2000              Dec 31, 1999
                                                                               (Unaudited)
ASSETS
Cash and due from banks                                                            1534698                   2113231
Due from Subsidiaries                                                               192956
Federal funds sold                                                                                                 -
Investments (at market value)                                                                                      -
Loans                                                                                                              -
Allowance for loan losses                                                                                          -
Premises and equipment                                                                                             -
Other real estate owned                                                                                            -
Other assets                                                                                                       -
Investment In Subsidiary Bank of Lancaster                                        18201662                  18751030
Investment in Subsidiary Bay Trust Company                                         1497824                    238479
Investment In Subsidiary Chesapeake Holdings                                           701                       701
Organizational Expenses                                                              30054                     32254

Total Assets                                                                      21457895                  21135695

LIABILITIES
Total deposits                                                                           -                         -
Fed Funds Purchased                                                                      -                         -
Other liabilities                                                                   175035                       432

Total Liabilities                                                                   175035                       432

SHAREHOLDERS' EQUITY
Common stock - $5 par value;  Authorized - 5,000,000 shares
Outstanding - 1,164,463 and 1,165,323                                              5822317                   5826617
Additional paid-in capital                                                        12376721                  12332403
Retained Earnings                                                                  3083822                   2976243

Total Shareholders' Equity                                                        21282860                  21135263

Total Liabilities and Shareholders' Equity                                        21457895                  21135695

Bay Banks of Virginia, Inc.
Parent Only Statements of Earnings
The accompanying notes are an integral part of these financial statements

                                                                  Quarter Ended March 31,
                                                                           2000                1999
INTEREST INCOME
Loans receivable                                                             -                   -
Securities                                                                   -                   -
Federal funds sold                                                           -                   -
       Total interest income                                                 -                   -

INTEREST EXPENSE
Deposits                                                                     -                   -
       Total interest expense                                                -                   -

NET INTEREST INCOME                                                          -                   -

Provision for loan losses                                                    -                   -

Net interest income after provision                                          -                   -

NONINTEREST INCOME
Income from fiduciary activities                                                                 -
Other service charges and fees                                                                   -
Net securities gains                                                                             -
Other income                                                                                     -
Dividend Income from Subsidiary                                         225000              850000
Undistributed Earnings of Bank of Lancaster                             211729             1377522
Undistributed Earnings of Bay Trust                                       (655)              (1521)
Undistributed Earnings of Chesapeake Holdings                                -              (19686)
       Total non-interest income                                        436074             2206315

NONINTEREST EXPENSES
Salaries and employee benefits                                               -                   -
Occupancy expense                                                            -                   -
Deposit insurance premium                                                    -                   -
Other expense                                                             5388               30937
       Total non-interest expenses                                        5388               30937

Income before income taxes                                              430685             2175378

Income tax expense                                                           -                   -

NET INCOME                                                              430685             2175378

Bay Banks of Virginia, Inc.
Parent Only Statements of Cash Flows
The accompanying notes are an integral part of these financial statements
                                                                                             Quarter Ended March 31,
                                                                                                 2000                1999
                                                                                              (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                        430686             502968
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
  Equity in undistributed (earnings) losses of subsidiaries                                      (211074)           (278868)
  (Increase) / Decrease in other assets                                                           (86805)           (251711)
  Increase / (Decrease) in other liabilities                                                      174602              (0.06)
  Other
Net Cash Provided (used) by Operating Activities                                                  307409             (27611)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries                                         (500000)                 0
Sale or repayment of investments in and advances to subsidiaries
Other
Net Cash Provided (used) by Investing Activities                                                 (500000)                 0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from subsidiaries                                                               0                  0
Repayment of advances from subsidiaries                                                                0                  0
Proceeds from issuance of common stock                                                             98530             107644
Payments to repurchase common stock                                                               (58511)                 0
Dividends paid                                                                                   (244005)           (221488)
Other                                                                                            (181957)            251761
Net Cash Provided (used) by Financing Activities                                                 (385943)            137916

Net increase (decrease) in Cash & Cash Equivalents                                               (578534)            110305

Cash & Cash Equivalents at beginning of quarter                                                  2113231            2470587

Cash & Cash Equivalents at end of quarter                                                        1534697            2580893

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is intended to assist in understanding and the results of operations and the financial condition of Bay Banks of Virginia, Incorporated, "the Company," a two bank holding company. This discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto.

EARNINGS SUMMATION

          For the three months ended March 2000 net income was $443 thousand as compared to $504 thousand for the comparable period in 1999, for a decrease of 12.10%. Earnings per average share through the first quarter were $.38 as compared to $.43 in 1999, which represents a decrease of 11.61%. Return on average equity was 9.70% for 2000 and 10.49% for 1999 for a decrease of 7.53%. Return on average assets was .88% and 1.01% respectively for a decrease of 12.87%. Net interest income for the first quarter of 2000 was $1.86 million and for the same period in 1999 the total was $1.83 million. This is an increase of 1.68% over 1999. Average interest earning assets totaled $191.79 million for the quarter ended March 31, 2000 and $183.84 million for the comparable period in 1999. Interest-bearing liabilities totaled $161.30 million at March 31,2000 and $158.65 million at March 31, 1999, for an increase of 1.67%. The annualized yield on average earning assets was 7.76% at quarter end 2000 and 7.68% at quarter end 1999. The annualized yield (cost) on interest bearing deposits was 4.49% at first quarter end 2000 as compared to 4.09% at quarter end 1999. Earning assets as a percentage of total average assets at quarter end 2000 was 94.49% and for 1999, was 92.13%. Average total assets as of March 31, 2000 equaled $203.03 million and for the comparable period in 1999 was $199.54 million.

          Yields on interest earning assets improved mainly due to increases in volume during the interim period. For the periods of March 31, 2000 as compared to March 31, 1999, taxable investment yields improved to 6.25% from 6.01%. Tax exempt investments declined to 7.42% from 7.81% on a fully tax equivalent basis, and total investment yield fell to 6.52% from 6.53%. In the first quarter 2000, gross loans on average volumes yielded 8.30% as compared to 8.52% in the same quarter 1999. Yield on total average earning assets at quarter end 2000 was 7.76% as compared to 7.68% for quarter end 1999.

          Yield on average interest bearing deposits comparing March 31, 2000 to March 31, 1999 was as follows: Savings yields were 4.49% as compared to 4.06%; NOW account yields were 2.89% as compared to 2.77%; money market accounts 3.35% as compared 2.92%; and certificate of deposit yields were 5.31% as compared to 4.97%. The resulting yields on total deposits at first quarter end 2000 were 4.47% as compared to 4.08% for the same period in 1999.

          Current interest rate trends have resulted in a narrowing spread in net interest margins within the Bank of Lancaster, ("the Bank.") At March 31, 2000 the Bank had interest earning assets that mature in 3 months or less totaling $18.24 million, for 3-12 months the total was $16.94 million, for 1-5 years $95.43 million, and over 5 years the total was $64.12. In comparison, interest bearing liabilities that mature in 3 months or less totaled $91.34 million, 3-12 months the total was $25.63 million, for 1-5 years the total was $48.28 million, and over 5 years the total was $15 thousand. The resulting short-term liability sensitivity has resulted in deposit rates increasing more rapidly than loan rates. Subsequently, the gross interest spread between interest earning assets and interest-bearing liabilities continues to narrow. Management is currently reviewing loan and deposit products to develop offerings that will be less subject to interest rate risk.

LIQUIDITY

          Bay Banks maintains adequate short-term assets to meet the company's liquidity needs as anticipated by management. Federal Funds Sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. At March 31, 2000 Federal Funds Sold totaled $399 thousand and securities maturing in one year or less totaled $1.86 million, for a total pool of $2.26 million. The liquidity ratio as of March 31, 2000 was 32.31% as compared to 39.34% for the prior period. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and cash equivalents, un-pledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio. As excess funds are diverted from Federal Funds to loans and investments, this ratio will decline to levels more consistent with prior periods.

          Steady loan demand and nominal deposit growth have resulted in the utilization of Federal Home Loan Bank lines during the first quarter of 2000. The Bank has a total available line with the Federal Home Loan Bank of $15.8 million. As of March 31, 2000, $8.5 million was borrowed against that line. As of quarter end, the Bank maintained additional available credit of $23.3 million.

CAPITAL RESOURCES

     Total shareholder's equity at March 31, 2000 was $19.76 million as compared to $19.71 million at year-end 1999. This represents an increase of 0.29% over year-end 1999. Shareholder's equity at year-end 1999 was $20.51 million. Shareholder equity was impacted by unrealized losses on securities in the amount of $1,532,876 at quarter end 2000.

          While these unrealized losses at year-end were $1,428,923. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or losses on the balance sheet and statement of changes in shareholder's equity, therefore, total accumulated comprehensive losses were $1.53 million as of March 31, 2000, as compared to $1.43 million at year-end 1999. Shareholder's equity before unrealized losses was $21.26 million at quarter-end 2000 and at year-end 1999 shareholder equity was $21.13 million. This represents an increase of $161 thousand or 0.8% during the three month period.

          The Company began a share repurchase program during August of 1999 and has continued the program into 2000. The company has implemented a share repurchase not to exceed 40,000 shares. The Company has repurchased 15,473 shares since inception, for a reduction in common stock of $77,365, a reduction in paid in capital of $162,041, and a reduction in retained earnings of $292,355. The average number of shares repurchased on a monthly basis since inception was 1,934 shares. During 2000, management does not expect the program to greatly exceed this level of monthly shares repurchased.

          The Company is subject to minimum regulatory capital ratios as defined by FFIEC guidelines. As of quarter end 2000, the Company maintained Tier 1 capital of $17.87 million, net risk weighted assets of $136.40 million, and Tier 2 capital of $1.23 million. Tier 1 capital to risk weighted assets were 13.10% and the total capital ratio was 14.00%. The tier 1 leverage ratio was 8.88%. These ratios continue to be well in excess of regulatory minimums. Tier 1 capital to risk weighted assets minimum ratio is 6.00%, the total capital to risk weighted asset minimum ratio is 10.00%, and the minimum Tier 1 leverage ratio is 5.00%.

          Book Value per average share of common stock for the 2000 interim period was $16.99 and for year-end 1999 the book value per average share was $16.91. Book value per average share of common stock before accumulated comprehensive income was $18.31 as of March 31, 2000 and $18.14 at year-end 1999. Cash dividends paid through March 31, 2000 were $244,005. Total number of shares outstanding at March 31, 2000 was 1,164,463 as compared to 1,165,323 at year-end 1999. Average shares outstanding at March 31, 2000 were 1,163,120 and 1,166,670 at year-end 1999.

FINANCIAL CONDITION

          Total assets at first quarter end of 2000 were $206.09 million as compared to $199.77 million at December 30, 1999. This represents an increase of 3.17% during the three-month period.

          Cash and cash equivalents totaled $3.2 million at quarter-end 2000 as compared to $5.4 million at year-end 1999. Federal Funds sold were $398 thousand at quarter-end 2000 as compared to none sold at year-end 1999. The Bank has aggressively managed cash on a continuing basis, and has reduced "Year 2000 Contingency Cash" down to historical levels.

          Total loans at quarter end increased to $138.83 million as compared to $131.96 million for at year-end, resulting in an increase of 5.20% through the three months ended March 31, 2000. Real estate mortgage loans increased $6.57 million to $102.49 for an increase of 6.8%. Real estate construction loans increased $75 thousand to $5.51 million or 1.4%. During the first quarter of 2000, commercial loans decreased $773 thousand to $10.31 million or 7.00% and installment loans increased $803 thousand to $19.48 million or 4.30%. Real estate lending continues to be the main area of growth in the loan portfolio. Current local market conditions are favorable for a continued trend through 2000. The Bank of Lancaster currently maintains $8.1 million in first mortgage construction loans committed and not yet fully funded. In addition, home equity lines committed and not yet fully funded total $5.6 million at March 31,2000.

          At March 31, 2000, charged off loans totaled $38,092. For the comparable period in 1999 total loans charged off were $41,744. The Company maintained $539 thousand on other real estate owned, "OREO," as of March 31, 2000. As of year-end 1999, the balance was $593 thousand. The Company is aggressively marketing all properties on OREO, and further, management expects no loss on any of these properties. All properties maintained on other real estate owned are carried at the lesser of book or market value.

     Increases in the provision for loan losses amounted to $70,000 through the first three months, and the allowance for loan losses as of March 31 was $1,230,522. The allowance for loan losses, as a percentage of average total loans through the first quarter of 2000 was .91%.

     As of March 31, 2000, there were no loans on non-accrual status. Loans on non-accrual status as of March 31, 1999 were $51,123. Loans still accruing interest but delinquent for 90 days or more were $485,879 at quarter end 2000 as compared to $487,056 for quarter end 1999.

          The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted on all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of March 31, 2000, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

          As of March 31, 2000, investment securities totaled $56.45 million at book value. This compares with December 1999 book value of $55.33 million. This represents an increase of 2.02% of the total portfolio during the three months ended March 31, 2000. U.S. Treasury securities were $1.54 million, US Government Agencies were $9.14 million, state and municipal securities were $22.98 million, mortgage backed securities were $4.23 million, and other securities were $18.57 million. The investment portfolio is maintained entirely at market value under Financial Accounting Standard 115 rules, "FAS-115." FAS-115 requires that the Company classify its' investment portfolio in any combination of held for trading, held to maturity, or available for sale. Investments classified as held for trading must recognize gains or losses at market value in the current period statement of earnings. Investments held for trading are considered short-term investments and are not intended to be held to call or maturity. Investments classified as held to maturity require no recognition of change in market value, however, the investments must be held to call or maturity, and therefore cannot be sold prior to such time. Investments that are held as available for sale are valued each accounting period. This valuation is known as marking to market the investment portfolio. The market value adjustment is then applied to the individual investment types, and the tax-effected adjustment is applied to shareholder's equity. This tax-effected adjustment to shareholder's equity is also classified as comprehensive income on the statement of changes in shareholder's equity. Management has elected to mark the entire investment portfolio to market. The resulting adjustment to book value as of March 31, 2000 was an unrealized loss of $2.18 million. These losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the bonds are sold. Management does not anticipate the realization of losses on investments during 2000.

          As of March 31, 2000, total deposits were $178.19 million as compared to $177.70 at year- end 1999. This represents a net increase of $485 thousand or 0.29% for the three months ended March 31, 2000. For the period of March 31, 2000 to year-end 1999, non Interest-bearing demand deposits decreased 4.8% to $19.88 million, and savings and NOW accounts decreased .14% to $96.71 million. Other time deposits increased 27.2% to $61.59 million.

RESULTS OF OPERATIONS

NON INTEREST INCOME

          Non-interest income through the first quarter of 2000 totaled $339,746 as compared to $263,234 for 1999 for an increase of 30.49%. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other income, and gains on the sale of securities. Of these categories, income from fiduciary activities and service charges on deposit accounts contribute the majority. Through the three months ended March 31, 2000, income from fiduciary activities was $160,500 and service charges on deposit accounts amounted to $83,306. Other service charges and fees were $73,892 through the first three months of 2000. For 1999, these totals were $122,334, $82,760, and $58,140 respectively.

          As of January 1, 2000, the trust and fiduciary activities of the Company and the Bank are being conducted through a newly organized subsidiary, Bay Trust Company of Virginia, Incorporated, "Bay Trust Company." Bay Trust Company acquired the assets of the former trust department of the Bank of Lancaster, and Bay Trust Company formally began operations on January 1, 2000. The restructuring of Bay Trust into a separate holding company, organized as a state member bank, is expected to result in an expanded market area and expanded services within the market area. Over time, management expects the income from fiduciary activities to improve at a rate greater than historically realized. Organizational costs for Bay Trust Company were partially recognized during 1999. Non-interest expenses related to the subsidiary are expected to increase during 2000 as Bay Trust will renovate and occupy office space in Kilmarnock, Virginia. In addition, Bay Trust Company is expected to hire additional staff throughout 2000.

          Management continues to explore methods of improving fee based services to its' customers. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee based services provided to bank customers are among the areas under regular review.

NON INTEREST EXPENSE

          Non interest expenses totaled $1.51 million through the first quarter of 2000 as compared to $1.36 million for comparable period in 1999, resulting in an increase of 11.45%. Non interest expenses include salaries and benefits, occupancy expense, and other operating expense. Of these categories, salaries and benefits are the major expense. Through the three months ended March 31, 2000, salary and benefit expense was $799,699, occupancy was $169,362, and other operating was $544,709. For 1999, the totals were $710,524, $207,644 and $440,455 respectively. For 2000 as compared to 1999, salary and benefits expense increased 12.6%, occupancy expense decreased 18.4%, and other operating increased 23.7%.

          Management continues to review and analyze non-interest expenses for greater efficiency. During the first quarter of 2000, non-interest expenses were impacted by the formation of Bay Trust Company, as mentioned above. Further, during the twelve months from March 1999 to March 2000, the Bank of Lancaster committed significant resources to employee training, continuing computer systems upgrades, facilities renovation and management, and management and consulting services. These expenses are expected to return to historical levels as 2000 continues.

FORWARD LOOKING STATEMENT

          In addition to the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of the Bank, and the Company's actual results could differ significantly from those discussed in the forward looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in economic conditions in the Company's or Bank's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Banks' market area, and competition. Any of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Bay Banks of Virginia, Inc.
Net Interest Income Analysis

(Fully taxable equivalent basis)           Quarter ended March 31, 2000     Annualized         Quarter ended March 31,  Annualized
                                                                                               2000                      Yield/Rate
(in thousands)                             Average Balance  Income/Expense   Yield/Rate        Average    Income/
                                                                                               Balance    Expense
INTEREST EARNING ASSETS:
Investments (Book Value):
  Taxable Investments                                42821          669        6.25%                  43108       648        6.01%
  Tax-Exempt Investments                             12815          157        7.42%                  17175       221        7.81%
Total Investments                                    55636          826        6.52%                  60283       869        6.53%

Gross Loans                                         134772         2796        8.30%                 114528      2438        8.52%
Interest-bearing Deposits                              100            0           0%                      0         0           0%
Fed Funds Sold                                        1278           17        5.29%                   9028       108        4.77%
  TOTAL INTEREST EARNING ASSETS                     191786         3635        7.76%                 183840      3415        7.68%


INTEREST-BEARING LIABILITIES:
Deposits:
  Savings Deposits                                   60634          681        4.49%                  69733       708        4.06%
  NOW Deposits                                       25550          182        2.89%                  24688       171        2.77%
  CD's more than = $100,000                          14341          213        5.95%                  12107       161        5.30%
  CD's less than $100,000                            47967          614        5.12%                  40847       497        4.87%
  Money Market Deposit Accounts                      10607           89        3.35%                  10871        79        2.92%
Total Deposits                                      159098         1780        4.47%                 158247      1616        4.08%

Fed Funds Purchased                                    298            9        5.45%                      0         0           0%
Securities Sold to Repurchase                         1906           20        4.20%                    400         6        5.96%
  TOTAL INTEREST-BEARING LIABILITIES                161302         1809        4.49%                 158647      1622        4.09%

Net Interest Income/Yield                                          1826        3.98%                             1793        4.15%

Bay Banks of Virginia, Inc
Interest Sensitivity Analysis
as of March 31, 2000


(in thousands)                            Within 3 months  3-12 Months      1-5 Years    Over 5      Total
                                                                                         Years
INTEREST EARNING ASSETS:
Interest-Bearing Due From Banks                        100            0           0            0        100
Fed Funds Sold                                         399            0           0            0        399
Investments (Book Value)                               643         1634       26626        27550      56454
Loans                                                17098        15302       68809        36569     137778
  TOTAL EARNING ASSETS                               18240        16936       95435        64120     194731

INTEREST-BEARING LIABILITIES:
NOW Accounts                                          8457            0       17169            0      25626
MMDA's                                                7183            0        3700            0      10883
Savings                                              41537            0       18662            0      60199
CD's more than  $100,000                             20841        18543        6991           15      46389
CD's less than = $100,000                             6360         7091        1754            0      15205
  Total Deposits                                     84378        25634       48275           15     158302
Fed Funds Purchased                                   4100            0           0            0       4100
Securities Sold to Repurchase                         2862            0           0            0       2862
  TOTAL INTEREST-BEARING LIABILITIES                 91340        25634       48275           15     165264

Rate Sensitive Gap                                  -73100        -8698       47160        64105      29467

Cumulative Gap                                      -73100       -81798      -34638        29467          0

Bay Banks of Virginia, Inc.

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrants 1999 Annual Report to Shareholders.


PART II.

ITEM 1.          LEGAL PROCEEDINGS

None to report.

ITEM 2.          CHANGES IN SECURITIES

None to report

ITEM 3.          DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.          OTHER INFORMATION

None to report.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index
( 3)     (i)(ii)Articles of Incorporation and Bylaws.            N/A
( 4)     (i)Rights of Holders.                                   N/A
(10)     (ii)(A)Material Contracts.                              N/A
(11)     Statement: Computation of Earnings per Share            N/A
(15)     Letter: Unaudited financial information                 N/A
(18)     Letter:  Change in accounting principals                N/A
(19)     Report furnished to security holders                    N/A
         Published report regarding matters submitted
         to a vote of security holders                           N/A
(23)     Consent of council                                      N/A
(24)     Power of Attorney                                       N/A
(27)     Financial Data Schedule                                 Attached
(99)     Additional Exhibits                                     N/A
(b)      Report on Form 8

No filings were made on Form 8-K for the period.

SIGNATURES

BAY BANKS OF VIRGINIA


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Bay Banks of Virginia, Inc.
                              ---------------------------
                                (Registrant)

5/18/2000                     /s/ Austin L. Roberts, III
                              --------------------------
                              President and
                              Chief Executive Officer


5/18/2000                     /s/ Richard C. Abbott
                              ---------------------
                              Assistant Treasurer