Form 10-Q
period 2000-06-30
BAY BANKS OF VIRGINIA INC
filed 2000-08-14
CIK 1034594

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  X   yes ____ no
                                  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,158,562 shares of common stock at June 30, 2000.

                                   FORM 10-Q

                 For the interim period ending June 30, 2000.

                                     INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

         CONSOLIDATED STATEMENTS OF EARNINGS FOR THE
         SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY JUNE 30, 2000 (UNAUDITED), DECEMBER 31, 1999 AND 1998

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PARENT ONLY BALANCE SHEETS AS OF
         JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

         PARENT ONLY STATEMENTS OF EARNINGS FOR THE
         SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED) AND 1999

         PARENT ONLY STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 2000 AND 1999 (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         FINANCIAL HIGHLIGHTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999 (UNAUDITED)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Consolidated Balance Sheets
(Unaudited)                                                      June 30, 2000          Dec 31, 1999
ASSETS
Cash and due from banks                                              6,927,471             5,360,621
Federal funds sold                                                   1,803,163                     0
Investments Available for Sale                                      52,432,641            53,169,880
Gross Loans                                                        144,471,130           131,961,820
Allowance for loan losses                                           (1,256,329)           (1,197,843)
Premises and equipment                                               5,532,011             4,953,723
Accrued interest receivable                                          1,692,576             1,598,605
Other real estate owned                                                480,115               592,702
Other assets                                                         3,523,170             3,333,168

Total assets                                                       215,605,948           199,772,677

LIABILITIES
Demand deposits                                                     21,221,170            20,888,591
Savings and NOW deposits                                            96,389,565            96,848,391
Other time deposits                                                 59,722,535            59,964,985
Total deposits                                                     177,333,270           177,701,967

Fed Funds Purchased                                                          0                     0
Securities Sold for Repurchase                                       2,718,691             1,283,324
Other Short Term Borrowings                                         14,700,000
Other liabilities                                                    1,106,390             1,081,526

Total liabilities                                                  195,858,351           180,066,816

SHAREHOLDERS' EQUITY
Common stock - $5 par value;
  Authorized - 5,000,000 shares                                      5,792,808             5,826,617
Additional paid-in capital                                           3,769,659             3,735,576
Retained Earnings                                                   11,698,553            11,572,592
Accumulated other comprehensive income/(loss)                       (1,513,423)           (1,428,924)

Total shareholders' equity                                          19,747,597            19,705,861

Total liabilities and shareholders' equity                         215,605,948           199,772,677

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Consolidated Statements of Earnings
(Unaudited)
                                         Qtr Ended         Qtr Ended       Year-to-date      Year-to-date
                                       Jun 30, 2000      Jun 30, 1999      Jun 30, 2000      Jun 30, 1999
INTEREST INCOME
Loans receivable (incl fees)              3,042,440         2,473,030         5,881,783         4,909,615
Securities                                  781,690           943,422         1,592,353         1,809,156
Federal funds sold                           22,646            54,557            35,815           162,162
Total interest income                     3,846,776         3,471,009         7,509,951         6,880,933

INTEREST EXPENSE
Deposits                                  1,852,919         1,589,433         3,630,824         3,209,624
Federal funds purchased                      41,686                 0            51,136                 0
Securities Sold to Repurchase                32,380                 0            52,407                 0
Other Short Term Borrowings                 100,871                 0           100,871                 0
Total interest expense                    2,027,856         1,589,433         3,835,238         3,209,624

Net Interest Income                       1,818,920         1,881,576         3,674,713         3,671,309

Provision for loan losses                    60,000           130,000           130,000           200,000

Net interest income after provision       1,758,920         1,751,576         3,544,713         3,471,309

NONINTEREST INCOME
Income from fiduciary activities            158,042           136,512           322,288           258,846
Service charges on deposit accounts          92,962            92,947           176,268           175,707
Other service charges and fees              118,598           139,280           192,490           197,420
Net securities gains                         -3,450                 0            -4,400                 0
Other income                                 89,509            78,571           112,507           122,095
Total noninterest income                    455,661           447,310           799,153           754,068

NONINTEREST EXPENSES
Salaries and employee benefits              829,734           733,474         1,629,403         1,443,998
Occupancy expense                           175,731            83,804           345,572           153,633
Other expense                               631,218           679,455         1,174,831         1,257,725
Total noninterest expenses                1,636,683         1,496,733         3,149,806         2,855,356

Net Income before income taxes              577,898           702,153         1,194,060         1,370,021

Income tax expense                          161,500           174,000           334,000           338,000

Net Income after income taxes               416,398           528,153           860,060         1,032,021


Average shares outstanding                1,158,437         1,169,070         1,160,875         1,167,870
Earnings per share                             0.36              0.45              0.74              0.88

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Six months ended:                                            June 30, 2000      June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         860,060          1,032,021
Adjustments to reconcile Net Income to Cash:
Depreciation                                                       204,374            220,656
Provision for Loan Losses                                          130,000            200,000
Net (Gain) / Loss on Sale of Securities                             (4,400)                 0
(Increase) / Decrease in Accrued Interest Receivable               (93,971)          (154,417)
Increase / (Decrease) in Accrued Interest Payable                   19,866            (30,619)
Increase / (Decrease) in Short Term Borrowings                  16,135,367            678,772
(Increase) / Decrease in Other Assets                             (566,970)        (1,801,274)
Increase / (Decrease) in Other Liabilities                          24,864         (1,051,463)

Net Cash Provided / (Used) by Operating Activities              16,709,190           (906,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of AFS Securities                                     (2,134,440)        (9,855,822)
Proceeds from sales of AFS Securities                            2,115,300                  0
Principal returns & maturities of AFS Securities                 1,038,471          4,587,395
(Increase) / Decrease in Loans outstanding                     (12,509,309)        (3,480,503)
(Increase) / Decrease in Fed Funds Sold                         (1,803,163)         9,445,405
Purchases of Premises and Equipment                               (754,694)           138,509
(Increase) / Decrease in Other Real Estate Owned                   112,587            544,300

Net Cash Provided / (Used) in Investing Activities             (13,935,248)         1,379,284

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits          (126,247)         4,211,154
Increase / (Decrease) in Time Deposits                            (242,450)        (4,395,443)
Proceeds from issuance of Common Stock                             189,735             33,433
Repurchase of Common Stock                                        (189,756)                 0
Dividends paid                                                    (487,238)          (446,000)
Other                                                             (351,136)                 0

Net Cash Provided / (Used) in Financing Activities              (1,207,092)          (596,856)

Net Increase / (Decrease) in Cash & Due from Banks               1,566,850           (123,896)

Cash & Due From Banks on 12/31/99                                5,360,621          5,268,229
Cash & Due From Banks on 6/30/00                                 6,927,471          5,144,333

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Consolidated Statement of Changes
in Shareholders' Equity
(Unaudited)

                                                                                              Accumulated
                                                                             Other               Other
                                         Common           Paid-in          Retained          Comprehensive          Total
                                          Stock           Capital          Earnings          Income/(Loss)         Equity
 Balance on 12/31/97                       5,754,130        3,164,510          9,502,341              271,137       18,692,118

 Comprehensive Income:
 Net Income                                                                    1,930,900                             1,930,900
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $176,746                                                                                  355,363          355,363
                                          ----------       ----------         ----------           ----------       ----------
 Total Comprehensive Income                        -                -          1,930,900              355,363        2,286,263

 Dividends paid ($0.70/share)                                                   (809,825)                             (809,825)
 Sale of common stock:
   Dividends Reinvested                       59,420          280,124                  -                    -          339,544
   Stock Options exercised                    10,090           84,660            (94,710)                    -              40
                                          ----------       ----------         ----------           ----------       ----------
 Balance on 12/31/98                       5,823,640        3,529,294         10,528,706              626,500       20,508,140

 Comprehensive Income:
 Net Income                                                                    2,175,378                             2,175,378
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $1,058,856                                                                             (2,055,424)      (2,055,424)
                                          ----------       ----------         ----------           ----------       ----------
 Total Comprehensive Income                        -                -          2,175,378           (2,055,424)         119,954

 Dividends paid ($0.78/share)                                                   (910,279)                             (910,279)
 Stock repurchases                           (58,385)        (122,510)          (214,349)                             (395,244)
 Sale of common stock:
   Dividends Reinvested                       56,152          310,127                  -                    -          366,279
   Stock Options exercised                     5,210           18,665             (6,864)                   -           17,011
                                          ----------       ----------         ----------           ----------       ----------
 Balance on 12/31/99                       5,826,617        3,735,576         11,572,592           (1,428,924)      19,705,861

 Comprehensive Income:
 Net Income                                                                      860,060                               860,060
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $43,529                                                                                   (84,499)         (84,499)
                                          ----------       ----------         ----------           ----------       ----------
 Total Comprehensive Income                        -                -            860,060              (84,499)         775,561

 Dividends paid ($0.39/share)                                                   (487,238)                             (487,238)
 Stock repurchases                           (61,245)        (128,216)          (246,861)                             (436,322)
 Sale of common stock:
   Dividends Reinvested                       25,936          158,849                  -                    -          184,785
   Stock Options exercised                     1,500            3,450                                       -            4,950
                                          ----------       ----------         ----------           ----------       ----------
 Balance on 6/30/00                        5,792,808        3,769,659         11,698,553           (1,513,423)      19,747,597

Notes to Consolidated Financial Statements

Bay Banks of Virginia, Inc. owns 100% of the Bank of Lancaster, `the Bank,' and 100% of Bay Trust Company of Virginia, Inc, `the Trust Company.' The consolidated financial statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia.

The accounting and reporting policies of the registrant conform to generally accepted accounting principals and to the general practices within the banking industry. This interim statement has not been audited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant's 1999 Annual Report to Shareholders.

Bay Banks of Virginia, Inc.
Parent Only Balance Sheets
The accompanying notes are an integral part of these financial statements
 (Unaudited)

                                                                  Jun 30, 2000      Dec 31, 1999
ASSETS
Cash and due from banks                                                510,618         2,113,231
Due from Subsidiaries                                                        -                 -
Federal funds sold                                                           -                 -
Investments (incl unreal G/L)                                                -                 -
Loans                                                                        -                 -
Allowance for loan losses                                                    -                 -
Premises and equipment                                                  41,189                 -
Other real estate owned                                                      -                 -
Other assets                                                           369,991                 -
Investment In Subsidiary Bank of Lancaster                          18,366,368        18,751,030
Investment in Subsidiary Bay Trust Company                           1,921,314           238,479
Investment In Subsidiary Chesapeake Holdings                               701               701
Organizational Expenses                                                 27,855            32,254

Total assets                                                        21,238,036        21,135,695

LIABILITIES
Total deposits                                                               -                 -
Fed Funds Purchased                                                          -                 -
Other liabilities                                                        1,397               432

Total liabilities                                                        1,397               432

SHAREHOLDERS' EQUITY
Common stock - $5 par value;  Authorized - 5,000,000 shares
Outstanding - 1,158,562 and 1,165,323                                5,792,808         5,826,617
Additional paid-in capital                                          12,366,485        12,332,403
Retained Earnings                                                    3,077,346         2,976,243

Total shareholders' equity                                          21,236,639        21,135,263

Total liabilities and shareholders' equity                          21,238,036        21,135,695

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Parent Only Statements of Earnings
(Unaudited)

                                                               Qtr ended     Qtr ended      Year-to-date      Year-to-date
                                                                 6/30/00       6/30/99           6/30/00           6/30/99
INTEREST INCOME
Loans receivable (incl fees)                                          -             -               -                 -
Securities                                                            -             -               -                 -
Federal funds sold                                                    -             -               -                 -
Total interest income                                                 -             -               -                 -

INTEREST EXPENSE
Deposits                                                              -             -               -                 -
Total interest expense                                                -             -               -                 -

NET INTEREST INCOME                                                   -             -               -                 -

Provision for loan losses                                             -             -               -                 -

Net interest income after provision                                   -             -               -                 -

NONINTEREST INCOME
Income from fiduciary activities                                      -             -               -                 -
Other service charges and fees                                        -             -               -                 -
Net securities gains                                                  -             -               -                 -
Other income                                                        44,392          -             44,392              -
Dividend Income from Subsidiary                                    230,000       200,000         455,000           425,000
Undistributed Earnings of Bank of Lancaster                        163,609       338,128         376,435           616,996
Undistributed Earnings of Bay Trust                                 23,489          -             22,834              -
Undistributed Earnings of Chesapeake Hldgs                            -             -               -                  (50)
Total noninterest income                                           461,490       538,128         898,661         1,041,946

NONINTEREST EXPENSES
Salaries and employee benefits                                        -             -               -                 -
Occupancy expense                                                     -             -               -                 -
Deposit insurance premium                                             -             -               -                 -
Other expense                                                       56,973           850          62,361            10,268
Total noninterest expenses                                          56,973           850          62,361            10,268

Income before income taxes                                         404,517       537,278         836,300         1,031,678

Income tax expense                                                    -             -               -                 -

NET INCOME                                                         404,517       537,278         836,300         1,031,678

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Parent Only Statements of Cash Flows
(Unaudited)

                                                                                            Year-to-date        Year-to-date
                                                                                           June 30, 2000       June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                       836,300           1,031,678
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
  Equity in undistributed (earnings) losses of subsidiaries                                     (398,173)           (616,946)
  (Increase) / Decrease in other assets                                                         (322,283)            733,284
  Increase / (Decrease) in other liabilities                                                         964                (409)
  Other                                                                                                -                   -
Net Cash Provided (used) by Operating Activities                                                 116,808           1,147,607

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries                                        (900,000)                  -
Sale or repayment of investments in and advances to subsidiaries                                       -                   -
Other                                                                                                  -                   -
Net Cash Provided (used) by Investing Activities                                                (900,000)                  -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from subsidiaries                                                               -                   -
Repayment of advances from subsidiaries                                                                -                   -
Proceeds from issuance of common stock                                                           189,735             200,134
Payments to repurchase common stock                                                             (189,462)                  -
Dividends paid                                                                                  (487,239)           (447,040)
Other                                                                                           (332,455)           (728,942)
Net Cash Provided (used) by Financing Activities                                                (819,421)           (975,848)

Net increase (decrease) in Cash & Cash Equivalents                                            (1,602,613)            171,759

Cash & Cash Equivalents on December 31, 1999                                                   2,113,231           2,470,587

Cash & Cash Equivalents on June 30, 2000                                                         510,618           2,642,346

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Incorporated, "the Company," a two bank holding company. This discussion should be read in conjunction with the following Financial Highlights Table, the above consolidated financial statements and the notes thereto.

Bay Banks of Virginia, Inc.
Financial Highlights
The accompanying notes are an integral part of these financial statements
 (Unaudited)

Six months ended                                                6/30/00        6/30/99      Change
  (Dollars in thousands)
FINANCIAL CONDITION
Average Assets                                                  207,303        199,240       4.05%
Average Interest-earning Assets                                 194,672        183,970       5.82%
Average Earning Assets to Total Average Assets                     93.9%          92.3%      1.70%
Period-end Interest-bearing Liabilities                         173,531        156,199      11.10%
Average Interest-bearing Liabilities                            165,053        157,848       4.56%
Average Equity, after FAS 115                                    19,739         19,718       0.10%
Tier 1 Capital                                                   19,473         18,713       4.06%
Net Risk-weighted Assets                                        144,568        124,915      15.73%
Tier 2 Capital                                                    1,256          1,146       9.62%

RESULTS OF OPERATIONS
Net Interest Income before Provision                              3,675          3,671       0.09%
Net Income                                                          860          1,032     -16.67%
Annualized Yield on Average Interest-earning Assets                7.95%          7.76%      2.45%
Annualized Yield on Average Interest-bearing Liabilities           4.65%          4.07%     14.25%
Annualized Net Yield on Average Interest-earning Assets            4.02%          4.27%     -5.85%
Annualized Net Interest Rate Spread                                3.30%          3.69%    -10.57%

RATIOS
Total Capital to Risk-weighted Assets (10% min)                    14.3%          15.9%     -9.82%
Tier 1 Capital to Risk-weighted Assets (6% min)                    13.5%          15.0%    -10.09%
Leverage Ratio (5% min)                                             9.5%           9.5%     -0.16%
Annualized Return on Average Assets                                 0.8%           1.0%    -19.91%
Annualized Return on Average Equity                                 8.7%          10.5%    -16.75%

Period-end shares outstanding                                 1,158,562      1,169,945      -0.97%
Average shares outstanding                                    1,160,875      1,167,870      -0.60%

PER SHARE DATA
Basic Earnings per average share (EPS) (six months)                0.74           0.88     -16.16%
Cash Dividends per average share (six months)                      0.42           0.38      10.52%
Book Value per share
  before FAS 115                                                  18.35          17.66       3.89%
  after FAS 115                                                   17.04          17.04       0.02%

EARNINGS SUMMATION

         For the six months ended June 30, 2000, net income was $860,060 as compared to $1,032,021 for the comparable period in 1999, a decrease of 16.67%. Earnings per average share for the first six months of 2000 were $.74 as compared to $.88 for the first six months of 1999, a decrease of 16.16%. Return on average equity was 8.7% for the first six months of 2000 as compared to 10.5% for the first six months of 1999, a decrease of 16.75%. Return on average assets was 0.8% for the first six months of 2000 as compared to 1.0% for the first six months of 1999, a decrease of 19.91%. Net interest income for the first six months of 2000 was $3,674,713 as compared to $3,671,309 for the first six months of 1999, an increase of 0.09%. Average interest-earning assets totaled $194.7 million for the first six months of 2000 as compared to $184.0 million for the comparable period of 1999, an increase of 5.82%. Average interest-bearing liabilities totaled $165.1 million for the first six months of 2000 as compared to $157.8 million for the comparable period of 1999, an increase of 4.56%. The annualized yield on average interest-earning assets for the first six months of 2000 was 7.95% as compared to 7.76% for the comparable period of 1999, an increase of 2.45%. The annualized yield (cost) on interest-bearing liabilities for the first six months of 2000 was 4.65% as compared to 4.07% for the comparable period of 1999, an increase of 14.25%. Average interest-earning assets as a percent of total average assets was 93.9% for the first six months of 2000 as compared to 92.3% for the comparable period of 1999, an increase of 1.7%. Average total assets for the first six months of 2000 was $207.3 million as compared to $199.2 million for the first six months of 1999, growth of 4.05%.

         For the six months ended June 30, 2000, yields on interest-earning assets have improved mainly due to increases in volume. Interest-earning assets are comprised mainly of the loan portfolio at $144.5 million, then the investment portfolio at $52.4 million, and then federal funds sold at $1.8 million. For the six month periods ended June 30, 2000, compared to June 30, 1999, on a fully tax equivalent basis, taxable investment yields improved from 6.25% to 6.28%, tax-exempt investment yields declined from 7.53% to 7.42%, and total investment yields declined from 6.60% to 6.55%. In the first six months of 2000, gross loans on average volumes yielded 8.53% as compared to 8.54% for the comparable period of 1999. Yield on total average earning assets improved from 7.76% to 7.95% for the first six months of 2000 compared to the first six months of 1999.

         Yields on average interest-bearing deposits comparing the months of June, 2000, to June, 1999, were as follows. Savings yields were 4.96% compared to 4.06%, NOW accounts were 2.99% compared to 2.77%, money market demand accounts were 3.69% compared 2.92%, and certificates of deposit were 5.66% compared to 4.97%. The resulting total yields on deposits in June, 2000, were 4.22% compared to 4.08% in June, 1999.

         Rising current interest rate trends have resulted in a narrowing spread in net interest margins within the Bank. As of June 30, 2000, the Bank had interest-earning assets that mature within 3 months totaling $17.2 million, in 3-12 months totaling $29.7 million, in 1-5 years totaling $92.7 million, and over 5 years totaling $66.9 million. In comparison, interest-bearing liabilities maturing within 3 months totaled $74.1 million, in 3-12 months totaled $51.9 million, in 1-5 years totaled $47.5 million, and over 5 years totaled nil. The resulting short-term liability sensitivity has resulted in deposit rates increasing more rapidly than loan rates. Management is currently reviewing loan and deposit products to develop offerings that will be less subject to interest rate risk.

 LIQUIDITY

         Bay Banks maintains adequate short-term assets to meet the company's liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2000, federal funds sold totaled $1.8 million and securities maturing in one year or less totaled $2.9 million, for a total pool of $4.7 million. The liquidity ratio as of June 30, 2000 was 29.77% as compared to 30.40% as of December 31, 1999. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

         Steady loan demand and nominal deposit growth have resulted in the utilization of Federal Home Loan Bank lines during the first quarter of 2000. The Bank has a total available line with the Federal Home Loan Bank of $20.0 million. As of June 30, 2000, $14.7 million was borrowed against that line. In addition, the Bank maintained additional available credit of $11.1 million.

         In the short term, The Bank will continue to be liability-sensitive. Simply stated, deposit rates are increasing faster than loan rates. This trend is evidenced by the following analysis. For the six months ended June 30, 2000, compared to the six months ended June 30, 1999, the annualized yield paid on interest-bearing liabilities is greater by 14.25%, but the annualized yield on average earning assets is greater by only 2.45%. Although, comparing those same periods, average interest-earning assets are greater by 5.82%, and average interest-bearing liabilities are greater by 4.56%, net interest income before provision for loan losses is greater by only 0.09%.

         Another factor causing the liability sensitivity is the Bank's recent draws on its Federal Home Loan Bank (FHLB) line of credit. This can be seen in Other Short Term Borrowings. This source of funds demands a higher rate than traditional deposits. Traditional average interest-bearing deposits have grown only 1.1% for the six months ended June 30, 2000, compared to the same period in 1999.

CAPITAL RESOURCES

         From December 31, 1999, to June 30, 2000, total shareholder's equity has grown by 0.22%. It is impacted by unrealized losses on securities in the amount of $1,513,422 as of June 30, 2000. These unrealized losses at year-end were $1,428,923. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholder's equity. Shareholder's equity before unrealized losses was $21.3 million on June 30, 2000, and $21.1 million on December 31, 1999. This represents an increase of $126 thousand or 0.6% during the six-month period.

         Book value per average share for the first six months of 2000, compared to the same period in 1999, remained the same at $17.04. Book value per average share before accumulated comprehensive income for the first six months of 2000, compared to the same period in 1999, grew from $17.66 to $18.35, an increase of 3.89%. Cash dividends paid for the six months ended June 30, 2000, were $487 thousand, or $0.42 per average share, compared to $444 thousand, or $0.38 per average share, for the comparable period ended June 30, 1999, an increase of 10.52%. Total shares outstanding on June 30, 2000, were 1,158,562, compared to 1,169,945 on June 30, 1999. Average shares outstanding for the six months ended June 30, 2000 were 1,160,875, compared to 1,167,870 for the comparable period ended June 30, 1999.

         The Company began a share repurchase program in August of 1999 and has continued the program into 2000. The company has implemented a share repurchase plan not to exceed 40,000 shares. Through June 30, 2000, the company has repurchased 23,926 shares since inception, for a total reduction in shareholders' equity of $831,566. The average number of shares repurchased since inception has been 2175 per month. During 2000, management does not expect the program to significantly exceed this level of monthly share repurchases.

         During the second quarter of 2000, the Trust Company completed renovations of its office space at 1 North Main Street, Kilmarnock, and took occupancy. As a result, the value of the Trust Company's total fixed assets grew to $890 thousand on June 30, 2000. This compares to total fixed assets valued at $194 thousand on December 31, 1999.

         The Company is subject to minimum regulatory capital ratios as defined by FFIEC guidelines. As of June 30, 2000, the Company maintained Tier 1 capital of $19.5 million, net risk weighted assets of $144.6 million, and Tier 2 capital of $1.3 million. The Tier 1 capital to risk weighted assets ratio was 13.5%, the total capital ratio was 14.3%, and the tier 1 leverage ratio was 9.5%. These ratios continue to be well in excess of regulatory minimums. Please refer to the Financial Highlights Table.

FINANCIAL CONDITION

         Total assets on June 30, 2000, compared to December 31, 1999, have grown by 7.93% in the first six months of 2000. Cash and cash equivalents totaled $6.9 million on June 30, 2000, compared to $5.4 million at year-end 1999.

         Total loans, during the six months ended June 30, 2000, increased by 9.3%. During the same six-month period, real estate mortgage loans increased 10.61% to $106.1 million, real estate construction loans increased 17.6% to $6.4 million, commercial loans decreased 6.16% to $10.4 million, and installment loans increased 8.8% to $20.3 million. Real estate lending continues to be the main area of growth in the loan portfolio. Current local market conditions are favorable for a continued trend through 2000. The Bank of Lancaster currently maintains $6.0 million in first mortgage construction loans committed but not yet fully funded. In addition, home equity lines committed and but not fully funded total $5.8 million.

         For the six months ended June 30, 2000, the Company charged off loans totaling $74.0 thousand. For the comparable period in 1999, total loans charged off were $73.9 thousand. The Company maintained $480 thousand of other real estate owned, or "OREO," as of June 30, 2000. As of year-end 1999, the balance was $593 thousand. The Company is aggressively marketing all OREO properties, and management expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

         Increases in the provision for loan losses amounted to $130,000 through the first six months, and the allowance for loan losses as of June 30, 2000, was $1,256,329. The allowance for loan losses, as a percentage of average total loans through the first six months of 2000 was .91%.

     As of June 30, 2000, there were $36,551 worth of loans on non-accrual status. Loans on non-accrual status as of June 30, 1999 were $44,028. Loans still accruing interest but delinquent for 90 days or more were $750,117 on June 30, 2000, as compared to $447,379 on June 30, 1999.

         The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of June 30, 2000, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         As of June 30, 2000, investment securities totaled $54.7 million at book value. This compares with December 1999 book value of $55.3 million. This represents an increase of 1.1% of the total portfolio during the six months ended June 30, 2000. The investment portfolio is comprised of the following, at book value. U.S. Treasury securities are 1% of the portfolio at $0.5 million, U.S. Government agencies represent 16% at $8.6 million, state and municipal securities represent 42% at $22.7 million, mortgage-backed securities represent 7% at $3.9 million, and other securities represent 34% at $18.9 million. The investment portfolio is maintained entirely at market value under Financial Accounting Standard rule 115, "FAS-115." FAS-115 requires that the Company classify its investment portfolio in any combination of held-for-trading, held-to-maturity, or available-for-sale. Investments classified as held-for-trading must recognize gains or losses at market value in the current period's statement of earnings. Investments held-for-trading are considered short-term investments and are not intended to be held to call or maturity. Investments classified as held-to-maturity require no recognition of change in market value, however, the investments must be held to call or maturity, and therefore cannot be sold prior to such time. Investments that are classified as available-for-sale, as are the Company's, are valued each accounting period. This valuation is known as `marking to market' the investment portfolio. The market value adjustment is then applied to the individual investment types, and the tax-effected adjustment is applied to shareholder's equity. This tax-effected adjustment to shareholder's equity is classified as Comprehensive Income on the Statement of Changes in Shareholder's Equity. Management has elected to mark the entire investment portfolio to market. The resulting accumulated adjustment to book value as of June 30, 2000, was an unrealized loss of $2.3 million. The corresponding accumulated adjustment to shareholders' equity was $1.5 million, as mentioned earlier. These losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of losses on investments during 2000.

         As of June 30, 2000, total deposits were $177.3 million. Compared to $177.7 at year-end 1999, growth is essentially flat. Comparing types of deposit balances on June 30, 2000, to year-end 1999, results in the following. Non-Interest-bearing demand deposits increased by 1.6% to $21.2 million, NOW accounts increased by 6.6% to $26.5 million, money market demand accounts increased by 2.3% to $10.7 million, savings accounts decreased by 3.8% to $59.1 million, and time deposits decreased by 0.4% to $59.7 million.

RESULTS OF OPERATIONS

NON INTEREST INCOME

         Non-interest income for the first six months of 2000 totaled $799,153 compared to $754,068 for the same period in 1999. This is an increase of 6.0%. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other income, and gains on the sale of securities. Of these categories, fiduciary activities and service charges on deposit accounts contribute the majority. For the six months ended June 30, 2000, income from fiduciary activities totaled $322,288 and service charges on deposit accounts amounted to $176,268. Other service charges and fee income was $192,490 for the first six months of 2000. For the first six months of 1999, these totals were $258,876, $175,707, and $197,490, respectively.

         As of January 1, 2000, the trust and fiduciary activities of the Company and the Bank are being conducted through a newly organized subsidiary, Bay Trust Company of Virginia, Incorporated, `the Trust Company.' The Trust Company acquired the assets of the former trust department of the Bank of Lancaster, and formally began operations on January 1, 2000. The restructuring of the Trust Company into a separate holding company, organized as a state member bank, is expected to result in an expanded market area and expanded services within the market area. Over time, management expects the income from fiduciary activities to improve at a rate greater than historically realized.

         Management continues to explore methods of improving fee based services to its' customers. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee based services provided to bank customers are among the areas under regular review.

NON INTEREST EXPENSE

         Non-interest expenses totaled $3.1 million during the first six months of 2000 as compared to $2.9 million for the same period in 1999, an increase of 10.3%. Non-interest expenses include salaries and benefits, occupancy expense, and other operating expense. Of these categories, salaries and benefits are the major expense. Through the six months ended June 30, 2000, salary and benefit expense was $1,629,403, occupancy was $345,572, and other operating expense was $1,174,830. For 1999, the totals were $1,443,998, $153,633, and $1,257,725, respectively.

         Organizational costs for the Trust Company were partially recognized during 1999. Non-interest expenses related to the subsidiary are expected to increase during 2000 as the Trust Company has completed renovation and is now occupying office space in Kilmarnock, Virginia. In addition, the Trust Company is expected to hire additional staff throughout 2000.

         Management continues to review and analyze non-interest expenses for greater efficiency. During the first quarter of 2000, non-interest expenses were impacted by the formation of Bay Trust Company, as mentioned earlier. Further, during the twelve months from March 1999 to March 2000, the Bank of Lancaster committed significant resources to employee training, continuing computer systems upgrades, facilities renovation and management, and management and consulting services. During the third quarter, management expects non-interest expenses to be effected by the acquisition of three First Virginia Bank branch offices and their related deposit accounts.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Net Interest Income Analysis
(Unaudited)


(Fully taxable equivalent basis)                 Six months                            Six months
                                                   ended                                  ended
                                                 6/30/2000                              6/30/1999
(Thousands)                                       Average    Income/     Annualized      Average    Income/     Annualized
                                                  Balance     Expense    Yield/Rate      Balance     Expense    Yield/Rate
INTEREST EARNING ASSETS:
Investments (Book Value):
  Taxable Investments                               42,668        1,339         6.28%        44,766     1,398     6.25%
  Tax-Exempt Investments (1)                        13,055          320         7.42%        17,050       424     7.53%
Total Investments                                   55,723        1,659         6.55%        61,815     1,822     6.60%

Gross Loans (2)                                    137,947        5,882         8.53%       115,552     4,936     8.54%
Interest-bearing Deposits                              100            -         0.00%             -         -     0.00%
Fed Funds Sold                                         569           36         6.29%         6,602       162     4.91%
  TOTAL INTEREST EARNING ASSETS                    194,339        7,577         7.95%       183,970     6,920     7.76%


INTEREST-BEARING LIABILITIES:
Deposits:
  Savings Deposits                                  60,225        1,394         4.63%        69,123     1,414     4.09%
  NOW Deposits                                      25,844          374         2.89%        25,611       357     2.79%
  CD's (greater than or equal to) $100,000          14,671          429         5.85%        11,575       295     5.09%
  CD's (less than) $100,000                         47,335        1,247         5.27%        40,024       973     4.86%
  Money Market Deposit Accounts                     10,742          187         3.48%        10,741       158     2.94%
Total Deposits                                     158,816        3,631         4.57%       157,075     3,196     4.07%

Fed Funds Purchased                                    757           51         6.75%             -         -     0.00%
Securities Sold to Repurchase                        2,311           52         4.53%           774        14     3.55%
Other Short Term Borrowings                          3,051          101         6.61%             -         -     0.00%
  TOTAL INTEREST-BEARING LIABILITIES               164,936        3,835         4.65%       157,848     3,210     4.07%

Net Interest Income/Yield on Earning Assets                       3,741         4.02%                   3,711     4.27%
Net Interest Rate Spread                                                        3.30%                             3.69%

Notes:
------
(1)-Yield assumes a federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Interest Rate Sensitivity Gap Analysis
(Unaudited)


As of 6/30/2000
(Thousands)                             Within 3     3-12           1-5 Years      Over 5          Total
                                          months    Months                          Years
INTEREST EARNING ASSETS:
Interest-Bearing Due From Banks                -           100              -           -            100
Fed Funds Sold                             1,803             -              -           -          1,803
Investments (Market Value)                   578         2,333         22,855      26,667         52,433
Loans                                     14,865        18,284         69,842      40,209        143,200
  TOTAL EARNING ASSETS                    17,246        20,717         92,697      66,876        197,536

INTEREST-BEARING LIABILITIES:
NOW Accounts                               8,757             -         17,780           -         26,537
MMDA's                                     7,070             -          3,642           -         10,712
Savings                                   40,807             -         18,334           -         59,141
CD's greater than or equal to $100,000    10,066        28,195          6,041          24         44,326
CD's less than or equal to $100,000        4,687         9,015          1,694           -         15,396
  Total Deposits                          71,387        37,210         47,491          24        156,112

Fed Funds Purchased                            -             -              -           -              -
Securities Sold to Repurchase              2,719             -              -           -          2,719
Other Short Term Borrowings                    -        14,700              -           -         14,700
  TOTAL INTEREST-BEARING LIABILITIES      74,106        51,910         47,491          24        173,531

Rate Sensitive Gap                       (56,860)      (31,193)        45,206      66,852         24,005

Cumulative Gap                           (56,860)      (88,053)       (42,847)     24,005

Note: Visa Receivables are classified as "Within 3 Month" Loans.

Management is currently developing plans to improve the Company's liability-sensitive position.

PART II.

ITEM 1. LEGAL PROCEEDINGS

None to report.


ITEM 2. CHANGES IN SECURITIES

None to report


ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.


ITEM 5. OTHER INFORMATION

None to report.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit Index:
         ( 3)(i)(ii)   Articles of Incorporation and Bylaws.           N/A
         ( 4)(i)       Rights of Holders.                              N/A
         (10)(ii)(A)   Material Contracts.                             N/A
         (11)          Statement: Computation of Earnings per Share    N/A
         (15)          Letter: Unaudited financial information         N/A
         (18)          Letter: Change in accounting principals         N/A
         (19)          Report furnished to security holders            N/A
                       Published report regarding matters submitted
                       to a vote of security holders                   N/A
         (23)          Consent of council                              N/A
         (24)          Power of Attorney                               N/A
         (27)          Financial Data Schedule                         Attached
         (99)          Additional Exhibits                             N/A

(b)  Reports on Form 8-K:

         One report on form 8-K was filed with the Securities and Exchange Commission on 6/30/2000 announcing an agreement with First Virginia Bank and First Virginia Bank Hampton Roads regarding the divestiture of three First Virginia Bank branches.

SIGNATURES

BAY BANKS OF VIRGINIA

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Bay Banks of Virginia, Inc.
                              ---------------------------
                                (Registrant)

8/11/2000                     /s/ Austin L. Roberts, III
                              --------------------------
                              President and
                              Chief Executive Officer

8/11/2000                     /s/ Richard C. Abbott
                              ---------------------
                              Assistant Treasurer