Form 10-Q
period 2000-09-30
BAY BANKS OF VIRGINIA INC
filed 2000-11-14
CIK 1034594

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
        such filing requirements for the past 90 days   X  yes       no

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,159,312 shares of common stock at September 30, 2000.

                                   FORM 10-Q

               For the interim period ending September 30, 2000.

                                     INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
   SEPTEMTER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

   CONSOLIDATED STATEMENTS OF EARNINGS FOR THE
   NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
   SEPTMEBER 30, 2000 (UNAUDITED), DECEMBER 31, 1999 AND 1998

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   PARENT ONLY BALANCE SHEETS AS OF
   SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


   PARENT ONLY STATEMENTS OF EARNINGS FOR THE
   NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED) AND 1999

   PARENT ONLY STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
   SEPTEMBER 2000 AND 1999 (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

   FINANCIAL HIGHLIGHTS FOR THE NINE MONTHS ENDED SEPTMEBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999 (UNAUDITED)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Consolidated Balance Sheets
(Unaudited)                                                               September 30, 2000                 Dec 31, 1999

ASSETS
Cash and due from banks                                                             4,606,369                   5,360,620
Federal funds sold                                                                    162,397                           0
Investments Available for Sale                                                     52,858,961                  53,169,880
Gross Loans                                                                       146,148,395                 131,629,479
Allowance for loan losses                                                          (1,286,684)                 (1,197,843)
Premises and equipment                                                              5,718,406                   4,953,723
Accrued interest receivable                                                         1,573,285                   1,598,605
Other real estate owned                                                               757,060                     925,044
Other assets                                                                        3,613,758                   3,333,170

Total assets                                                                      214,151,947                 199,772,678

LIABILITIES
Demand deposits                                                                    21,529,724                  20,888,591
Savings and NOW deposits                                                           91,713,756                  96,848,391
Other time deposits                                                                65,134,111                  59,964,985
Total deposits                                                                    178,377,591                 177,701,967

Fed Funds Purchased                                                                 2,144,000                           0
Securities Sold for Repurchase                                                      2,670,248                   1,283,324
Other Short Term Borrowings                                                         9,500,000                           0
Other liabilities                                                                   1,017,985                   1,081,526

Total liabilities                                                                 193,709,824                 180,066,817

SHAREHOLDERS' EQUITY
Common stock - $5 par value;
  Authorized - 5,000,000 shares                                                     5,795,308                   5,826,617
Additional paid-in capital                                                          3,817,719                   3,735,576
Retained Earnings                                                                  11,793,499                  11,572,592
Accumulated other comprehensive income/(loss)                                        (964,403)                 (1,428,924)

Total shareholders' equity                                                         20,442,123                  19,705,861

Total liabilities and shareholders' equity                                        214,151,947                 199,772,678

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Consolidated Statements of Earnings
(Unaudited)
                                                          Qtr Ended     Qtr Ended    Year-to-date   Year-to-date
                                                        Sep 30, 2000   Sep 30, 1999  Sep 30, 2000   Sep 30, 1999
INTEREST INCOME
Loans receivable (incl fees)                               3,111,657      2,640,873     8,993,440      7,550,488
Securities                                                   806,737        903,982     2,399,090      2,713,138
Federal funds sold                                            33,281         28,779        69,096        190,941
Total interest income                                      3,951,675      3,573,634    11,461,626     10,454,567

INTEREST EXPENSE
Deposits                                                   1,940,761      1,584,625     5,571,585      4,794,249
Federal funds purchased                                        7,888            418        59,024            418
Securities Sold to Repurchase                                 30,391         32,308        82,798         32,308
Other Short Term Borrowings                                  223,046              0       323,917              0
Total interest expense                                     2,202,086      1,617,351     6,037,324      4,826,975

Net Interest Income                                        1,749,589      1,956,283     5,424,302      5,627,592

Provision for loan losses                                     60,000         75,000       190,000        275,000

Net interest income after provision                        1,689,589      1,881,283     5,234,302      5,352,592

NONINTEREST INCOME
Income from fiduciary activities                             176,750        129,423       499,038        388,269
Service charges on deposit accounts                           87,936         86,923       264,204        262,630
Other service charges and fees                               155,735         82,356       348,225        279,776
Net securities gains                                            (475)           186        (4,875)           186
Other income                                                  14,869         26,745       127,376        148,840
Total noninterest income                                     434,815        325,633     1,233,968      1,079,701

NONINTEREST EXPENSES
Salaries and employee benefits                               865,339        745,836     2,494,742      2,189,834
Occupancy expense                                            188,034        493,827       533,606        647,460
Other expense                                                593,693        260,101     1,768,523      1,517,826
Total noninterest expenses                                 1,647,066      1,499,764     4,796,871      4,355,120

Net Income before income taxes                               477,338        707,152     1,671,399      2,077,173

Income tax expense                                           107,000        165,000       441,000        503,000

Net Income after income taxes                                370,338        542,152     1,230,399      1,574,173


Average shares outstanding                                 1,157,811      1,171,731     1,159,846      1,169,157
Earnings per share                                              0.32           0.46          1.06           1.35

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended:                                                                  Sept 30, 2000            Sept 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                  1,230,399                1,574,173
Adjustments to reconcile Net Income to Cash:
Depreciation                                                                                  298,985                  328,477
Provision for Loan Losses                                                                     190,000                  225,000
Net (Gain) / Loss on Sale of Securities                                                         4,875                     (186)
(Increase) / Decrease in Accrued Interest Receivable                                           25,320                    8,015
Increase / (Decrease) in Accrued Interest Payable                                              37,545                  (57,861)
Increase / (Decrease) in Short Term Borrowings                                             13,030,924                2,563,978
(Increase) / Decrease in Other Assets                                                        (319,519)              (1,955,738)
Increase / (Decrease) in Other Liabilities                                                   (101,086)              (2,406,000)

Net Cash Provided / (Used) by Operating Activities                                         14,397,443                  279,858

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of AFS Securities                                                                (2,882,392)              (3,172,318)
Proceeds from sales of AFS Securities                                                       2,364,825                  509,300
Principal returns & maturities of AFS Securities                                            1,625,153                5,337,395
(Increase) / Decrease in Loans outstanding                                                (14,471,470)              (9,000,054)
(Increase) / Decrease in Fed Funds Sold                                                      (162,397)               8,737,000
Purchases of Premises and Equipment                                                        (1,024,740)                 (20,760)
(Increase) / Decrease in Other Real Estate Owned                                              120,537                  532,736

Net Cash Provided / (Used) in Investing Activities                                        (14,430,484)               2,923,299

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits                                   (4,493,502)               2,176,651
Increase / (Decrease) in Time Deposits                                                      5,169,126               (6,451,446)
Proceeds from issuance of Common Stock                                                        264,122                  295,637
Repurchase of Common Stock                                                                   (213,288)                 (99,564)
Dividends paid                                                                               (730,217)                (647,070)
Other                                                                                        (717,451)                   8,847

Net Cash Provided / (Used) in Financing Activities                                           (721,210)              (4,716,945)

Net Increase / (Decrease) in Cash & Due from Banks                                           (754,251)              (1,513,788)

Cash & Due From Banks beginning of period                                                   5,360,620                5,268,229
Cash & Due From Banks end of period                                                         4,606,369                3,754,441

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Consolidated Statement of Changes in
 Shareholders' Equity
(Unaudited)
                                                                                        Accumulated
                                                                             Other         Other
                                                    Common     Paid-in     Retained    Comprehensive      Total
                                                    Stock      Capital     Earnings    Income/(Loss)     Equity

 Balance on 12/31/97                              5,754,130   3,164,510    9,502,341         271,137   18,692,118

 Comprehensive Income:
 Net Income                                                                1,930,900                    1,930,900
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $176,746                                                                         355,363      355,363
                                                -----------------------------------------------------------------
 Total Comprehensive Income                               -           -    1,930,900         355,363    2,286,263

 Dividends paid ($0.70/share)                                               (809,825)                    (809,825)
 Sale of common stock:
   Dividends Reinvested                              59,420     280,124            -               -      339,544
   Stock Options exercised                           10,090      84,660      (94,710)              -           40
                                                =================================================================
 Balance on 12/31/98                              5,823,640   3,529,294   10,528,706         626,500   20,508,140

 Comprehensive Income:
 Net Income                                                                2,175,378                    2,175,378
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $1,058,856                                                                    (2,055,424)  (2,055,424)
                                                -----------------------------------------------------------------
 Total Comprehensive Income                               -           -    2,175,378      (2,055,424)     119,954

 Dividends paid ($0.78/share)                                               (910,279)                    (910,279)
 Stock repurchases                                  (58,385)   (122,510)    (214,349)                    (395,244)
 Sale of common stock:
   Dividends Reinvested                              56,152     310,127            -               -      366,279
   Stock Options exercised                            5,210      18,665       (6,864)              -       17,011
                                                =================================================================
 Balance on 12/31/99                              5,826,617   3,735,576   11,572,592      (1,428,924)  19,705,861

 Comprehensive Income:
 Net Income                                                                1,230,399                    1,230,399
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $239,299                                                                         464,521      464,521
                                                -----------------------------------------------------------------
 Total Comprehensive Income                               -           -    1,230,399         464,521    1,694,920

 Dividends paid ($0.63/share)                                               (730,217)                    (730,217)
 Stock repurchases                                  (68,935)   (144,353)    (279,275)                    (492,563)
 Sale of common stock:
   Dividends Reinvested                              36,126     223,046            -               -      259,172
   Stock Options exercised                            1,500       3,450                            -        4,950
                                                =================================================================
 Balance on 9/30/00                               5,795,308   3,817,719   11,793,499        (964,403)  20,442,123

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


Bay Banks of Virginia, Inc.
Parent Only Balance Sheets
(Unaudited)
                                                                                            Sep 30, 2000   Dec 31, 1999
ASSETS
Cash and due from banks                                                                          266,993      2,113,231
Due from Subsidiaries                                                                                  -              -
Federal funds sold                                                                                     -              -
Investments (incl unreal G/L)                                                                          -              -
Loans                                                                                                  -              -
Allowance for loan losses                                                                              -              -
Premises and equipment                                                                            96,747              -
Other real estate owned                                                                                -              -
Other assets                                                                                     374,664              -
Investment In Subsidiary Bank of Lancaster                                                    18,502,455     18,751,030
Investment in Subsidiary Bay Trust Company                                                     1,909,417        238,479
Investment In Subsidiary Chesapeake Holdings                                                         701            701
Organizational Expenses                                                                           25,656         32,254

Total assets                                                                                  21,176,633     21,135,695

LIABILITIES
Total deposits                                                                                         -              -
Fed Funds Purchased                                                                                    -              -
Other liabilities                                                                               (194,730)           432

Total liabilities                                                                               (194,730)           432

SHAREHOLDERS' EQUITY
Common stock - $5 par value;  Authorized - 5,000,000 shares
Outstanding - 1,158,562 and 1,165,323                                                          5,795,308      5,826,617
Additional paid-in capital                                                                    12,414,546     12,332,403
Retained Earnings                                                                              3,161,509      2,976,243

Total shareholders' equity                                                                    21,371,363     21,135,263

Total liabilities and shareholders' equity                                                    21,176,633     21,135,695

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Parent Only Statements of Earnings
(Unaudited)
                                                  Qtr ended   Qtr ended    Qtr      Qtr    Year-to-date  Year-to-date
                                                                          ended    ended
                                                    9/30/00     9/30/99  6/30/00  6/30/99       9/30/00       9/30/99

INTEREST INCOME
Loans receivable (incl fees)                              -           -        -        -             -             -
Securities                                                -           -        -        -             -             -
Federal funds sold                                        -           -        -        -             -             -
Total interest income                                     -           -        -        -             -             -

INTEREST EXPENSE
Deposits                                                  -           -        -        -             -             -
Total interest expense                                    -           -        -        -             -             -

NET INTEREST INCOME                                       -           -        -        -             -             -

Provision for loan losses                                 -           -        -        -             -             -

Net interest income after provision                       -           -        -        -             -             -

NONINTEREST INCOME
Income from fiduciary activities                          -           -        -        -             -             -
Other service charges and fees                            -           -        -        -             -             -
Net securities gains                                      -           -        -        -             -             -
Other income                                          4,673          57   44,392        -        49,065            57
Dividend Income from Subsidiary                     250,000     200,000  230,000  200,000       705,000       625,000
Undistributed Earnings of Bank of Lancaster         134,990     360,276  163,609  338,128       511,425       977,272
Undistributed Earnings of Bay Trust                 (11,896)          -   23,489        -        10,938             -
Undistributed Earnings of Chesapeake Hldgs                -           -        -        -             -           (50)
Total noninterest income                            377,767     560,333  461,490  538,128     1,276,428     1,602,279

NONINTEREST EXPENSES
Salaries and employee benefits                            -           -        -        -             -             -
Occupancy expense                                         -           -        -        -             -             -
Deposit insurance premium                                 -           -        -        -             -             -
Other expense                                        19,308      17,838   56,973      850        81,669        28,106
Total noninterest expenses                           19,308      17,838   56,973      850        81,669        28,106

Income before income taxes                          358,459     542,495  404,518  537,278     1,194,759     1,574,173

Income tax expense                                                    -        -        -             -

NET INCOME                                          358,459     542,495  404,518  537,278     1,194,759     1,574,173

The accompanying notes are an integral part of these financial statements

Bay Banks of Virginia, Inc.
Parent Only Statements of Cash Flows
(Unaudited)
                                                                                                     Year-to-date    Year-to-date
                                                                                                    Sept 30, 2000   Sept 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                              1,194,759       1,574,173
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
  Equity in undistributed (earnings) losses of subsidiaries                                              (522,364)       (977,223)
  (Increase) / Decrease in other assets                                                                  (464,813)          8,739
  Increase / (Decrease) in other liabilities                                                             (195,163)              -
  Other                                                                                                         -               -
Net Cash Provided (used) by Operating Activities                                                           12,419         605,689

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries                                                 (900,000)              -
Sale or repayment of investments in and advances to subsidiaries                                                -               -
Other                                                                                                           -               -
Net Cash Provided (used) by Investing Activities                                                         (900,000)              -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from subsidiaries                                                                        -               -
Repayment of advances from subsidiaries                                                                         -               -
Proceeds from issuance of common stock                                                                    264,122         295,637
Payments to repurchase common stock                                                                      (213,288)        (99,564)
Dividends paid                                                                                           (730,218)       (669,617)
Other                                                                                                    (279,273)       (122,943)
Net Cash Provided (used) by Financing Activities                                                         (958,657)       (596,487)

Net increase (decrease) in Cash & Cash Equivalents                                                     (1,846,238)          9,202

Cash & Cash Equivalents at beginning of period                                                          2,113,231       2,470,587

Cash & Cash Equivalents at end of period                                                                  266,993       2,479,789

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


Bay Banks of Virginia, Inc.
Financial Highlights
(Unaudited)

Nine months ended (Thousands)                                                           9/30/00     9/30/99   Change

FINANCIAL CONDITION
Average Assets                                                                          209,748     199,538     5.12%
Average Interest-earning Assets                                                         196,432     183,983     6.77%
Average Earning Assets to Total Average Assets                                             93.7%       92.2%    1.57%
Period-end Interest-bearing Liabilities                                                 171,162     158,097     8.26%
Average Interest-bearing Liabilities                                                    167,424     157,797     6.10%
Average Equity, including FAS 115 adjustment                                             19,862      19,725     0.69%
Tier 1 Capital                                                                           19,460      18,916     2.94%
Net Risk-weighted Assets                                                                140,134     127,956    12.98%
Tier 2 Capital                                                                            1,287       1,187     5.84%

RESULTS OF OPERATIONS
Net Interest Income before Provision                                                      5,424       5,628    -3.61%
Net Income                                                                                1,230       1,574   -21.84%
Annualized Yield on Average Interest-earning Assets                                        8.00%       7.84%    2.04%
Annualized Cost on Average Interest-bearing Liabilities                                    4.80%       4.08%   17.65%
Annualized Net Yield on Average Interest-earning Assets                                    3.91%       4.34%   -9.91%
Annualized Net Interest Rate Spread                                                        3.19%       3.76%  -15.16%

RATIOS
Total Capital to Risk-weighted Assets (10% min)                                            14.8%       15.7%   -8.73%
Tier 1 Capital to Risk-weighted Assets (6% min)                                            13.9%       14.8%   -8.87%
Leverage Ratio (5% min)                                                                     9.1%        9.6%   -2.16%
Annualized Return on Average Assets                                                         0.8%        1.1%  -25.64%
Annualized Return on Average Equity                                                         8.3%       10.6%  -22.38%

Period-end shares outstanding                                                         1,159,312   1,167,707    -0.72%
Average shares outstanding                                                            1,159,846   1,169,157    -0.80%

PER SHARE DATA
Basic Earnings per average share (EPS) (nine months)                                       1.06        1.35   -21.21%
Cash Dividends per average share (nine months)                                             0.63        0.57     9.93%
Book Value per share
  before Accumulated  Comprehensive Income/Loss                                           18.46       17.86     3.37%
  after Accumulated Comprehensive Income/Loss                                             17.63       17.07     3.31%


EARNINGS SUMMATION

   For the nine months ended September 30, 2000, net income was $1,230 thousand as compared to $1,574 thousand for the comparable period in 1999, a decrease of 21.8%. Earnings per average share for the first nine months of 2000 were $1.06 as compared to $1.35 for the first nine months of 1999, a decrease of 21.2%. Return on average equity was 8.3% for the first nine months of 2000 as compared to 10.6% for the first nine months of 1999, a decrease of 22.4%. Return on average assets was 0.8% for the first nine months of 2000 as compared to 1.1% for the first nine months of 1999, a decrease of 25.6%. Net interest income for the first nine months of 2000 was $5,424 thousand as compared to $5,628 thousand for the first nine months of 1999, a decrease of 3.6%. Average interest-earning assets totaled $196.4 million for the first nine months of 2000 as compared to $184.0 million for the comparable period of 1999, an increase of 6.8%. Average interest-bearing liabilities totaled $167.4 million for the first nine months of 2000 as compared to $157.8 million for the comparable period of 1999, an increase of 6.1%. The annualized yield on average interest-earning assets for the first nine months of 2000 was 8.0% as compared to 7.8% for the comparable period of 1999, an increase of 2.0%. The annualized yield (cost) on interest-bearing liabilities for the first nine months of 2000 was 4.8% as compared to 4.1% for the comparable period of 1999, an increase of 17.6%. Average interest-earning assets as a percent of total average assets was 93.7% for the first nine months of 2000 as compared to 92.2% for the comparable period of 1999, an increase of 1.6%. Average total assets for the first nine months of 2000 was $209.8 million as compared to $199.5 million for the first nine months of 1999, growth of 5.1%.

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Net Interest Income Analysis
(Unaudited)

(Fully taxable equivalent basis)       Nine months                                     Nine months
                                     ended 9/30/2000  Income/        Annualized    ended 9/30/1999        Income/         Annualized
(Thousands)                          Average Balance  Expense        Yield/Rate    Average Balance        Expense         Yield/Rate


INTEREST EARNING ASSETS:
Investments (Book Value):
  Taxable Investments                    42,271          2,002        6.31%               45,179          2,106               6.21%
  Tax-Exempt Investments (1)             13,052            480        7.44%               17,113            639               7.55%
Total Investments                        55,323          2,482        6.58%               62,292          2,745               6.58%

Gross Loans (2)                         139,848          8,993        8.57%              117,146          7,548               8.59%
Interest-bearing Deposits                   100              -        0.00%                    -              -               0.00%
Fed Funds Sold                            1,073             69        6.44%                4,545            191               5.60%
  TOTAL INTEREST EARNING ASSETS         196,344         11,545        8.00%              183,983         10,483               7.84%


INTEREST-BEARING LIABILITIES:
Deposits:
  Savings Deposits                       59,542          2,121        4.75%               69,148          2,155               4.15%
  NOW Deposits                           25,987            570        2.93%               26,154            554               2.83%
  CD's (greater than or
   equal to) $100,000                    14,851            674        6.05%               11,295            427               5.04%
  CD's (less than) $100,000              46,913          1,917        5.45%               39,054          1,416               4.83%
  Money Market Deposit Accounts          10,827            289        3.56%               10,830            243               2.99%
Total Deposits                          158,120          5,572        4.70%              156,481          4,794               4.09%

Fed Funds Purchased                         868             59        6.80%                    3              0               5.80%
Securities Sold to Repurchase             2,304             83        4.79%                1,232             32               3.50%
Other Short Term Borrowings               6,331            324        6.82%                    -              -               0.00%
  TOTAL INTEREST-BEARING LIABILITIES    167,623          6,037        4.80%              157,716          4,827               4.08%

Net Interest Income/Yield on
  Earning Assets                          5,507           3.91%                                           5,657               4.34%
Net Interest Rate Spread                                  3.19%                                                               3.76%

Notes:
------
(1)-Yield assumes a federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.


     For the nine months ended September 30, 2000, yields on interest-earning assets have improved mainly due to increases in volume. Interest-earning assets are comprised mainly of the loan portfolio at $146.1 million and the investment portfolio at $52.9 million. For the nine month periods ended September 30, 2000, compared to September 30, 1999, on a fully tax equivalent basis, taxable investment yields improved from 6.21% to 6.31%, tax-exempt investment yields declined from 7.55% to 7.44%, and total investment yields remained flat at 6.58%. In the first nine months of 2000, gross loans on average volumes yielded 8.57% as compared to 8.59% for the comparable period of 1999. Yield on total average earning assets improved from 7.84% to 8.00% for the first nine months of 2000 compared to the first nine months of 1999.

     Yields on average interest-bearing deposits comparing the months of September, 2000, to September, 1999, were as follows. Savings yields were 4.99% compared to 4.31%, NOW accounts were 3.00% compared to 2.85%, money market demand accounts were 3.71% compared 3.25%, and certificates of deposit were 6.07% compared to 4.74%. The resulting total yields on deposits in September, 2000, were 4.40% compared to 3.58% in September, 1999.

INTEREST RATE SENSITIVITY

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Interest Rate Sensitivity Gap Analysis
(Unaudited)

as of 9/30/2000
(Thousands)                                                      Within 3 months   3-12 Months   1-5 Years   Over 5 Years   Total
INTEREST EARNING ASSETS:
Interest-Bearing Due From Banks                                              100             -           -              -      100
Fed Funds Sold                                                               162             -           -              -      162
Debt Securities (Market Value)                                               955         3,185      25,493         22,151   51,784
Loans                                                                     16,461        19,681      66,746         43,260  146,148
  TOTAL EARNING ASSETS                                                    17,678        22,866      92,239         65,411  198,194

INTEREST-BEARING LIABILITIES:
NOW Accounts                                                               7,783             -      17,325              -   25,108
MMDA's                                                                     3,594             -       6,675              -   10,269
Savings                                                                   32,675             -      23,661              -   56,336
CD's (less than) $100,000                                                 11,019        30,489       4,313          1,012   46,833
CD's (greater than or equal to) $100,000                                   5,844        10,497       1,455            505   18,301
  Total Interest-bearing Deposits                                         60,915        40,986      53,429          1,517  156,847

Fed Funds Purchased                                                        2,144             -           -              -    2,144
Securities Sold to Repurchase                                              2,670             -           -              -    2,670
Other Short Term Borrowings                                                    -         9,500           -              -    9,500
  TOTAL INTEREST-BEARING LIABILITIES                                      65,729        50,486      53,429          1,517  171,161

Rate Sensitive Gap                                                       (48,051)      (27,620)     38,810         63,894   27,033

Cumulative Gap                                                           (48,051)      (75,671)    (36,861)        27,033


Note:  Visa Receivables are classified as 'Within 3 Month'
       Loans.

Management is currently developing plans to improve the Company's liability-sensitive position.


     Rising interest rate trends have resulted in a narrowing spread in net interest margins within the Bank. As of September 30, 2000, the Bank had interest-earning assets that mature within 3 months totaling $17.7 million, in 3-12 months totaling $22.9 million, in 1-5 years totaling $92.2 million, and over 5 years totaling $65.4 million. In comparison, interest-bearing liabilities maturing within 3 months totaled $65.7 million, in 3-12 months totaled $50.5 million, in 1-5 years totaled $53.4 million, and over 5 years totaled $1.5 million. The resulting short-term liability sensitivity has resulted in deposit rates increasing more rapidly than loan rates. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

 In the short term, The Bank will continue to be liability-sensitive.
Simply stated, deposit rates are increasing faster than loan rates. This trend is evidenced by the following analysis. For the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, the annualized yield paid on interest-bearing liabilities is greater by 17.65%, but the annualized yield on average earning assets is greater by only 2.04%. Although, comparing those same periods, average interest-earning assets are greater by 6.77%, and average interest-bearing liabilities are greater by 6.10%, net interest income before provision for loan losses is down by 3.1%.

   Another factor causing the liability sensitivity is the Bank's recent draws on its Federal Home Loan Bank (FHLB) line of credit. This can be seen in Other Short Term Borrowings. This source of funds demands a higher rate than traditional deposits. Traditional average interest-bearing deposits have grown only 1.05% for the nine months ended September 30, 2000, compared to the same period in 1999.


LIQUIDITY

     Bay Banks maintains adequate short-term assets to meet the company's liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2000, federal funds sold totaled $162.4 thousand and securities maturing in one year or less totaled $4.1 million, for a total pool of $4.3 million. The liquidity ratio as of September 30, 2000 was 27.49% as compared to 30.40% as of December 31, 1999. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold.
Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

     Steady loan demand and nominal deposit growth have resulted in the utilization of Federal Home Loan Bank lines during the first quarter of 2000. The Bank has a total available line with the Federal Home Loan Bank of $19.95 million. As of September 30, 2000, $9.5 million was borrowed against that line. In addition, the Bank maintained additional available credit of $13.2 million.

     The Bank completed its acquisition of two First Virginia Bank branches on October 27, 2000. These additional deposits will allow the Bank to reduce the short term FHLB borrowings. This will also reduce the average rate paid on interest-bearing liabilities by replacing the higher FHLB rate with a lower deposit rate.

CAPITAL RESOURCES

     From December 31, 1999, to September 30, 2000, total shareholder's equity has grown by 3.74%. It is impacted by unrealized losses on securities in the amount of $964,403 as of September 30, 2000. These unrealized losses on December 31, 1999 were $1,428,924. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholder's equity. Shareholder's equity before unrealized losses was $21.4 million on September 30, 2000, and $21.1 million on December 31, 1999. This represents an increase of $272 thousand or 1.3% during the nine-month period.

     Book value per average share for the first nine months of 2000, compared to the same period in 1999, grew from $17.07 to $17.63, an increase of 3.3%. Book value per average share before accumulated comprehensive income for the first nine months of 2000, compared to the same period in 1999, grew from $17.86 to $18.46, an increase of 3.4%. Cash dividends paid for the nine months ended September 30, 2000, were $730 thousand, or $0.63 per average share, compared to $670 thousand, or $0.57 per average share, for the comparable period ended September 30, 1999, an increase of 9.9%. Total shares outstanding on September 30, 2000, were 1,159,312, compared to 1,167,707 on September 30, 1999. Average shares outstanding for the nine months ended September 30, 2000 were 1,159,846, compared to 1,169,157, for the comparable period ended September 30, 1999.

     The Company began a share repurchase program in August of 1999 and has continued the program into 2000. The company has implemented a share repurchase plan not to exceed 40,000 shares. Through September 30, 2000, the company has repurchased 25,464 shares since inception, for a total reduction in shareholders' equity of $887,807. The average number of shares repurchased since inception has been 1819 per month. During 2000, management does not expect the program to significantly exceed this level of monthly share repurchases.

   The Company is subject to minimum regulatory capital ratios as defined by FFIEC guidelines. As of September 30, 2000, the Company maintained Tier 1 capital of $19.5 million, net risk weighted assets of $140.1 million, and Tier 2 capital of $1.3 million. The Tier 1 capital to risk weighted assets ratio was 13.9%, the total capital ratio was 14.8%, and the tier 1 leverage ratio was 9.4%. These ratios continue to be well in excess of regulatory minimums. Please refer to the Financial Highlights Table.


FINANCIAL CONDITION

     Total assets on September 30, 2000, compared to December 31, 1999, have grown 7.2% during the first nine months of 2000. Cash and cash equivalents totaled $4.6 million on September 30, 2000, compared to $5.4 million at year-end 1999.

     During the nine months ended September 30, 2000, total loans increased by 11.0%. During the same nine-month period, real estate mortgage loans increased 14.9% to $110.2 million, real estate construction loans decreased 24.6% to $4.1 million, commercial loans decreased 2.4% to $10.8 million, and installment loans increased 9.2% to $20.4 million. Real estate lending continues to be the main area of growth in the loan portfolio. Current local market conditions are favorable for a continued trend through 2000. The Bank of Lancaster currently maintains $10.8 million in first mortgage construction loans committed but not yet fully funded. In addition, home equity lines committed and but not fully funded total $5.4 million.

     For the nine months ended September 30, 2000, the Company charged off loans totaling $115.2 thousand. For the comparable period in 1999, total loans charged off were $112.9 thousand. The Company maintained $757 thousand of other real estate owned, or "OREO," as of September 30, 2000. As of year-end 1999, the balance was $925 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

     Increases in the provision for loan losses amounted to $190,000 through the first nine months, and the allowance for loan losses as of September 30, 2000, was $1,286,684. The allowance for loan losses, as a percentage of average total loans through the first nine months of 2000 was .92%.

     As of September 30, 2000, there were $19,365 of loans on non-accrual status. Loans on non-accrual status as of September 30, 1999 were $38,961. Loans still accruing interest but delinquent for 90 days or more were $466,918 on September 30, 2000, as compared to $540,923 on September 30, 1999.

     The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of September 30, 2000, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

     As of September 30, 2000, investment securities totaled $54.3 million at book value. This compares with December 1999 book value of $55.3 million. This represents a decrease of 1.8% during the nine months ended September 30, 2000. The investment portfolio is comprised of the following, at book value. U.S. Treasury securities are 0.9% of the portfolio at $0.5 million, U.S. Government agencies represent 15.9% at $8.6 million, state and municipal securities represent 41.3% at $22.4 million, mortgage-backed securities represent 7.0% at $3.8 million, and other securities represent 34.9% at $19.0 million. The investment portfolio is maintained entirely at market value under Financial Accounting Standard rule 115, "FAS 115." FAS 115 requires that the Company classify its investment portfolio in any combination of held-for-trading, held-to-maturity, or available-for-sale. Investments classified as held-for-trading must recognize gains or losses at market value in the current period's statement of earnings. Investments held-for-trading are considered short term investments and are not intended to be held to call or maturity. Investments classified as held-to-maturity require no recognition of change in market value, however, the investments must be held to call or maturity, and therefore cannot be sold prior to such time. Investments that are classified as available-for-sale, are valued each accounting period. This valuation is known as `marking to market' the investment portfolio. The market value adjustment is then applied to the individual investment types, and the tax-effected adjustment is applied to shareholder's equity. This tax-effected adjustment to shareholder's equity is classified as Comprehensive Income on the Statement of Changes in Shareholder's Equity. The Company's Investment Portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market. The resulting accumulated adjustment to book value as of September 30, 2000, was an unrealized loss of $1.5 million. The corresponding accumulated adjustment to shareholders' equity was $964 thousand. These losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of losses on investments during 2000.

     As of September 30, 2000, total deposits were $178.4 million. Compared to $177.7 at year-end 1999, growth is 0.4%. Comparing types of deposit balances on September 30, 2000, to year-end 1999, results in the following. Non-Interest-bearing demand deposits increased by 4.4% to $21.5 million, NOW accounts increased by 0.9% to $25.1 million, money market demand accounts decreased by 1.9% to $10.3 million, savings accounts decreased by 8.4% to $56.3 million, and time deposits increased by 8.6% to $65.1 million.


RESULTS OF OPERATIONS

NON INTEREST INCOME

     Non-interest income for the first nine months of 2000 totaled $1,233,968 compared to $1,079,701 for the same period in 1999. This is an increase of 14.3%. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other service charges and fees, gains on the sale of securities, and other income. Of these categories, fiduciary activities contributed the majority at $499,038. Service charges on deposit accounts contributed $264,204. Other service charges and fees contributed $348,225. For the first nine months of 1999, these totals were $388,269, $262,630, and $279,776, respectively.

     As of January 1, 2000, the trust and fiduciary activities of the Company are being conducted through a newly organized subsidiary, Bay Trust Company of Virginia, Incorporated, `the Trust Company.' The Trust Company acquired the assets of the former trust department of the Bank of Lancaster, and formally began operations on January 1, 2000. The restructuring of the Trust Company into a separate holding company, organized as a non-deposit gathering state member bank, is expected to result in an expanded market area and expanded services within the market area. Over time, management expects the income from fiduciary activities to improve at a rate greater than historically realized.

     Management continues to explore methods of improving fee based services to its' customers. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee based services provided to bank customers are among the areas under regular review. Results are beginning to show in Other Service Charges and Fee Income, which is up 24.5% from $279,776 to $348,225, for the nine months ended September 30, 2000, compared to the same period in 1999.

NON INTEREST EXPENSE

     Non-interest expenses totaled $4.797 million during the first nine months of 2000 as compared to $4.355 million for the same period in 1999, an increase of 10.1%. Non-interest expenses include salaries and benefits, occupancy expense, and other operating expense. Of these categories, salaries and benefits are the major expense. Through the nine months ended September 30, 2000, salary and benefit expense was $2,494,742, occupancy expense was $533,606, and other operating expense was $1,768,523. For 1999, the totals were $2,189,834, $647,460, and $1,517,826, respectively.

     Throughout the nine months of 2000, certain events resulted in recognition of non-recurring expenses. Bay Trust Company was organized as a non-deposit gathering state member bank in January , 2000. Further, Bay Trust Company relocated to office space located at 1 North Main Street in Kilmarnock. Renovation of existing office space and addition of new office space resulted in an approximate investment of $2 million. This space was occupied in July, 2000, and the depreciation expense and other non-amortizable expenses have been recognized since.


     Bay Banks of Virginia, Inc., constructed a board room facility adjacent to the renovated Bay Trust building. The completion date of this facility was September, 2000.

     Bank of Lancaster began the renovation of its existing operations center at 23 West Church Street in Kilmarnock in August of 2000. The renovation will result in the addition of approximately 4000 square feet of office space for operations and administration.

     As mentioned earlier, on October 27, 2000, the Bank completed the purchase of two First Virginia Bank branch offices and their related deposit accounts. Non-interest expense related to the conversion of these accounts began accruing in the third quarter. Salaries, benefit, and occupancy expenses related to the operation of these branches will become apparent in the fourth quarter.

     Non-recurring costs associated with these renovation and acquisition expenses are being recorded on an ongoing basis. It is expected that these non-recurring expenses will be approximately $100 thousand as of year-end 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The accompanying notes are an integral part of these financial statements.

Rate Shock Analysis of Interest
 Income and Expense
(Unauditied)
(in thousands)

Rate Change                          -300 bp  -200 bp  -100 bp   0 bp   +100 bp   +200 bp   +300 bp

Interest Income:
Loans                                 11,985   12,227   12,468  12,670   12,853    13,032    13,213
Securities                             3,406    3,419    3,431   3,441    3,449     3,458     3,467
Total Interest Income                 15,391   15,646   15,899  16,111   16,302    16,490    16,680

Interest Expense:
Deposits                               7,115    7,357    7,600   7,842    8,139     8,435     8,732
Fed Funds & Borrowing                    854      880      906     933      959       985     1,011
Total Interest Expense                 7,969    8,237    8,506   8,775    9,098     9,420     9,743

Net Interest Income                    7,422    7,409    7,393   7,336    7,204     7,070     6,937
Difference from 0 bp                      86       73       57       -     (132)     (266)     (399)


     Rate shock is a method for stress testing the Bank's Net Interest Margin over the next four quarters under several rate change levels. These levels span three 100 bp (basis point, or 1.00%) increments up and down from the current prime rate of interest. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net Interest Margin is then calculated and a margin risk profile is developed. The results of these calculations are summarized in the table above.

     As shown, the company estimates that a 100 bp reduction in the current prime rate would result in $57 thousand of incremental net interest income to the Bank over twelve months. Similarly, an increase in the current prime rate by 100 bp results in an estimated $132 thousand of incremental loss.

                                Page of 15 of 18

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Interest Rate Sensitivity Gap Analysis
(Unaudited)

as of 9/30/2000
(Thousands)                                                      Within 3 months   3-12 Months   1-5 Years   Over 5 Years   Total
INTEREST EARNING ASSETS:
Interest-Bearing Due From Banks                                              100             -           -              -      100
Fed Funds Sold                                                               162             -           -              -      162
Debt Securities (Market Value)                                               955         3,185      25,493         22,151   51,784
Loans                                                                     16,461        19,681      66,746         43,260  146,148
  TOTAL EARNING ASSETS                                                    17,678        22,866      92,239         65,411  198,194

INTEREST-BEARING LIABILITIES:
NOW Accounts                                                               7,783             -      17,325              -   25,108
MMDA's                                                                     3,594             -       6,675              -   10,269
Savings                                                                   32,675             -      23,661              -   56,336
CD's (less than) $100,000                                                 11,019        30,489       4,313          1,012   46,833
CD's (greater than or equal to) $100,000                                   5,844        10,497       1,455            505   18,301
  Total Interest-bearing Deposits                                         60,915        40,986      53,429          1,517  156,847

Fed Funds Purchased                                                        2,144             -           -              -    2,144
Securities Sold to Repurchase                                              2,670             -           -              -    2,670
Other Short Term Borrowings                                                    -         9,500           -              -    9,500
  TOTAL INTEREST-BEARING LIABILITIES                                      65,729        50,486      53,429          1,517  171,161

Rate Sensitive Gap                                                       (48,051)      (27,620)     38,810         63,894   27,033

Cumulative Gap                                                           (48,051)      (75,671)    (36,861)        27,033


Note:  Visa Receivables are classified as 'Within 3 Month'
       Loans.

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


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit Index:

   (3)(i)(ii)      Articles of Incorporation and Bylaws.     N/A
       (4)(i)      Rights of Holders.                        N/A
  (10)(ii)(A)      Material Contracts.                       N/A
  (11).......  Statement: Computation of Earnings per Share  N/A
  (15).......  Letter: Unaudited financial information       N/A
  (18).......  Letter:  Change in accounting principals      N/A
  (19).......  Report furnished to security holders          N/A
               Published report regarding matters submitted
               to a vote of security holders                 N/A
  (23).......  Consent of council                            N/A
  (24).......  Power of Attorney                             N/A
  (27).......  Financial Data Schedule                       Attached
  (99).......  Additional Exhibits                           N/A
(b)  Reports on Form 8-K:

None to report



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