Form 10-Q/A
period 2000-09-30
BAY BANKS OF VIRGINIA INC
filed 2000-11-20
CIK 1034594

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


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


                                Page of 15 of 16

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


                              Bay Banks of Virginia, Inc.
                              ---------------------------
                              (Registrant)

11/14/2000                     /s/ Austin L. Roberts, III
                              --------------------------
                                  President and
                                  Chief Executive Officer


11/14/2000                     /s/ Richard C. Abbott
                              ---------------------
                                  Assistant Treasurer