Form 10-K
period 2000-12-31
BAY BANKS OF VIRGINIA INC
filed 2001-04-02
CIK 1034594

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

           [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  0-22955

                          BAY BANKS OF VIRGINIA, INC.
             (Exact name of registrant as specified in its charter)

         VIRGINIA                                      54-1838100
  (State of Incorporation)               (I.R.S. Employer Identification no.)

        100 SOUTH MAIN STREET, KILMARNOCK, VIRGINIA             22482
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
                                                      ----   --

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter)is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
               Form 10-K or any amendment to this Form 10-K. [  ]

    The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock on
                        March 28, 2001, was $40,563,880.

 The number of shares outstanding of the registrant's common stock as of
                          March 28, 2001: 1,158,968.


                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 2000 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-K.

 Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2001 are incorporated by reference into
                          Part III of this Form 10-K.

================================================================================

                                    Form 10-K
                                TABLE OF CONTENTS


ITEM NUMBER                                                                                      PAGE NUMBER
-------------------------------------------------------------------------------------------------------------
                                       PART I

  1.    BUSINESS.............................................................................
        STATISTICAL INFORMATION..............................................................

  2.    PROPERTIES...........................................................................

  3.    LEGAL PROCEEDINGS....................................................................

  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................

                                        PART II

  5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................

  6.    SELECTED FINANCIAL DATA..............................................................

  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS......................................................................

  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................

  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................

  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.........................................................................

                                         PART III

 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................

 11.    EXECUTIVE COMPENSATION................................................................

 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................

 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................

                                        PART IV

 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................

        SIGNATURES..............................................................................


PART I

ITEM 1:  BUSINESS

Nature of Business.
-------------------

Bay Banks of Virginia, Inc. (the "Company") is a bank holding company that conducts substantially all of its operations through its subsidiaries, Bank of Lancaster, (the "Bank")and Bay Trust Company, (the "Trust Company"). Bay Banks of Virginia, Inc., was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997, in connection with the holding company reorganization of the Bank of Lancaster.

The Bank is a state-chartered bank and a member of the Federal Reserve System. The Bank services individual and commercial customers, the majority of which are in the Northern Neck of Virginia, by providing a full range of banking and related financial services, including checking, savings, other depository services, commercial and industrial loans, residential and commercial mortgages, home equity loans, and consumer installment loans.

The Bank has two offices located in Kilmarnock, Virginia, one office in White Stone, Virginia, one office in Warsaw, Virginia, one office in Montross, Virginia, one office in Heathsville, Virginia, and one office in Callao, Virginia. A substantial amount of the Bank's deposits are interest bearing, and the majority of the Bank's loan portfolio is secured by real estate. Deposits of the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank opened for business in 1930 and has partnered with the community to ensure responsible growth and development since that time.

In August of 1999, Bay Banks of Virginia formed Bay Trust Company. This subsidiary of the Company was created to purchase and manage the assets of the trust department of the Bank of Lancaster. This sale and transfer of assets was completed as of the close of business on December 31, 1999. As of January 1, 2000, the Bank of Lancaster no longer owns or manages the trust function, and thereby will no longer receive an income stream from the trust department. Income generated by the Trust Company will be consolidated with the Bank's income and the Company's income for the purposes of the Company's consolidated financial statements. The Trust Company opened for business on January 1, 2000 in its permanent location on Main Street in Kilmarnock, Virginia.

The Trust Company offers a broad range of trust and related fiduciary services. Among these are testamentary trust, revocable and irrevocable personal, managed agency, and custodial trusts, as well as discount brokerage services.

The Company's marketplace is situated on the Northern Neck peninsula of Virginia, and includes the counties of Lancaster, Northumberland, Middlesex, Richmond, and Westmoreland. Second and summer homes are prevalent as is the retirement community. Resorts and health care providers are the largest employers in the community. Agriculture, fishing, boat repair, general retail, financial, construction, and services are other major economic sectors.

The Company had $225,169,610 in total assets and $200,018,092 in total deposits as of December 31, 2000. Net earnings for the year ended December 31, 2000, were $1,612,620. Loan demand was strong as balances increased to $147,677,876. The loan portfolio is mainly composed of residential first mortgages.

Lending Activities.
-------------------

Through the Bank of Lancaster, the Company provides a wide range of real estate, consumer, and commercial lending services to the customers in its market area.

Real Estate Lending.
--------------------

The Bank's real estate loan portfolio is the largest segment of the loan portfolio. Real estate mortgage loans in aggregate increased to $116,547,606 during 2000. This balance is 78.2% of the total loan portfolio. The Bank offers fixed and adjustable rate loans on one-to-four family residential properties. These mortgages are underwritten and documented within the guidelines of the Regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank underwrites mainly adjustable rate mortgages as the marketplace allows. Construction loans with a twelve-month term are also a major component of the Bank's portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, the loans are disbursed as construction progresses and is verified by Bank inspection.

The Company also offers secondary market loan origination. Through the Bank, customers may apply for a home mortgage that will be underwritten in accordance with the guidelines of the Federal Home Loan Mortgage Corporation. These loans are then sold in the secondary market. The Bank earns origination fees through offering this service. Customers, upon approval, receive a fixed or adjustable rate of interest with terms that vary from 10 through 30 years. Since these loans are sold into the secondary market, there is no impact on future interest income or the loan repricing structure of the Bank.

Consumer Lending.
-----------------

Consumer loans totaled $20,589,724 as of December 31, 2000. This is 13.8% of the total loan portfolio. In an effort to offer a full range of services, consumer lending includes automobile and boat financing, home improvement loans, and unsecured personal loans. These loans historically entail greater risk than residential real estate loans, but also offer a higher return.

Commercial Lending.
-------------------

Commercial lending activities include small business loans, asset based loans, and other secured and unsecured loans and lines of credit. Commercial loan balances were $11,279,090 at year-end and 7.6% of the total portfolio. Commercial lending also entails greater risk than residential mortgage lending, and therefore offers a greater yield. The borrower's ability to make repayment from cash flows of the business, as well as some form of business collateral is the basis for establishing such an account.

Business Development.
---------------------

The Bank offers several services to commercial customers. These services include Analysis Checking, Cash Management Deposit Accounts, Wire Services, and a full line of Commercial Lending options. The Bank also offers Small Business Administration "Low Document" Loan products. This allows commercial customers to apply for favorable rate loans for the development of business opportunities.

Bay Services Company, Inc.
--------------------------

The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994. Bay Services owns an equity interest in a land title insurance agency, Bankers Title of Fredricksburg, which generally sells title insurance to mortgage loan customers, including customers of the Bank and the other financial institutions that have an equity interest in the agency.

As of December 31, 2000, the Company and its subsidiaries had 101 full time equivalent employees.

Competition.
------------

The Bank's marketplace is highly competitive, and the Bank is subject to competition from a variety of commercial banks and financial service companies. For deposits, the Bank competes with statewide banking institutions, local community banks, major investment brokerage houses and issuers of money markets and mutual fund products. For loans, the Bank competes with other commercial banks, savings and loans, credit unions, and consumer finance companies. As the marketplace continues to develop, the Bank expects competition to increase.

Supervision and Regulation.
---------------------------

Bank holding companies and banks are regulated under both federal and state law. The Company is subject to regulation by the Federal Reserve. Under the Bank Holding Company Act of 1956, the Federal Reserve exercises supervisory responsibility for any non-bank acquisition, merger or consolidation. In addition, the Bank Holding Company Act limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking. In addition, the Company is registered under the bank holding company laws of Virginia, and as such is subject to regulation and supervision by the State Corporation Commission Bureau of Financial Institutions.

The following description summarizes the significant state and Federal laws to which the Company and the Bank are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

The Bank is supervised and regularly examined by the Federal Reserve Board and the Virginia State Corporation Commission. These on-site examinations verify compliance with regulations governing corporate practices, capitalization, and safety and soundness. Further, the Bank is subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA requires financial institutions to meet the credit needs of the local community, including low to moderate-income needs. Compliance with the CRA is monitored through regular examination by the Federal Reserve.

Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities.

The Company owns 100% of the stock of the Bank of Lancaster. The Bank is prohibited by The Federal Reserve from holding or purchasing its own shares except in limited circumstances. Further, the Bank is subject to certain requirements as imposed by state banking statutes and regulations. The Bank is limited by the Federal Reserve Board regarding what dividends it can pay the Company. Any dividend in excess of the total of the Bank's net profit for that year plus retained earnings from the prior two years must be approved by the proper regulatory agencies. Further, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), insured depository institutions are prohibited from making capital distributions, if, after making such distributions, the institution would become "undercapitalized" as defined by regulation. Based upon the Bank's current financial position, it is not anticipated that this statute will impact the continued operation of the Bank.

As a bank holding company, Bay Banks of Virginia is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also conduct examinations of the Company and any or all of its subsidiaries.

The Gramm-Leach-Bliley Act of 1999.
-----------------------------------

The Gramm-Leach-Bliley Act of 1999 ("GLBA") was enacted in November 1999 and most of its provisions became effective in March 2000. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Specifically, GLBA repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory CRA rating. For various reasons, management has determined that the Company should not elect to be treated as a financial holding company at this time.

Management does not believe that GLBA will have a material adverse effect on the operations of the Company and the Bank in the near term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.

Under GLBA, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Bank's financial condition or results of operations.

In December 2000, pursuant to the requirements of GLBA, the federal bank regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product or annuity that such product: is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate; is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and has certain risks of investment, including the possible loss of value.

The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or
annuity from an unaffiliated entity.   Furthermore, to the extent practicable, a
depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to: identify and assess the risks that may threaten customer information; develop a written plan containing policies and procedures to manage and control these risks; implement and test the plan; and adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

Deposit Insurance.
------------------

Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories:
(i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

Safety and Soundness Standards.
-------------------------------

The FDIC has adopted guidelines that establish standards for safety and soundness of banks. They are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund. If the FDIC determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or is not implemented, the agency must, by order, require the institution to correct the deficiency.

The FDIC also has safety and soundness regulations and accompanying guidelines on asset quality and earnings standards. The guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The guidelines also provide standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient to maintain adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the agency may require the institution to submit and implement an acceptable compliance plan, or face enforcement action.

Forward-looking statements.
---------------------------

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives and business of the Company and the Bank. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (a) competitive pressure in the financial services industry increases significantly; (b) changes in the interest rate environment that reduce margins; (c) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (d) changes occur in the financial services regulatory environment; and (e) changes occur in the securities markets.

Index of Statistical Tables:

--------------------------------------------------------------------------------
Table         Description
--------------------------------------------------------------------------------

Table I      Average Balances, Income & Expense, Yields, and Rates
Table II     Volume & Rate Analysis of Changes in Net Interest Income
Table III    Types of Investments
Table IV     Investment Maturities & Average Yields
Table V      Types of Loans
Table VI     Loan Maturity Schedule of Selected Loans
Table VII    Risk Elements
Table VIII   Summary of Allowance for Loan Losses
Table IX     Allocation of the Allowance for Loan Losses
Table X      Average Deposits & Rates
Table XI     Maturity Schedule of Time Deposits of $100,000 or more
Table XII    Return on Equity & Assets
Table XIII   Interest Rate Sensitivity Analysis

                                     Table I
          Average Balances, Income & Expense, Yields, and Rates



                                                  2000                            1999                            1998
                                        -------------------------------------------------------------------------------------------
                                                   Annual                          Annual                         Annual
                                        Average    Income/    Yield/    Average   Income/   Yield/   Average     Income/    Yield/
(Thousands)                             Balance    Expense     Rate     Balance   Expense    Rate    Balance     Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Investments (Book Value):
  Taxable Investments                  $ 42,060     $ 2,577    6.13%   $ 43,962  $ 2,746     6.25%   $ 35,265    $ 2,131     6.04%
  Tax-Exempt Investments (1)           $ 12,935     $   624    7.30%   $ 18,210  $   843     7.01%   $ 22,421    $ 1,045     7.06%
                                       --------------------------------------------------------------------------------------------
Total Investments                      $ 54,995     $ 3,201    6.40%   $ 62,172  $ 3,589     6.47%   $ 57,686    $ 3,176     6.44%

Loans (2)                              $141,858     $12,148    8.56%   $120,004  $10,153     8.46%   $108,221    $ 9,591     8.86%
Interest-bearing Deposits              $    310     $    12    3.98%   $      8  $     0     0.00%         $0    $     0     0.00%
Fed Funds Sold                         $  1,646     $   146    6.46%   $  3,955  $   194     4.91%   $ 14,608    $   796     5.45%
                                       --------------------------------------------------------------------------------------------
Total Interest Earning Assets          $198,809     $15,507    7.94%   $186,139  $13,936     7.72%   $180,515    $13,563     7.81%

-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES:
Interest-bearing Deposits:
  Savings Deposits                     $ 59,200     $ 2,850    4.81%   $ 68,334  $ 2,880     4.22%   $ 67,981    $ 3,102     4.56%
  NOW Deposits                         $ 26,553     $   776    2.92%   $ 26,188  $   743     2.84%   $ 21,485    $   663     3.08%
  CD's >= $100,000                     $ 15,849     $   983    6.20%   $ 11,169  $   549     4.92%   $ 11,698    $   616     5.27%
  CD's less than $100,000              $ 48,930     $ 2,741    5.60%   $ 39,422  $ 1,921     4.87%   $ 42,319    $ 2,321     5.48%
  Money Market Deposit Accounts        $ 10,978     $   391    3.56%   $ 10,864  $   336     3.09%   $ 11,205    $   352     3.15%
                                       --------------------------------------------------------------------------------------------
Total Interest-bearing Deposits        $161,510     $ 7,741    4.79%   $155,977  $ 6,429     4.12%   $154,688    $ 7,054     4.56%

Fed Funds Purchased                    $    540     $    63    6.66%   $    522  $    55     5.48%   $      0    $     0     0.00%
Securities Sold to Repurchase          $  2,468     $   122    4.94%   $  1,181  $    48     4.09%   $    293    $    11     3.82%
Other Short Term Borrowings            $  5,493     $   377    6.87%   $      0  $     0     0.00%   $      0    $     0
                                       --------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities     $170,011     $ 8,303    4.88%   $157,680  $ 6,532     4.14%   $154,981    $ 7,065     4.56%


-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income/Yield                           $ 7,204    3.79%             $ 7,404     4.21%                $6,498     3.90%
===================================================================================================================================
Net Interest Rate Spread                                       3.06%                         3.58%                           3.25%


Notes:
------
(1)-Yield assumes a marginal federal tax rate of 34%
(2)-Includes deferred fees, Visa Program & nonaccrual loans.

                                    Table II
            Volume & Rate Analysis of Changes in Net Interest Income



                                            2000 vs. 1999                       1999 vs. 1998
-----------------------------------------------------------------------------------------------------
                                        Change     Change                  Change   Change
                                        due to     due to       Total      due to   due to     Total
(Thousands)                             Volume      Rate        Change     Volume    Rate      Change
-----------------------------------------------------------------------------------------------------
Investments:
  Taxable Investments                   (118)        (51)       (169)      542         73        615
  Tax-Exempt Investments                (256)         37        (219)     (195)        (7)      (202)
-----------------------------------------------------------------------------------------------------
Total Investments                       (374)        (14)       (388)      347         66        413
Loans                                   1870         125        1995       963       (401)       562
Interest-bearing Deposits                  0          12          12         0          0          0
Fed Funds Sold                          (182)        134         (48)     (530)       (72)      (602)
=====================================================================================================
Total Interest Earning Assets           1314         257        1571       780       (407)       373

Interest-bearing Deposits:
  Savings Deposits                       501        (531)        (30)       16       (238)      (222)
  NOW Deposits                            10          23          33       126        (46)        80
  CD's >= $100,000                       268         166         434       (27)       (40)       (67)
  CD's less than $100,000                506         314         820      (152)      (248)      (400)
  Money Market Deposit Accounts            4          51          55       (10)        (6)       (16)
-----------------------------------------------------------------------------------------------------
Total Interest-bearing Deposits         1289          23        1312       (47)      (578)      (625)
Fed Funds Purchased                       (3)         11           8        55          0         55
Securities Sold to Repurchase             62          12          74        36          1         37
Other Short Term Borrowings              377           0         377
=====================================================================================================
Total Interest-Bearing Liabilities      1725          46        1771        44       (577)      (533)
Change in Net Interest Income           (411)        211        (200)      736        170        906


Notes:
Changes due to a combination of volume and rates are allocated proportionately to 'Due to Volume' and 'Due to Rates'.

                                    Table III
                              Types of Investments



(Book Values in Thousands)             12/31/00     12/31/99      12/31/98
--------------------------------------------------------------------------
U.S. Treasury Securities                $   500      $ 1,538       $ 4,542
--------------------------------------------------------------------------
U.S. Government Agencies                $ 9,632      $ 9,641       $17,124
--------------------------------------------------------------------------
State and Municipal Governments         $20,926      $21,652       $24,830
--------------------------------------------------------------------------
Other Securities                        $21,918      $22,504       $11,563
==========================================================================
Total                                   $52,976      $55,335       $58,059

                                    Table IV
                     Investment Maturities & Average Yields
                                as of 12/31/2000





                                             One Year or
                                             Less or No    One to Five    Five to Ten   Over Ten
(Thousands)                                    Maturity       Years          Years        Years          Total
---------------------------------------------------------------------------------------------------------------
U.S. Treasury & Agency Securities
  Book Value                                   $2,490        $ 6,146       $ 1,496        $    0        $10,132
  Market Value                                 $2,486        $ 6,107       $ 1,486        $    0        $10,079
  Weighted average yield                         5.92%          5.93%         6.17%         0.00%          5.96%
---------------------------------------------------------------------------------------------------------------
States & Political Subdivisions Securities
  Book Value                                   $1,017        $ 8,717       $10,742        $  450        $20,926
  Market Value                                 $1,021        $ 8,690       $10,753        $  449        $20,913
  Weighted average yield                         7.41%          6.23%         6.71%         6.70%          6.55%
---------------------------------------------------------------------------------------------------------------
Other Securities:
  Book Value                                   $1,532        $11,107       $ 8,194        $1,085        $21,918
  Market Value                                 $1,525        $11,033       $ 7,948        $1,085        $21,591
  Weighted average yield                         5.93%          6.11%         6.30%         7.00%          6.21%
---------------------------------------------------------------------------------------------------------------
Total Securities:
  Book Value                                   $5,039        $25,970       $20,432        $1,535        $52,976
  Market Value                                 $5,032        $25,830       $20,187        $1,534        $52,583
  Weighted average yield                         6.22%          6.11%         6.51%         6.91%          6.30%
---------------------------------------------------------------------------------------------------------------


Notes:
Yields on tax-exempt securities have been computed on a tax-equivalent basis. Average yields on securities held for sale are based on amortized cost.

                                     Table V
                                 Types of Loans





(Thousands)                                     12/31/00     12/31/99      12/31/98     12/31/97      12/31/96
--------------------------------------------------------------------------------------------------------------
Commercial                                      $ 11,279     $ 11,081      $ 11,679     $  9,649      $ 10,744
--------------------------------------------------------------------------------------------------------------
Real Estate - Construction                      $  4,591     $  5,438      $  1,130     $  2,385      $  1,859
--------------------------------------------------------------------------------------------------------------
Real Estate - Mortgage                          $111,956     $ 95,912      $ 82,739     $ 76,541      $ 73,147
--------------------------------------------------------------------------------------------------------------
Installment and Other (includes Visa program)   $ 20,590     $ 18,673      $ 18,697     $ 16,222      $ 15,769
==============================================================================================================
Total                                           $148,416     $131,104      $114,245     $104,797      $101,519



Notes:
Deferred loan costs & fees not included.
Allowance for loan losses not included.

                                    Table VI
                    Loan Maturity Schedule of Selected Loans
                             as of December 31, 2000




                                                     One Year or Less         One to Five Years        Over Five Years
                                                    -------------------------------------------------------------------
                                                     Fixed     Variable       Fixed      Variable      Fixed   Variable
(Thousands)                                           Rate         Rate        Rate          Rate       Rate       Rate
-----------------------------------------------------------------------------------------------------------------------
Commercial                                          $2,375      $ 7,362     $ 1,302       $     0    $   240        $ 0
-----------------------------------------------------------------------------------------------------------------------
Real Estate - Construction                          $    0      $     0     $     0       $     0    $ 4,591        $ 0
-----------------------------------------------------------------------------------------------------------------------
Real Estate - Mortgage                              $1,212      $19,544     $10,411       $38,518    $42,244        $27
-----------------------------------------------------------------------------------------------------------------------
Installment and Other (includes Visa program)       $1,499      $ 9,657     $ 7,580       $     0    $ 1,854        $ 0
-----------------------------------------------------------------------------------------------------------------------
  Totals                                            $5,086      $36,563     $19,293       $38,518    $48,929        $27
-----------------------------------------------------------------------------------------------------------------------



Notes:
Loans with immediate repricing are shown in the 'One Year or Less' category. Variable rate loans are categorized based on their next repricing date.

                                    Table VII
                                  Risk Elements






(Thousands)                                                 12/31/00    12/31/99   12/31/98    12/31/97    12/31/96
-------------------------------------------------------------------------------------------------------------------
Non-accrual Loans                                               $ 25        $  0     $   79      $  126        $ 17
-------------------------------------------------------------------------------------------------------------------
Restructured Loans                                              $  0        $  0     $    0      $    0        $  0
-------------------------------------------------------------------------------------------------------------------
Foreclosed Properties                                           $805        $925     $1,494      $1,379        $629
===================================================================================================================
  Total Non-performing Assets                                   $830        $925     $1,573      $1,505        $646
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Loans past due 90+ days as to principal or
interest payments & accruing interest                           $758        $793     $  232      $  594        $607
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
For non-accrual & restructured loans,
Gross interest income which would have been recorded
under original loan terms for the year ended                    $  2        $  2     $    4      $   17        $  1
--------------------------------------------------------------------------------------------------------------------
For non-accrual & restructured loans, Gross
interest income recorded for the year ended                     $  2        $  2     $    4      $   17        $  1
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Potential problem loans as of year end not
reported above:                                                 $123        $213     $  236      $   74        $106
-------------------------------------------------------------------------------------------------------------------


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

                                   Table VIII
                      Summary of Allowance for Loan Losses



(Dollars in Thousands)
For the year ended                                  12/31/00      12/31/99     12/31/98      12/31/97    12/31/96
=================================================================================================================
Balance, beginning of period                       $  1,198      $  1,012     $    861      $  1,020     $   925

Loans charged off:
                                                   --------------------------------------------------------------
  Commercial                                           ($27)     $      0         ($20)         ($15)        ($5)
                                                   --------------------------------------------------------------
  Real estate - construction                       $      0      $      0     $      0      $      0     $     0
                                                   --------------------------------------------------------------
  Real estate - mortgage                               ($50)         ($59)        ($30)        ($228)      ($200)
                                                   --------------------------------------------------------------
  Installment & Other (including Visa program)         ($17)        ($105)        ($27)        ($125)       ($28)
                                                   --------------------------------------------------------------
Total loans charged off                                ($94)        ($164)        ($77)        ($368)      ($233)
                                                   --------------------------------------------------------------

Recoveries of loans previously charged off:
                                                   --------------------------------------------------------------
  Commercial                                       $      0      $      0     $      6      $      0     $     8
                                                   --------------------------------------------------------------
  Real estate - construction                       $      0      $      0     $      0      $      0     $     0
                                                   --------------------------------------------------------------
  Real estate - mortgage                           $      7      $      0     $      1      $      0     $     0
                                                   --------------------------------------------------------------
  Installment & Other (including Visa program)     $      9      $     15     $     13      $      6     $    15
                                                   --------------------------------------------------------------

Total recoveries                                   $     16      $     15     $     20      $      6     $    23

                                                   --------------------------------------------------------------
Net charge offs                                        ($78)        ($149)        ($57)        ($362)      ($210)

Provision for loan losses                          $    250      $    335     $    208      $    203     $   305

                                                   ==============================================================
Balance, end of period                             $  1,370      $  1,198     $  1,012      $    861     $ 1,020

Average loans outstanding during the period        $141,858      $120,004     $108,221      $103,398     $97,935

Ratio of net charge-offs during the period to
average loans outstanding during the period            0.06%         0.12%        0.05%         0.35%       0.21%




See  Note  1  to  Financial  Statements,   Loans  receivable  paragraph,  for  a
description of the factors which influenced management's determination of the provision charged to operating expense.

                                    Table IX
                   Allocation of the Allowance for Loan Losses

(Dollars in Thousands)


                                   12/31/00              12/31/99            12/31/98           12/31/97             12/31/96
                               ----------------------------------------------------------------------------------------------------
                               Amount    Percent    Amount    Percent    Amount    Percent   Amount    Percent    Amount    Percent
===================================================================================================================================
Commercial                     $   70       5.1%    $   62       5.2%    $   90       8.9%     $ 84       9.8%    $  137      13.4%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate - construction     $   22       1.6%    $   23       1.9%    $    5       0.5%     $  9       1.0%    $    6       0.6%
-----------------------------------------------------------------------------------------------------------------------------------
Real estate - mortgage         $1,037      75.7%    $  920      76.8%    $  758      74.9%     $660      76.6%    $  808      79.2%
-----------------------------------------------------------------------------------------------------------------------------------

Installment & Other
(including Visa program)       $  241      17.6%    $  193      16.1%    $  159      15.7%     $108      12.6%    $   69       6.8%
===================================================================================================================================
Total                          $1,370     100.0%    $1,198     100.0%    $1,012     100.0%     $861     100.0%    $1,020     100.0%
                               ----------------------------------------------------------------------------------------------------

                                     Table X
                            Average Deposits & Rates



                                                2000                     1999                   1998
                                        -----------------------------------------------------------------
                                         Average    Yield/        Average   Yield/       Average   Yield/
(Dollars in Thousands)                   Balance     Rate         Balance    Rate        Balance    Rate
---------------------------------------------------------------------------------------------------------
Non-interest bearing Demand Deposits    $ 22,281     0.00%       $ 20,117    0.00%      $ 18,680    0.00%
---------------------------------------------------------------------------------------------------------
Interest bearing Deposits:
---------------------------------------------------------------------------------------------------------
  NOW Accounts                          $ 26,553     2.92%       $ 26,188    2.84%      $ 21,485    3.08%
---------------------------------------------------------------------------------------------------------
  Regular Savings                       $ 59,200     4.81%       $ 68,334    4.22%      $ 67,981    4.56%
---------------------------------------------------------------------------------------------------------
  Money Market Deposit Accounts         $ 10,978     3.56%       $ 10,864    3.09%      $ 11,205    3.15%
---------------------------------------------------------------------------------------------------------
Time Deposits:
---------------------------------------------------------------------------------------------------------
  CD's $100,000 or more                 $ 15,849     6.20%       $ 11,169    4.92%      $ 11,698    5.27%
---------------------------------------------------------------------------------------------------------
  CD's less than $100,000               $ 48,930     5.60%       $ 39,422    4.87%      $ 42,319    5.48%
---------------------------------------------------------------------------------------------------------
Total Interest bearing Deposits         $161,510     4.79%       $155,977    4.14%      $154,688    4.56%
---------------------------------------------------------------------------------------------------------
Total Average Deposits                  $183,791     4.21%       $176,094    3.65%      $173,368    4.07%
---------------------------------------------------------------------------------------------------------

                                    Table XI
             Maturity Schedule of Time Deposits of $100,000 or more



(Thousands)                12/31/00             12/31/99             12/31/98
==============================================================================
3 months or less            $ 8,793              $ 4,155              $ 2,280
------------------------------------------------------------------------------
3-6 months                  $ 3,456              $ 6,296              $ 5,338
------------------------------------------------------------------------------
6-12 months                 $ 4,195              $ 1,853              $ 2,775
------------------------------------------------------------------------------
Over 12 months              $ 2,455              $ 2,199              $ 2,159
==============================================================================
  Totals                    $18,899              $14,503              $12,552

                                    Table XII
                            Return on Equity & Assets


                                         2000           1999           1998
                                 =============================================
Net Income                          $  1,612,620    $  2,175,378   $  1,930,900

Average Total Assets                $212,916,000    $198,668,000   $196,805,000
------------------------------------------------------------------------------
Return on Assets                             0.8%           1.1%           1.0%
------------------------------------------------------------------------------
Average Equity                      $ 20,115,000    $ 20,024,000   $ 19,658,000
------------------------------------------------------------------------------
Return on Equity                             8.0%          10.9%           9.8%
------------------------------------------------------------------------------

Dividends declared per share        $       0.86    $      0.78    $      0.70
Average Shares Outstanding             1,159,349      1,167,467      1,156,634
Average Diluted Shares Outstanding     1,181,202      1,187,295      1,176,462
Net Income per Share                $       1.39    $      1.86    $      1.67
Net Income per Diluted Share        $       1.37    $      1.83    $      1.64
------------------------------------------------------------------------------
Dividend Payout Ratio                       61.8%          41.8%          41.9%
------------------------------------------------------------------------------
Equity to Assets Ratio                       9.4%          10.1%          10.0%
------------------------------------------------------------------------------

                                                    Table XIII
                                       Interest Rate Sensitivity Analysis
                                                as of 12/31/2000

                                            Within 3                                    Over 5
(Thousands)                                  months     3-12 Months     1-5 Years       Years          Total
                                           ------------------------------------------------------------------
Interest-Bearing Due From Banks                 100              0             0             0            100
Fed Funds Sold                                4,757              0             0             0          4,757
Investments (Market Value)                    1,814          3,218        25,830        21,721         52,583
Loans                                        18,019         21,874        63,924        45,231        149,048
=============================================================================================================
Total Earning Assets                         24,690         25,092        89,754        66,952        206,488

NOW Accounts                                  9,311              0        19,785             0         29,096
MMDA's                                        4,681              0         7,637             0         12,318
Savings                                      36,621              0        22,446             0         59,067
CD's less than $100,000                      22,434         25,476         9,046            24         56,980
CD's >= $100,000                              8,693          7,651         2,555             0         18,899
-------------------------------------------------------------------------------------------------------------
Total Interest Bearing Deposits              81,740         33,127        61,469            24        176,360
Fed Funds Purchased                               0              0             0             0              0
Securities Sold to Repurchase                 2,805              0             0             0          2,805
=============================================================================================================
Total Interest Bearing Liabilities           84,545         33,127        61,469            24        179,165

Rate Sensitive Gap                          (59,855)        (8,036)       28,285        66,928         27,322

Cumulative Gap                              (59,855)       (67,891)      (39,606)       27,322


Note:  Visa Receivables are classified as 'Within 3 Month' Loans.

ITEM 2: PROPERTIES

The Company owns no property, however, its subsidiary, the Bank of Lancaster, owns the following properties free of any encumbrances:


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

  Heathsville Branch       Callao Branch              Bay Trust Company
  Route 360                Route 360 and 202          Main Street
  Heathsville, Virginia    Callao, Virginia           Kilmarnock, Virginia



Through the normal course of business, the Bank maintains an inventory of foreclosed properties known as Other Real Estate Owned, or OREO. This inventory is held at fair value, therefore the Bank expects no losses on these properties. Balances in OREO as of December 31, 2000 were $804,507. Further information regarding Other Real Estate Owned can be found in Notes 1 and 3 of the 2000 Annual Report to Shareholders and is hereby incorporated by reference.

Further information regarding property of the Company is incorporated herein by reference to Note 4 of the Company's 2000 Annual Report to Shareholders, portions of which are included in Exhibit 13.0 of this report.


ITEM 3: LEGAL PROCEEDINGS

The Company is currently not involved in any material legal proceeding other than the ordinary & routine litigation incidental to its business.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company currently has only one classification of common equity outstanding, that being common stock. No established public trading market currently exists for the Company's common stock. No brokerage firm regularly makes a market for the stock, and trades in the Company's stock occur infrequently on a local basis. Accordingly, the quotations set forth below do not necessarily reflect the price that would be paid in an active and liquid market. The Company from time to time, on an informal basis, attempts to match or pair persons who desire to buy and sell the Company's stock. As of December 31, 2000, there were 729 stockholders of record, 518 of which participate in the Company's Dividend Reinvestment Plan. During 2000, the Company issued shares for the Dividend Reinvestment Plan at 100% of market value at the date of acquisition.

A limited number transfers have occurred since year-end in which the price per share was in the range of $35.00 to $35.50. Further market information is as follows:

Common
Equity
Market Data

Sales                                         Sales
Price                                         Price
---------------------------------------------------------------------------------------
2000     High          Low       Dividend     1999       High        Low       Dividend
=======================================================================================
Qtr1    $35.75      $30.00       $0.21       Qtr1       $33.50       $32.50     $0.19
Qtr2     36.00       30.00        0.21       Qtr2        36.00        33.00      0.19
Qtr3     38.00       33.00        0.21       Qtr3        36.00        33.00      0.19
Qtr4     35.75       34.50        0.23       Qtr4        38.00        33.00      0.21

At December 31, 2000, there were 1,161,968 shares of common stock outstanding held by 729 holders of record.

For further information regarding the Company's common equity, refer to Note 9, 10, and 11 of the Annual Report to Shareholders, portions of which are incorporated as Exhibit 13.0 of this report.


ITEM 6: SELECTED FINANCIAL DATA

Selected Financial Data

Years Ended December 31,                                    2000         1999        1998        1997        1996
------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
FINANCIAL CONDITION
Total Assets                                           $  225,170   $  199,773     200,271     169,006     159,333
Total Loans, net of allowance                             147,678      130,432     113,643     104,203     100,711
Total Deposits                                            200,018      177,702     178,269     149,605     142,110
Stockholders' Equity
  before FAS 115                                           21,546       21,135      19,882      18,421      16,833
  after FAS 115                                            21,287       19,706      20,508      18,692      16,785
Average Assets                                            212,916      198,668     196,805     161,831     156,834
Average Loans, net of allowance                           140,596      118,861     107,263     102,662      94,681
Average Deposits                                          183,791      176,094     173,368     144,257     140,755
Average Equity, after FAS 115                              20,115       20,024      19,658      16,844      15,771

RESULTS OF OPERATIONS
Interest Income                                        $   15,356   $   13,937      13,564      12,222      11,628
Interest Expense                                            8,303        6,533       7,065       6,225       6,105
Net Interest Income                                         7,053        7,404       6,499       5,997       5,523
Provision for Loan Losses                                     250          335         208         203         305
Net Interest Income after Provision                         6,803        7,069       6,290       5,794       5,218
Gain/(Loss) on Sales of Investments                            54           35         205           3          54
Noninterest Income net of Securities Gains                  1,718        1,542       1,481       1,186       1,086
Noninterest Expense                                         6,388        5,712       5,488       4,375       3,985
Income before Taxes                                         2,187        2,933       2,488       2,608       2,374
Income Taxes                                                  574          758         557         648         542
Net Income                                                  1,613        2,175       1,931       1,960       1,832

RATIOS
Total Capital to Risk Weighted Assets                        13.6%        15.5%       15.9%       17.1%       18.9%
Tier 1 Capital to Risk Weighted Assets                       12.7%        14.6%       15.1%       16.7%       17.8%
Leverage Ratio                                                8.3%         9.7%        9.0%       10.7%       10.7%
Return on Average Assets                                      0.8%         1.1%        1.0%        1.2%        1.2%
Return on Average Equity                                      8.0%        10.9%        9.8%       10.5%       11.6%
Loan Loss Reserve to Loans                                    0.9%         0.9%        0.9%        0.8%        1.1%
Dividends paid as a percent of Net Income                    61.8%        41.8%       41.9%       36.9%       35.1%
Average Equity as a percent of Average Assets                 9.4%        10.1%       10.0%       10.4%       10.1%

Average shares outstanding                              1,159,349    1,167,467   1,156,634   1,146,438   1,116,396
Average Diluted shares outstanding                      1,181,202    1,187,295   1,176,462   1,162,677   1,127,482

PER SHARE DATA
Basic Earnings per share (EPS)                         $     1.39   $     1.86        1.67        1.71        1.64
Diluted Earnings per share (EPS)                             1.37         1.83        1.64        1.69        1.62
Cash Dividends per share                                     0.86         0.78        0.70        0.63        0.58
Book Value per share
  before FAS 115                                            18.54        18.14       17.07       16.01       14.86
  after FAS 115                                             18.32        16.91       17.61       16.24       14.81

GROWTH RATES
Year end Assets                                              12.7%        -0.2%       18.5%        6.1%        2.0%
Year end Loans                                               13.2%        14.8%        9.1%        3.5%        8.0%
Year end Deposits                                            12.6%        -0.3%       19.2%        5.3%        1.3%
Year end Equity
  before FAS 115                                              1.9%         6.3%        7.9%        9.4%       10.4%
  after FAS 115                                               8.0%        -3.9%        9.7%       11.4%        8.5%
Average Assets                                                7.2%         0.9%       21.6%        3.2%        3.9%
Average Loans, net of allowance                              18.3%        10.8%        4.5%        8.4%        5.1%
Average Deposits                                              4.4%         1.6%       20.2%        2.5%        3.2%
Average Equity                                                0.5%         1.9%       16.7%        6.8%       10.7%
Net Income                                                  -25.9%        12.7%       -1.5%        7.0%       20.2%
Cash Dividends declared                                      10.2%        11.4%       11.1%        8.6%        9.4%
Book Value
  before FAS 115                                              2.2%         6.3%        6.6%        7.7%        7.9%
  after FAS 115                                               8.3%        -4.0%        8.4%        9.7%        6.1%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to the 2000 Annual Report to Shareholders, portions of which are included as Exhibit 13.0 of this report.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of the Company are incorporated herein by reference to the 2000 Annual Report to Shareholders, portions of which are included as Exhibit
13.0 of this report. Certain other financial information is provided in the following tables.

Bay Banks of Virginia, Inc.
Parent Only Balance Sheets

                                                                       Dec 31, 2000   Dec 31, 1999
                                                                       ------------   ------------
ASSETS
Cash and due from banks                                                     194,573      2,113,231
Due from Subsidiaries                                                       569,844              -
Federal funds sold                                                                -              -
Investments (incl unreal G/L)                                                     -              -
Loans                                                                             -              -
Allowance for loan losses                                                         -              -
Premises and equipment                                                      183,446              -
Other real estate owned                                                           -              -
Other assets                                                                316,542              -
Investment In Subsidiary Bank of Lancaster                               18,363,686     17,322,106
Investment in Subsidiary Bay Trust Company                                1,904,755        238,479
Investment In Subsidiary Chesapeake Holdings                                    701            701
Organizational Expenses                                                      23,457         32,254

Total assets                                                             21,557,004     19,706,771

LIABILITIES
Total deposits                                                                    -              -
Fed Funds Purchased                                                               -              -
Other liabilities                                                           317,254            432

Total liabilities                                                           317,254            432

SHAREHOLDERS' EQUITY
Common stock - $5 par value;  Authorized - 5,000,000 shares
Outstanding - 1,158,562 and 1,165,323                                     5,809,841      5,826,617
Additional paid-in capital                                               12,484,650     12,332,403
Retained Earnings                                                         3,204,770      2,976,243
Accumulated other comprehensive income/(loss)                              (259,512)    (1,428,924)

Total shareholders' equity                                               21,239,749     19,706,339

Total liabilities and shareholders' equity                               21,557,004     19,706,771

Bay Banks of Virginia, Inc.
Parent Only Statements of Earnings


                                                          2000       1999        1998
                                                          ----       ----        ----
INTEREST INCOME
Loans receivable (incl fees)                                 -          -           -
Securities                                                   -          -           -
Federal funds sold                                           -          -           -
Total interest income                                        -          -           -

INTEREST EXPENSE
Deposits                                                     -          -           -
Total interest expense                                       -          -           -

NET INTEREST INCOME                                          -          -           -

Provision for loan losses                                    -          -           -

Net interest income after provision                          -          -           -

NONINTEREST INCOME
Income from fiduciary activities                             -          -           -
Other service charges and fees                               -          -           -
Net securities gains                                         -          -           -
Other income                                            43,087          -           -
Dividend Income from Subsidiary                        975,000    850,000   1,352,000
Undistributed Earnings of Bank of Lancaster            632,168  1,377,522     607,601
Undistributed Earnings of Bay Trust                      6,276     (1,521)          -
Undistributed Earnings of Chesapeake Hldgs                   -    (19,686)    (16,773)
Total noninterest income                             1,656,531  2,206,315   1,942,828

NONINTEREST EXPENSES
Salaries and employee benefits                               -          -           -
Occupancy expense                                            -          -           -
Deposit insurance premium                                    -          -           -
Other expense                                           91,432     30,937      11,928
Total noninterest expenses                              91,432     30,937      11,928

Income before income taxes                           1,565,098  2,175,378   1,930,900

Income tax expense                                           -          -           -

NET INCOME                                           1,565,098  2,175,378   1,930,900

Bay Banks of Virginia, Inc.
Parent Only Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------
For the year ended December 31,                                                          2000     1999    1998
==============================================================================================================
(Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                              1,565    2,175   1,931
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
  Equity in undistributed (earnings) losses of subsidiaries                              (637)  (1,356)   (591)
  (Increase) / Decrease in other assets                                                (1,061)   1,421    (170)
  Increase / (Decrease) in other liabilities                                              317        -      23
  Other                                                                                     -        -       -
Net Cash Provided (used) by Operating Activities                                          184    2,240   1,193

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries                                 (900)    (240)    (20)
Sale or repayment of investments in and advances to subsidiaries                            -        -       -
Other                                                                                       -        -       -
Net Cash Provided (used) by Investing Activities                                         (900)    (240)    (20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from subsidiaries                                                    -       17       -
Repayment of advances from subsidiaries                                                     -      (23)      -
Proceeds from issuance of common stock                                                    397      390     434
Payments to repurchase common stock                                                      (262)    (181)      -
Dividends paid                                                                           (997)    (910)   (810)
Other                                                                                    (340)  (1,651)    531
Net Cash Provided (used) by Financing Activities                                       (1,202)  (2,358)    155

Net increase (decrease) in Cash & Cash Equivalents                                     (1,918)    (358)  1,328

Cash & Cash Equivalents at beginning of period                                          2,113    2,471   1,143

Cash & Cash Equivalents at end of period                                                  195    2,113   2,471

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auditors in the last two fiscal years.


PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All required information on the executive officers and directors of the Company is detailed in the Company's 2001 definitive proxy statement for the annual meeting of shareholders ("Definitive Proxy Statement"), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.


ITEM 11: EXECUTIVE COMPENSATION

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on security ownership of certain beneficial owners and management is provided in the Definitive Proxy Statement, and is incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions are detailed in the Definitive Proxy Statement and icincorporated herein by reference.


PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)1. Financial Statements included in Exhibit 13.0, 2000 Annual Report to
            Shareholders:
          Consolidated Balance Sheets - December 31, 2000 and 1999
          Consolidated Statements of Income - Years ended 2000, 1999, and 1998 Consolidated Statements of Changes in Shareholders' Equity
            - Years ended December 31, 2000, 1999, and 1998
          Consolidated Statements of Cash Flows - Years ended December 31, 2000,
            1999, and 1998

     (a)2. Financial Statement Schedules:


          Schedule                                                               Location
          --------                                                               --------

          Table I - Average Balances, Income & Expense, Yields, and Rates......  Part I, Item 1
          Table II - Volume & Rate Analysis of Changes in Net Interest Income..  Part I, Item 1
          Table III - Types of Investments.....................................  Part I, Item 1
          Table IV - Investment Maturities & Average Yields....................  Part I, Item 1
          Table V - Types of Loans.............................................  Part I, Item 1
          Table VI - Loan Maturity Schedule of Selected Loans..................  Part I, Item 1
          Table VII - Risk Elements............................................  Part I, Item 1
          Table VIII - Summary of Allowance for Loan Losses....................  Part I, Item 1
          Table IX - Allocation of the Allowance for Loan Losses...............  Part I, Item 1
          Table X - Average Deposits & Rates...................................  Part I, Item 1
          Table XI - Maturity Schedule of Time Deposits of $100,000 or more....  Part I, Item 1
          Table XII - Return on Equity & Assets................................  Part I, Item 1
          Table XIII - Interest Rate Sensitivity Analysis......................  Part I, Item 1
          Common Equity Market Data............................................  Part II, Item 5
          Selected Financial Data..............................................  Part II, Item 6
          Parent Only Balance Sheets...........................................  Part II, Item 8
          Parent Only Statements of Earnings...................................  Part II, Item 8
          Parent Only Statements of Cash Flows.................................  Part II, Item 8
          Non-Director Executive Officers......................................  Part III, Item 10

     (a)3.  Exhibits:


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

         10.2 1998 Non-Employee Directors Stock Option Plan (incorporated by reference to the previously filed Annual Report on Form 10-K for the year ended December 31, 1999).

         11.0 Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2000 Annual Report to Shareholders.)

         13.0 Portions of the 2000 Annual Report to Shareholders for the year ended December 31, 2000.

         21.0 Subsidiaries of the Company (Incorporated by reference to Note 1 in the 2000 Annual Report to Shareholders.)

         23.0  Consent of Auditors is filed herewith.


     (b)  Reports filed on Form 8K.

          There were no filings on Form 8K during the fourth quarter of 2000.


Item 5.  Other Events

None to report.

                                   SIGNATURES

In accordance with the requirements of Section 13 (or 15d) of the Exchange Act, of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2001.

                          Bay Banks of Virginia, Inc.



                          /s/ Austin L. Roberts, III
                         -----------------------------
                            Austin L. Roberts, III,
                     President and Chief Executive Officer


  In accordance with the requirements of the Exchange Act, this report has been Signed below by the following persons on behalf of the registrant, in the capacities indicated on the 30th day of March 2001.



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


                           /s/ Austin L. Roberts, III
                           --------------------------
                             Austin L. Roberts, III
                               President and CEO


                           /s/ Weston F. Conley, Jr.
                           -------------------------
                             Weston F. Conley, Jr.
                                    Director


                             /s/ William A. Creager
                             ----------------------
                               William A. Creager
                                    Director


                              /s/ Thomas A. Gosse
                              -------------------
                                Thomas A. Gosse
                                    Director


                             /s/ Richard C. Abbott
                            ------------------------
                               Richard C. Abbott
                                   Treasurer


Supplemental Information

The company's Definitive Proxy Statement will be sent to security holders subsequent to the filing of this Form 10-K.