Form 10-Q
period 2001-03-31
BAY BANKS OF VIRGINIA INC
filed 2001-05-15
CIK 1034594

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                                      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,163,419 shares of common stock at March 31, 2001.

                                    FORM 10-Q

                  For the interim period ending MARCH 31, 2001.

                                      INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000...................

         CONSOLIDATED STATEMENTS OF EARNINGS FOR THE
         THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED).............

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND 2000 (UNAUDITED)................................

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
         MARCH 31, 2001 (UNAUDITED), DECEMBER 31, 2000 AND 1999.............

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................

         PARENT ONLY BALANCE SHEETS AS OF
         MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000...................

         PARENT ONLY STATEMENTS OF EARNINGS FOR THE
         THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND 2000.............

         PARENT ONLY STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND 2000 (UNAUDITED)................................


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION...........................................

         FINANCIAL HIGHLIGHTS FOR THE THREE MONTHS ENDED MARCH 31, 2001
         COMPARED TO MARCH 31, 2000 (UNAUDITED).............................

         NET INTEREST INCOME ANALYSIS FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 COMPARED TO MARCH  31, 2000 (UNAUDITED).............

         INTEREST RATE SENSITIVITIY GAP ANALYSIS AS OF MARCH 31, 2001
         (UNAUDITED)........................................................


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........

         RATE SHOCK ANALYSIS OF INTEREST INCOME AND EXPENSE BASED
         ON MARCH 31, 2001 ANNUALIZED (UNAUDITED)...........................


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................

ITEM 5.  OTHER INFORMATION..................................................

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Consolidated Balance Sheets
(Unaudited)                                      March 31, 2001    Dec 31, 2000

ASSETS
Cash and due from banks                               4,882,675       6,638,567
Federal funds sold                                    7,975,000       4,757,000
Investments Available for Sale                       47,869,975      52,582,952
Gross Loans                                         151,169,896     149,047,718
Allowance for loan losses                            (1,455,010)     (1,369,842)
Premises and equipment                                7,023,501       6,778,080
Accrued interest receivable                           1,557,409       1,778,791
Other real estate owned                                 779,313         804,507
Other assets                                          3,961,689       4,151,837

Total assets                                        223,764,448     225,169,610

LIABILITIES
Demand deposits                                      22,992,664      23,657,690
Savings and NOW deposits                            101,142,304     100,481,431
Other time deposits                                  73,134,493      75,878,971
Total deposits                                      197,269,461     200,018,092

Fed Funds Purchased                                           0               0
Securities Sold for Repurchase                        3,244,210       2,805,091
Other liabilities                                     1,213,554       1,059,635

Total liabilities                                   201,727,225     203,882,818

SHAREHOLDERS' EQUITY
Common stock - $5 par value;
  Authorized - 5,000,000 shares                       5,817,097       5,809,841
Additional paid-in capital                            3,930,073       3,887,823
Retained Earnings                                    11,954,144      11,848,640
Accumulated other comprehensive income/(loss)           335,909        (259,512)

Total shareholders' equity                           22,037,223      21,286,792

Total liabilities and shareholders' equity          223,764,448     225,169,610

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Consolidated Statements of Earnings
(Unaudited)
                                            Qtr Ended           Qtr Ended
                                         Mar 31, 2001        Mar 31, 2000

INTEREST INCOME
Loans receivable (incl fees)                3,232,993           2,839,343
Securities                                    728,202             810,663
Federal funds sold                             65,753              16,915
Total interest income                       4,026,948           3,666,921

INTEREST EXPENSE
Deposits                                    2,055,166           1,777,905
Federal funds purchased                             0              20,027
Securities Sold to Repurchase                  33,572               9,450
Total interest expense                      2,088,738           1,807,382

Net Interest Income                         1,938,210           1,859,539

Provision for loan losses                     100,000              70,000

Net interest income after provision         1,838,210           1,789,539

NONINTEREST INCOME
Income from fiduciary activities              246,506             160,500
Service charges on deposit accounts           105,238              83,306
Other service charges and fees                147,642              73,892
Net securities gains                           20,422                (950)
Other income                                   40,057              22,998
Total noninterest income                      559,865             339,746

NONINTEREST EXPENSES
Salaries and employee benefits                984,772             799,669
Occupancy expense                             239,809             169,841
Other expense                                 526,610             544,709
Total noninterest expenses                  1,751,191           1,514,219

Net Income before income taxes                646,884             615,066

Income tax expense                            187,260             172,500

Net Income after income taxes                 459,624             442,566


Average shares outstanding                  1,161,950           1,163,147
Earnings per share                               0.40                0.38

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)


Quarter ended:                                                3/31/2001        3/31/2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      459,624          442,566
Adjustments to reconcile Net Income to Cash:
Depreciation                                                    115,789          135,508
Provision for Loan Losses                                       100,000           70,000
Net (Gain) / Loss on Sale of Securities                          20,422             (950)
(Increase) / Decrease in Accrued Interest Receivable            221,382          109,662
(Increase) / Decrease in Other Assets                          (116,583)        (196,539)
Increase / (Decrease) in Other Liabilities                      153,919        5,742,886

Net Cash Provided / (Used) by Operating Activities              954,553        6,303,133

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of AFS Securities                                           0       (2,134,440)
Proceeds from sales of AFS Securities                         3,978,389          498,750
Proceeds from maturities of AFS Securities                    1,616,318          332,828
(Increase) / Decrease in Loans outstanding                   (2,186,616)      (6,830,452)
(Increase) / Decrease in Fed Sunds Sold                      (3,218,000)        (398,631)
Purchases of Premises and Equipment                            (361,210)         (50,475)
(Increase) / Decrease in Other Real Estate Owned                 74,800           54,186

Net Cash Provided / (Used) in Investing Activities              (96,319)      (8,528,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits         (4,153)      (1,143,770)
Increase / (Decrease) in Time Deposits                       (2,744,478)       1,628,998
Proceeds from issuance of Common Stock                           77,495           98,530
Repurchase of Common Stock                                     (114,500)         (58,511)
Dividends paid                                                 (267,652)        (244,005)
Other                                                           439,162         (181,957)

Net Cash Provided / (Used) in Financing Activities           (2,614,126)          99,285

Net Increase / (Decrease) in Cash & Due from Banks           (1,755,892)      (2,125,816)

Cash & Due From Banks at Beginning of quarter                 6,638,567        5,360,621
Cash & Due From Banks at End of quarter                       4,882,675        3,234,806

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Consolidated Statement of Changes in
Shareholders' Equity
(Unaudited)

                                                                                                 Accumulated
                                                                               Other                 Other
                                             Common          Paid-in          Retained           Comprehensive         Total
                                             Stock           Capital          Earnings           Income/(Loss)         Equity
 Balance on 12/31/98                       5,823,640        3,529,294        10,528,706               626,500        20,508,140

 Comprehensive Income:
 Net Income                                                                   2,175,378                               2,175,378
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $1,058,856                                                                             (2,055,424)       (2,055,424)
                                     -------------------------------------------------------------------------------------------
 Total Comprehensive Income                        -                -         2,175,378            (2,055,424)          119,954

 Dividends paid ($0.78/share)                                                  (910,279)                               (910,279)
 Stock repurchases                           (58,385)        (122,510)         (214,349)                               (395,244)
 Sale of common stock:
   Dividends Reinvested                       56,152          310,127                 -                     -           366,279
   Stock Options exercised                     5,210           18,665            (6,864)                    -            17,011
                                     ===========================================================================================
 Balance on 12/31/99                       5,826,617        3,735,576        11,572,592            (1,428,924)       19,705,861

 Comprehensive Income:
 Net Income                                                                   1,612,620                               1,612,620
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $602,425                                                                                1,169,412         1,169,412
                                     -------------------------------------------------------------------------------------------
 Total Comprehensive Income                        -                -         1,612,620             1,169,412         2,782,032

 Dividends paid ($0.86/share)                                                  (996,885)                               (996,885)
 Stock repurchases                           (84,515)        (177,340)         (339,687)                               (601,542)
 Sale of common stock:
   Dividends Reinvested                       47,739          291,562                 -                     -           339,301
   Stock Options exercised                    20,000           38,025                                       -            58,025
                                     ===========================================================================================
 Balance on 12/31/00                       5,809,841        3,887,823        11,848,640              (259,512)       21,286,792

 Comprehensive Income:
 Net Income                                                                     459,624                                 459,624
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $306,732                                                                                  595,421           595,421
                                     -------------------------------------------------------------------------------------------
 Total Comprehensive Income                        -                -           459,624               595,421         1,055,045

 Dividends paid ($0.23/share)                                                  (267,652)                               (267,652)
 Stock repurchases                           (16,250)         (34,097)          (64,153)                               (114,500)
 Sale of common stock:
   Dividends Reinvested                       11,071           66,424                 -                     -            77,495
   Stock Options exercised                    12,435            9,923           (22,315)                    -                43
                                     ===========================================================================================
 Balance on 3/31/01                        5,817,097        3,930,073        11,954,144               335,909        22,037,223

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant's 2000 Annual Report to Shareholders.

Bay Banks of Virginia, Inc.
Parent Only Balance Sheets
(Unaudited)

                                                                 Mar 31, 2001      Dec 31, 2000
ASSETS
Cash and due from banks                                            687,755           194,573
Due from Subsidiaries                                              187,260           569,844
Federal funds sold                                                    -                 -
Investments (incl unreal G/L)                                         -                 -
Loans                                                                 -                 -
Allowance for loan losses                                             -                 -
Premises and equipment                                             192,895           183,446
Other real estate owned                                               -                 -
Other assets                                                       316,542           316,542
Investment In Subsidiary Bank of Lancaster                      19,121,026        18,363,686
Investment in Subsidiary Bay Trust Company                       1,953,987         1,904,755
Investment In Subsidiary Chesapeake Holdings                           701               701
Organizational Expenses                                             21,258            23,457

Total assets                                                    22,481,424        21,557,004

LIABILITIES
Total deposits                                                        -                 -
Fed Funds Purchased                                                   -                 -
Other liabilities                                                  503,124           317,254

Total liabilities                                                  503,124           317,254

SHAREHOLDERS' EQUITY
Common stock - $5 par value;  Authorized - 5,000,000 shares
Outstanding - 1,163,419 and 1,161,968                            5,817,097         5,809,841
Additional paid-in capital                                      12,526,900        12,484,650
Retained Earnings                                                3,298,394         3,204,770
Accumulated other comprehensive income/(loss)                      335,909          (259,512)

Total shareholders' equity                                      21,978,300        21,239,749

Total liabilities and shareholders' equity                      22,481,424        21,557,004

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Parent Only Statements of Earnings
(Unaudited)

Quarter ending:                                 Mar 31, 2001       Mar 31, 2000

INTEREST INCOME
Loans receivable (incl fees)                       -                  -
Securities                                         -                  -
Federal funds sold                                 -                  -
Total interest income                              -                  -

INTEREST EXPENSE
Deposits                                           -                  -
Total interest expense                             -                  -

NET INTEREST INCOME                                -                  -

Provision for loan losses                          -                  -

Net interest income after provision                -                  -

NONINTEREST INCOME
Income from fiduciary activities                   -                  -
Other service charges and fees                     -                  -
Net securities gains                               -                  -
Other income                                       -                  -
Dividend Income from Subsidiary                 250,000            225,000
Undistributed Earnings of Bank of Lancaster     161,919            211,729
Undistributed Earnings of Bay Trust              49,232               (655)
Undistributed Earnings of Chesapeake Hldgs         -                  -
Total noninterest income                        461,151            436,074

NONINTEREST EXPENSES
Salaries and employee benefits                     -                  -
Occupancy expense                                  -                  -
Deposit insurance premium                          -                  -
Other expense                                    13,407              5,388
Total noninterest expenses                       13,407              5,388

Income before income taxes                      447,744            430,685

Income tax expense                                 -                  -

NET INCOME                                      447,744            430,685

The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Parent Only Statements of Cash Flows
(Unaudited)


Quarter ending                                                                     Mar 31, 2001     Mar 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $  447,744       $  430,686
Adjustments to reconcile Net Income to Net Cash Provided by Operating Activities:
  Equity in undistributed (earnings) losses of subsidiaries                          ($211,151)       ($211,074)
  (Increase) / Decrease in other assets                                             $  375,334         ($86,805)
  Increase / (Decrease) in other liabilities                                        $  185,869       $  174,602
  Other                                                                             $        0       $        0
Net Cash Provided / (Used) by Operating Activities                                  $  797,796       $  307,409

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries                            $        0        ($500,000)
Sale or repayment of investments in and advances to subsidiaries                    $        0       $        0
Other                                                                               $        0       $        0
Net Cash Provided (used) by Investing Activities                                    $        0        ($500,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from subsidiaries                                            $        0       $        0
Repayment of advances from subsidiaries                                             $        0       $        0
Proceeds from issuance of common stock                                              $   99,853       $   98,530
Payments to repurchase common stock                                                  ($136,815)        ($58,511)
Dividends paid                                                                       ($267,652)       ($244,005)
Other                                                                               $        0        ($181,957)
Net Cash Provided (used) by Financing Activities                                     ($304,614)       ($385,943)

Net increase (decrease) in Cash & Cash Equivalents                                  $  493,182        ($578,534)

Cash & Cash Equivalents at beginning of quarter                                     $  194,573       $2,113,231

Cash & Cash Equivalents at end of quarter                                           $  687,755       $1,534,697
================================================================================================================

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Unaudited)

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

Bay Banks of Virginia, Inc.
Financial Highlights
(Unaudited)


Three months ended (Thousands)                                   3/31/01        3/31/00      Change
FINANCIAL CONDITION
Average Assets                                                   223,846        203,033       10.3%
Average Interest-earning Assets                                  206,303        191,786        7.6%
Average Earning Assets to Total Average Assets                      92.2%          94.5%      -2.4%
Period-end Interest-bearing Liabilities                          174,277        165,265        5.5%
Average Interest-bearing Liabilities                             175,138        161,302        8.6%
Average Equity, including FAS 115 adjustment                      21,671         19,734        9.8%
Tier 1 Capital                                                    18,495         19,399        0.3%
Net Risk-weighted Assets                                         147,499        137,968        1.6%
Tier 2 Capital                                                     1,455          1,231        4.5%

RESULTS OF OPERATIONS
Net Interest Income before Provision                               1,938          1,860        4.2%
Net Income                                                           460            442        3.9%
Annualized Yield on Average Interest-earning Assets                 7.93%          7.76%       2.2%
Annualized Cost on Average Interest-bearing Liabilities             4.69%          4.48%       4.7%
Annualized Net Yield on Average Interest-earning Assets             3.88%          3.99%      -2.8%
Annualized Net Interest Rate Spread                                 3.24%          3.27%      -0.9%

RATIOS
Total Capital to Risk-weighted Assets (10% min)                     13.5%          15.0%      -1.0%
Tier 1 Capital to Risk-weighted Assets (6% min)                     12.5%          14.1%      -1.2%
Leverage Ratio (5% min)                                              8.4%           9.6%      -9.0%
Annualized Return on Average Assets                                  0.8%           0.9%      -5.7%
Annualized Return on Average Equity                                  8.5%           9.0%      -5.3%

Period-end shares outstanding                                  1,163,419      1,164,463       -0.1%
Average shares outstanding                                     1,161,950      1,163,147       -0.1%

PER SHARE DATA
Basic Earnings per average share (EPS) (three months)               0.40           0.38        5.3%
Cash Dividends per average share (three months)                     0.23           0.21        9.5%
Book Value per share
  before Accumulated Comprehensive Income/Loss                     18.65          18.29        2.0%
  after Accumulated Comprehensive Income/Loss                      18.94          16.97       11.6%


EARNINGS SUMMATION

     For the three months ended March 31, 2001, net income was $460 thousand as compared to $443 thousand for the comparable period in 2000, an increase of 3.9%. Earnings per average share for the first three months of 2001 were $.40 as compared to $.38 for the first three months of 2000. Return on average equity was 8.5% for the first three months of 2001 as compared to 9.0% for the first three months of 2000, a decrease of 5.3%. Return on average assets was 0.8% for the first three months of 2001 as compared to 0.9% for the first three months of 2000, a decrease of 5.7%. Net interest income before the provision for loan loss for the first three months of 2001 was $1,938 thousand as compared to $1,860 thousand for the first three months of 2000, an increase of 4.2%. Average interest-earning assets totaled $206.3 million for the first three months of 2001 as compared to $191.8 million for the first three months of 2000, an increase of 7.6%. Average interest-bearing liabilities totaled $175.1 million for the first three months of 2001 as compared to $161.3 million for the first three months of 2000, an increase of 8.6%. The annualized yield on average interest-earning assets for the first three months of 2001 was 7.9% as compared to 7.8% for the first three months of 2000. The annualized yield (cost) on interest-bearing liabilities for the first three months of 2001 was 4.7% as compared to 4.5% for the first three months of 2000, an increase of 4.7%. Average interest-earning assets as a percent of total average assets was 92.2% for the first three months of 2001 as compared to 94.5% for the comparable period of 2000, a decrease of 2.4%. Average total assets for the first three months of 2001 were $223.8 million as compared to $203.0 million for the first three months of 2000, growth of 10.3%.


Bay Banks of Virginia, Inc.
Net Interest Income Analysis
(Unaudited)

                                              -----------------------------------------------------------------------------
(Fully taxable equivalent basis)               Quarter                                Quarter
                                                ended                                  ended
                                              3/31/2001                              3/31/2000
                                              -----------------------------------------------------------------------------
(Thousands)                                    Average      Income/    Annualized     Average    Income/      Annualized
                                               Balance      Expense    Yield/Rate     Balance     Expense     Yield/Rate
                                              -----------------------------------------------------------------------------
INTEREST EARNING ASSETS:
------------------------
Investments (Book Value):
  Taxable Investments                              39,486         597         6.05%       42,821        669          6.25%
  Tax-Exempt Investments (1)                       10,654         126         7.18%       12,815        157          7.43%
---------------------------------------------------------------------------------------------------------------------------
Total Investments                                  50,140         723         6.29%       55,636        826          6.52%

Gross Loans (2)                                   151,562       3,233         8.53%      134,772      2,796          8.30%
Interest-bearing Deposits                             202           2         3.22%          100          -          0.00%
Fed Funds Sold                                      4,400          66         5.98%        1,278         17          5.32%
===========================================================================================================================
  TOTAL INTEREST EARNING ASSETS                   206,304       4,024         7.93%      191,786      3,639          7.76%

INTEREST-BEARING LIABILITIES:
Deposits:
  Savings Deposits                                 58,764         663         4.51%       60,634        681          4.49%
  NOW Deposits                                     29,061         193         2.65%       25,550        182          2.85%
  CD's greater than or equal to $100,000           18,041         277         6.14%       14,341        213          5.94%
  CD's less than $100,000                          56,499         821         5.81%       47,967        614          5.12%
  Money Market Deposit Accounts                    12,773         102         3.19%       10,607         89          3.36%
---------------------------------------------------------------------------------------------------------------------------
Total Deposits                                    175,138       2,056         4.69%      159,099      1,779          4.47%

Fed Funds Purchased                                     -           -         0.00%          298          9          5.45%
Securities Sold to Repurchase                       2,907          34         4.62%        1,906         20          4.20%
Other Short Term Borrowings                             -           -         0.00%            -          -          0.00%
===========================================================================================================================
  TOTAL INTEREST-BEARING LIABILITIES              178,045       2,090         4.69%      161,303      1,808          4.48%

Net Interest Income/Yield on Earning Assets                     1,934         3.88%                   1,831          3.99%
Net Interest Rate Spread                                                      3.24%                                  3.27%

Notes:
(1)-Yield assumes a federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.


         This table shows net interest yield declining to 3.88% from 3.99% for the first quarter of 2001 compared to the first quarter of 2000. However, when comparing the first quarter of 2001 with year-end 2000, the company is experiencing an increase in net interest yield. This is due mainly to the reduction in interest rates by the Federal Reserve Bank.

         Interest-earning assets are comprised mainly of the loan portfolio at $151.2 million and the investment portfolio at $47.9 million. For the three month period ended March 30, 2001, compared to year-end 2000, on a fully tax equivalent basis, tax-exempt investment yields declined to 7.18% from 7.30%, taxable investment yields declined to 6.05% from 6.13%, and total investment yields declined slightly to 6.29% from 6.40 at year-end 2000. In the first three months of 2001, gross loans on average volumes yielded 8.53% as compared to 8.56% for year-end 2000.

         Yields on average interest-bearing deposits comparing the first three months of 2001 to year-end 2000, were as follows. Savings yields were down to 4.51% compared to 4.81%, NOW accounts were down to 2.65% compared to 2.92%, money market demand accounts were down to 3.19% compared 3.56%, certificates of deposit greater than $100 thousand were down to 6.14% compared to 6.20%, and certificates of deposit less than $100 thousand were 5.81% as compared to 5.60% for year-end 2000. The resulting total yields on deposits in March 2001 was down to 4.69% compared to 4.88% at year-end 2000.


INTEREST RATE SENSITIVITY

Bay Banks of Virginia, Inc.
Interest Rate Sensitivity Gap Analysis
(Unaudited)

as of 3/31/2001
(Thousands)                               Within 3           3-12      1-5 Years     Over 5        Total
                                            months         Months                     Years
INTEREST EARNING ASSETS:
Interest-Bearing Due From Banks                144             -             -            -           144
Fed Funds Sold                               7,975             -             -            -         7,975
Debt Securities (Market Value)               1,024         3,239        25,445       16,908        46,616
Loans                                       18,032        27,204        62,682       43,252       151,170
  TOTAL EARNING ASSETS                      27,175        30,443        88,127       60,160       205,905

INTEREST-BEARING LIABILITIES:
NOW Accounts                                 6,798             -        22,759            -        29,557
MMDA's & Savings                            26,486             -        45,099            -        71,585
CD's less than $100,000                     14,217        33,215         8,960            -        56,392
CD's greater than or equal to $100,000       4,274         9,727         2,742            -        16,743
  Total Interest-bearing Deposits           51,775        42,942        79,560            -       174,277

Fed Funds Purchased                              -             -             -            -             -
Securities Sold to Repurchase                3,244             -             -            -         3,244
Other Short Term Borrowings                      -             -             -            -             -
  TOTAL INTEREST-BEARING LIABILITIES        55,019        42,942        79,560            -       177,521

Rate Sensitive Gap                         (27,844)      (12,499)        8,567       60,160        28,384

Cumulative Gap                             (27,844)      (40,343)      (31,776)      28,384


Note:  Visa Receivables are classified as 'Within 3
Month' Loans.



         Rising interest rate trends throughout 2000 resulted in a narrowing spread in net interest margins within the Bank during the prior year and into the first quarter of 2001. As of March 31, 2001, the Bank had interest-earning assets that mature within 3 months totaling $27.2 million, in 3-12 months totaling $30.4 million, in 1-5 years totaling $88.2 million, and over 5 years totaling $60.2 million. In comparison, interest-bearing liabilities maturing within 3 months totaled $55.0 million, in 3-12 months totaled $42.9 million, in 1-5 years totaled $79.6 million, and over 5 years totaled $0. The resulting short-term liability sensitivity resulted in deposit rates changing more rapidly than loan rates throughout 2000 and into the first quarter 2001. Rate reductions in the first quarter of 2001 will positively impact net interest spreads as prime-sensitive savings and short-term certificates of deposit reprice downward. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

         In the short term, the Bank will continue to be somewhat liability-sensitive. Subsequently, in the current falling rate environment, deposit rates are decreasing faster than loan rates which will continue to positively impact the net interest margin.


LIQUIDITY

         The company maintains adequate short-term assets to meet the company's liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On March 31, 2001, federal funds sold totaled $8.0 million and securities maturing in one year or less totaled $1.0 million, for a total pool of $9.0 million. The liquidity ratio as of March 31, 2001 was 27.88% as compared to 28.96% as of December 31, 2000. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold. Management, through historical analysis, has deemed 15% an adequate liquidity ratio.


CAPITAL RESOURCES

         From December 31, 2000, to March 31, 2001, total shareholder's equity has grown by 3.5%. It is impacted by unrealized gains on securities in the amount of $335,909, as of March 31, 2001. There were unrealized losses on December 31, 2000 of $259,912. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholder's equity. Shareholder's equity before unrealized gains or losses was $21.7 million on March 31, 2001, and $21.5 million on December 31, 2000. This represents an increase of $155 thousand or
 .72% during the three- month period.

         Book value per average share for the first three months of 2001, compared to the same period in 2000, grew to $18.94 from $16.97, an increase of 11.6%. Book value per average share before accumulated comprehensive income for the first three months of 2001 compared to the same period in 2000 grew to $18.65 from $18.29, an increase of 2.0%. Cash dividends paid for the three months ended March 31, 2001, were $268 thousand, or $0.23 per average share, compared to $244 thousand, or $0.21 per average share, for the comparable period ended March 31, 2000, an increase of 9.5%. Total shares outstanding on March 31, 2001, were 1,163,419, compared to 1,164,463 on March 31, 2000. Average shares outstanding for the three months ended March 31, 2001 were 1,161,950, compared to 1,163,147, for the comparable period ended March 31, 2000.
The Company began a share repurchase program in August of 2000 and has continued the program into 2001. The company has implemented a share repurchase plan not to exceed 40,000 shares.

         The Company is subject to minimum regulatory capital ratios as defined by FFIEC guidelines. As of March 31, 2001 the Company maintained Tier 1 capital of $18.5 million, net risk weighted assets of $147.5 million, and Tier 2 capital of $1.5 million. The Tier 1 capital to risk weighted assets ratio was 12.5%, the total capital ratio was 13.5%, and the tier 1 leverage ratio was 8.4%. These ratios continue to be well in excess of regulatory minimums. Please refer to the Financial Highlights Table.


FINANCIAL CONDITION

         Total assets on March 31, 2001 compared to December 31, 2000, have decreased 0.6% during the first three months of 2001. Cash and cash equivalents totaled $4.9 million on March 31, 2001 compared to $6.6 million at year-end 2000.

         During the three months ended March 31, 2001, total loans increased by 1.4%. During the same three-month period, real estate mortgage loans increased 1.8% to $119.0 million, commercial loans increased 5.6% to $11.9 million, and installment loans decreased .9% to $11.6 million. Real estate lending continues to be the main area of growth in the loan portfolio, although commercial lending has begun to improve. Current local market conditions are favorable for a continued trend through 2001.

         For the three months ended March 31, 2001, the Company charged off loans totaling $16.0 thousand. For the comparable period in 2000, total loans charged off were $38.1 thousand. The Company maintained $779 thousand of other real estate owned, or "OREO," as of March 31, 2001. As of year-end 2000, the balance was $805 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

         Increases in the provision for loan losses amounted to $100,000 through the first three months, and the allowance for loan losses as of March 31, 2001, was $1,455,010. The allowance for loan losses, as a percentage of average total loans through the first three months of 2001 was .96%.

         As of March 31, 2001, there were $19.8 thousand of loans on non-accrual status. There were no loans on non-accrual status as of March 31, 2000. Loans still accruing interest but delinquent for 90 days or more were $611.2 thousand on March 31, 2001, as compared to $485.0 thousand on March 31, 2000.

         The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of March 31, 2001, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         As of March 31, 2001, investment securities totaled $47.9 million at book value. This compares with December 2000 book value of $52.6 million. This represents a decrease of 8.9% during the three months ended March 31, 2001. The investment portfolio represents 21.4% of total assets and 23.1% of earning assets. The investment portfolio is maintained entirely at market value under Financial Accounting Standard rule 115, "FAS 115." FAS 115 requires that the Company classify its investment portfolio in any combination of held-for-trading, held-to-maturity, or available-for-sale. Investments classified as held-for-trading must recognize gains or losses at market value in the current period's statement of earnings. Investments held-for-trading are considered short term investments and are not intended to be held to call or maturity. Investments classified as held-to-maturity require no recognition of change in market value, however, the investments must be held to call or maturity, and therefore cannot be sold prior to such time. Investments that are classified as available-for-sale are valued each accounting period. This valuation is known as `marking to market' the investment portfolio. The market value adjustment is then applied to the individual investment types, and the tax-effected adjustment is applied to shareholder's equity. This tax-effected adjustment to shareholder's equity is classified as Comprehensive Income on the Statement of Changes in Shareholder's Equity. The Company's investment portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market. The resulting accumulated adjustment to book value as of March 31, 2001 was an unrealized gain of $595 thousand. The corresponding accumulated adjustment to shareholders' equity was $336 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2001.

         As of March 31, 2001 total deposits were $197.3 million. Compared to $200.0 at year-end 2000, balances have declined 1.4%. Comparing types of deposit balances on March 31, 2001 to year-end 2000 results in the following, non-interest-bearing demand deposits increased by 2.8% to $23.0 million, savings and NOW accounts increased by 0.6% to $101.1 million, and other time deposits decreased by 3.6% to $73.1 million.


RESULTS OF OPERATIONS

NON INTEREST INCOME

         Non-interest income for the first three months of 2001 totaled $559,865 compared to $339,746 for the same period in 2000. This is an increase of 64.8%. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other service charges and fees, gains on the sale of securities, and other income. Of these categories, fiduciary activities contributed the majority at $246,506. Service charges on deposit accounts contributed $105,238. Other service charges and fees contributed $187,699. For the first three months of 2000, these totals were $160,500, $83,306, and $96,890, respectively.

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


NON INTEREST EXPENSE
         Non-interest expenses totaled $1.8 million during the first three months of 2001 as compared to $1.5 million for the same period in 2000, an increase of 15.6%. Non-interest expenses include salaries and benefits, occupancy expense, and other operating expense. Of these categories, salaries and benefits are the major expense. Through the three months ended March 31, 2001, salary and benefit expense was $984.8 thousand, occupancy expense was $239.8 thousand, and other operating expense was $526.6 thousand. For 2000, the totals were $799.7 thousand, $169.8 thousand, and $544.7 thousand, respectively.

         Much of this increase is due to the Bank's acquisition of two new branches in the fourth quarter of 2000.

         Bank of Lancaster began the renovation of its existing operations center at 23 West Church Street in Kilmarnock in August of 2000. The renovation will result in the addition of approximately 4000 square feet of office space for operations and administration. This renovation will be complete in the second quarter of 2001, and will result in additional occupancy expense.

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

Rate Shock Analysis of
Interest Income and Expense
as of March 31, 2001
(Unauditied)
(in thousands)

Rate Change                          -300 bp      -200 bp      -100 bp         0 bp     +100 bp      +200 bp      +300 bp
Interest Income:
Fed Funds Sold                           349          392          435          478         522          565          608
Loans                                 12,179       12,450       12,719       12,951      13,165       13,375       13,587
Securities                             2,877        2,899        2,921        2,941       2,960        2,961        2,970
Total Interest Income                 15,405       15,741       16,075       16,370      16,647       16,901       17,165

Interest Expense:
Deposits                               6,987        7,377        7,766        8,156       8,540        8,924        9,303
Fed Funds & Borrowing                     95          112          130          147         165          182          200
Total Interest Expense                 7,082        7,489        7,896        8,303       8,705        9,106        9,508

Net Interest Income                    8,323        8,252        8,179        8,067       7,942        7,795        7,657
Difference from 0 bp                     256          185          112            -       (125)        (272)        (410)


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

         As shown, the company estimates that a 100 bp reduction in the current prime rate would result in $112 thousand of incremental net interest income to the Bank over twelve months. Similarly, an increase in the current prime rate by 100 bp results in an estimated $125 thousand of incremental loss.

PART II.

ITEM 1. LEGAL PROCEEDINGS

None to report.


ITEM 2. CHANGES IN SECURITIES

None to report.


ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.


ITEM 5. OTHER INFORMATION

None to report.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index:
      ( 3)(i)(ii)       Articles of Incorporation and Bylaws.              N/A
      ( 4)(i)           Rights of Holders.                                 N/A
      (10)(ii)(A)       Material Contracts.                                N/A
      (11)              Statement: Computation of Earnings per Share       N/A
      (15)              Letter: Unaudited financial information            N/A
      (18)              Letter:  Change in accounting principals           N/A
      (19)              Report furnished to security holders               N/A
                        Published report regarding matters submitted
                        to a vote of security holders                      N/A
      (23)              Consent of council                                 N/A
      (24)              Power of Attorney                                  N/A
      (99)              Additional Exhibits                                N/A

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


                              Bay Banks of Virginia, Inc.
                              ---------------------------
                                (Registrant)

5/14/2001                     /s/ Austin L. Roberts, III
                              --------------------------
                              President and
                              Chief Executive Officer


5/14/2001                     /s/ Richard C. Abbott
                              ---------------------
                              Treasurer