Form 10-Q
period 2001-06-30
BAY BANKS OF VIRGINIA INC
filed 2001-08-14
CIK 1034594

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
        such filing requirements for the past 90 days   X  yes   _____no

                                     -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,156,279 shares of common stock on July 31, 2001.

                                   FORM 10-Q

                  For the interim period ending JUNE 30, 2001.

                                     INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31,
         2000.......................................................................

         CONSOLIDATED STATEMENTS OF EARNINGS FOR THE SIX MONTHS ENDED JUNE 30,
         2001 AND 2000 (UNAUDITED)..................................................

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
         2001 AND 2000 (UNAUDITED)..................................................

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY JUNE 30, 2001
         (UNAUDITED), DECEMBER 31, 2000 AND 1999....................................

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................

         PARENT ONLY BALANCE SHEETS AS OF JUNE 30, 2001 (UNAUDITED) AND DECEMBER
         31, 2000...................................................................

         PARENT ONLY STATEMENTS OF EARNINGS FOR THE SIX MONTHS ENDED JUNE 30,
         2001 (UNAUDITED) AND 2000..................................................

         PARENT ONLY STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
         2001 AND 2000 (UNAUDITED)..................................................


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION...................................................

         FINANCIAL HIGHLIGHTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO
         JUNE 30, 2000 (UNAUDITED)..................................................

         NET INTEREST INCOME ANALYSIS FOR THE SIX MONTHS ENDED JUNE 30, 2001
         COMPARED TO JUNE 30, 2000 (UNAUDITED)......................................

         INTEREST RATE SENSITIVITIY GAP ANALYSIS AS OF JUNE 30, 2001 (UNAUDITED)....


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................

         RATE SHOCK ANALYSIS OF INTEREST INCOME AND EXPENSE BASED ON JUNE 30,
         2001 ANNUALIZED (UNAUDITED)................................................


PART II  OTHER INFORMATION..........................................................

ITEM 1.  LEGAL PROCEEDINGS..........................................................

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................

ITEM 5.  OTHER INFORMATION..........................................................

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Consolidated Balance Sheets
(Unaudited)




                                                                  June 30, 2001                Dec 31, 2000
ASSETS
Cash and due from banks                                              7,609,938                   6,638,567
Federal funds sold                                                   3,801,000                   4,757,000
Investments Available for Sale                                      48,839,202                  52,582,952
Gross Loans                                                        150,639,041                 149,047,718
Allowance for loan losses                                           (1,500,192)                 (1,369,842)
Premises and equipment                                               7,122,784                   6,778,080
Accrued interest receivable                                          1,608,095                   1,778,791
Other real estate owned                                                773,313                     804,507
Other assets                                                         3,935,441                   4,151,837

Total assets                                                       222,828,622                 225,169,610

LIABILITIES
Demand deposits                                                     25,930,120                  23,657,690
Savings and NOW deposits                                            97,591,431                 100,481,431
Other time deposits                                                 72,931,644                  75,878,971
Total deposits                                                     196,453,195                 200,018,092

Fed Funds Purchased                                                          0                           0
Securities Sold for Repurchase                                       3,340,358                   2,805,091
Other liabilities                                                      958,093                   1,059,635

Total liabilities                                                  200,751,646                 203,882,818

SHAREHOLDERS' EQUITY
Common stock - $5 par value;
  Authorized - 5,000,000 shares                                      5,797,150                   5,809,841
Additional paid-in capital                                           3,931,573                   3,887,823
Retained Earnings                                                   11,925,715                  11,848,640
Accumulated other comprehensive income/(loss)                          422,538                    (259,512)

Total shareholders' equity                                          22,076,976                  21,286,792

Total liabilities and shareholders' equity                         222,828,622                 225,169,610

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Consolidated Statements of Earnings
(Unaudited)


                                                         Qtr Ended      Qtr Ended    Year-to-date  Year-to-date
                                                        Jun 30, 2001  Jun 30, 2000   Jun 30, 2001  Jun 30, 2000
INTEREST INCOME
Loans receivable (incl fees)                              3,138,572     3,042,440      6,371,565     5,881,783
Securities                                                  670,943       781,690      1,399,145     1,592,353
Federal funds sold                                           75,168        22,646        140,921        35,815
Total interest income                                     3,884,683     3,846,776      7,911,631     7,509,951

INTEREST EXPENSE
Deposits                                                  1,847,861     1,852,919      3,903,027     3,630,824
Federal funds purchased                                           0        41,686              0        51,136
Securities Sold to Repurchase                                24,431        32,380         58,003        52,407
Other short Term Borrowings                                       0       100,871              0       100,871
Total interest expense                                    1,872,292     2,027,856      3,961,030     3,835,238

Net Interest Income                                       2,012,391     1,818,920      3,950,601     3,674,713

Provision for loan losses                                    75,000        60,000        175,000       130,000

Net interest income after provision                       1,937,391     1,758,920      3,775,601     3,544,713

NONINTEREST INCOME
Income from fiduciary activities                            183,045       158,042        429,551       322,288
Service charges on deposit accounts                         116,118        92,962        221,356       176,268
Other service charges and fees                              185,253       118,598        332,895       192,490
Net securities gains                                              0        (3,450)        20,422        (4,400)
Other income                                                 12,466        89,509         52,523       112,507
Total noninterest income                                    496,882       455,661      1,056,747       799,153

NONINTEREST EXPENSES
Salaries and employee benefits                              993,605       829,734      1,978,377     1,629,403
Occupancy expense                                           240,881       175,731        480,690       345,572
Other expense                                               678,516       631,218      1,205,126     1,174,831
Total noninterest expenses                                1,913,002     1,636,683      3,664,193     3,149,806

Net Income before income taxes                              521,271       577,898      1,168,155     1,194,060

Income tax expense                                          137,000       161,500        324,260       334,000

Net Income after income taxes                               384,271       416,398        843,895       860,060
Average shares outstanding                                1,162,012     1,158,437      1,162,064     1,160,875
Earnings per share                                             0.33          0.36           0.73          0.74

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)




Six months ended:                                                       6/30/2001     6/30/2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                843,895       860,060
Adjustments to reconcile Net Income to Cash:
Depreciation                                                              256,155       204,374
Provision for Loan Losses                                                 175,000       130,000
Net (Gain) / Loss on Sale of Securities                                    20,422        (4,400)
(Increase) / Decrease in Accrued Interest Receivable                      170,697       (93,971)
(Increase) / Decrease in Other Assets                                    (134,963)     (566,970)
Increase / (Decrease) in Short Term Borrowings                                  0    16,135,367
Increase / (Decrease) in Other Liabilities                               (101,542)       44,730

Net Cash Provided / (Used) by Operating Activities                      1,229,663    16,709,190

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of AFS Securities                                            (3,176,690)   (2,134,440)
Proceeds from sales of AFS Securities                                   5,978,390     2,115,300
Proceeds from maturities of AFS Securities                              1,955,035     1,038,471
(Increase) / Decrease in Loans outstanding                             (1,635,973)  (12,509,309)
(Increase) / Decrease in Fed Sunds Sold                                   956,000    (1,803,163)
Purchases of Premises and Equipment                                      (600,859)     (754,694)
(Increase) / Decrease in Other Real Estate Owned                           31,194       112,587

Net Cash Provided / (Used) in Investing Activities                      3,507,098   (13,935,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits                 (617,570)     (126,247)
Increase / (Decrease) in Time Deposits                                 (2,947,327)     (242,450)
Proceeds from issuance of Common Stock                                    152,472       189,735
Repurchase of Common Stock                                               (383,074)     (189,756)
Dividends paid                                                           (534,951)     (487,238)
Other                                                                     565,060      (351,136)

Net Cash Provided / (Used) in Financing Activities                     (3,765,390)   (1,207,092)

Net Increase / (Decrease) in Cash & Due from Banks                        971,371     1,566,850

Cash & Due From Banks at Beginning of period                            6,638,567     5,360,621
Cash & Due From Banks at End of period                                  7,609,938     6,927,471

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Consolidated Statement of Changes in
 Shareholders' Equity
(Unaudited)

                                                                                                Accumulated
                                                                                   Other           Other
                                                      Common       Paid-in       Retained      Comprehensive      Total
                                                      Stock        Capital       Earnings      Income/(Loss)     Equity

 Balance on 12/31/98                              5,823,640     3,529,294     10,528,706           626,500   20,508,140

 Comprehensive Income:
 Net Income                                                                    2,175,378                      2,175,378
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $1,058,856                                                                          (2,055,424)  (2,055,424)
                                                -----------------------------------------------------------------------
 Total Comprehensive Income                               -             -      2,175,378        (2,055,424)     119,954

 Dividends paid ($0.78/share)                                                   (910,279)                      (910,279)
 Stock repurchases                                  (58,385)     (122,510)      (214,349)                      (395,244)
 Sale of common stock:
   Dividends Reinvested                              56,152       310,127              -                 -      366,279
   Stock Options exercised                            5,210        18,665         (6,864)                -       17,011
                                                =======================================================================
 Balance on 12/31/99                              5,826,617     3,735,576     11,572,592        (1,428,924)  19,705,861

 Comprehensive Income:
 Net Income                                                                    1,612,620                      1,612,620
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $602,425                                                                             1,169,412    1,169,412
                                                -----------------------------------------------------------------------
 Total Comprehensive Income                               -             -      1,612,620         1,169,412    2,782,032

 Dividends paid ($0.86/share)                                                   (996,885)                      (996,885)
 Stock repurchases                                  (84,515)     (177,340)      (339,687)                      (601,542)
 Sale of common stock:
   Dividends Reinvested                              47,739       291,562              -                 -      339,301
   Stock Options exercised                           20,000        38,025                                -       58,025
                                                =======================================================================
 Balance on 12/31/00                              5,809,841     3,887,823     11,848,640          (259,512)  21,286,792

 Comprehensive Income:
 Net Income                                                                      843,895                        843,895
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $351,359                                                                               682,050      682,050
                                                -----------------------------------------------------------------------
 Total Comprehensive Income                               -             -        843,895           682,050    1,525,945

 Dividends paid ($0.46/share)                                                   (534,952)                      (534,952)
 Stock repurchases                                  (56,005)     (117,516)      (209,553)                      (383,074)
 Sale of common stock:
   Dividends Reinvested                              22,129       130,343              -                 -      152,472
   Stock Options exercised                           21,185        30,923        (22,315)                -       29,793
                                                =======================================================================
 Balance on 6/30/01                               5,797,150     3,931,573     11,925,715           422,538   22,076,976

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


Bay Banks of Virginia, Inc.
Parent Only Balance Sheets
(Unaudited)


                                                                      Jun 30, 2001   Dec 31, 2000
ASSETS
Cash and due from banks                                                   166,862       194,573
Due from Subsidiaries                                                     305,660       569,844
Federal funds sold                                                              -             -
Investments (incl unreal G/L)                                                   -             -
Loans                                                                           -             -
Allowance for loan losses                                                       -             -
Premises and equipment                                                    187,931       183,446
Other real estate owned                                                         -             -
Other assets                                                              326,278       316,542
Investment In Subsidiary Bank of Lancaster                             19,411,514    18,363,686
Investment in Subsidiary Bay Trust Company                              1,915,544     1,904,755
Investment In Subsidiary Chesapeake Holdings                                  701           701
Organizational Expenses                                                    19,058        23,457

Total assets                                                           22,333,548    21,557,004

LIABILITIES
Total deposits                                                                  -             -
Fed Funds Purchased                                                             -             -
Other liabilities                                                         327,375       317,254

Total liabilities                                                         327,375       317,254

SHAREHOLDERS' EQUITY
Common stock - $5 par value;  Authorized - 5,000,000 shares
Outstanding - 1,159,430 and 1,161,968                                   5,797,150     5,809,841
Additional paid-in capital                                             12,528,400    12,484,650
Retained Earnings                                                       3,258,085     3,204,770
Accumulated other comprehensive income/(loss)                             422,538      (259,512)

Total shareholders' equity                                             22,006,173    21,239,749

Total liabilities and shareholders' equity                             22,333,548    21,557,004

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Parent Only Statements of Earnings
(Unaudited)


                                                         Qtr ended           Qtr ended        Year-to-date        Year-to-date
                                                       Jun 30, 2001         Jun 30, 2000       Jun 30, 2001       Jun 30, 2000
INTEREST INCOME
Loans receivable (incl fees)                                     -                   -                  -                  -
Securities                                                       -                   -                  -                  -
Federal funds sold                                               -                   -                  -                  -
Total interest income                                            -                   -                  -                  -

INTEREST EXPENSE
Deposits                                                         -                   -                  -                  -
Total interest expense                                           -                   -                  -                  -

NET INTEREST INCOME                                              -                   -                  -                  -

Provision for loan losses                                        -                   -                  -                  -

Net interest income after provision                              -                   -                  -                  -

NONINTEREST INCOME
Income from fiduciary activities                                 -                   -                  -                  -
Other service charges and fees                                   -                   -                  -                  -
Net securities gains                                             -                   -                  -                  -
Other income                                                     -              44,392                  -             44,392
Dividend Income from Subsidiary                            270,000             230,000            520,000            455,000
Undistributed Earnings of Bank of Lancaster                203,859             163,609            365,778            376,435
Undistributed Earnings of Bay Trust                        (38,443)             23,489             10,789             22,834
Undistributed Earnings of Chesapeake Hldgs                       -                   -                  -                  -
Total noninterest income                                   435,416             461,490            896,567            898,661

NONINTEREST EXPENSES
Salaries and employee benefits                                   -                   -                  -                  -
Occupancy expense                                                -                   -                  -                  -
Deposit insurance premium                                        -                   -                  -                  -
Other expense                                               63,026              56,973             76,433             62,361
Total noninterest expenses                                  63,026              56,973             76,433             62,361

Income before income taxes                                 372,390             404,517            820,134            836,300

Income tax expense                                               -                   -                  -                  -

NET INCOME                                                 372,390             404,517            820,134            836,300


The accompanying notes are an integral part of these financial statements.

Bay Banks of Virginia, Inc.
Parent Only Statements of Cash Flows
(Unaudited)


Six months ended:                                                                6/30/2001            6/30/2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                        820,134              836,300
Adjustments to reconcile Net Income to Cash:
Undistributed (earnings)/losses of subsidiaries                                  (376,567)            (398,173)
(Increase) / Decrease in Other Assets                                             254,361             (322,283)
Increase / (Decrease) in Other Liabilities                                         10,121                  964
                                                                                ---------           ----------
  Net Cash Provided / (Used) by Operating Activities                              708,049              116,808

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries                                0             (900,000)
Sale or repayment of investments in and advances to subsidiaries                        0                    0
                                                                                ---------           ----------
  Net Cash Provided / (Used) in Investing Activities                                    0             (900,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from subsidiaries                                                0                    0
Repayment of advances from subsidiaries                                                 0                    0
Proceeds from issuance of Common Stock                                            182,265              189,735
Payments to repurchase Common Stock                                              (383,074)            (189,462)
Dividends paid                                                                   (534,951)            (487,239)
Other                                                                                   0             (332,455)
                                                                                ---------           ----------
  Net Cash Provided / (Used) in Financing Activities                             (735,760)            (819,421)

Net Increase / (Decrease) in Cash & Due from Banks                                (27,711)          (1,602,613)

Cash & Due From Banks at Beginning of period                                      194,573            2,113,231
Cash & Due From Banks at End of period                                            166,862              510,618

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


Bay Banks of Virginia, Inc.
Financial Highlights
(Unaudited)


Three months ended (Thousands)                                        6/30/01     6/30/00   Change
FINANCIAL CONDITION
Average Assets                                                        220,717     207,303      6.5%
Average Interest-earning Assets                                       204,220     194,672      4.9%
Average Earning Assets to Total Average Assets                           92.5%       93.9%    -1.5%
Period-end Interest-bearing Liabilities                               170,523     173,531     -1.7%
Average Interest-bearing Liabilities                                  176,018     165,053      6.6%
Average Equity, including FAS 115 adjustment                           21,860      19,739     10.7%
Tier 1 Capital                                                         18,513      19,473     -5.0%
Net Risk-weighted Assets                                              148,354     144,568      2.0%
Tier 2 Capital                                                          1,500       1,256     15.8%

RESULTS OF OPERATIONS
Net Interest Income before Provision                                    3,951       3,675      7.5%
Net Income                                                                844         860     -1.9%
Annualized Yield on Average Interest-earning Assets                      7.87%       7.95%    -1.0%
Annualized Cost of Average Interest-bearing Liabilities                  4.50%       4.65%    -3.2%
Annualized Net Yield on Average Interest-earning Assets                  3.99%       4.02%    -0.7%
Annualized Net Interest Rate Spread                                      3.37%       3.30%     2.1%

RATIOS
Total Capital to Risk-weighted Assets (10% min)                          13.5%       14.3%    -5.4%
Tier 1 Capital to Risk-weighted Assets (6% min)                          12.5%       13.5%    -7.1%
Leverage Ratio (5% min)                                                   8.4%        9.5%   -10.5%
Annualized Return on Average Assets (ROA)                                 0.8%        0.8%    -7.8%
Annualized Return on Average Equity (ROE)                                 7.7%        8.7%   -11.4%

Period-end shares outstanding                                       1,159,430   1,158,562      0.1%
Average shares outstanding                                          1,162,064   1,160,875      0.1%

PER SHARE DATA
Basic Earnings per average share (EPS) (six months)                      0.73        0.74     -2.0%
Cash Dividends per average share (six months)                            0.46        0.42      9.7%
Book Value per share
  before Accumulated Comprehensive Income/Loss                          18.68       18.35      1.8%
  after Accumulated Comprehensive Income/Loss                           19.04       17.04     11.7%



EARNINGS SUMMATION

   For the six months ended June 30, 2001, net income was $844 thousand as compared to $860 thousand for the comparable period in 2000, a decrease of 1.9%. Earnings per average share for the first six months of 2001 were $.73 as compared to $.74 for the first six months of 2000. Return on average equity was 7.7% for the first six months of 2001 as compared to 8.7% for the first six months of 2000, a decrease of 11.4%. Return on average assets remained unchanged at 0.8% for the comparable periods. Net interest income for the first six months of 2001 was $3,951 thousand as compared to $3,675 thousand for the first six months of 2000, an increase of 7.5%. Average interest-earning assets totaled $204.2 million for the first six months of 2001 as compared to $194.7 million for the first six months of 2000, an increase of 4.9%. Average interest-bearing liabilities totaled $176.0 million for the first six months of 2001 as compared to $165.1 million for the first six months of 2000, an increase of 6.6%. The annualized yield on average interest-earning assets for the first six months of 2001 was 7.9% as compared to 8.0% for the first six months of 2000. The annualized yield (cost) on interest-bearing liabilities for the first six months of 2001 was 4.5% as compared to 4.7% for the first six months of 2000, a decrease of 3.2%. Average interest-earning assets as a percent of total average assets was 92.5% for the first six months of 2001 as compared to 93.9% for the comparable period of 2000, a decrease of 1.5%. Average total assets for the first six months of 2001 were $220.7 million as compared to $207.3 million for the first three months of 2000, growth of 6.5%.



Bay Banks of Virginia, Inc.
Net Interest Income Analysis
(Unaudited)


(Fully taxable equivalent basis)              Six months                                     Six months
                                                ended                                          ended
                                               6/30/2001                                     6/30/2000
                                             --------------------------------------------------------------------------------------
(Thousands)                                    Average          Income/     Annualized        Average       Income/      Annualized
                                               Balance          Expense     Yield/Rate        Balance       Expense      Yield/Rate
                                             --------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
------------------------
Investments (Book Value):
  Taxable Investments                           37,977           1,144        6.02%             42,668        1,339          6.28%
  Tax-Exempt Investments (1)                    10,363             246        7.21%             13,055          320          7.42%
----------------------------------------------------------------------------------------------------------------------------------
Total Investments                               48,340           1,390        6.28%             55,723        1,659          6.55%

Gross Loans (2)                                151,120           6,372        8.43%            137,947        5,882          8.53%
Interest-bearing Deposits                          131               2        3.83%                100            -          0.00%
Fed Funds Sold                                   4,630             141        6.09%                569           36          6.29%
==================================================================================================================================
  TOTAL INTEREST EARNING ASSETS                204,221           7,905        7.87%            194,339        7,577          7.95%

INTEREST-BEARING LIABILITIES:
----------------------------
Deposits:
  Savings Deposits                              58,317           1,239        4.25%             60,225        1,394          4.63%
  NOW Deposits                                  28,645             361        2.52%             25,844          374          2.89%
  CD's greater than or equal to $100,000        17,358             515        5.93%             14,671          429          5.85%
  CD's less than $100,000                       56,385           1,601        5.68%             47,335        1,247          5.27%
  Money Market Deposit Accounts                 12,393             187        3.02%             10,742          187          3.48%
----------------------------------------------------------------------------------------------------------------------------------
Total Deposits                                 173,098           3,903        4.51%            158,817        3,631          4.57%

Fed Funds Purchased                                  -               -        0.00%                757           51          6.75%
Securities Sold to Repurchase                    2,921              58        3.97%              2,311           52          4.53%
Other Short Term Borrowings                          -               -        0.00%              3,051          101          6.61%
==================================================================================================================================
  TOTAL INTEREST-BEARING LIABILITIES           176,019           3,961        4.50%            164,936        3,835          4.65%

Net Interest Income/Yield on Earning Assets                      3,944        3.99%                           3,742          4.02%
Net Interest Rate Spread                                                      3.37%                                          3.30%



Notes:
------
(1)-Yield assumes a federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.



     This table shows net interest yield declining to 3.99% from 4.02% for the first six months of 2001 compared to the first six months of 2000. However, when comparing the first six months of 2001 with year-end 2000, the company is experiencing an increase in net interest yield. This is due mainly to the reduction in interest rates by the Federal Reserve Bank.

     Interest-earning assets are comprised mainly of the loan portfolio at $150.6 million and the investment portfolio at $48.8 million. For the six month period ended June 30, 2001, compared to year-end 2000, on a fully tax equivalent basis, tax-exempt investment yields declined to 7.21% from 7.30%, taxable investment yields declined to 6.02% from 6.13%, and total investment yields declined slightly to 6.28% from 6.40% at year-end 2000. In the first six months of 2001, gross loans on average volumes yielded 8.43% as compared to 8.56% for year-end 2000.

     Yields on average interest-bearing deposits comparing the first six months of 2001 to year-end 2000, were as follows. Savings yields were down to 4.25% compared to 4.81%, NOW accounts were down to 2.52% compared to 2.92%, money market demand accounts were down to 3.02% compared 3.56%, certificates of deposit greater than $100 thousand were down to 5.93% compared to 6.20%, and certificates of deposit less than $100 thousand were 5.68% as compared to 5.60% for year-end 2000. The resulting total yields on deposits through June 30, 2001, was down to 4.51% compared to 4.88% at year-end 2000.


INTEREST RATE SENSITIVITY


Bay Banks of Virginia, Inc.
Interest Rate Sensitivity Gap Analysis
(Unaudited)





as of 6/30/2001
(Thousands)                                                      Within 3         3-12                     Over 5
                                                                  months         Months    1-5 Years        Years    Total
Interest-Bearing Due From Banks                                         8             -          -              -        8
Fed Funds Sold                                                      3,801             -          -              -    3,801
Debt Securities (Market Value)                                      3,799         3,399     21,562         18,826   47,586
Loans                                                              40,889        43,219     45,821         20,710  150,639
                                                               -----------------------------------------------------------
  TOTAL EARNING ASSETS                                             48,497        46,618     67,383         39,536  202,034

INTEREST-BEARING LIABILITIES:
NOW Accounts                                                        2,742             -     24,674              -   27,416
MMDA's & Savings                                                   25,965             -     44,211              -   70,176
CD's less than $100,000                                            15,323        30,523     10,537              -   56,383
CD's greater than or equal $100,000                                 5,423         8,690      2,435              -   16,548
                                                               -----------------------------------------------------------
  Total Interest-bearing Deposits                                  49,453        39,213     81,857              -  170,523

Fed Funds Purchased                                                     -             -          -              -        -
Securities Sold to Repurchase                                       3,340             -          -              -    3,340
Other Short Term Borrowings                                             -             -          -              -        -
                                                               -----------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES                               52,793        39,213     81,857              -  173,863

Rate Sensitive Gap                                                 (4,296)        7,405    (14,474)        39,536   28,171

Cumulative Gap                                                     (4,296)        3,109    (11,365)        28,171
Cumulative Rate Sensitive Assets to Rate Sensitive Liabilities       0.92          1.03       0.93           1.16

Note:  Visa Receivables are classified as 'Within 3 Month' Loans.


     Rising interest rate trends throughout 2000 and into the first few months of 2001 resulted in a narrowing spread in net interest margins within the Bank. This was due to short-term liability sensitivity which resulted in deposit rates rising more rapidly than loan rates. Recent rate reductions are positively impacting net interest spreads as prime-sensitive savings and short-term certificates of deposit reprice downward. Also, the short-term liability sensitivity has improved to the more neutral position shown above, making the Bank better positioned for interest rate changes. As of June 30, 2001, the Bank had interest-earning assets that mature within 3 months totaling $48.5 million, in 3-12 months totaling $46.6 million, in 1-5 years totaling $67.4 million, and over 5 years totaling $39.5 million. In comparison, interest-bearing liabilities maturing within 3 months totaled $52.8 million, in 3-12 months totaled $39.2 million, in 1-5 years totaled $81.9 million, and over 5 years totaled $0. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.


LIQUIDITY

     The company maintains adequate short-term assets to meet the company's liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2001, federal funds sold totaled $3.8 million and securities maturing in one year or less totaled $7.2 million, for a total pool of $11.0 million. The liquidity ratio as of June 30, 2001 was 27.7% as compared to 29.0% as of December 31, 2000. Bay Banks of Virginia determines this ratio by dividing net liabilities into the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold.
Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

CAPITAL RESOURCES

     From December 31, 2000, to June 30, 2001, total shareholder's equity has grown by 3.7%. It is impacted by net unrealized gains on securities in the amount of $422,538 as of June 30, 2001. There were unrealized losses on December 31, 2000 of $259,912. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholder's equity. Shareholder's equity before unrealized gains or losses was $21.7 million on June 30, 2001, and $21.5 million on December 31, 2000. This represents an increase of $108 thousand or 0.5% during the six-month period.

     Book value per share on June 30, 2001, compared to June 30, 2000, grew to $19.04 from $17.04, an increase of 11.7%. Book value per share before accumulated comprehensive income on June 30, 2001, compared to June 30, 2000, grew to $18.68 from $18.35, an increase of 1.8%. Cash dividends paid for the six months ended June 30, 2001, were $535 thousand, or $0.46 per average share, compared to $487 thousand, or $0.42 per average share, for the comparable period ended June 30, 2000, an increase of 9.5%. Total shares outstanding on June 30, 2001, were 1,159,430, compared to 1,158,562 on June 30, 2000. Average shares outstanding for the six months ended June 30, 2001, were 1,162,064, compared to 1,160,875, for the comparable period ended June 30, 2000. The Company began a share repurchase program in August of 2000 and has continued the program into 2001. The current share repurchase plan shall not exceed 40,000 shares.

   The Company is subject to minimum regulatory capital ratios as defined by FFIEC guidelines. As of June 30, 2001 the Company maintained Tier 1 capital of $18.5 million, net risk weighted assets of $147.5 million, and Tier 2 capital of $1.5 million. The Tier 1 capital to risk weighted assets ratio was 12.5%, the total capital ratio was 13.5%, and the tier 1 leverage ratio was 8.4%. These ratios continue to be well in excess of regulatory minimums. Please refer to the Financial Highlights Table.


FINANCIAL CONDITION

     As of June 30, 2001, total assets have decreased 1.0% since December 31, 2000. Cash and cash equivalents totaled $7.6 million on June 30, 2001, compared to $6.6 million at year-end 2000.

     During the six months ended June 30, 2001, total loans increased by 1.1%. During the same six-month period, real estate mortgage loans decreased a slight 0.2% to $116.7 million, commercial loans increased 10.6% to $12.5 million, and installment loans increased 0.9% to $11.8 million. Real estate lending has historically been the main area of growth in the loan portfolio, but commercial lending is improving.

     For the six months ended June 30, 2001, the Company charged off loans totaling $55.6 thousand. For the comparable period in 2000, total loans charged off were $74.0 thousand. The Company maintained $773 thousand of other real estate owned, or "OREO," as of June 30, 2001. As of year-end 2000, the balance was $805 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

     Increases in the provision for loan losses amounted to $175,000 through the first six months, and the allowance for loan losses as of June 30, 2001, was $1,500,192. The allowance for loan losses, as a percentage of average total loans through the first six months of 2001 was 1.0%.

     As of June 30, 2001, there were $40.3 thousand of loans on non-accrual status. There were $36.6 thousand of loans on non-accrual status as of June 30, 2000. Loans still accruing interest but delinquent for 90 days or more were $1,386.9 thousand on June 30, 2001, as compared to $750.1 thousand on June 30, 2000.

     The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of June 30, 2001, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

     As of June 30, 2001, investment securities totaled $48.8 million at market value. This compares with December 2000 market value of $52.6 million. This represents a decrease of 7.1% during the six months ended June 30, 2001. The investment portfolio represents 21.9% of total assets and 24.0% of earning assets. The investment portfolio is maintained entirely at market value under Financial Accounting Standard rule 115, "FAS 115." FAS 115 requires that the Company classify its investment portfolio in any combination of held-for-trading, held-to-maturity, or available-for-sale. Investments classified as held-for-trading must recognize gains or losses at market value in the current period's statement of earnings. Investments held-for-trading are considered short term investments and are not intended to be held to call or maturity.

Investments classified as held-to-maturity require no recognition of change in market value, however, the investments must be held to call or maturity, and therefore cannot be sold prior to such time. Investments that are classified as available-for-sale are valued each accounting period. This valuation is known as `marking to market' the investment portfolio. The market value adjustment is then applied to the individual investment types, and the tax-effected adjustment is applied to shareholder's equity. This tax-effected adjustment to shareholder's equity is classified as Comprehensive Income on the Statement of Changes in Shareholder's Equity. The Company's investment portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market. The resulting adjustment to book value as of June 30, 2001 was an unrealized gain of $640.2 thousand.
The corresponding adjustment to shareholders' equity was $422.5 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2001.

     As of June 30, 2001, total deposits were $196.5 million. Compared to $200.0 at year-end 2000, balances have declined 1.8%. Comparing types of deposit balances on June 30, 2001, to year-end 2000 results in the following, non-interest-bearing demand deposits increased by 9.6% to $25.9 million, savings and NOW accounts decreased by 2.9% to $97.6 million, and other time deposits decreased by 3.9% to $72.9 million.


RESULTS OF OPERATIONS

NON INTEREST INCOME

     Non-interest income for the first six months of 2001 totaled $1,057 thousand compared to $799 thousand for the same period in 2000. This is an increase of 32.2%. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other service charges and fees, gains on the sale of securities, and other income. Of these categories, fiduciary activities contributed the majority at $429.6 thousand. Service charges on deposit accounts contributed $221.4 thousand. Other service charges and fees contributed $332.9 thousand. For the first six months of 2000, these totals were $322.3 thousand, $176.3 thousand, and $192.5 thousand, respectively.

     Since January 1, 2000, the trust and fiduciary activities of the Company have been conducted through Bay Trust Company of Virginia, Incorporated, `the Trust Company,' a subsidiary. The Trust Company acquired the assets of the former trust department of the Bank of Lancaster, and formally began operations on that date. The restructuring of the Trust Company into a separate holding company, organized as a non-deposit gathering state member bank, is expected to result in an expanded market area and expanded services within the market area. Over time, management expects the income from fiduciary activities to improve at a rate greater than historically realized.

     Management continues to explore methods of improving fee based services to its customers. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee based services provided to bank customers are among the areas under regular review.


NON INTEREST EXPENSE

     Non-interest expenses totaled $3.664 million during the first six months of 2001 as compared to $3.150 million for the same period in 2000, an increase of 16.3%. Non-interest expenses include salaries and benefits, occupancy expense, and other operating expense. Of these categories, salaries and benefits are the major expense. Through the six months ended June 30, 2001, salary and benefit expense was $1,978.4 thousand, occupancy expense was $480.7 thousand, and other operating expense was $1205.1 thousand. For 2000, the totals were $1,629.4 thousand, $345.6 thousand, and $1,174.8 thousand, respectively. Much of this increase is due to the Bank's acquisition of two branches in the fourth quarter of 2000.

     The Bank began the renovation of its existing operations center at 23 West Church Street in Kilmarnock in August of 2000 and completed it during the second quarter of 2001. The renovation has resulted in the addition of approximately 4000 square feet of office space for operations and administration, and additional occupancy expense.


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


Rate Shock Analysis of Interest
 Income and Expense
as of June 30, 2001
(Unauditied)
(in thousands)



Rate Change                          -300 bp  -200 bp  -100 bp   0 bp   +100 bp   +200 bp   +300 bp

Interest Income:

Fed Funds Sold                           173      194      214     235      255       276       296
Loans                                 12,047   12,250   12,459  12,632   12,804    12,972    13,141
Securities                             2,939    2,959    2,979   2,997    3,005     3,013     3,021
Total Interest Income                 15,159   15,403   15,652  15,864   16,064    16,261    16,458

Interest Expense:
Deposits                               6,553    6,828    7,104   7,379    7,629     7,879     8,129
Fed Funds & Borrowing                    100      105      109     114      118       123       128
Total Interest Expense                 6,653    6,933    7,213   7,493    7,747     8,002     8,257

Net Interest Income                    8,506    8,470    8,439   8,371    8,317     8,259     8,201
Difference from 0 bp                     135       99       68       -      (54)     (112)     (170)


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

     As shown, the company estimates that a 100 bp reduction in the current prime rate would result in $68 thousand of incremental net interest income to the Bank over twelve months. Similarly, an increase in the current prime rate by 100 bp results in an estimated $54 thousand of incremental loss.


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


                                                 Bay Banks of Virginia, Inc.
                                                 ---------------------------
                                                        (Registrant)

8/14/2001                                        /s/ Austin L. Roberts, III
                                                 --------------------------
                                                 President and
                                                 Chief Executive Officer


8/14/2001                                        /s/ Richard C. Abbott
                                                 ---------------------
                                                 Treasurer