Form 10-Q
period 2001-09-30
BAY BANKS OF VIRGINIA INC
filed 2001-11-14
CIK 1034594

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
        such filing requirements for the past 90 days   X  yes         no
                                                     -----      ------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,155,542 shares of common stock on September 30, 2001.

                                   FORM 10-Q

               For the interim period ending September 30, 2001.

                                     INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

         CONSOLIDATED STATEMENTS OF EARNINGS FOR THE
         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY SEPTEMBER 30, 2001 (UNAUDITED), DECEMBER 31, 2000 AND 1999

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PARENT ONLY BALANCE SHEETS AS OF
         SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

         PARENT ONLY STATEMENTS OF EARNINGS FOR THE
         NINE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED) AND 2000

         PARENT ONLY STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         FINANCIAL HIGHLIGHTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000 (UNAUDITED)

         NET INTEREST INCOME ANALYSIS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000 (UNAUDITED)

         INTEREST RATE SENSITIVITIY GAP ANALYSIS AS OF SEPTEMBER 30, 2001 (UNAUDITED)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         RATE SHOCK ANALYSIS OF INTEREST INCOME AND EXPENSE BASED ON SEPTEMBER 30, 2001
         ANNUALIZED (UNAUDITED)


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

Bay Banks of Virginia, Inc.
Consolidated Balance Sheets
(Unaudited)                                September 30, 2001     Dec 31, 2000

ASSETS
Cash and due from banks                          5,534,668           6,638,567
Federal funds sold                              15,657,000           4,757,000
Investments Available for Sale                  48,350,552          52,582,952
Gross Loans                                    153,646,688         149,047,718
Allowance for loan losses                       (1,573,440)         (1,369,842)
Premises and equipment                           7,052,252           6,778,080
Accrued interest receivable                      1,548,316           1,778,791
Other real estate owned                            783,218             804,507
Other assets                                     3,413,355           4,151,837

Total assets                                   234,412,609         225,169,610

LIABILITIES
Demand deposits                                 25,425,886          23,657,690
Savings and NOW deposits                        99,626,777         100,481,431
Other time deposits                             82,052,011          75,878,971
Total deposits                                 207,104,674         200,018,092

Fed Funds Purchased                                      0                   0
Securities Sold for Repurchase                   3,588,028           2,805,091
Other liabilities                                  955,416           1,059,635

Total liabilities                              211,648,118         203,882,818

SHAREHOLDERS' EQUITY
Common stock - $5 par value;
  Authorized - 5,000,000 shares                  5,777,710           5,809,841
Additional paid-in capital                       3,927,342           3,887,823
Retained Earnings                               12,116,185          11,848,640
Accumulated other comprehensive income/(loss)      943,254            (259,512)

Total shareholders' equity                      22,764,491          21,286,792

Total liabilities and shareholders' equity     234,412,609         225,169,610

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Consolidated Statements of Earnings
(Unaudited)


                                                   Qtr Ended      Qtr Ended    Year-to-date  Year-to-date
                                                  Sep 30, 2001  Sep 30, 2000   Sep 30, 2001  Sep 30, 2000

INTEREST INCOME
Loans receivable (incl fees)                         3,245,989     3,111,657      9,617,554     8,993,440
Securities                                             663,627       806,737      2,062,772     2,399,090
Federal funds sold                                      76,855        33,281        217,776        69,096
Total interest income                                3,986,471     3,951,675     11,898,102    11,461,626

INTEREST EXPENSE
Deposits                                             1,727,831     1,940,761      5,630,858     5,571,585
Federal funds purchased                                      0         7,888              0        59,024
Securities Sold to Repurchase                           20,042        30,391         78,045        82,798
Other short Term Borrowings                                  0       223,046              0       323,917
Total interest expense                               1,747,873     2,202,086      5,708,903     6,037,324

Net Interest Income                                  2,238,598     1,749,589      6,189,199     5,424,302

Provision for loan losses                               75,000        60,000        250,000       190,000

Net interest income after provision                  2,163,598     1,689,589      5,939,199     5,234,302

NONINTEREST INCOME
Income from fiduciary activities                       189,524       176,750        619,075       499,038
Service charges on deposit accounts                    106,260        87,936        327,616       264,204
Other service charges and fees                         214,750       155,735        547,645       348,225
Net securities gains                                     1,847          (475)        22,269        (4,875)
Other income                                               355        14,869         52,878       127,376
Total noninterest income                               512,736       434,815      1,569,483     1,233,968

NONINTEREST EXPENSES
Salaries and employee benefits                       1,034,403       865,339      3,012,780     2,494,742
Occupancy expense                                      230,382       188,034        711,072       533,606
Other expense                                          632,499       593,693      1,837,625     1,768,523
Total noninterest expenses                           1,897,284     1,647,066      5,561,477     4,796,871

Net Income before income taxes                         779,050       477,338      1,947,205     1,671,399

Income tax expense                                     223,000       107,000        547,260       441,000

Net Income after income taxes                          556,050       370,338      1,399,945     1,230,399


Average shares outstanding                           1,155,591     1,157,811      1,159,891     1,159,846
Earnings per share                                        0.48          0.32           1.21          1.06

Earnings per share is calculated by dividing Net
Income after income taxes by Average Shares outstanding

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)



Nine months ended:                                                  9/30/2001     9/30/2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                          1,399,945     1,230,399
Adjustments to reconcile Net Income to Cash:
Depreciation                                                          380,701       298,985
Provision for Loan Losses                                             250,000       190,000
Net (Gain) / Loss on Sale of Securities                                22,269         4,875
(Increase) / Decrease in Accrued Interest Receivable                  230,475        25,320
(Increase) / Decrease in Other Assets                                 118,874      (319,519)
Increase / (Decrease) in Short Term Borrowings                                   13,030,924
Increase / (Decrease) in Other Liabilities                           (104,219)      (63,541)

Net Cash Provided / (Used) by Operating Activities                  2,298,045    14,397,443

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of AFS Securities                                        (4,475,531)   (2,882,392)
Proceeds from sales of AFS Securities                               6,430,811     2,364,825
Proceeds from maturities of AFS Securities                          4,077,223     1,625,153
(Increase) / Decrease in Loans outstanding                         (4,645,372)  (14,471,471)
(Increase) / Decrease in Fed Sunds Sold                           (10,900,000)     (162,397)
Purchases of Premises and Equipment                                  (654,871)   (1,024,740)
(Increase) / Decrease in Other Real Estate Owned                       21,289       120,537

Net Cash Provided / (Used) in Investing Activities                (10,146,451)  (14,430,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits              913,542    (4,493,502)
Increase / (Decrease) in Time Deposits                              6,173,040     5,169,126
Proceeds from issuance of Common Stock                                226,022       264,122
Repurchase of Common Stock                                           (580,702)     (213,288)
Dividends paid                                                       (800,125)     (730,217)
Other                                                                 812,730      (717,451)

Net Cash Provided / (Used) in Financing Activities                  6,744,507      (721,210)

Net Increase / (Decrease) in Cash & Due from Banks                 (1,103,899)     (754,252)

Cash & Due From Banks at Beginning of period                        6,638,567     5,360,621
Cash & Due From Banks at End of period                              5,534,668     4,606,369

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Consolidated Statement of Changes in
 Shareholders' Equity
(Unaudited)


                                                                          Accumulated
                                                               Other         Other
                                      Common     Paid-in     Retained    Comprehensive      Total
                                      Stock      Capital     Earnings    Income/(Loss)     Equity

 Balance on 12/31/98                5,823,640   3,529,294   10,528,706         626,500   20,508,140

 Comprehensive Income:
 Net Income                                                  2,175,378                    2,175,378
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $1,058,856                                                      (2,055,424)  (2,055,424)
                                  -----------------------------------------------------------------
 Total Comprehensive Income                 -           -    2,175,378      (2,055,424)     119,954

 Dividends paid ($0.78/share)                                 (910,279)                    (910,279)
 Stock repurchases                    (58,385)   (122,510)    (214,349)                    (395,244)
 Sale of common stock:
   Dividends Reinvested                56,152     310,127            -               -      366,279
   Stock Options exercised              5,210      18,665       (6,864)              -       17,011
                                  =================================================================
 Balance on 12/31/99                5,826,617   3,735,576   11,572,592      (1,428,924)  19,705,861

 Comprehensive Income:
 Net Income                                                  1,612,620                    1,612,620
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $602,425                                                         1,169,412    1,169,412
                                  -----------------------------------------------------------------
 Total Comprehensive Income                 -           -    1,612,620       1,169,412    2,782,032

 Dividends paid ($0.86/share)                                 (996,885)                    (996,885)
 Stock repurchases                    (84,515)   (177,340)    (339,687)                    (601,542)
 Sale of common stock:
   Dividends Reinvested                47,739     291,562            -               -      339,301
   Stock Options exercised             20,000      38,025                            -       58,025
                                  =================================================================
 Balance on 12/31/00                5,809,841   3,887,823   11,848,640        (259,512)  21,286,792

 Comprehensive Income:
 Net Income                                                  1,399,945                    1,399,945
 Net changes in unrealized
   appreciation of available-
   for-sale securities, net of
   taxes of $619,607                                                         1,202,766    1,202,766
                                  -----------------------------------------------------------------
 Total Comprehensive Income                 -           -    1,399,945       1,202,766    2,602,711

 Dividends paid ($0.69/share)                                 (800,125)                    (800,125)
 Stock repurchases                    (86,760)   (183,982)    (309,960)                    (580,702)
 Sale of common stock:
   Dividends Reinvested                33,444     192,578            -               -      226,022
   Stock Options exercised             21,185      30,923      (22,315)              -       29,793
                                  =================================================================
 Balance on 9/30/01                 5,777,710   3,927,342   12,116,185         943,254   22,764,491

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


Bay Banks of Virginia, Inc.
Parent Only Balance Sheets
(Unaudited)



                                                                Sep 30, 2001  Dec 31, 2000
ASSETS
Cash and due from banks                                              393,176       194,573
Due from Subsidiaries                                                 20,260       569,844
Federal funds sold                                                         -             -
Investments (incl unreal G/L)                                              -             -
Loans                                                                      -             -
Allowance for loan losses                                                  -             -
Premises and equipment                                               182,968       183,446
Other real estate owned                                                    -             -
Other assets                                                         268,713       316,542
Investment In Subsidiary Bank of Lancaster                        20,254,790    18,363,686
Investment in Subsidiary Bay Trust Company                         1,905,752     1,904,755
Investment In Subsidiary Chesapeake Holdings                             701           701
Organizational Expenses                                               16,859        23,457

Total assets                                                      23,043,219    21,557,004

LIABILITIES
Total deposits                                                             -             -
Fed Funds Purchased                                                        -             -
Other liabilities                                                    361,411       317,254

Total liabilities                                                    361,411       317,254

SHAREHOLDERS' EQUITY
Common stock - $5 par value;  Authorized - 5,000,000 shares
Outstanding - 1,155,542 and 1,161,968                              5,777,710     5,809,841
Additional paid-in capital                                        12,524,169    12,484,650
Retained Earnings                                                  3,436,675     3,204,770
Accumulated other comprehensive income/(loss)                        943,254      (259,512)

Total shareholders' equity                                        22,681,808    21,239,749

Total liabilities and shareholders' equity                        23,043,219    21,557,004

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Parent Only Statements of Earnings
(Unaudited)


                                               Qtr ended      Qtr ended     Year-to-date   Year-to-date
                                              Sep 30, 2001   Sep 30, 2000   Sep 30, 2001   Sep 30, 2000

INTEREST INCOME
Loans receivable (incl fees)                       -              -              -              -
Securities                                         -              -              -              -
Federal funds sold                                 -              -              -              -
Total interest income                              -              -              -              -

INTEREST EXPENSE
Deposits                                           -              -              -              -
Total interest expense                             -              -              -              -

NET INTEREST INCOME                                -              -              -              -

Provision for loan losses                          -              -              -              -

Net interest income after provision                -              -              -              -

NONINTEREST INCOME
Income from fiduciary activities                   -              -              -              -
Other service charges and fees                     -              -              -              -
Net securities gains                               -              -              -              -
Other income                                  (2,910)         4,673         (2,910)        49,065
Dividend Income from Subsidiary              250,000        250,000        770,000        705,000
Undistributed Earnings of Bank of Lancaster  322,559        134,990        688,337        511,425
Undistributed Earnings of Bay Trust           (9,792)       (11,896)           997         10,938
Undistributed Earnings of Chesapeake Hldgs         -              -              -              -
Total noninterest income                     559,857        377,767      1,456,424      1,276,428

NONINTEREST EXPENSES
Salaries and employee benefits                     -              -              -              -
Occupancy expense                                  -              -              -              -
Deposit insurance premium                          -              -              -              -
Other expense                                 15,686         19,308         92,119         81,669
Total noninterest expenses                    15,686         19,308         92,119         81,669

Income before income taxes                   544,171        358,459      1,364,305      1,194,759

Income tax expense                                 -              -              -              -

NET INCOME                                   544,171        358,459      1,364,305      1,194,759

The accompanying notes are an integral part of these financial statements.


Bay Banks of Virginia, Inc.
Parent Only Statements of Cash Flows
(Unaudited)



Nine months ended:                                                 9/30/2001    9/30/2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                         1,364,305    1,194,759
Adjustments to reconcile Net Income to Cash:
Undistributed (earnings)/losses of subsidiaries                     (689,334)    (522,364)
(Increase) / Decrease in Other Assets                                604,487     (464,813)
Increase / (Decrease) in Other Liabilities                            44,157     (195,163)
                                                                  ----------   ----------
  Net Cash Provided / (Used) by Operating Activities               1,323,615       12,419

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries                   0     (900,000)
Sale or repayment of investments in and advances to subsidiaries           0            0
                                                                  ----------   ----------
  Net Cash Provided / (Used) in Investing Activities                       0     (900,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from subsidiaries                                   0            0
Repayment of advances from subsidiaries                                    0            0
Proceeds from issuance of Common Stock                               255,815      264,122
Payments to repurchase Common Stock                                 (580,702)    (213,288)
Dividends paid                                                      (800,125)    (730,218)
Other                                                                      0     (279,273)
                                                                  ----------   ----------
  Net Cash Provided / (Used) in Financing Activities              (1,125,012)    (958,657)

Net Increase / (Decrease) in Cash & Due from Banks                   198,603   (1,846,238)

Cash & Due From Banks at Beginning of period                         194,573    2,113,231
Cash & Due From Banks at End of period                               393,176      266,993

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


Bay Banks of Virginia, Inc.
Financial Highlights
(Unaudited)



Nine months ended (Thousands)                                 9/30/01     9/30/00   Change
FINANCIAL CONDITION
Average Assets                                                222,252     209,748      6.0%
Average Interest-earning Assets                               205,364     196,432      4.5%
Average Earning Assets to Total Average Assets                   92.4%       93.7%    -1.3%
Period-end Interest-bearing Liabilities                       185,267     171,162      8.2%
Average Interest-bearing Liabilities                          177,024     167,424      5.7%
Average Equity, including FAS 115 adjustment                   22,047      19,862     11.0%
Tier 1 Capital                                                 18,718      19,460     -3.8%
Net Risk-weighted Assets                                      154,290     140,134     10.1%
Tier 2 Capital                                                  1,573       1,287     22.2%

RESULTS OF OPERATIONS
Net Interest Income before Provision                            6,189       5,424     14.1%
Net Income                                                      1,400       1,230     13.8%
Annualized Yield on Average Interest-earning Assets              7.84%       8.00%    -2.0%
Annualized Cost of Average Interest-bearing Liabilities          4.31%       4.80%   -10.2%
Annualized Net Yield on Average Interest-earning Assets          4.13%       3.91%     5.6%
Annualized Net Interest Rate Spread                              3.54%       3.19%    11.0%

RATIOS
Total Capital to Risk-weighted Assets (10% min)                  13.2%       14.8%   -11.1%
Tier 1 Capital to Risk-weighted Assets (6% min)                  12.1%       13.9%   -12.7%
Leverage Ratio (5% min)                                           8.5%        9.1%   - 6.1%
Annualized Return on Average Assets (ROA)                         0.8%        0.8%     0.0%
Annualized Return on Average Equity (ROE)                         8.5%        8.3%     2.4%

Period-end shares outstanding                               1,155,542   1,159,312     -0.3%
Average shares outstanding                                  1,159,891   1,159,846      0.0%

PER SHARE DATA
Basic Earnings per average share (EPS) (nine months)             1.21        1.06     13.8%
Cash Dividends per average share (nine months)                   0.69        0.63      9.5%
Book Value per share
  before Accumulated Comprehensive Income/Loss                  18.88       18.46      2.3%
  after Accumulated Comprehensive Income/Loss                   19.70       17.63     11.7%

Book Value per average share
  before Accumulated Comprehensive Income/Loss                  18.81       18.45      2.0%
  after Accumulated Comprehensive Income/Loss                   19.63       17.62     11.4%



EARNINGS SUMMATION

   For the nine months ended September 30, 2001, net income was $1.4 million as compared to $1.2 million for the comparable period in 2000, an increase of 13.8%. Earnings per average share for the first nine months of 2001 were $1.21 as compared to $1.06 for the first nine months of 2000. Return on average equity was 8.5% for the first nine months of 2001 as compared to 8.3% for the first nine months of 2000, an increase of 2.4%. Return on average assets was 0.8% for the first nine months of 2001, no change compared to the first nine months of 2000. Net interest income for the first nine months of 2001 was $6.2 million as compared to $5.4 million for the first nine months of 2000, an increase of 14.1%. Average interest-earning assets totaled $205.4 million for the first nine months of 2001 as compared to $196.4 million for the first nine months of 2000, an increase of 4.5%. Average interest-bearing liabilities totaled $177.0 million for the first nine months of 2001 as compared to $167.4 million for the first nine months of 2000, an increase of 5.7%. The annualized yield on average interest-earning assets for the first nine months of 2001 was 7.8% as compared to 8.0% for the first nine months of 2000. The annualized yield (cost) on interest-bearing liabilities for the first nine months of 2001 was 4.3% as compared to 4.8% for the first nine months of 2000, a decrease of 10.2%. Average interest-earning assets as a percent of total average assets was 92.4% for the first nine months of 2001 as compared to 93.7% for the comparable period of 2000, a decrease of 1.3%. Average total assets for the first six months of 2001 were $222.3 million as compared to $209.7 million for the first nine months of 2000, growth of 6.0%.


Bay Banks of Virginia, Inc.
Net Interest Income Analysis
(Unaudited)



(Fully taxable equivalent basis)             Nine months ended                                 Nine months ended
                                                 9/30/2001                                       9/30/2000
                                             ---------------------------------------------------------------------------------------
(Thousands)                                         Average      Income/     Annualized            Average      Income/   Annualized
                                                    Balance      Expense     Yield/Rate            Balance      Expense   Yield/Rate
                                             ---------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
------------------------
Investments (Book Value):
  Taxable Investments                                 37,266       1,679         6.01%               42,271     2,002        6.31%
  Tax-Exempt Investments (1)                          10,353         371         7.25%               13,052       480        7.44%
------------------------------------------------------------------------------------------------------------------------------------
Total Investments                                     47,619       2,050         6.28%               55,323     2,482        6.58%

Gross Loans (2)                                      151,548       9,618         8.46%              139,848     8,993        8.57%
Interest-bearing Deposits                                 97           3         4.14%                  100         -        0.00%
Fed Funds Sold                                         6,101         218         4.76%                1,073        69        6.44%
====================================================================================================================================
  TOTAL INTEREST EARNING ASSETS                      205,365      11,889         7.84%              196,344    11,544        8.00%

INTEREST-BEARING LIABILITIES:
-----------------------------
Deposits:
  Savings Deposits                                    58,246       1,761         4.03%               59,542     2,121        4.75%
  NOW Deposits                                        28,928         510         2.35%               25,987       570        2.93%
  CD's greater than or equal to $100,000              17,360         743         5.71%               14,851       674        6.05%
  CD's less than $100,000                             57,099       2,364         5.52%               46,913     1,917        5.45%
  Money Market Deposit Accounts                       12,352         262         2.83%               10,827       289        3.56%
------------------------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Deposits                      173,985       5,640         4.32%              158,120     5,571        4.70%

Fed Funds Purchased                                        -           -         0.00%                  868        59        6.80%
Securities Sold to Repurchase                          3,038          78         3.42%                2,304        83        4.79%
Other Short Term Borrowings                                -           -         0.00%                6,331       324        6.82%
====================================================================================================================================
  TOTAL INTEREST-BEARING LIABILITIES                 177,023       5,718         4.31%              167,623     6,036        4.80%

Net Interest Income/Yield on Earning Assets                        6,171         4.13%                          5,508        3.91%
Net Interest Rate Spread                                                         3.54%                                       3.19%


Notes:
------
(1)-Yield assumes a federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.



     This table shows net interest yield increasing to 4.13% from 3.91% for the first nine months of 2001 compared to the first nine months of 2000. The 4.13% yield also represents an improvement over the June 30, 2001, year to date yield of 3.99%. Reductions of interest rates by the Federal Reserve Bank throughout 2001 have contributed to these improvements.

     Interest-earning assets are comprised mainly of the loan portfolio at $153.6 million and the investment portfolio at $48.4 million. For the nine month period ended September 30, 2001, compared to the same period in 2000, on a fully tax equivalent basis, tax-exempt investment yields declined to 7.25% from 7.44%, taxable investment yields declined to 6.01% from 6.31%, for a total decline in investment yields to 6.28% from 6.58%. In the first nine months of 2001, gross loans on average volumes yielded 8.46% as compared to 8.57% for the same period in 2000.

     Yields on average interest-bearing deposits comparing the first nine months of 2001 to the same period in 2000, were as follows. Savings yields were down to 4.03% compared to 4.75%, NOW accounts were down to 2.35% compared to 2.93%, money market demand accounts were down to 2.83% compared to 3.56%, certificates of deposit greater than $100 thousand were down to 5.71% compared to 6.05%, and certificates of deposit less than $100 thousand were up slightly to 5.52% compared to 5.45%. The resulting total yield on deposits through September 30, 2001, was down to 4.32% compared to 4.70% for the nine months ended September 30, 2000.


Bay Banks of Virginia, Inc.
Interest Rate Sensitivity Gap Analysis
(Unaudited)



as of 9/30/2001
(Thousands)                               Within 3 months  3-12 Months   1-5 Years  Over 5 Years   Total
INTEREST EARNING ASSETS:
Interest-Bearing Due From Banks                        50            -           -             -       50
Fed Funds Sold                                     15,657            -           -             -   15,657
Debt Securities (Market Value)                      1,190        2,621      22,405        22,134   48,350
Loans                                              32,493       39,129      81,212           813  153,647
                                          ---------------------------------------------------------------
  TOTAL EARNING ASSETS                             49,390       41,750     103,617        22,947  217,704

INTEREST-BEARING LIABILITIES:
NOW Accounts                                            -            -      30,903             -   30,903
MMDA's & Savings                                   16,676       35,854           -        16,194   68,724
CD's less than $100,000                            18,206       22,901      17,937             -   59,044
CD's greater than or equal to $100,000              6,863        5,757       5,492             -   18,112
IRA CD's                                              175        1,032       3,689             -    4,896
                                          ---------------------------------------------------------------
  Total Interest-bearing Deposits                  41,920       65,544      58,021        16,194  181,679

Fed Funds Purchased                                     -            -           -             -        -
Securities Sold to Repurchase                       3,588            -           -             -    3,588
Other Short Term Borrowings                             -            -           -             -        -
                                          ---------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES               45,508       65,544      58,021        16,194  185,267

Rate Sensitive Gap                                  3,882      (23,794)     45,596         6,753   32,437

Cumulative Gap                                      3,882      (19,912)     25,684        32,437
Cumulative RSA/RSL                                   1.09         0.82        1.15          1.18

Note:  Visa Receivables are classified as 'Within 3 Month' Loans.

     Rising interest rate trends throughout 2000 resulted in a narrowing spread in net interest margins within the Bank. This was due to short-term liability sensitivity which resulted in deposit rates rising more rapidly than loan rates. Recent rate reductions are positively impacting net interest spreads as prime-sensitive savings and short-term certificates of deposit reprice downward.
Also, the short-term liability sensitivity has improved to the more neutral position shown above, making the Bank better positioned for interest rate changes. This improvement is the result of increased volume in the Bank's five-year certificates of deposit. As of September 30, 2001, the Bank had interest-earning assets that mature within 3 months totaling $49.4 million, in 3-12 months totaling $41.8 million, in 1-5 years totaling $103.6 million, and over 5 years totaling $22.9 million. In comparison, interest-bearing liabilities maturing within 3 months totaled $45.5 million, in 3-12 months totaled $65.5 million, in 1-5 years totaled $58.0 million, and over 5 years totaled $16.2. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.


LIQUIDITY

     The company maintains adequate short-term assets to meet the company's liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2001, federal funds sold totaled $15.7 million and securities maturing in one year or less totaled $3.8 million, for a total pool of $19.5 million. The liquidity ratio as of September 30, 2001 was 30.2% as compared to 29.0% as of December 31, 2000. Bay Banks of Virginia determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by net liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio.


CAPITAL RESOURCES

     From December 31, 2000, to September 30, 2001, total shareholder's equity has grown by 6.9%. It is impacted by net unrealized gains on securities in the amount of $943,254 as of September 30, 2001. There were unrealized losses on December 31, 2000 of $259,912. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholder's equity. Shareholder's equity before unrealized gains or losses was $21.8 million on September 30, 2001, and $21.5 million on December 31, 2000. This represents an increase of $275 thousand or 1.3% during the nine-month period.

     Book value per share on September 30, 2001, compared to September 30, 2000, grew to $19.70 from $17.63, an increase of 11.7%. Book value per share before accumulated comprehensive income on September 30, 2001, compared to September 30, 2000, grew to $18.88 from $18.46, an increase of 2.3%. Cash dividends paid for the nine months ended September 30, 2001, were $800 thousand, or $0.69 per average share, compared to $730 thousand, or $0.63 per average share, for the comparable period ended September 30, 2000, an increase of 9.5%. Total shares outstanding on September 30, 2001, were 1,155,542 compared to 1,159,312 on September 30, 2000. Average shares outstanding for the nine months ended September 30, 2001, were 1,159,891, compared to 1,159,846, for the comparable period ended September 30, 2000. The Company began a share repurchase program in August of 2000 and has continued the program into 2001. The current share repurchase plan shall not exceed 40,000 shares.

     The Company is subject to minimum regulatory capital ratios as defined by FFIEC guidelines. As of September 30, 2001 the Company maintained Tier 1 capital of $18.5 million, net risk weighted assets of $147.5 million, and Tier 2 capital of $1.5 million. The Tier 1 capital to risk weighted assets ratio was 12.5%, the total capital ratio was 13.5%, and the tier 1 leverage ratio was 8.4%. These ratios continue to be well in excess of regulatory minimums.


FINANCIAL CONDITION

     As of September 30, 2001, total assets have increased 4.1% since December 31, 2000. Cash and cash equivalents totaled $5.5 million on September 30, 2001, compared to $6.6 million at year-end 2000.

     During the nine months ended September 30, 2001, total loans increased by 3.1%. During the same nine-month period, real estate mortgage loans increased 2.7% to $120.0 million, commercial loans increased 6.0% to $12.0 million, and installment loans decreased slightly by 0.3% to $11.7 million. Real estate lending has historically been the main area of growth in the loan portfolio, but commercial lending is improving.

     For the nine months ended September 30, 2001, the Company charged off loans totaling $68.1 thousand. For the comparable period in 2000, total loans charged off were $115.2 thousand. The Company maintained $783 thousand of other real estate owned, or "OREO," as of September 30, 2001. As of year-end 2000, the balance was $805 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

     Increases in the provision for loan losses amounted to $250,000 through the first nine months, and the allowance for loan losses as of September 30, 2001, was $1,573,440. The allowance for loan losses, as a percentage of average total loans through the first nine months of 2001 was 1.0%.

     As of September 30, 2001, $113 thousand of loans were on non-accrual status. There were $19 thousand of loans on non-accrual status as of September 30, 2000. Loans still accruing interest but delinquent for 90 days or more were $638 thousand on September 30, 2001, as compared to $467 thousand on September 30, 2000.

     The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of September 30, 2001, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

     As of September 30, 2001, investment securities totaled $48.4 million at market value. This compares with December 2000 market value of $52.6 million.

This represents a decrease of 8.0% during the nine months ended September 30, 2001. The investment portfolio represents 20.6% of total assets and 22.2% of earning assets. The investment portfolio is maintained entirely at market value under Financial Accounting Standard rule 115, "FAS 115." FAS 115 requires that the Company classify its investment portfolio in any combination of held-for-trading, held-to-maturity, or available-for-sale. Investments classified as held-for-trading must recognize gains or losses at market value in the current period's statement of earnings. Investments held-for-trading are considered short term investments and are not intended to be held to call or maturity. Investments classified as held-to-maturity require no recognition of change in market value, however, the investments must be held to call or maturity, and therefore cannot be sold prior to such time. Investments that are classified as available-for-sale are valued each accounting period. This valuation is known as `marking to market' the investment portfolio. The market value adjustment is then applied to the individual investment types, and the tax-effected adjustment is applied to shareholder's equity. This tax-effected adjustment to shareholder's equity is classified as Comprehensive Income on the Statement of Changes in Shareholder's Equity. The Company's investment portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market. The resulting accumulated adjustment to book value as of September 30, 2001 was an unrealized gain of $1,429 thousand. The corresponding accumulated adjustment to shareholders' equity was $943 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2001.

     As of September 30, 2001, total deposits were $207.1 million. Compared to $200.0 at year-end 2000, balances have increased 3.5%. Comparing types of deposit balances on September 30, 2001, to year-end 2000 results in the following, non-interest-bearing demand deposits increased by 7.5% to $25.4 million, savings and NOW accounts decreased by 0.8% to $99.6 million, and other time deposits increased by 8.1% to $82.1 million.


RESULTS OF OPERATIONS

NON INTEREST INCOME

     Non-interest income for the first nine months of 2001 totaled $1,569 thousand compared to $1,234 thousand for the same period in 2000. This is an increase of 27.2%. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other service charges and fees, gains on the sale of securities, and other income. Of these categories, fiduciary activities contributed the majority at $619 thousand. Service charges on deposit accounts contributed $328 thousand. Other service charges and fees contributed $548 thousand. For the first nine months of 2000, these totals were $499 thousand, $264 thousand, and $348 thousand, respectively.

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


NON INTEREST EXPENSE

     Non-interest expenses totaled $5,561 thousand during the first nine months of 2001 as compared to $4,797 thousand for the same period in 2000, an increase of 15.9%. Non-interest expenses include salaries and benefits, occupancy expense, and other operating expense. Of these categories, salaries and benefits are the major expense. Through the nine months ended September 30, 2001, salary and benefit expense was $3,013 thousand, occupancy expense was $711 thousand, and other operating expense was $1,838 thousand. For 2000, the totals were $2,495 thousand, $534 thousand, and $1,769 thousand, respectively. Much of this increase is due to the Bank's acquisition of two branches in the fourth quarter of 2000.

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


Rate Shock Analysis of
Interest Income and Expense
as of September 30, 2001
(Unauditied)
(in thousands)

Rate Change                            -200 bp         0 bp         +200 bp

Net Interest Income (Year 1)             8,481        8,694           8,844
Volume Change                             (213)           0             150
Percent Change                           -2.45%           0            1.73%

Net Interest Income (Year 2)             7,648            0           9,403
Volume Change                             (992)           0             763
Percent Change                          -11.48%           0            8.83%

Summary over 2 years
Net Interest Income                     16,129       17,334          18,247
Volume Change                           (1,205)           0             913
Percent Change                           -6.95%           0            5.27%



     Rate shock is a method for stress testing the Bank's future net interest margin under several rate change levels. These levels span 200 basis point (2.00%) increments up and down from the current prime rate of interest. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest margin is then calculated and a margin risk profile is developed. The results of these calculations are summarized in the table above.

     As shown, the company estimates that a 200 bp reduction in the current prime rate would result in $213 thousand of lost net interest income to the Bank over twelve months. Similarly, an increase in the current prime rate by 200 bp results in an estimated $150 thousand of incremental net interest income.


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


                              Bay Banks of Virginia, Inc.
                              ---------------------------
                                 (Registrant)

11/13/2001                    /s/ Austin L. Roberts, III
                              --------------------------
                              President and
                              Chief Executive Officer


11/13/2001                    /s/ Richard C. Abbott
                              ---------------------
                              Treasurer