Form 10-K405
period 2001-12-31
BAY BANKS OF VIRGINIA INC
filed 2002-04-01
CIK 1034594

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

        Registrants telephone number................................804.435.1171
        Securities registered under Section 12(b) of the Exchange Act.......NONE
         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock ($5.00 Par Value)
                                (Title of Class)

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter)is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
              Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price of the registrant's common stock on
                       February 28, 2002, was $36,997,376.

     The number of shares outstanding of the registrant's common stock as of
                          February 28, 2002: 1,156,168

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's 2001 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-K.

 Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2002 are incorporated by reference into
                          Part III of this Form 10-K.

                                    Form 10-K
                                TABLE OF CONTENTS

ITEM NUMBER    ITEM                                                                                       PAGE NUMBER
------------   ----------------------------------------------------------------                           -----------
                                     PART I

     1.        BUSINESS .................................................................................
               STATISTICAL INFORMATION ..................................................................

     2.        PROPERTIES ...............................................................................

     3.        LEGAL PROCEEDINGS ........................................................................

     4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................................


                                     PART II

     5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ....................

     6.        SELECTED FINANCIAL DATA ..................................................................

     7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....

    7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...............................

     8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............................................

     9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .....


                                    PART III

    10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......................................

    11.        EXECUTIVE COMPENSATION ...................................................................

    12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...........................

    13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........................................


                                     PART IV

    14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..........................


               SIGNATURES ...............................................................................

PART I

ITEM 1:  BUSINESS

Nature of Business.
-------------------

Bay Banks of Virginia, Inc. (the "Company") is a bank holding company that conducts substantially all of its operations through its subsidiaries, Bank of Lancaster (the "Bank"), and Bay Trust Company (the "Trust Company"). Bay Banks of Virginia Inc., was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997, in connection with the holding company reorganization of the Bank of Lancaster.

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

In August of 1999, Bay Banks of Virginia formed Bay Trust Company. The subsidiary of the Company was created to purchase and manage the assets of the trust department of the Bank of Lancaster. The sale and transfer of assets from the Bank to the Trust Company was completed as of the close of business on December 31, 1999. As of January 1, 2000, the Bank of Lancaster no longer owns or manages the trust function, and thereby no longer receives an income stream from the trust department. Income generated by the Trust Company will be consolidated with the Bank's income and the Company's income for the purposes of the Company's consolidated financial statements. The Trust Company opened for business on January 1, 2000 in its permanent location on Main Street in Kilmarnock, Virginia.

The Trust Company offers a broad range of trust and related fiduciary services. Among these are testamentary trust, revocable and irrevocable personal, managed agency, and custodial trusts, as well as discount brokerage services.

The Company's marketplace is situated on the Northern Neck peninsula of Virginia, and includes the counties of Lancaster, Northumberland, Middlesex, Richmond, and Westmoreland. Second and summer homes are prevalent, as well as retirement communities. Resorts and health care providers are the largest employers in the community. Agriculture, fishing, boat repair, general retail, financial, construction, and services are other major economic sectors.

The Company had $245,594,193 in total assets and $219,193,565 in total deposits as of December 31, 2001. Net earnings for the year ended December 31, 2001, were $2,008,839. Loan demand was steady as balances increased to $150,252,556. The loan portfolio is mainly composed of residential first mortgages.

Lending Activities.
------------------

Through the Bank of Lancaster, the Company provides a wide range of real estate, consumer, and commercial lending services to the customers in its market area.

Real Estate Lending.
-------------------

The Bank's real estate loan portfolio is the largest segment of the loan portfolio. Real estate mortgage loans in aggregate decreased to $115,473,765 during 2001. This balance is 76.1% of the total loan portfolio. The Bank offers fixed and adjustable rate loans on one-to-four family residential properties. These mortgages are underwritten and documented within the guidelines of the Regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank underwrites mainly adjustable rate mortgages as the marketplace allows. Construction loans with a twelve-month term are also a major component of the Bank's portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, the loans are disbursed as construction progresses and is verified by Bank inspection.

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

Consumer Lending.
----------------

Consumer loans totaled $21,962,971 as of December 31, 2001, which amoount to 14.5% of the total loan portfolio. In an effort to offer a full range of services, the Bank's consumer lending includes automobile and boat financing, home improvement loans, and unsecured personal loans. These loans historically entail greater risk than residential real estate loans, but also offer a higher return.

Commercial Lending.
------------------

Commercial lending activities include small business loans, asset based loans, and other secured and unsecured loans and lines of credit. Commercial loan balances were $13,465,591 at year-end and 8.9% of the total portfolio. Commercial lending also entails greater risk than residential mortgage lending, and therefore offers a greater yield. The borrower's ability to make repayment from cash flows of the business, as well as some form of business collateral is the basis for establishing such an account.

Business Development.
--------------------

The Bank offers several services to commercial customers. These services include Analysis Checking, Cash Management Deposit Accounts, Wire Services, and a full line of Commercial Lending options. The Bank also offers Small Business Administration "Low Document" Loan products. This allows commercial customers to apply for favorable rate loans for the development of business opportunities.

Bay Services Company, Inc.
-------------------------

The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 ("Bay Services"). Bay Services owns an equity interest in a land title insurance agency, Bankers Title of Fredricksburg, which generally sells title insurance to mortgage loan customers, including customers of the Bank and the other financial institutions that have an equity interest in the agency.

As of December 31, 2001, the Company and its subsidiaries had 107 full and part time employees.

Competition.
-----------

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

Supervision and Regulation.
--------------------------

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

The Bank is supervised and regularly examined by the Federal Reserve Board and the Commonwealth of Virginia's State Corporation Commission Bureau of Financial Institutions. These on-site examinations verify compliance with regulations governing corporate practices, capitalization, and safety and soundness. Further, the Bank is subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA requires financial institutions to meet the credit needs of the local community, including low to moderate-income needs. Compliance with the CRA is monitored through regular examination by the Federal Reserve.

Federal Reserve Board regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities.

The Company owns 100% of the stock of the Bank of Lancaster. The Bank is prohibited by the Federal Reserve Board from holding or purchasing its own shares except in limited circumstances. Further, the Bank is subject to certain requirements as imposed by state banking statutes and regulations. The Bank is limited by the Federal Reserve Board regarding what dividends it can pay the Company. Any dividend in excess of the total of the Bank's net profit for that year plus retained earnings from the prior two years must be approved by the proper regulatory agencies. Further, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), insured depository institutions are prohibited from making capital distributions, if, after making such distributions, the institution would become "undercapitalized" as defined by regulation. Based upon the Bank's current financial position, it is not anticipated that this statute will impact the continued operation of the Bank.

As a bank holding company, Bay Banks of Virginia is required to file with the Federal Reserve Board an annual report and such additional information as it may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may also conduct examinations of the Company and any or all of its subsidiaries.

Capital Requirements.
--------------------

The Federal Reserve Board, the Office of the Comptroller of the Currency (the "OCC") and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8%. At least half of the total capital is required to be "Tier 1 capital", which consists principally of common and certain qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder ("Tier 2 capital") consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2001 were 12.3% and 13.3%, respectively, exceeding the minimum requirements.

         In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average tangible assets) ("Tier 1 leverage ratio"). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2001, was 8.5%, which is well above the minimum requirements. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The Gramm-Leach-Bliley Act of 1999.
----------------------------------

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

Under GLBA, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Pursuant to the rules, customers were provided: initial notices about the Company's privacy policies, describing the conditions under which disclosures of nonpublic personal information can be made to nonaffiliated third parties and affiliates; annual notices of the Company's privacy policies; and a reasonable method for "opting out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance was optional until July 1, 2001. These privacy provisions effect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Management does not believe that GLBA will have a material effect on the operations of the Company and the Bank in the near term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.

In December, 2000, pursuant to the requirements of GLBA, the federal bank regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule was effective April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product or annuity that such product: is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate; is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and has certain risks of investment, including the possible loss of value.

Additionally, the depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

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

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines were effective July 1, 2001.

Deposit Insurance.
-----------------

Pursuant to FDICIA, the Federal Deposit Insurance Corporation (the "FDIC") adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system assigns an institution to one of three capital categories: (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

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

Safety and Soundness Standards.
------------------------------

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

Forward-looking statements.
--------------------------

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives and business of the Company and its subsidiaries. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (a) competitive pressure in the financial services industry increases significantly; (b) changes in the interest rate environment that reduce margins; (c) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (d) changes occur in the financial services regulatory environment; and (e) changes occur in the securities markets.

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
Table XII   Return on Equity & Assets
Table XIII  Interest Rate Sensitivity Analysis



TABLE I - AVERAGE BALANCES, INCOME & EXPENSE, YIELDS, AND RATES

                                     -------------2001-----------  -----------2000----------  ------------1999------------

 (Thousands)                          Average     Annual   Yield/   Average   Annual  Yield/   Average    Annual   Yield/
                                      Balance    Income/     Rate   Balance  Income/    Rate   Balance   Income/     Rate
                                                 Expense                     Expense                     Expense
ASSETS:
Investments (Book Value):
-------------------------
  Taxable Investments                $ 37,779   $  2,227   5.89%    $ 42,060  $ 2,577  6.13%   $ 43,962   $ 2,746   6.25%
  Tax-Exempt Investments (1)         $ 10,487   $    500   7.23%    $ 12,935  $   624  7.30%   $ 18,210   $   843   7.01%
Total Investments                    $ 48,265   $  2,727   6.18%    $ 54,995  $ 3,201  6.40%   $ 62,172   $ 3,589   6.47%

Loans (2)                            $151,668   $ 12,815   8.45%    $142,528  $12,148  8.52%   $120,529   $10,374   8.61%
Interest-bearing Deposits            $    105   $      4   3.62%    $    310  $    12  3.98%   $      8   $     0   0.00%
Fed Funds Sold                       $ 10,141   $    331   3.27%    $  1,646  $   146  6.46%   $  3,955   $   194   4.91%
Total Interest Earning Assets        $210,179   $ 15,877   7.68%    $199,479  $15,507  7.91%   $186,664   $14,157   7.82%

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Deposits:
--------------------------
  Savings Deposits                   $ 58,022   $  2,194   3.78%    $ 59,200  $ 2,850  4.81%   $ 68,334   $ 2,880   4.22%
  NOW Deposits                       $ 29,594   $    634   2.14%    $ 26,553  $   776  2.92%   $ 26,188   $   743   2.84%
  CD's >= $100,000                   $ 18,033   $    979   5.43%    $ 15,849  $   983  6.20%   $ 11,169   $   549   4.92%
  CD's * $100,000                    $ 59,505   $  3,104   5.22%    $ 48,930  $ 2,741  5.60%   $ 39,422   $ 1,921   4.87%
  Money Market Deposit Accounts      $ 12,312   $    320   2.60%    $ 10,978  $   391  3.56%   $ 10,864   $   336   3.09%
Total Interest-bearing Deposits      $177,466   $  7,231   4.07%    $161,510  $ 7,741  4.79%   $155,977   $ 6,429   4.12%

Fed Funds Purchased                  $      0   $      0   0.00%    $    540  $    63  6.66%   $    522   $    55   5.48%
Securities Sold to Repurchase        $  3,131   $     90   2.87%    $  2,468  $   122  4.94%   $  1,181   $    48   4.09%
Other Short Term Borrowings          $      0   $      0   0.00%    $  5,493  $   377  6.87%   $      0   $     0   0.00%
Total Interest-Bearing Liabilities   $180,597   $  7,321   4.05%    $170,011  $ 8,303  4.88%   $157,680   $ 6,532   4.14%

Net Interest Income/Yield                       $  8,556   4.19%              $ 7,204  3.77%              $ 7,625   4.32%
Net Interest Rate Spread                                   3.62%                       3.03%                        3.67%

Notes:
(1)  - Yield assumes a marginal federal tax rate of 34%.
(2)  - Includes deferred fees, Visa program, and non-accrual loans.

* Means less than

       TABLE II - VOLUME & RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                                   ------------2001 vs. 2000-------------   ------------2000 vs. 1999-------------
(Thousands)                                        Change due   Change due   Total Change   Change due   Change due   Total Change
                                                    to Volume      to Rate                   to Volume      to Rate
----------------------------------------------------------------------------------------------------------------------------------
 Investments:
-------------
   Taxable Investments                                   (255)         (95)          (350)        (117)         (51)          (168)
   Tax-Exempt Investments                                (118)          (6)          (124)        (256)          37           (219)
----------------------------------------------------------------------------------------------------------------------------------
 Total Investments                                       (373)        (101)          (474)        (373)         (14)          (387)

 Loans                                                    771         (104)           667        1,874         (100)         1,774
 Interest-bearing Deposits                                 (7)          (1)            (8)           -           12             12
 Fed Funds Sold                                           211          (26)           185         (182)         134            (48)
----------------------------------------------------------------------------------------------------------------------------------
 Total Interest Earning Assets                            602         (232)           370        1,319           32          1,351

 Interest-bearing Deposits:
---------------------------
   Savings Deposits                                       (56)        (600)          (656)         501         (532)           (31)
   NOW Deposits                                           107         (249)          (142)          10           22             32
   CD's **= $100,000                                      (40)          36             (4)         267          166            433
   CD's * $100,000                                        533         (170)           363          506          314            820
   Money Market Deposit Accounts                           58         (129)           (71)           4           52             56
----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-bearing Deposits                          602       (1,112)          (510)       1,288           22          1,310

 Fed Funds Purchased                                      (63)           -            (63)          (3)          11              8
 Securities Sold to Repurchase                             57          (89)           (32)          62           12             74
 Other Short Term Borrowings                             (377)           -           (377)         377            -            377
----------------------------------------------------------------------------------------------------------------------------------
 Total Interest-Bearing Liabilities                       219       (1,201)          (982)       1,724           45          1,769

 Change in Net Interest Income                            383          969          1,352         (405)         (13)          (418)

*    Less than.

**   More than or equal to.


Note: Changes due to a combination of volume and rates are allocated proportionately to `Due to Volume' and `Due to Rates.'


TABLE III - TYPES OF INVESTMENTS

 (Book Values in Thousands)                                         12/31/01       12/31/00       12/31/99
-----------------------------------------------------------------------------------------------------------
 U.S. Treasury Securities                                            $     0        $   500        $ 1,538
----------------------------------------------------------------------------------------------------------
 U.S. Government Agencies                                            $ 6,694        $ 9,632        $ 9,641
-----------------------------------------------------------------------------------------------------------
 State and Municipal Governments                                     $20,979        $20,926        $21,652
-----------------------------------------------------------------------------------------------------------
 Other Securities                                                    $19,493        $21,918        $22,504
-----------------------------------------------------------------------------------------------------------
 Total                                                               $47,166        $52,976        $55,335
-----------------------------------------------------------------------------------------------------------

TABLE IV - INVESTMENT MATURITIES & AVERAGE YIELDS

                                                          ----------------------------------------------------------------
(Thousands)                                                 One Year or  One to Five     Five to    Over Ten        Total
                                                             Less or No        Years   Ten Years       Years
                                                               Maturity
--------------------------------------------------------------------------------------------------------------------------
 U.S. Agency Securities
   Book Value                                                    $1,198       $4,496      $1,000      $    0      $ 6,694
   Market Value                                                  $1,216       $4,597      $1,014      $    0      $ 6,827
   Weighted average yield                                          6.00%        5.38%       6.10%       0.00%        5.60%
--------------------------------------------------------------------------------------------------------------------------
 States & Political Subdivisions Securities
   Book Value                                                    $1,211      $10,554      $8,764      $  450      $20,979
   Market Value                                                  $1,221      $10,796      $8,897      $  463      $21,377
   Weighted average yield                                          6.04%        6.14%       6.75%       6.70%        6.40%
--------------------------------------------------------------------------------------------------------------------------
 Other Securities:
   Book Value                                                    $  433      $12,975      $5,813      $  272      $19,493
   Market Value                                                  $  436      $13,271      $5,811      $  272      $19,790
   Weighted average yield                                          5.31%        6.12%       6.31%       4.51%        6.14%
--------------------------------------------------------------------------------------------------------------------------
 Total Securities:
   Book Value                                                    $2,842      $28,025     $15,577      $  722      $47,166
   Market Value                                                  $2,873      $28,664     $15,722      $  735      $47,994
   Weighted average yield                                          5.91%        6.01%       6.54%       5.87%        6.18%
--------------------------------------------------------------------------------------------------------------------------

Notes:
Yields on tax-exempt securities have been computed on a tax-equivalent basis. Average yields on securities held for sale are based on amortized cost.



TABLE V - TYPES OF LOANS

                                                          ----------------------------------------------------------------
(Thousands)                                                    12/31/01     12/31/00    12/31/99    12/31/98     12/31/97
--------------------------------------------------------------------------------------------------------------------------
Commercial                                                     $ 13,466     $ 11,279    $ 11,081    $ 11,679     $  9,649
--------------------------------------------------------------------------------------------------------------------------
Real Estate - Construction                                     $  6,704     $  4,591    $  5,438    $  1,130     $  2,385
--------------------------------------------------------------------------------------------------------------------------
Real Estate - Mortgage                                         $108,770     $111,957    $ 95,912    $ 82,739     $ 76,541
--------------------------------------------------------------------------------------------------------------------------
Installment and Other (includes Visa program)                  $ 21,963     $ 20,590    $ 18,673    $ 18,697     $ 16,222
==========================================================================================================================
Total                                                          $150,903     $148,417    $131,104    $114,245     $104,797

Notes:
Deferred loan costs & fees not included.
Allowance for loan losses not included.

TABLE VI - LOAN MATURITY SCHEDULE OF SELECTED LOANS

                                                                -One Year or Less-     -One to Five Years-       -Over Five Years-
                                                          -------------------------------------------------------------------------
As of December 31,2001                                       Fixed Rate   Variable   Fixed Rate   Variable   Fixed Rate   Variable
(Thousands)                                                                   Rate                    Rate                    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Commercial                                                     $  2,604   $  9,198     $  1,385   $      0     $    279   $      0
-----------------------------------------------------------------------------------------------------------------------------------
Real Estate - Construction                                     $      0   $      0     $      0   $      0     $  6,704   $      0
-----------------------------------------------------------------------------------------------------------------------------------
Real Estate - Mortgage                                         $  1,250   $ 23,081     $ 20,932   $ 38,514     $ 24,951   $     42
-----------------------------------------------------------------------------------------------------------------------------------
Installment and Other (includes Visa program)                  $  1,700   $ 12,029     $  6,634   $     74     $  1,526   $      0
===================================================================================================================================
  Totals                                                       $  5,554   $ 44,308     $ 28,951   $ 38,588     $ 33,460   $     42

Notes:
Loans with immediate repricing are shown in the `One Year or Less' category. Variable rate loans are categorized based on their next repricing date.

TABLE VII - RISK ELEMENTS

                                                                  --------------------------------------------------------------
(Thousands)                                                          12/31/01     12/31/00    12/31/99     12/31/98    12/31/97
--------------------------------------------------------------------------------------------------------------------------------
 Non-accrual Loans                                                    $   163      $    25     $     0      $    79     $   126
--------------------------------------------------------------------------------------------------------------------------------
 Restructured Loans                                                   $     0      $     0     $     0      $     0     $     0
--------------------------------------------------------------------------------------------------------------------------------
 Foreclosed Properties                                                $   614      $   805     $   925      $ 1,494     $ 1,379
================================================================================================================================
   Total Non-performing Assets                                        $   777      $   830     $   925      $ 1,573     $ 1,505
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
 Loans past due 90+ days as to principal or interest payments &       $   825      $   758     $   793      $   232     $   594
 accruing interest
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
 For non-accrual & restructured loans, Gross interest income          $    13      $     2     $     2      $     4     $    17
 which would have been recorded under original loan terms for the year ended
--------------------------------------------------------------------------------------------------------------------------------
 For non-accrual & restructured loans, Gross interest income          $    13      $     2     $     2      $     4     $    17
 recorded for the year ended
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
 Potential problem loans as of year end not reported above:           $   422      $   123     $   213      $   236     $    74
--------------------------------------------------------------------------------------------------------------------------------


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

TABLE VIII - SUMMARY OF ALLOWANCE FOR LOAN LOSSES

--------------------------------------------------------------------------------------------------------------------------------
                                                                     12/31/01     12/31/00    12/31/99     12/31/98    12/31/97
--------------------------------------------------------------------------------------------------------------------------------
 Balance, beginning of period                                        $  1,370     $  1,198    $  1,012     $    861    $  1,020

 Loans charged off:
--------------------------------------------------------------------------------------------------------------------------------
   Commercial                                                            ($62)        ($27)   $      0         ($20)       ($15)
--------------------------------------------------------------------------------------------------------------------------------
   Real estate - construction                                        $      0     $      0    $      0     $      0    $      0
--------------------------------------------------------------------------------------------------------------------------------
   Real estate - mortgage                                                ($42)        ($50)       ($59)        ($30)      ($228)
--------------------------------------------------------------------------------------------------------------------------------
   Installment & Other (including Visa program)                         ($117)        ($17)      ($105)        ($27)      ($125)
================================================================================================================================
 Total loans charged off                                                ($221)        ($94)      ($164)        ($77)      ($368)

 Recoveries of loans previously charged off:
--------------------------------------------------------------------------------------------------------------------------------
   Commercial                                                        $      0     $      0    $      0     $      6    $      0
--------------------------------------------------------------------------------------------------------------------------------
   Real estate - construction                                        $      0     $      0    $      0     $      0    $      0
--------------------------------------------------------------------------------------------------------------------------------
   Real estate - mortgage                                            $      0     $      7    $      0     $      1    $      0
--------------------------------------------------------------------------------------------------------------------------------
   Installment & Other (including Visa program)                      $     19     $      9    $     15     $     13    $      6
================================================================================================================================
 Total recoveries                                                    $     19     $     16    $     15     $     20    $      6

 Net charge offs                                                        ($202)        ($78)      ($149)        ($57)      ($362)
 Provision for loan losses                                           $    325     $    250    $    335     $    208    $    203

 Balance, end of period                                              $  1,493     $  1,370    $  1,198     $  1,012    $    861
================================================================================================================================

 Average loans outstanding during the period                         $151,668     $142,528    $120,529     $108,221    $103,398

 Ratio of net charge-offs during the period to average loans             0.13%        0.05%       0.12%        0.05%       0.35%
 outstanding during the period

 See Note 1 to Financial Statements, Loans receivable paragraph, for a description of the factors which influenced management's determination of the provision charged to operating expense.



 TABLE IX - ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                      --12/31/2001--    --12/31/2000--     --12/31/1999--     --12/31/1998--     --12/31/1997--
---------------------------------------------------------------------------------------------------------------------------------
 (Thousands)                         Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
=================================================================================================================================
 Commercial                          $  237      8.9%   $   70      7.6%   $   62      8.4%   $   90     10.2%   $   84      9.2%
---------------------------------------------------------------------------------------------------------------------------------
 Real estate - construction          $   21      4.4%   $   22      3.1%   $   23      4.1%   $    5      1.0%   $    9      2.3%
---------------------------------------------------------------------------------------------------------------------------------
 Real estate - mortgage              $1,032     71.7%   $1,037     72.0%   $  920     68.8%   $  758     72.2%   $  660     72.9%
---------------------------------------------------------------------------------------------------------------------------------
 Installment & Other (including      $  203     15.0%   $  241     17.3%   $  193     18.7%   $  159     16.6%   $  108     15.7%
 Visa program)
=================================================================================================================================
 Total Allowance                     $1,493    100.0%   $1,370    100.0%   $1,198    100.0%   $1,012    100.0%   $  861    100.0%
---------------------------------------------------------------------------------------------------------------------------------

 TABLE X - AVERAGE DEPOSITS AND RATES

                                                             ----2001----          ----2000----          ----1999----
--------------------------------------------------------------------------------------------------------------------------
 (Thousands)                                                 Average   Yield/      Average   Yield/      Average   Yield/
                                                             Balance     Rate      Balance     Rate      Balance     Rate
--------------------------------------------------------------------------------------------------------------------------
 Non-interest bearing Demand Deposits                        $24,756    0.00%     $ 22,281    0.00%     $ 20,117    0.00%
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
 Interest bearing Deposits:
--------------------------------------------------------------------------------------------------------------------------
   NOW Accounts                                             $ 29,594    2.14%     $ 26,553    2.92%     $ 26,188    2.84%
--------------------------------------------------------------------------------------------------------------------------
   Regular Savings                                          $ 58,022    3.78%     $ 59,200    4.81%     $ 68,334    4.22%
--------------------------------------------------------------------------------------------------------------------------
   Money Market Deposit Accounts                            $ 12,312    2.60%     $ 10,978    3.56%     $ 10,864    3.09%
--------------------------------------------------------------------------------------------------------------------------
 Time Deposits:
--------------------------------------------------------------------------------------------------------------------------
   CD's $100,000 or more                                    $ 18,033    5.43%     $ 15,849    6.20%     $ 11,169    4.92%
--------------------------------------------------------------------------------------------------------------------------
   CD's less than $100,000                                  $ 59,505    5.22%     $ 48,930    5.60%     $ 39,422    4.87%
--------------------------------------------------------------------------------------------------------------------------
 Total Interest bearing Deposits                            $177,466    4.07%     $161,510    4.79%     $155,977    4.14%
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
 Total Deposits                                             $202,222    3.58%     $183,791    4.21%     $176,094    3.65%
--------------------------------------------------------------------------------------------------------------------------



 TABLE XI - MATURITY SCHEDULE OF TIME DEPOSITS OF $100,000 OR MORE

---------------------------------------------------------------------------------------------------------------
 (Thousands)                                                12/31/01              12/31/00            12/31/99
===============================================================================================================
 3 months or less                                           $  2,624              $  8,793            $  4,155
---------------------------------------------------------------------------------------------------------------
 3-6 months                                                 $  3,098              $  3,456            $  6,296
---------------------------------------------------------------------------------------------------------------
 6-12 months                                                $  2,931              $  4,195            $  1,853
---------------------------------------------------------------------------------------------------------------
 Over 12 months                                             $ 14,778              $  2,455            $  2,199
===============================================================================================================
   Totals                                                   $ 23,431              $ 18,899            $ 14,503

 TABLE XII - RETURN ON EQUITY AND ASSETS

                                                        ------------------------------------------------------------
                                                                  2001                   2000                 1999
--------------------------------------------------------============================================================
 Net Income                                                $  2,008,839            $  1,612,620        $  2,175,378
--------------------------------------------------------------------------------------------------------------------
 Average Total Assets                                      $228,412,000            $212,916,000        $198,668,000
--------------------------------------------------------------------------------------------------------------------
 RETURN ON ASSETS                                                   0.9%                    0.8%                1.1%
--------------------------------------------------------------------------------------------------------------------
 Average Equity                                            $ 22,215,000            $ 20,115,000        $ 20,024,000
--------------------------------------------------------------------------------------------------------------------
 RETURN ON EQUITY                                                   9.0%                    8.0%               10.9%
--------------------------------------------------------------------------------------------------------------------
 Dividends declared per share                              $       0.94            $       0.86        $       0.78
--------------------------------------------------------------------------------------------------------------------
 Average Shares Outstanding                                   1,155,261               1,159,349           1,167,467
--------------------------------------------------------------------------------------------------------------------
 Average Diluted Shares Outstanding                           1,172,403               1,181,202           1,187,295
--------------------------------------------------------------------------------------------------------------------
 Net Income per Share                                      $       1.74           $        1.39        $       1.86
--------------------------------------------------------------------------------------------------------------------
 Net Income per Diluted Share                              $       1.71           $        1.37        $       1.83
--------------------------------------------------------------------------------------------------------------------
 Dividend Payout Ratio                                             53.6%                   61.8%               41.8%
--------------------------------------------------------------------------------------------------------------------
 Equity to Assets Ratio                                             9.7%                    9.4%               10.1%
--------------------------------------------------------------------------------------------------------------------

TABLE XIII - INTEREST RATE SENSITIVITY ANALYSIS

                                                ---------------------------------------------------------------------
 As of 12/31/2001                                   Within 3     3-12 Months     1-5 Years       Over 5        Total
 (Thousands)                                          months                                      Years
---------------------------------------------------------------------------------------------------------------------
 Interest-Bearing Due From Banks                         177               0             0            0          177
---------------------------------------------------------------------------------------------------------------------
 Fed Funds Sold                                       25,235               0             0            0       25,235
---------------------------------------------------------------------------------------------------------------------
 Investments (Market Value)                              580           2,293        28,664       16,457       47,994
---------------------------------------------------------------------------------------------------------------------
 Loans                                                25,177          23,400        73,010       30,160      151,747
=====================================================================================================================
 Total Interest Earning Assets                        51,169          25,693       101,674       46,617      225,153

---------------------------------------------------------------------------------------------------------------------
 NOW Accounts                                         10,976               0        19,412            0       30,388
---------------------------------------------------------------------------------------------------------------------
 MMDA's                                                8,275               0         5,432            0       13,707
---------------------------------------------------------------------------------------------------------------------
 Savings                                              11,895               0        46,131            0       58,026
---------------------------------------------------------------------------------------------------------------------
 CD's * $100,000                                      12,123          20,228        35,157           23       67,531
---------------------------------------------------------------------------------------------------------------------
 CD's **= $100,000                                     2,624           6,028        14,779            0       23,431
=====================================================================================================================
 Total Interest Bearing Deposits                      45,893          26,256       120,911           23      193,083
---------------------------------------------------------------------------------------------------------------------
 Fed Funds Purchased                                       0               0             0            0            0
---------------------------------------------------------------------------------------------------------------------
 Securities Sold to Repurchase                         2,860               0             0            0        2,860
=====================================================================================================================
 Total Interest Bearing Liabilities                   48,753          26,256       120,911           23      195,943

 Rate Sensitive Gap                                    2,416            (563)      (19,237)      46,594       29,210

 Cumulative Gap                                        2,416           1,853      (17,384)       29,210

 *    Less than
 **   More than


 ITEM 2: PROPERTIES

 The Company owns no property, however, its subsidiaries, the Bank of Lancaster and Bay Trust Company, own the following properties free of any encumbrances:

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

 Heathsville Branch          Callao Branch               Bay Trust Company
 Route 360                   Route 360 and 202           1 North Main Street
 Heathsville, Virginia       Callao, Virginia            Kilmarnock, Virginia


 Through the normal course of business, the Bank maintains an inventory of foreclosed properties known as other real estate owned, or OREO. This inventory is held at fair value, therefore the Bank expects no losses on these properties. Balances in OREO as of December 31, 2001 were $614,073. Further information regarding OREO can be found in Notes 1 and 3 of the 2001 Annual Report to Shareholders and is hereby incorporated by reference.

 Further information regarding property of the Company is incorporated herein by reference to Note 4 of the Company's 2001 Annual Report to Shareholders, portions of which are included in Exhibit 13.0 of this report.


 ITEM 3: LEGAL PROCEEDINGS

 The Company is currently not involved in any material legal proceeding other than the ordinary & routine litigation incidental to its business.


 ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

 PART II

 ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 The Company currently has only one classification of common equity outstanding, that being common stock. No established public trading market currently exists for the Company's common stock. No brokerage firm regularly makes a market for the stock, and trades in the Company's stock occur infrequently on a local basis. Accordingly, the quotations set forth below do not necessarily reflect the price that would be paid in an active and liquid market. From time to time on an informal basis, the Company attempts to match or pair persons who desire to buy and sell the Company's stock. As of December 31, 2001, there were 733 stockholders of record, 507 of which participate in the Company's Dividend Reinvestment Plan. During 2001, the Company issued shares for the Dividend Reinvestment Plan at 100% of market value at the date of acquisition.

 A limited number transfers have occurred since year-end in which the price per share was in the range of $32.00 to $35.75. Further market information is as follows:

 Common
 Equity
 Market Data

 Sales                                           Sales
 Price                                           Price
------------------------------------------------------------------------------------------
 2001           High       Low    Dividend       2000          High       Low     Dividend

==========================================================================================
 Qtr1         $35.75    $31.50       $0.23       Qtr1        $35.75    $30.00        $0.21
 Qtr2          35.25     33.50        0.23       Qtr2         36.00     30.00         0.21
 Qtr3          33.90     30.50        0.23       Qtr3         38.00     33.00         0.21
 Qtr4          34.00     32.00        0.24       Qtr4         35.75     34.50         0.23


 At December 31, 2001, there were 1,153,281 shares of common stock outstanding held by 733 holders of record.

 For further information regarding the Company's common equity, refer to Note 9, 10, and 11 of the Annual Report to Shareholders, portions of which are incorporated as Exhibit 13.0 of this report.

ITEM 6: SELECTED FINANCIAL DATA

Years Ended December 31,                                       2001            2000            1999            1998           1997
====================================================================================================================================
                                                        (Thousands)
FINANCIAL CONDITION
Total Assets                                            $   245,594    $    225,332    $    199,773         200,271        169,006
Total Loans, net of allowance                               150,253         147,678         130,432         113,643        104,203
Total Deposits                                              219,194         200,178         177,702         178,269        149,605
Stockholders' Equity
  before FAS 115                                             22,070          21,546          21,135          19,882         18,421
  after FAS 115                                              22,617          21,287          19,706          20,508         18,692
Average Assets                                              228,412         212,916         198,668         196,805        161,831
Average Loans, net of allowance                             150,193         140,596         118,861         107,263        102,662
Average Deposits                                            202,223         183,791         176,094         173,368        144,257
Average Equity, after FAS 115                                22,215          20,115          20,024          19,658         16,844

RESULTS OF OPERATIONS
Interest Income                                         $    15,877    $     15,507    $     14,157          13,564         12,222
Interest Expense                                              7,321           8,303           6,533           7,065          6,225
Net Interest Income                                           8,556           7,205           7,624           6,499          5,997
Provision for Loan Losses                                       325             250             335             208            203
Net Interest Income after Provision                           8,231           6,955           7,289           6,290          5,794
Gain/(Loss) on Sales of Investments                              22              54              35             205              3
Noninterest Income net of Securities Gains                    2,059           1,696           1,515           1,481          1,186
Noninterest Expense                                           7,473           6,517           5,906           5,488          4,375
Income before Taxes                                           2,839           2,187           2,933           2,488          2,608
Income Taxes                                                    830             574             758             557            648
Net Income                                                    2,009           1,613           2,175           1,931          1,960

RATIOS
Total Capital to Risk Weighted Assets                          13.3%           13.6%           15.5%           15.9%          17.1%
Tier 1 Capital to Risk Weighted Assets                         12.3%           12.7%           14.6%           15.1%          16.7%
Leverage Ratio                                                  8.5%            8.3%            9.7%            9.0%          10.7%
Return on Average Assets                                        0.9%            0.8%            1.1%            1.0%           1.2%
Return on Average Equity                                        9.0%            8.0%           10.9%            9.8%          10.5%
Loan Loss Reserve to Loans                                      1.0%            0.9%            0.9%            0.9%           0.8%
Dividends paid as percent of Net Income                        53.6%           61.8%           41.8%           41.9%          36.9%
Average Equity as percent of Average Assets                     9.7%            9.4%           10.1%           10.0%          10.4%

Average shares outstanding                                1,155,261       1,159,349       1,167,467       1,156,634      1,146,438
Average Diluted shares outstanding                        1,172,403       1,181,202       1,187,295       1,176,462      1,162,677

PER SHARE DATA
Basic Earnings per share (EPS)                          $      1.74    $       1.39    $       1.86            1.67           1.71
Diluted Earnings per share (EPS)                               1.71            1.37            1.83            1.64           1.69
Cash Dividends per share                                       0.94            0.86            0.78            0.70           0.63
Book Value per share
  before FAS 115                                              19.14           18.54           18.14           17.07          16.01
  after FAS 115                                               19.61           18.32           16.91           17.61          16.24

GROWTH RATES
Year end Assets                                                 9.0%           12.8%           -0.2%           18.5%           6.1%
Year end Loans                                                  1.7%           13.2%           14.8%            9.1%           3.5%
Year end Deposits                                               9.5%           12.6%           -0.3%           19.2%           5.3%
Year end Equity
  before FAS 115                                                2.4%            1.9%            6.3%            7.9%           9.4%
  after FAS 115                                                 6.2%            8.0%           -3.9%            9.7%          11.4%
Average Assets                                                  7.3%            7.2%            0.9%           21.6%           3.2%
Average Loans, net of allowance                                 6.8%           18.3%           10.8%            4.5%           8.4%
Average Deposits                                               10.0%            4.4%            1.6%           20.2%           2.5%
Average Equity                                                 10.4%            0.5%            1.9%           16.7%           6.8%
Net Income                                                     24.6%          -25.9%           12.7%           -1.5%           7.0%
Cash Dividends declared                                         9.5%           10.2%           11.4%           11.1%           8.6%
Book Value
  before FAS 115                                                3.2%            2.2%            6.3%            6.6%           7.7%
  after FAS 115                                                 7.0%            8.3%           -4.0%            8.4%           9.7%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to the 2001 Annual Report to Shareholders, portions of which are included as Exhibit 13.0 of this report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of the Company are incorporated herein by reference to the 2001 Annual Report to Shareholders, portions of which are included as Exhibit
13.0 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent auditors in the last three fiscal years.



PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All required information on the executive officers and directors of the Company is detailed in the Company's 2002 definitive proxy statement for the annual meeting of shareholders ("Definitive Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions are detailed in the Definitive Proxy Statement and incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)1. Financial Statements included in Exhibit 13.0, 2001 Annual Report to Shareholders: Consolidated Balance Sheets - December 31, 2001 and 2000 Consolidated Statements of Income - Years ended December 31, 2001, 2000, and 1999 Consolidated Statements of Changes in Shareholders' Equity
                         - Years ended December 31, 2001, 2000, and 1999
               Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999 Parent Only Balance Sheets - December 31, 2001 and 2000 Parent Only Statements of Income - Years ended December 31, 2001, 2000, and 1999 Parent Only Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999

     (a)2.     Financial Statement Schedules:

               Schedule                                                              Location
               Table I - Average Balances, Income & Expense, Yields, and Rates       Part I, Item 1
               Table II - Volume & Rate Analysis of Changes in Net Interest Income   Part I, Item 1
               Table III - Types of Investments                                      Part I, Item 1
               Table IV - Investment Maturities & Average Yields                     Part I, Item 1
               Table V - Types of Loans                                              Part I, Item 1
               Table VI - Loan Maturity Schedule of Selected Loans                   Part I, Item 1
               Table VII - Risk Elements                                             Part I, Item 1
               Table VIII - Summary of Allowance for Loan Losses                     Part I, Item 1
               Table IX - Allocation of the Allowance for Loan Losses                Part I, Item 1
               Table X - Average Deposits & Rates                                    Part I, Item 1
               Table XI - Maturity Schedule of Time Deposits of $100,000 or more     Part I, Item 1
               Table XII - Return on Equity & Assets                                 Part I, Item 1
               Table XIII - Interest Rate Sensitivity Analysis                       Part I, Item 1
               Common Equity Market Data                                             Part II, Item 5
               Selected Financial Data                                               Part II, Item 6
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

               11.0 Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2001 Annual Report to Shareholders.)

               13.0 Portions of the 2001 Annual Report to Shareholders for the year ended December 31, 2001 - incorporated herein.

               21.0      Subsidiaries of the Company - shown herein.

               23.0      Consent of Auditors - incorporated herein.


     (b)       Reports filed on Form 8K.

               There were no filings on Form 8K during the fourth quarter of 2001.

                                   SIGNATURES

In accordance with the requirements of Section 13 (or 15d) of the Exchange Act, of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2002.

                           Bay Banks of Virginia, Inc.



                           /s/ Austin L. Roberts, III
                          -----------------------------
                             Austin L. Roberts, III,
                      President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated on the 29th day of March 2002.

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

                            /s/ Weston F. Conley, Jr.
                            -------------------------
                              Weston F. Conley, Jr.
                                    Director


                             /s/ William A. Creager
                             ----------------------
                               William A. Creager
                                    Director

                               /s/ Thomas A. Gosse
                               -------------------
                                 Thomas A. Gosse
                                    Director

                              /s/ Richard C. Abbott
                            ------------------------
                                Richard C. Abbott
                                    Treasurer

EX-13.0

                                  ANNUAL REPORT

                                  Exhibit 13.0

FINANCIAL HIGHLIGHTS
(Dollars in Thousands except per share amounts)


At Year End                                     2001          2000      % Change

Assets                                      $245,594      $225,332          9.0%
Loans (Net)                                  150,253       147,678          1.7%
Deposits                                     219,194       200,178          9.5%
Stockholders' Equity
  Before SFAS 115 Adjustment                  22,070        21,546          2.4%
  after SFAS 115 Adjustment                   22,617        21,287          6.2%
Book Value per share
  Before SFAS 115 Adjustment                $  19.14      $  18.54          3.2%
  after SFAS 115 Adjustment                 $  19.61      $  18.32          7.0%


Averages for the Year

Assets                                      $228,412      $212,916          7.3%
Loans (Net)                                  150,193       140,596          6.8%
Deposits                                     202,223       183,791         10.0%
Stockholders' Equity after SFAS 115           22,215        20,115         10.4%


For the Year

Interest Income                             $ 15,877      $ 15,507          2.4%
Interest Expense                               7,321         8,303        -11.8%
Net Interest Income                            8,556         7,205         18.8%
Net Income                                     2,009         1,613         24.6%
  per share                                 $   1.74      $   1.39         25.2%
Cash Dividends                                 1,076           997          7.9%
  per share                                 $   0.94      $   0.86          9.3%


Significant Ratios

Risk Based Capital:
  Total Capital to Risk Weighted Assets         13.3%         13.6%
  Tier 1 Capital to Risk Weighted Assets        12.3%         12.7%
  Leverage Ratio                                 8.5%          8.3%
Return on Average Assets                         0.9%          0.8%
Return on Average Equity                         9.0%          8.0%
Loan Loss Reserve to Loans                       1.0%          0.9%




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bay Banks of Virginia, Inc., (the "Company"). This discussion should be read in conjunction with the financial statements and other financial information contained elsewhere in this annual report.

Bay Banks of Virginia, Inc., is a bank holding company, organized under the laws of Virginia on February 10, 1997. As of July 1, 1997, Bay Banks of Virginia, Inc., assumed ownership of 100% of the stock of the Bank of Lancaster. Prior to this date the Company operated as the Bank of Lancaster. In August of 1999, Bay Banks of Virginia formed Bay Trust Company. This subsidiary of the Holding Company was created to purchase the assets of the trust department of the Bank of Lancaster. This sale and transfer of assets was completed on December 31, 1999. As of January 1, 2000, the bank no longer owned or managed the trust function, and Bay Trust Company began operations as a subsidiary of Bay Banks of Virginia.

SUMMARY FINANCIAL INFORMATION

2001 Compared to 2000

Bay Banks of Virginia, Inc. recorded earnings for 2001 of $2,008,839 or $1.74 per share as compared to 2000 earnings of $1,612,620 and $1.39 per share. This is an increase in net income of 24.6% over the prior period. Net interest income for 2001 increased to $8,556,491, up 18.8% as compared to $7,204,718 for 2000.
Non-interest income, before net securities gains, for 2001, increased to $2,058,655 as compared to 2000 non-interest income, before net securities gains, of $1,695,968, an increase of 21.4%. Non-interest expenses increased to $7,473,316, up 14.7% over 2000 non-interest expenses of $6,517,439.

2000 Compared to 1999

          Earnings for the Bay Banks of Virginia, Inc., were $1,612,620 for 2000, down 25.9% as compared to 1999 earnings of $2,175,378. 2000 earnings per share were $1.39 as compared to 1999 earnings per share of $1.86. Net interest income was $7,204,718 for 2000 as compared to $7,623,997 for 1999. This represents a decrease of 5.5% over net interest income for 1999. Non-interest income, before net securities gains, for 2000 was $1,695,968, up 11.9% over 1999 non-interest income, before net securities gain, of $1,515,256. Non-interest expenses for 2000 were $6,517,439, up 10.4% as compared to 1999 non-interest expenses of $5,905,938.

FINANCIAL ANALYSIS

Net Interest Income

          The principal source of earnings for the Company is net interest income. Net interest income is the difference between interest and fees generated by earning assets and interest expense paid on deposits and other sources of funding. It is effected by variations in interest rates, the volume and mix of earning assets and interest-bearing liabilities, and the levels of non-performing assets.

          Net interest income was $8.6 million in 2001, $7.2 million in 2000 and $7.6 million in 1999. This represents an increase in net interest income of 18.8% for 2001 as compared to 2000 and a decrease of 5.5% for 2000 over 1999.

          The improvement in net interest income in 2001 was due mainly to the falling interest rate environment coupled with the Bank's liability sensitivity. The result was a more rapid decline in deposit rates than in asset rates. The Federal Reserve Open Market Committee reduced rates by 425 basis points (4.25 percentage points) throughout 2001. One of the Bank's largest deposit products is a savings account based on the prime rate with balances at year-end 2001 of $36.3 million. As prime decreased, the cost of these funds also decreased.

          In reviewing net interest income, the impact of these factors becomes apparent by comparing interest expense in 2001, 2000 and 1999. Interest expense was $7.3 million in 2001, $8.3 million in 2000, and $6.5 million in 1999. This represents a decrease in interest expense of $1.0 million or 11.8% between 2001 and 2000. Net interest yield on earning assets on a fully tax equivalent basis was 4.2%, 3.8% and 4.3% for 2001, 2000 and 1999 respectively.

Non-Interest Income

          Total non-interest income increased to $2.1 million in 2001 from $1.7 million in 2000 and $1.6 million in 1999. This represents an increase of 18.9% for 2001 over 2000 and an increase of 12.9% for 2000 over 1999.

          Non-interest income is composed of income from fiduciary activities (Bay Trust Company), service charges on deposit accounts, other service charges and fees, including secondary market loan origination fees, gains on securities, and other miscellaneous income. Fiduciary income improved by $141 thousand during 2001 for an increase of 21.0% as compared to 2000. Fiduciary income increased by $141 thousand or 26.7% between 2000 and 1999. Service charges on deposits increased by $95 thousand, while other service charges increased by $86 thousand during 2001 as compared to 2000. Secondary market loan fees totaled $224 thousand in 2001 compared to $67 thousand in 2000, an increase of $157 thousand or 234%. Other income includes lease income, gains on the sale of foreclosed property, gains on the sale of fixed assets, and other income. Other income increased between 2001 and 2000 to $237 thousand from $197 thousand, an increase of 20.5%. Other income for 1999 was $225 thousand.

          While securities trading is not part of the core operating business of the Company and is therefore not budgeted, the Company may sell a portion of it's investment portfolio as a means to fund loan growth. Sales of securities during 2001 resulted in net gains of $22 thousand.

Non-Interest Expense

          During 2001, non-interest expense increased to $7.5 million from $6.5 million in 2000 and $5.9 million in 1999. This represents an increase of 14.7% for 2001 over 2000 and 10.4% for 2000 over 1999. Non-interest expense is composed of salaries and benefits, occupancy expense, FDIC assessments, and other expense. Salary and benefit expense is the major component of non-interest expense, and has increased 18.2% and 16.1% for 2001 and 2000, respectively. Bank of Lancaster purchased two branches of a regional bank in the fourth quarter of 2000. Staff increases related to this acquisition and other additional staffing resulted in the greatest portion of the increase in salaries and benefits.

          Occupancy expense for 2001 was $804 thousand as compared to $682 thousand for 2000. This is an increase of 17.9% for 2001 over 2000. A portion of this increase is related to the aforementioned acquisition of two branches, and the renovation of the Bank's operations center. For the comparable period, 2000 over 1999, occupancy expense increased 1.2%. Other expense for 2001 was $2.6 million as compared to $2.4 million for 2000. This was an increase in other expense of 8.9% for 2001 over 2000.

Assets

          As of December 31, 2001, the Company had total assets of $245.6 million as compared to 2000 balances of $225.3 million. Total assets increased by 9.0% for 2001 as compared to 2000. Loan growth was moderate throughout 2001 while deposit growth was strong in the second half of the year. At year-end 2001, deposits totaled $219.2 million as compared to $200.2 million at year-end 2000, an increase of 9.5%.

Loans

          Loan demand was steady throughout 2001 as balances increased by $2.6 million or 1.7%. Year-end 2001 net loan balances were $150.3 million as compared to $147.7 million at year-end 2000. The loan portfolio is mainly composed of residential first mortgages. Real estate mortgage and construction loans in aggregate decreased to $115.5 million during 2001, from a total of $116.5 million at year-end 2000. This was due mainly to increased refinancing into the secondary market as those rates reached record lows. This was more than offset by commercial and consumer installment loan growth. Commercial loan balances increased to $13.5 million from $11.3 million, and consumer installment loans increased to $22.0 million from $20.6 million for 2001 over 2000, respectively. At year-end 2001, residential mortgages comprised 76.1% of total loans, commercial loans were 8.9% and consumer installment loans were 14.5%.

Provision and Allowance for Loan Losses

          The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management's evaluation of the loan portfolio's inherent risk. The 2001 provision was $325 thousand as compared to $250 thousand for 2000. Loans charged off during 2001 totaled $221 thousand versus $94 thousand for 2000. Recoveries were $19 thousand and $16 thousand for 2001 and 2000, respectively. The allowance for loan losses, as a percentage of year-end loans, was 1.0% for 2001 and 0.9% for 2000.

          As of December 31, 2001, loans upon which the accrual of interest had been discontinued were $163 thousand. Loans upon which the accrual of interest had been discontinued at year-end 2000 were $25 thousand. Other real estate owned, including foreclosed property, at year-end 2001 was $614 thousand as compared to $805 thousand for 2000. The Company maintains properties in other real estate owned at fair value and expects no losses.

          Loans still accruing interest but delinquent ninety days or more were $825 thousand, or 0.5%, of total loans at December 31, 2001. These balances were $758 thousand, or 0.5%, for the comparable period in 2000.

          The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the required amount of provision. A loan-by-loan review is conducted on all classified loans. Inherent losses on these individual loans are determined and these losses are compared to historical loss data for each loan type. Management then reviews the various analyses and determines the appropriate allowance. As of December 31, 2001, management considered the allowance for loan losses to be a reasonable estimate of potential loss exposure inherent in the loan portfolio.

Deposits

          As of December 31, 2001, the Company maintained total deposits of $219.2 million. This compares to $200.2 million for 2000. Deposits increased by 9.5% for 2001 as compared to 2000, with much of this increase occurring in the second half of 2001. Demand deposits increased to $26.1 million during 2001 from $23.8 million at year-end 2000. Savings and NOW account balances increased to $102.1 million during 2001 from $100.5 million at year-end 2000. Other time deposits grew to $91.0 million from $75.9 million at year-end 2000.

Securities

          As of December 31, 2001, investment securities totaled $48.0 million. Year-end balances for 2000 were $52.6 million. All of the Company's securities are classified as available for sale. Available for sale securities are eligible for sale for general liquidity needs, should loan demand require funding, or if prepayment risk requires action. Available for sale securities are carried at fair market value.

Throughout 2001, the Company received $12.7 million in sales and maturities from the investment portfolio, and purchased $6.9 million.

Liquidity, Interest Rate Sensitivity and Inflation

          Sources of liquidity include core deposits, the investment portfolio and balances held as Federal Funds sold. Cash flows are managed to ensure availability of liquidity to fund loan growth or unanticipated declines in deposit balances. As of December 31, 2001, approximately 6.0% of the investment portfolio will mature within one year or less. This compares to a 9.6% maturity ratio for 2000. At year-end 2001, the Company had approximately $2.9 million in securities with maturities of one year or less and $25.2 million in Federal Funds sold balances. Additional liquidity sources include overnight lines of credit with corresponding banks equaling $15.9 million and available credit at the Federal Home Loan Bank of Atlanta in the amount of $20.0 million. These credit lines were not used in 2001, as sufficient funding was available from growth in deposits.

          The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. The company utilizes advanced simulation models that estimate interest income volatility and interest rate risk, and regularly investigates potential external influences. In addition, the Company utilizes an Asset Liability Committee composed of appointed members from management and the Board of Directors. The end result is significant managerial attention to interest income volatility that may result from changes in the level of interest rates, basic interest rate spreads, the shape of the yield curve and changing product patterns.

          The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money, over time, due to inflation.

          Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same magnitude as the prices of goods and services. Another impact of inflation is on non-interest expenses, which tend to rise during periods of general inflation. The values of real estate held as collateral by the Company for loans and foreclosed property could be affected by inflation or changing prices due to market conditions.

          Falling interest rates in 2001 resulted in an increasing spread in net interest margins within the Bank. Net interest yield on average earning assets was 4.2% in 2001, up from 3.8% in 2000, and 4.3% in 1999. Coupled with the Bank's short term liability sensitivity, this caused net interest income to increase from $7.2 million in 2000 to $8.6 million in 2001.

          Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates. As discussed previously, management attempts to maintain a favorable position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

Capital Resources

          Equity growth in the Company is supported by three methods; retained earnings, dividend reinvestment and the exercise of stock options granted to officers. The primary method of supporting growth is achieved through retained earnings. During 2001, 53.6% of net income was paid to stockholders as dividends. This pay out ratio was 61.8% in 2000 and 41.8% in 1999. A portion of the Company's stock repurchases also reduces retained earnings. After accounting for dividends and stock repurchases, the Company retained between 17.1% and 48.0% of net income in the prior three years.

          In addition, the Company employs a dividend reinvestment plan in which each stockholder has the option to participate. The plan provides the Company's stockholders an opportunity to use dividends received to purchase authorized but unissued shares at the current market price and with no commission.

          Total capital, or shareholders' equity, as of December 31, 2001 was $22.1 million before unrealized gains or losses on investments. This is an increase of 2.4% over the 2000 capital position of $21.5 million.

          The Company accounts for unrealized gains or losses in the investment portfolio by adjusting capital for any after tax effect of that gain or loss at the end of a given accounting period. Net unrealized gains were $547 thousand at December 31, 2001, as compared to unrealized losses of $260 thousand at year-end 2000.

          The Company is required to maintain minimum amounts of capital to total "risk weighted" assets as defined by Federal Reserve Capital Guidelines. According to "Capital Guidelines for Bank Holding Companies," the Company is required to maintain a minimum Total Capital to Risk Weighted Asset ratio of 8.0%, a Tier 1 Capital to Risk Weighted Asset ratio of 4.0% and a Tier 1 Capital to Adjusted Average Asset ratio (Leverage ratio) of 4.0%. As of December 31, 2001, the Company maintained these ratios at 13.3%, 12.3%, and 8.5%, respectively.

          Book value per share of common stock was $19.61 on December 31, 2001, $18.32 on December 31, 2000, and $16.91 on December 31, 1999. Cash dividends paid during 2001 were $1,076 million or $0.94 per share. In 2000 and 1999, cash dividends paid were $997 thousand and $910 thousand, respectively. Total shares outstanding on December 31, 2001 and 2000 were 1,153,281 and 1,161,968, respectively.

Forward-Looking Statements

          In addition to the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the operations of the Bank, and the Holding Company's actual results could differ significantly from those discussed in the forward looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in economic conditions in the Company's (or Bank's) market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market, and competition. Any of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.