Form 10-Q
period 2002-03-31
BAY BANKS OF VIRGINIA INC
filed 2002-05-14
CIK 1034594

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
       such filing requirements for the past 90 days   X    yes   no ______
                                                     -----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,151,735 shares of common stock on April 30, 2002.

                                    FORM 10-Q

                 For the interim period ending March 31, 2002.

                                      INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001 ......................................   1

         CONSOLIDATED STATEMENTS OF INCOME FOR THE
         THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED) ................................   2

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 2002 AND 2001 (UNAUDITED) ...................................................   3

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
         MARCH 31, 2002 AND 2001 (UNAUDITED) ...................................................   4

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............................................   5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION ..............................................................   6

         FINANCIAL HIGHLIGHTS FOR THE THREE MONTHS ENDED MARCH 31, 2002
         COMPARED TO MARCH 31, 2001 (UNAUDITED) ................................................   7

         NET INTEREST INCOME ANALYSIS FOR THE THREE MONTHS ENDED MARCH 31, 2002
         COMPARED TO MARCH 31, 2001 (UNAUDITED) ................................................   8

         INTEREST RATE SENSITIVITIY GAP ANALYSIS AS OF MARCH 31, 2002
         (UNAUDITED) ...........................................................................   9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................  12

         RATE SHOCK ANALYSIS OF NET INTEREST INCOME ON MARCH 31, 2002 (UNAUDITED) ..............  12


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .....................................................................  12

ITEM 2.  CHANGES IN SECURITIES .................................................................  12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .......................................................  12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................................  13

ITEM 5.  OTHER INFORMATION .....................................................................  13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................................  13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Bay Banks of Virginia, Inc.
Consolidated Balance Sheets                     (Unaudited)
                                                 Mar 31, 2002    Dec 31, 2001

ASSETS
Cash and due from banks                             8,858,870       9,467,334
Federal funds sold                                 25,362,364      25,235,480
Securities Available for Sale                      48,713,824      47,993,730
Gross Loans                                       154,279,464     151,745,619
Allowance for loan losses                          (1,527,683)     (1,493,063)
Premises and equipment, net                         7,043,283       6,943,494
Accrued interest receivable                         1,563,171       1,562,917
Other real estate owned                               624,869         614,073
Other assets                                        3,752,553       3,524,609

Total assets                                      248,670,715     245,594,193

LIABILITIES
Demand deposits                                    26,085,964      26,108,393
Savings and NOW deposits                          103,889,242     102,121,408
Other time deposits                                92,254,388      90,963,764
Total deposits                                    222,229,594     219,193,565

Securities Sold for Repurchase                      2,605,710       2,860,274
Other liabilities                                   1,172,652         923,563

Total liabilities                                 226,007,956     222,977,402

SHAREHOLDERS' EQUITY
Common stock - $5 par value;
  Authorized - 5,000,000 shares
  Outstanding - 1,151,735 and 1,153,281             5,758,677       5,766,405
Additional paid-in capital                          3,957,310       3,940,720
Retained Earnings                                  12,532,849      12,363,054
Accumulated other comprehensive income                413,923         546,612

Total shareholders' equity                         22,662,759      22,616,791

Total liabilities and shareholders' equity        248,670,715     245,594,193


See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.
Consolidated Statements of Income
(Unaudited)
                                                 Qtr Ended       Qtr Ended
                                              Mar 31, 2002    Mar 31, 2001

INTEREST INCOME
Loans receivable (incl fees)                     3,055,614       3,232,993
Securities                                         668,017         728,202
Federal funds sold                                 102,076          65,753
Total interest income                            3,825,707       4,026,948

INTEREST EXPENSE
Deposits                                         1,414,676       2,055,166
Securities Sold to Repurchase                        5,655          33,572
Total interest expense                           1,420,331       2,088,738

Net Interest Income                              2,405,376       1,938,210

Provision for loan losses                           79,000         100,000

Net interest income after provision
for loan losses                                  2,326,376       1,838,210

NONINTEREST INCOME
Income from fiduciary activities                   175,581         246,506
Service charges on deposit accounts                120,635         105,238
Other service charges and fees                     125,205         147,642
Net securities gains                                 1,600          20,422
Other income                                        83,756          40,057
Total noninterest income                           506,777         559,865

NONINTEREST EXPENSES
Salaries and employee benefits                   1,097,863         984,772
Occupancy expense                                  199,460         239,809
Other expense                                      695,915         526,610
Total noninterest expenses                       1,993,238       1,751,191

Net Income before income taxes                     839,915         646,884

Income tax expense                                 256,000         187,260

Net Income                                         583,915         459,624


Average basic shares outstanding                 1,150,371       1,162,117
Earnings per share, basic                             0.51            0.40

Average diluted shares outstanding               1,167,614       1,185,378
Earnings per share, diluted                           0.50            0.39


See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Quarter ended:                                                                    Mar 31, 2002      Mar 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                             583,915           459,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                           130,987           115,789
Provision for Loan Losses                                                               79,000           100,000
Net (Gain) / Loss on Sale of Securities                                                 (1,600)          (20,422)
(Increase) / Decrease in Accrued Interest Receivable                                      (254)          221,382
(Increase) / Decrease in Other Assets                                                 (159,589)         (116,583)
Increase / (Decrease) in Other Liabilities                                             249,090           153,919

Net Cash Provided by Operating Activities                                              881,549           913,709

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Available-for-Sale Securities                                          (2,187,348)                0
Proceeds from sales of Available-for-Sale Securities                                   504,800         4,019,233
Proceeds from maturities of Available-for-Sale Securities                              763,009         1,616,318
(Increase) / Decrease in Loans outstanding                                          (2,578,225)       (2,186,616)
(Increase) / Decrease in Fed Sunds Sold                                               (126,884)       (3,218,000)
Purchases of Premises and Equipment                                                   (230,776)         (361,210)
(Increase) / Decrease in Other Real Estate Owned                                       (10,796)           74,800

Net Cash (Used in) Investing Activities                                             (3,866,220)          (55,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits                             1,745,405            (4,153)
Increase / (Decrease) in Time Deposits                                               1,290,624        (2,744,478)
Proceeds from issuance of Common Stock                                                  76,788            77,495
Repurchase of Common Stock                                                            (226,927)         (114,500)
Dividends paid                                                                        (275,782)         (267,652)
Other                                                                                 (233,901)          439,162

Net Cash Provided by / (Used in) Financing Activities                                2,376,207        (2,614,126)

Net Increase / (Decrease) in Cash & Due from Banks                                    (608,464)       (1,755,892)

Cash & Due From Banks at Beginning of period                                         9,467,334         6,638,567
Cash & Due From Banks at End of period                                               8,858,870         4,882,675

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.
Consolidated Statement of Changes in
Shareholders' Equity
(Unaudited)

                                                                                          Accumulated
                                                         Additional                          Other              Total
                                            Common        Paid-in         Retained       Comprehensive       Shareholders'
                                             Stock         Capital        Earnings       Income/(Loss)          Equity
==========================================================================================================================
 Balance on 1/1/2001                       5,809,841      3,887,823      11,848,640          (259,512)        21,286,792
 Comprehensive Income:
 Net Income                                                                 459,624                              459,624
 Net changes in unrealized
   gain of available-
   for-sale securities, net of
   taxes of $306,732                                                                          595,421            595,421
                                       -----------------------------------------------------------------------------------
 Total Comprehensive Income                        -              -         459,624           595,421          1,055,045

 Dividends paid ($0.23/share)                                              (267,652)                            (267,652)
 Stock repurchases                           (16,250)       (34,097)        (64,153)                            (114,500)
 Sale of common stock:
   Dividends Reinvested                       11,071         66,424               -                 -             77,495
   Stock Options exercised                    12,435          9,923         (22,315)                -                 43
                                       ===================================================================================
 Balance on 3/31/01                        5,817,097      3,930,073      11,954,144           335,909         22,037,223

 Balance on 1/1/2002                       5,766,405      3,940,720      12,363,054           546,612         22,616,791
 Comprehensive Income:
 Net Income                                                                 583,915                              583,915
 Net changes in unrealized
   gain of available-
   for-sale securities, net of
   taxes of ($68,355)                                                                        (132,689)          (132,689)
                                       -----------------------------------------------------------------------------------
 Total Comprehensive Income                        -              -         583,915          (132,689)           451,226

 Dividends paid ($0.24/share)                                              (275,782)                            (275,782)
 Stock repurchases                           (33,895)       (73,252)       (119,780)                            (226,927)
 Sale of common stock:
   Dividends Reinvested                       11,292         65,496               -                 -             76,788
   Stock Options exercised                    14,875         24,346         (18,558)                -             20,663
                                       ===================================================================================
 Balance on 3/31/02                        5,758,677      3,957,310      12,532,849           413,923         22,662,759

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
------------------------------------------

Note 1: Bay Banks of Virginia, Inc. owns 100% of the Bank of Lancaster, `the Bank,' and 100% of Bay Trust Company of Virginia, Inc, `the Trust Company.' The consolidated financial statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia.

       The accounting and reporting policies of the registrant conform to accounting principles generally accepted by the United States of America and to the general practices within the banking industry. This interim statement has not been audited. However, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

       These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant's 2001 Annual Report to Shareholders.

Note 2:  Securities Available for Sale
       The carrying amounts of debt and other securities and their approximate fair values at March 31, 2002, and December 31, 2001, follow:

                                                                         Gross           Gross
                                                     Amortized        Unrealized       Unrealized            Fair
                                                        Cost             Gains           Losses              Value
                                                      ------           -------        ---------             ------
        March 31, 2002:
       ----------------
        U.S. Government agencies                      6,694,853          89,332           20,470           6,763,715
        State and municipal securities               22,906,842         432,280           43,046          23,296,076
        Other securities                             18,484,973         270,058          100,998          18,654,033
                                                ---------------------------------------------------------------------
                                                     48,086,668         791,670          164,514          48,713,824
                                                =====================================================================

        December 31, 2001:
       -------------------
        U.S. Government agencies                      6,693,947         152,679           19,275           6,827,351
        State and municipal securities               20,978,986         436,702           38,745          21,376,943
        Other securities                             19,492,597         369,727           72,888          19,789,436
                                                ---------------------------------------------------------------------
                                                     47,165,530         959,108          130,908          47,993,730
                                                =====================================================================

Note 3:  Loans
       The components of loans in the balance sheets were as follows:

                                                     Mar 31, 2002        Dec 31, 2001
                                                   ----------------------------------------
       Real estate mortgage loans                    $117,691,964        $115,473,765
       Commercial loans                                13,467,896          13,465,591
       Installment and other loans                     22,149,207          21,962,971
       Net deferred loan costs and fees                   970,397             843,292
                                                   ----------------------------------------
                                                      154,279,464         151,745,619
       Allowance for loan losses                       (1,527,683)         (1,493,063)
                                                     ------------        ------------
                                                     $152,751,781        $150,252,556

       Loans upon which the accrual of interest has been discontinued totaled $267,711 at March 31, 2002, and $163,325 at December 31, 2001.

Note 4:  Earnings per share
       The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.

                                                -----March 31, 2002-----         -----March 31, 2001-----
                                                              Per share                        Per share
                                                   Shares        Amount           Shares          Amount
                                                  -------       -------         --------        --------
Basic earnings per share                         1,150,371         $0.51        1,162,117           $0.40

Effect of dilutive securities:
  Stock options                                     17,243                         23,261

Diluted earnings per share                       1,167,614         $0.50        1,185,378           $0.39

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Unaudited)

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc., "the Company," a two bank holding company. This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income,recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

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

Bay Banks of Virginia, Inc.
Financial Highlights
(Unaudited)

Quarter ended (Thousands)                                       3/31/02               3/31/01        Change
FINANCIAL CONDITION
Average Assets                                                  245,832               223,261         10.1%
Average Interest-earning Assets                                 223,559               206,303          8.4%
Average Earning Assets to Total Average Assets                     90.9%                 92.4%        -1.6%
Period-end Interest-bearing Liabilities                         196,144               174,277         12.5%
Average Interest-bearing Liabilities                            194,577               175,138         11.1%
Average Equity, including FAS 115 adjustment                     22,640                21,662          4.5%
Tier 1 Capital                                                   19,499                18,495          5.4%
Net Risk-weighted Assets                                        159,671               147,499          4.6%
Tier 2 Capital                                                    1,528                 1,455          5.0%

RESULTS OF OPERATIONS
Net Interest Income before Provision                              2,405                 1,938         24.1%
Net Income                                                          584                   460         27.0%
Annualized Yield on Average Interest-earning Assets                6.94%                 7.93%       -12.5%
Annualized Cost of Average Interest-bearing Liabilities            2.89%                 4.69%       -38.4%
Annualized Net Yield on Average Interest-earning Assets            4.40%                 3.88%        13.4%
Annualized Net Interest Rate Spread                                4.06%                 3.24%        25.3%

RATIOS
Total Capital to Risk-weighted Assets (10% min)                    13.2%                 13.5%         0.8%
Tier 1 Capital to Risk-weighted Assets (6% min)                    12.2%                 12.5%         0.8%
Leverage Ratio (5% min)                                             8.0%                  8.4%        -4.6%
Annualized Return on Average Assets (ROA)                           1.0%                  0.8%        25.0%
Annualized Return on Average Equity (ROE)                          10.3%                  8.5%        21.6%

Period-end basic shares outstanding                           1,151,735             1,163,419         -1.0%
Average basic shares outstanding                              1,150,371             1,162,117         -1.0%
Average diluted shares outstanding                            1,167,614             1,185,378         -1.5%

PER SHARE DATA
Diluted earnings per average share (EPS) (three months)            0.50                  0.39         29.0%
Cash Dividends per average share (three months)                    0.24                  0.23          4.1%
Book Value per share
  before Accumulated Comprehensive Income/Loss                    19.32                 18.65          3.6%
  after Accumulated Comprehensive Income/Loss                     19.68                 18.94          3.9%

Book Value per average share
  before Accumulated Comprehensive Income/Loss                    19.34                 18.68          3.6%
  after Accumulated Comprehensive Income/Loss                     19.70                 18.97          3.9%

EARNINGS SUMMATION

         For the three months ended March 31, 2002, net income was $584 thousand as compared to $460 thousand for the comparable period in 2001, an increase of 27.0%. Diluted earnings per average share for the first three months of 2002 were $0.50 as compared to $0.39 for the first three months of 2001. Return on average equity was 10.3% for the first three months of 2002 as compared to 8.5% for the first three months of 2001, an increase of 21.6%. Return on average assets was 1.0% for the first three months of 2002, compared to 0.8% for the first three months of 2001, an increase of 25.0%. Net interest income for the first three months of 2002 was $2.4 million as compared to $1.9 million for the first three months of 2001, an increase of 24.1%. Average interest-earning assets totaled $223.6 million for the first three months of 2002 as compared to $206.3 million for the first three months of 2001, an increase of 8.4%. Average interest-bearing liabilities totaled $194.6 million for the first three months of 2002 as compared to $175.1 million for the first three months of 2001, an increase of 11.1%. The annualized yield on average interest-earning assets for the first three months of 2002 was 6.94% as compared to 7.93% for the first three months of 2001, a decrease of 12.5%. The annualized yield (cost) on interest-bearing liabilities for the first three months of 2002 was 2.89% as compared to 4.69% for the first three months of 2001, a decrease of 38.4%. Average interest-earning assets as a percent of total average assets was 90.9% for the first three months of 2002 as compared to 92.4% for the comparable period of 2001, a decrease of 1.6%. Average total assets for the first three months of 2002 were $245.8 million as compared to $223.3 million for the first three months of 2001, growth of 10.1%.

Bay Banks of Virginia, Inc.
Net Interest Income Analysis
(Unaudited)

                                          ---------------------------------------------------------------------------
(Fully taxable equivalent basis)           Three months                            Three months
                                              ended                                  ended
                                            3/31/2002                              3/31/2001
                                          ---------------------------------------------------------------------------
(Thousands)                                    Average       Income/   Annualized    Average    Income/    Annualized
                                                Balance      Expense   Yield/Rate    Balance    Expense    Yield/Rate
                                          ----------------------------------------------------------------------------
INTEREST EARNING ASSETS:
------------------------
Debt Securities (Book Value):
  Taxable Securities                            34,100         510        5.99%       39,486       597        6.05%
  Tax-Exempt Securities (1)                     12,047         212        7.05%       10,654       191        7.18%
--------------------------------------------------------------------------------------------------------------------
Total Debt Securities                           46,147         722        6.26%       50,139       788        6.29%

Gross Loans (2)                                152,282       3,056        8.03%      151,562     3,233        8.53%
Interest-bearing Deposits                          216           0        0.91%          202         2        3.22%
Fed Funds Sold                                  24,915         102        1.64%        4,400        66        5.98%
====================================================================================================================
  TOTAL INTEREST EARNING ASSETS                223,559       3,880        6.94%      206,304     4,089        7.93%

INTEREST-BEARING LIABILITIES:
----------------------------
Deposits:
  Savings Deposits                              58,419         334        2.29%       58,764       663        4.51%
  NOW Deposits                                  30,541          96        1.26%       29,061       193        2.65%
  CD's * = $100,000                             23,938         245        4.09%       18,041       277        6.14%
  CD's **  $100,000                             68,351         687        4.02%       56,499       821        5.81%
  Money Market Deposit Accounts                 13,328          53        1.60%       12,773       102        3.19%
--------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Deposits                194,577       1,415        2.91%      175,138     2,056        4.70%

Securities Sold to Repurchase                    2,284           6        0.99%        2,907        34        4.62%
Other Short Term Borrowings                          -           -        0.00%            -         -        0.00%
====================================================================================================================
  TOTAL INTEREST-BEARING LIABILITIES           196,861       1,421        2.89%      178,045     2,090        4.69%

Net Interest Margin                                          2,459        4.40%                  1,999        3.88%
Net Interest Rate Spread                                                  4.05%                               3.24%

Notes:
-----
(1)-Yield assumes a federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.

*  greater than
** less than

         This Net Interest Income Analysis table shows net interest margin increasing to 4.40% from 3.88% for the first three months of 2002 compared to the first three months of 2001. Reductions of interest rates by the Federal Reserve Bank throughout 2001 have contributed to these improvements.

         Interest-earning assets are comprised mainly of the loan portfolio at $154.3 million and the investment portfolio at $48.7 million. For the three month period ended March 31, 2002, compared to the same period in 2001, on a fully tax equivalent basis, tax-exempt investment yields declined to 7.05% from 7.18%, taxable investment yields declined to 5.99% from 6.05%, for a total decline in investment yields to 6.26% from 6.29%. In the first three months of 2002, gross loans on average volumes yielded 8.03% as compared to 8.53% for the same period in 2001.

         Yields on average interest-bearing deposits comparing the first three months of 2002 to the same period in 2001, were as follows. Savings yields were down to 2.29% compared to 4.51%, NOW accounts were down to 1.26% compared to 2.65%, money market demand accounts were down to 1.60% compared to 3.19%, certificates of deposit greater than $100 thousand were down to 4.09% compared to 6.14%, and certificates of deposit less than $100 thousand were down to 4.02% compared to 5.81%. The resulting total yield on deposits through March 31, 2002, was down to 2.91% compared to 4.69% for the three months ended March 31, 2001.

Bay Banks of Virginia, Inc.
Interest Rate Sensitivity Gap Analysis
(Unaudited)

as of 3/31/2002
(Thousands)                                          Within 3    3-12 Months     1-5 Years  Over 5 Years       Total
                                                       months
INTEREST EARNING ASSETS:
Interest-Bearing Due From Banks                           167              -             -             -         167
Fed Funds Sold                                         25,362              -             -             -      25,362
Debt Securities (Market Value)                          1,569          4,898        22,432        18,563      47,462
Loans (1)                                              35,895         39,838        74,404         2,905     153,042
                                               ----------------------------------------------------------------------
  TOTAL EARNING ASSETS                                 62,993         44,736        96,836        21,468     226,033

INTEREST-BEARING LIABILITIES:
NOW Accounts                                                -              -        30,768             -      30,768
MMDA's & Savings                                       17,766         36,410        18,945             -      73,121
CD's **   $100,000                                     13,030         17,220        33,817             -      64,067
CD's * =  $100,000                                      3,859          5,128        14,085             -      23,072
IRA CD's                                                  303          1,438         3,375             -       5,116
                                               ----------------------------------------------------------------------
  Total Interest-bearing Deposits                      34,958         60,196       100,990             -     196,144

Fed Funds Purchased                                         -              -             -             -           -
Securities Sold to Repurchase                           2,606              -             -             -       2,606
Other Short Term Borrowings                                 -              -             -             -           -
                                               ----------------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES                   37,564         60,196       100,990             -     198,750

Rate Sensitive Gap                                     25,429        (15,460)       (4,154)       21,468      27,283

Cumulative Gap                                         25,429          9,969         5,815        27,283
Cumulative RSA/RSL                                       1.68           1.10          1.03          1.14

** less than
* greater than

Notes:
  (1) - Non-Accrual loans not included

         Rate reductions throughout 2001 favorably impacted net interest spreads as deposits repriced downward. Also, the short-term liability sensitivity of the first three months of 2001 has improved to the more neutral position shown above, making the Bank better positioned for interest rate changes. This improvement is the result of increased volume in the Bank's five-year certificates of deposit. As of March 31, 2002, the Bank had interest-earning assets that mature within 3 months totaling $63.0 million, in 3-12 months totaling $44.7 million, in 1-5 years totaling $96.8 million, and over 5 years totaling $21.5 million. In comparison, interest-bearing liabilities maturing within 3 months totaled $37.6 million, in 3-12 months totaled $60.2 million, in 1-5 years totaled $101.0 million, and none over 5 years. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

LIQUIDITY

         The company maintains adequate short-term assets to meet the company's liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On March 31, 2002, federal funds sold totaled $25.4 million and securities maturing in one year or less totaled $6.5 million, for a total pool of $31.9 million. The liquidity ratio as of March 31, 2002 was 34.1% as compared to 34.7% as of December 31, 2001. Bay Banks of Virginia determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by net liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

CAPITAL RESOURCES

         From December 31, 2001, to March 31, 2002, total shareholder's equity has grown by 0.2%. It is impacted by net unrealized gains on securities in the amount of $413,923 as of March 31, 2002. There were unrealized gains on December 31, 2001 of $546,612. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholders' equity. Shareholders' equity before unrealized gains or losses was $22.2 million on March 31, 2002, and $22.1 million on December 31, 2001. This represents an increase of $179 thousand or 0.8% during the three-month period.

         Book value per share on March 31, 2002, compared to March 31, 2001, grew to $19.68 from $18.94, an increase of 3.9%. Book value per share before accumulated comprehensive income on March 31, 2002, compared to March 31, 2001, grew to $19.32 from $18.65, an increase of 3.6%. Cash dividends paid for the three months ended March 31, 2002, were $276 thousand, or $0.24 per average share, compared to $268 thousand, or $0.23 per average share, for the comparable period ended March 31, 2001, an increase of 4.1%. Total shares outstanding on March 31, 2002, were 1,151,735 compared to 1,163,419 on March 31, 2001. Average shares outstanding for the three months ended March 31, 2002, were 1,150,371, compared to 1,161,950, for the comparable period ended March 31, 2001. The Company began a share repurchase program in August of 2000 and has continued the program into 2002. The current share repurchase plan shall not exceed 40,000 shares.

         The Company is subject to minimum regulatory capital ratios as defined by FFIEC guidelines. As of March 31, 2002 the Company maintained Tier 1 capital of $19.5 million, net risk weighted assets of $159.7 million, and Tier 2 capital of $1.5 million. The Tier 1 capital to risk weighted assets ratio was 12.2%, the total capital ratio was 13.2%, and the tier 1 leverage ratio was 8.0%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

         As of March 31, 2002, total assets have increased 1.3% since December 31, 2001. Cash and cash equivalents totaled $8.9 million on March 31, 2002, compared to $9.5 million at year-end 2001.

         During the three months ended March 31, 2002, total loans increased by 1.7%. During the same three-month period, real estate mortgage loans increased 1.9% to $117.7 million, commercial loans increased 0.2% to $13.5 million, and installment and other loans increased by 0.8% to $22.1 million. Real estate lending has historically been the main area of growth in the loan portfolio, but commercial lending is improving.

         For the three months ended March 31, 2002, the Company charged off loans totaling $48.6 thousand. For the comparable period in 2001, total loans charged off were $16.0 thousand. The Company maintained $625 thousand of other real estate owned, or "OREO," as of March 31, 2002. As of year-end 2001, the balance was $614 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

         Increases in the provision for loan losses amounted to $79,000 through the first three months, and the allowance for loan losses as of March 31, 2002, was $1,527,683. The allowance for loan losses, as a percentage of average total loans through the first three months of 2002 was 1.0%.

         As of March 31, 2002, $268 thousand of loans were on on non-accrual status. There were $19.8 thousand of loans on non-accrual status as of March 31, 2001. Loans still accruing interest but delinquent for 90 days or more were $877 thousand on March 31, 2002, as compared to $611 thousand on March 31, 2001.

         The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of March 31, 2002, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         As of March 31, 2002, investment securities totaled $48.7 million at market value. This compares with December 2001 market value of $48.0 million. This represents an increase of 1.5% during the three months ended March 31, 2002. The investment portfolio represents 19.6% of total assets and 21.3% of earning assets. The investment portfolio is maintained entirely at market value under Financial Accounting Standard rule 115, "FAS 115." FAS 115 requires that the Company classify its investment portfolio in any combination of held-for-trading, held-to-maturity, or available-for-sale. Investments classified as held-for-trading must recognize gains or losses at market value in the current period's statement of earnings. Investments held-for-trading are considered short term investments and are not intended to be held to call or maturity. Investments classified as held-to-maturity require no recognition of change in market value, however, the investments must be held to call or maturity, and therefore cannot be sold prior to such time. Investments that are classified as available-for-sale are valued each accounting period. This valuation is known as `marking to market' the investment portfolio. The market value adjustment is then applied to the individual investment types, and the tax-effected adjustment is applied to shareholder's equity. This tax-effected adjustment to shareholder's equity is classified as Comprehensive Income on the Statement of Changes in Shareholder's Equity. The Company's investment portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market. The resulting accumulated adjustment to book value as of March 31, 2002 was an unrealized gain of $627 thousand. The corresponding accumulated adjustment to shareholders' equity was $414 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2002.

         As of March 31, 2002, total deposits were $222.2 million. Compared to $219.2 at year-end 2001, balances have increased 1.4%. Comparing types of deposit balances on March 31, 2002, to year-end 2001 results in the following, non-interest-bearing demand deposits decreased slightly by 0.1% to $26.1 million, savings and NOW accounts increased by 1.7% to $103.9 million, and other time deposits increased by 1.4% to $92.3 million.

RESULTS OF OPERATIONS

NON INTEREST INCOME

         Non-interest income for the first three months of 2002 totaled $507 thousand compared to $560 thousand for the same period in 2001. This is a decrease of 9.5%. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other service charges and fees, gains on the sale of securities, and other income. Of these categories, fiduciary activities contributed the majority at $176 thousand. Service charges on deposit accounts contributed $121 thousand. Other service charges and fees contributed $125 thousand. For the first three months of 2001, these totals were $247 thousand, $105 thousand, and $148 thousand, respectively.

         Management continues to explore methods of improving fee based services to its customers. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee based services provided to bank customers are among the areas under regular review.

NON INTEREST EXPENSE

         Non-interest expenses totaled $2.0 million during the first three months of 2002 as compared to $1.8 million for the same period in 2001, an increase of 13.8%. Non-interest expenses include salaries and benefits, occupancy expense, and other operating expense. Of these categories, salaries and benefits are the major expense. Through the three months ended March 31, 2002, salary and benefit expense was $1.1 million, occupancy expense was $199 thousand, and other operating expense was $696 thousand. For the same period in 2001, the totals were $985 thousand, $240 thousand, and $527 thousand, respectively. Much of this increase is due to increased employee benefit costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rate Shock Analysis of Net
Interest Income
as of March 31, 2002
(Unauditied)
(in thousands)

Rate Change:                                 -200 bp         0 bp     +200 bp
                                        ======================================
Year 1
------
Net Interest Income                         $ 9,156       $ 9,408     $ 9,681
Net Interest Income Change                    ($252)      $     0     $   273
Net Interest Income % Change                  -2.68%         0.00%       2.90%

Year 2
------
Net Interest Income                          $8,221       $ 9,389     $10,571
Net Interest Income Change                  ($1,168)      $     0     $ 1,182
Net Interest Income % Change                 -12.44%         0.00%      12.59%

Two Year Summary:
----------------
Net Interest Income                         $17,377       $18,797     $20,252
Net Interest Income Change                  ($1,420)      $     0     $ 1,455
Net Interest Income % Change                  -7.55%         0.00%       7.74%

         Rate shock is a method for stress testing the Bank's future net interest margin under several rate change levels. These levels span 200 basis point (2.00%) increments up and down from the current prime rate of interest. In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level. The interest is recalculated for each level along with the new average yield. Net interest income is then calculated and a risk profile is developed. The results of these calculations are summarized in the table above.

         As shown, the company estimates that a 200 bp reduction in the current prime rate would result in $252 thousand of lost net interest income to the Company over twelve months. Similarly, an increase in the current prime rate by 200 bp results in an estimated $273 thousand of incremental net interest income.

PART II.

ITEM 1. LEGAL PROCEEDINGS

None to report.


ITEM 2. CHANGES IN SECURITIES

None to report.


ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.


ITEM 5. OTHER INFORMATION

None to report.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index:
         ( 3)(i)(ii)     Articles of Incorporation and Bylaws.             N/A
         ( 4)(i)         Rights of Holders.                                N/A
         (10)(ii)(A)     Material Contracts.                               N/A
         (11)            Statement: Computation of Earnings per Share      N/A
         (15)            Letter: Unaudited financial information           N/A
         (18)            Letter:  Change in accounting principles          N/A
         (19)            Report furnished to security holders              N/A
                         Published report regarding matters submitted
                         to a vote of security holders                     N/A
         (23)            Consent of council                                N/A
         (24)            Power of Attorney                                 N/A
         (99)            Additional Exhibits                               N/A

(b) Reports on Form 8-K:
                         None to report


SIGNATURES

BAY BANKS OF VIRGINIA, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Bay Banks of Virginia, Inc.
                              ---------------------------
                                (Registrant)

5/14/2002                     /s/ Austin L. Roberts, III
                              --------------------------
                              President and
                              Chief Executive Officer

5/14/2002                     /s/ Richard C. Abbott
                              ---------------------
                              Treasurer