Form 10-Q
period 2002-06-30
BAY BANKS OF VIRGINIA INC
filed 2002-08-14
CIK 1034594

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

               [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER.........0-22955


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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,302,177 shares of common stock on July 31, 2002.

                                    FORM 10-Q

                  For the interim period ending June 30, 2002.

                                      INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS
         JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001........................

         CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS AND
         SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)....................

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
         JUNE 30, 2002 AND 2001 (UNAUDITED).....................................

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE SIX
         MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)........................

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION...............................................

         FINANCIAL HIGHLIGHTS FOR THE SIX MONTHS ENDED JUNE 30, 2002
         COMPARED TO JUNE 30, 2001 (UNAUDITED)..................................

         NET INTEREST INCOME ANALYSIS FOR THE SIX MONTHS ENDED JUNE 30, 2002
         COMPARED TO JUNE 30, 2001 (UNAUDITED)..................................

         INTEREST RATE SENSITIVITIY GAP ANALYSIS AS OF JUNE 30, 2002
         (UNAUDITED)............................................................

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............

         RATE SHOCK ANALYSIS OF NET INTEREST INCOME ON JUNE 30, 2002 (UNAUDITED)


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS......................................................

ITEM 2.  CHANGES IN SECURITIES..................................................

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................

ITEM 5.  OTHER INFORMATION......................................................

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


Bay Banks of Virginia, Inc.
Consolidated Balance Sheets                             (Unaudited)
                                                       Jun 30, 2002      Dec 31, 2001
ASSETS
Cash and due from banks                                $ 10,624,191      $  9,467,334
Federal funds sold                                       16,880,387        25,235,480
Securities Available for Sale                            50,081,585        47,993,730
Gross Loans                                             160,626,389       151,745,619
Allowance for loan losses                               (1,458,434)       (1,493,063)
Premises and equipment, net                               7,279,910         6,943,494
Accrued interest receivable                               1,548,019         1,562,917
Other real estate owned                                     137,755           614,073
Other assets                                              3,077,230         3,524,609

Total assets                                            248,797,032       245,594,193

LIABILITIES
Demand deposits                                          29,741,240        26,108,393
Savings and NOW deposits                                102,250,456       102,121,408
Other time deposits                                      89,386,684        90,963,764
Total deposits                                          221,378,380       219,193,565

Securities Sold for Repurchase                            2,848,996         2,860,274
Other liabilities                                         1,006,835           923,563

Total liabilities                                       225,234,211       222,977,402

SHAREHOLDERS' EQUITY
Common stock - $5 par value;
  Authorized - 5,000,000 shares
  Outstanding - 2,302,177 and 1,153,281                  11,510,885         5,766,405
Additional paid-in capital                                3,982,981         3,940,720
Retained Earnings                                         6,978,942        12,363,054
Accumulated other comprehensive income                    1,090,013           546,612

Total shareholders' equity                               23,562,821        22,616,791

Total liabilities and shareholders' equity              248,797,032       245,594,193


See Notes to Consolidated Financial Statements.


Bay Banks of Virginia, Inc.
Consolidated Statements of Income
(Unaudited)
                                                           Qtr ended        Qtr ended       Year to date       Year to date
                                                        Jun 30, 2002     Jun 30, 2001       Jun 30, 2002       Jun 30, 2001
INTEREST INCOME
Loans receivable (incl fees)                              $3,092,079       $3,138,572         $6,147,693         $6,371,565
Securities                                                   679,749          670,943          1,347,766          1,399,145
Federal funds sold                                            84,441           75,168            186,517            140,921
Total interest income                                      3,856,269        3,884,683          7,681,976          7,911,631

INTEREST EXPENSE
Deposits                                                   1,339,164        1,847,861          2,753,840          3,903,027
Securities Sold to Repurchase                                  8,901           24,431             14,556             58,003
Total interest expense                                     1,348,065        1,872,292          2,768,396          3,961,030

Net Interest Income                                        2,508,204        2,012,391          4,913,580          3,950,601

Provision for loan losses                                    132,000           75,000            211,000            175,000

Net interest income after provision for loan losses        2,376,204        1,937,391          4,702,580          3,775,601

NONINTEREST INCOME
Income from fiduciary activities                             158,405          183,045            333,986            429,551
Service charges & fees on deposit accounts                   131,721          116,118            252,356            221,356
Other miscellaneous fees                                     154,048          108,118            279,253            255,760
Net securities gains                                           1,200                0              2,800             20,422
Other income                                                  34,584           89,601            118,340            129,658
Total noninterest income                                     479,958          496,882            986,735          1,056,747

NONINTEREST EXPENSES
Salaries and employee benefits                             1,129,908          993,605          2,227,771          1,978,377
Occupancy expense                                            212,504          240,881            411,964            480,690
Other expense                                                727,077          678,516          1,422,992          1,205,126
Total noninterest expenses                                 2,069,489        1,913,002          4,062,727          3,664,193

Net Income before income taxes                               786,673          521,271          1,626,588          1,168,155

Income tax expense                                           261,000          137,000            517,000            324,260

Net Income                                                $  525,673       $  384,271         $1,109,588         $  843,895


Average basic shares outstanding (1)                       2,300,726        2,324,024          2,300,733          2,324,128
Earnings per share, basic                                 $     0.23       $     0.17         $     0.48         $     0.36

Average diluted shares outstanding (1)                     2,337,976        2,366,132          2,336,609          2,366,238
Earnings per share, diluted                               $     0.22       $     0.16         $     0.47         $     0.36

(1) Average 2001 basic and diluted shares outstanding are adjusted for a 2-for-1 stock split in the form of a 100% stock dividend issued on June 7, 2002.

See Notes to Consolidated Financial Statements.


Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Six months ended:                                               Jun 30, 2002      Jun 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                       $ 1,109,588      $    843,895
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                                         260,325           256,155
Provision for Loan Losses                                            211,000           175,000
Net (Gain) / Loss on Sale of Securities                              (2,800)          (20,422)
(Increase) / Decrease in Accrued Interest Receivable                  14,898           170,697
(Increase) / Decrease in Other Assets                                167,445         (134,963)
Increase / (Decrease) in Other Liabilities                            83,273         (101,542)

Net Cash Provided by Operating Activities                          1,843,729         1,188,820

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Available-for-Sale Securities                       (5,190,918)       (3,176,690)
Proceeds from sales of Available-for-Sale Securities               2,068,400         6,019,234
Proceeds from maturities of Available-for-Sale Securities          1,860,797         1,955,035
(Increase) / Decrease in Loans outstanding                       (9,126,399)       (1,635,973)
(Increase) / Decrease in Fed Sunds Sold                            8,355,093           956,000
Purchases of Premises and Equipment                                (596,741)         (600,859)
(Increase) / Decrease in Other Real Estate Owned                     476,318            31,194

Net Cash Provided by / (Used in) Investing Activities            (2,153,450)         3,547,941

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits           3,761,895         (617,570)
Increase / (Decrease) in Time Deposits                           (1,577,080)       (2,947,327)
Proceeds from issuance of Common Stock                               159,027           152,472
Repurchase of Common Stock                                         (334,670)         (383,074)
Dividends paid                                                     (551,979)         (534,951)
Other                                                                  9,385           565,060

Net Cash Provided by / (Used in) Financing Activities              1,466,578       (3,765,390)

Net Increase / (Decrease) in Cash & Due from Banks                 1,156,857           971,371

Cash & Due From Banks at Beginning of period                       9,467,334         6,638,567
Cash & Due From Banks at End of period                            10,624,191         7,609,938


See Notes to Consolidated Financial Statements.

 Bay Banks of Virginia, Inc.
 Consolidated Statement of Changes in
Shareholders' Equity
 (Unaudited)


                                                                                          Accumulated
                                                         Additional                          Other               Total
                                           Common         Paid-in         Retained        Comprehensive       Shareholders
                                            Stock         Capital         Earnings        Income/(Loss)          Equity
==========================================================================================================================
 Balance on 1/1/2001                     $ 5,809,841    $3,887,823      $11,848,640          $(259,512)       $21,286,792
 Comprehensive Income:
 Net Income                                                                 843,895                               843,895
 Net changes in unrealized
   gain of available-
   for-sale securities, net of
   taxes of $351,359                                                                            682,050           682,050
                                         ---------------------------------------------------------------------------------
 Total Comprehensive Income                        -             -          843,895             682,050         1,525,945

 Dividends paid ($0.23/share)                                             (534,952)                             (534,952)
 Stock repurchases                          (56,005)     (117,516)        (209,553)                             (383,074)
 Sale of common stock:
   Dividends Reinvested                       22,129       130,343                -                   -           152,472
   Stock Options exercised                    21,185        30,923         (22,315)                   -            29,793
                                         =================================================================================
 Balance on 6/30/01                        5,797,150     3,931,573       11,925,715             422,538        22,076,976

 Balance on 1/1/2002                       5,766,405     3,940,720       12,363,054             546,612        22,616,791
 Comprehensive Income:
 Net Income                                                               1,109,588                             1,109,588
 Net changes in unrealized
   gain of available-
   for-sale securities, net of
   taxes of $279,934                                                                            543,401           543,401
                                         ---------------------------------------------------------------------------------
 Total Comprehensive Income                        -             -        1,109,588             543,401         1,652,989

 Dividends paid ($0.24/share)                                             (551,979)                             (551,979)
 Stock repurchases                          (54,645)     (107,289)        (172,736)                             (334,670)
 Sale of common stock:
   Dividends Reinvested                       33,823       125,204                -                   -           159,027
   2-for-1 stock split in the form of a
100% stock dividend                        5,750,427                    (5,750,427)
   Stock Options exercised                    14,875        24,346         (18,558)                   -            20,663
                                         =================================================================================
 Balance on 6/30/02                       11,510,885     3,982,981        6,978,942           1,090,013        23,562,821


See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1:

         Bay Banks of Virginia, Inc. owns 100% of the Bank of Lancaster, (the "Bank") and 100% of Bay Trust Company of Virginia, Inc (the "Trust Company"). The consolidated financial statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia.

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

Note 2:  Securities Available for Sale

         The carrying amounts of debt and other securities and their approximate fair values at June 30, 2002, and December 31, 2001, follow:


                                                       Gross          Gross
                                       Amortized     Unrealized     Unrealized           Fair
                                         Cost          Gains         Losses             Value
                                         ----          -----         ------             -----
 June 30, 2002:
 U.S. Government agencies            $ 5,196,068     $ 116,767       $    625       $ 5,312,210
 State and municipal securities       23,994,465       889,358              -        24,883,823
 Other securities                     19,239,517       646,035              -        19,885,552
                                    ------------------------------------------------------------
                                      48,430,050     1,652,160            625        50,081,585
                                    ============================================================
 December 31, 2001:
 U.S. Government agencies              6,693,947       152,679         19,275         6,827,351
 State and municipal securities       20,978,986       436,702         38,745        21,376,943
 Other securities                     19,492,597       369,727         72,888        19,789,436
                                    ------------------------------------------------------------
                                      47,165,530       959,108        130,908        47,993,730
                                    ============================================================


Note 3:  Loans

         The components of loans in the balance sheets were as follows:

                                               Jun 30, 2002        Dec 31, 2001
                                               --------------------------------
         Real estate mortgage loans            $120,751,690        $115,473,765
         Commercial loans                        15,071,827          13,465,591
         Installment and other loans             23,690,609          21,962,971
         Net deferred loan costs and fees         1,112,262             843,292
                                               --------------------------------
                                                160,626,388         151,745,619
         Allowance for loan losses              (1,458,434)         (1,493,063)
                                               $159,167,954        $150,252,556


         Loans upon which the accrual of interest has been discontinued totaled $473,955 at June 30, 2002, and $163,325 at December 31, 2001.

Note 4:  Earnings per share

         The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock, as adjusted for a 2-for-1 stock split in the form of a 100% stock dividend issued on June 7, 2002.


                                     ----- Jun 30, 2002 ----           ----- Jun 30,2001 -----
                                                    Per share                        Per share
                                      Shares           Amount           Shares          Amount
Basic earnings per share           2,300,733            $0.48        2,324,128           $0.36

Effect of dilutive securities:
  Stock options                       35,876                            42,110

Diluted earnings per share         2,336,609            $0.47        2,366,238           $0.36



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc. (the "Company") a two bank holding company. This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income,recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

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

Bay Banks of Virginia, Inc.
Financial Highlights
(Unaudited)


Quarter ended (Thousands)                                      6/30/02        6/30/01      Change
FINANCIAL CONDITION
Average Assets                                                $247,553       $222,440       11.3%
Average Interest-earning Assets                                225,322        204,221       10.3%
Average Earning Assets to Total Average Assets                   91.0%          91.8%       -0.9%
Period-end Interest-bearing Liabilities                       $194,486       $173,863       11.9%
Average Interest-bearing Liabilities                           197,309        176,019       12.1%
Average Equity, including FAS 115 adjustment                    22,877         21,860        4.7%
Tier 1 Capital                                                  19,782         18,513        6.9%
Net Risk-weighted Assets                                       163,805        148,354       10.4%
Tier 2 Capital                                                   1,458          1,500       -2.8%

RESULTS OF OPERATIONS
Net Interest Income before Provision                          $  4,914       $  3,951       24.4%
Net Income                                                       1,110            844       31.5%
Annualized Yield on Average Interest-earning Assets              6.92%          7.87%      -12.1%
Annualized Cost of Average Interest-bearing Liabilities          2.81%          4.50%      -37.6%
Annualized Net Yield on Average Interest-earning Assets          4.47%          3.99%       12.0%
Annualized Net Interest Rate Spread                              4.12%          3.37%       22.3%

RATIOS
Total Capital to Risk-weighted Assets (10% min)                  13.0%          13.5%       -3.9%
Tier 1 Capital to Risk-weighted Assets (6% min)                  12.1%          12.5%       -3.2%
Leverage Ratio (5% min)                                           8.1%           8.4%       -3.8%
Annualized Return on Average Assets (ROA)                         0.9%           0.8%       18.1%
Annualized Return on Average Equity (ROE)                         9.7%           7.7%       25.6%

Period-end basic shares outstanding*                         2,302,177      2,318,860       -0.7%
Average basic shares outstanding*                            2,300,733      2,324,128       -1.0%
Average diluted shares outstanding*                          2,336,609      2,366,238       -1.3%

PER SHARE DATA
Diluted earnings per average share (EPS) (six months)*        $   0.47       $   0.36       30.6%
Cash Dividends per average share (six months)*                    0.24           0.23        4.3%
Book Value per share*
  before Accumulated Comprehensive Income/Loss                    9.76           9.34        4.5%
  after Accumulated Comprehensive Income/Loss                    10.24           9.52        7.6%

Book Value per average share*
  before Accumulated Comprehensive Income/Loss                    9.77           9.32        4.8%
  after Accumulated Comprehensive Income/Loss                    10.24           9.50        7.8%

* - Shares outstanding and Per Share data for 2001 is adjusted for a 2-for-1 split in the form of a 100% stock dividend issued on 6/7/02.

EARNINGS SUMMATION

         For the six months ended June 30, 2002, net income was $1.1 million as compared to $844 thousand for the comparable period in 2001, an increase of 31.5%. Diluted earnings per average share for the first six months of 2002 were $0.47 as compared to $0.36 for the first six months of 2001. Return on average equity was 9.7% for the first six months of 2002 as compared to 7.7% for the first six months of 2001, an increase of 25.6%. Return on average assets was 0.9% for the first six months of 2002, compared to 0.8% for the first six months of 2001, an increase of 18.1%. Net interest income for the first six months of 2002 was $4.9 million as compared to $3.9 million for the first six months of 2001, an increase of 24.4%. Average interest-earning assets totaled $225.3 million for the first six months of 2002 as compared to $204.2 million for the first six months of 2001, an increase of 10.3%. Average interest-bearing liabilities totaled $197.3 million for the first six months of 2002 as compared to $176.0 million for the first six months of 2001, an increase of 12.1%. The annualized yield on average interest-earning assets for the first six months of 2002 was 6.92% as compared to 7.87% for the first six months of 2001, a decrease of 12.1%. The annualized yield (cost) on interest-bearing liabilities for the first six months of 2002 was 2.81% as compared to 4.50% for the first six months of 2001, a decrease of 37.6%. Average interest-earning assets as a percent of total average assets was 91.0% for the first six months of 2002 as compared to 91.8% for the comparable period of 2001, a decrease of 0.9%. Average total assets for the first six months of 2002 were $247.6 million as compared to $222.4 million for the first six months of 2001, growth of 11.3%.

Bay Banks of Virginia, Inc.
Net Interest Income Analysis

(Unaudited)


                                            -------------------------------------------------------------------------
(Fully taxable equivalent basis)             Six months                          Six months
                                               ended                                ended
                                             6/30/2002                            6/30/2001
                                            -------------------------------------------------------------------------
(Thousands)                                   Average    Income/    Annualized     Average    Income/     Annualized
                                              Balance     Expense   Yield/Rate     Balance     Expense    Yield/Rate
                                            -------------------------------------------------------------------------
INTEREST EARNING ASSETS:
------------------------
Debt Securities (Book Value):
  Taxable Securities                            $ 33,626    $1,022        6.08%      $ 37,977     $1,144        6.02%
  Tax-Exempt Securities (1)                       13,210       442        6.69%        10,363        246        7.21%
---------------------------------------------------------------------------------------------------------------------
Total Debt Securities                             46,836     1,464        6.25%        48,340      1,390        6.28%

Gross Loans (2)                                  155,384     6,148        7.91%       151,120      6,372        8.43%
Interest-bearing Deposits                            209         1        0.73%           131          2        3.83%
Fed Funds Sold                                    22,893       187        1.63%         4,630        141        6.09%
=====================================================================================================================
  TOTAL INTEREST EARNING ASSETS                  225,322     7,800        6.92%       204,221      7,905        7.87%

INTEREST-BEARING LIABILITIES:
Deposits:
  Savings Deposits                                59,076       674        2.28%        58,317      1,239        4.25%
  NOW Deposits                                    30,898       197        1.27%        28,645        361        2.52%
  CD's greater than or equal to $100,000          23,679       473        4.00%        17,358        515        5.93%
  CD's less than $100,000                         67,673     1,305        3.86%        56,385      1,601        5.68%
  Money Market Deposit Accounts                   13,059       105        1.61%        12,393        187        3.02%
---------------------------------------------------------------------------------------------------------------------
Total Interest Bearing Deposits                  194,386     2,754        2.83%       173,098      3,903        4.51%

Securities Sold to Repurchase                      2,924        15        1.00%         2,921         58        3.97%
Other Short Term Borrowings                            -         -        0.00%             -          -        0.00%
=====================================================================================================================
  TOTAL INTEREST-BEARING LIABILITIES             197,309     2,769        2.81%       176,019      3,961        4.50%

Net Interest Income/Yield on Earning Assets                  5,031        4.47%                    3,944        3.99%
Net Interest Rate Spread                                                  4.12%                                 3.37%

Notes:
-----
(1)-Yield and income assumes a federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.

         This Net Interest Income Analysis table shows net interest margin increasing to 4.47% from 3.99% for the first six months of 2002 compared to the first six months of 2001. Reductions of interest rates by the Federal Reserve Bank throughout 2001 contributed to these improved margins. In addition, improved asset/liability structure contributed to the higher margins.

         Through the six months ended June 30, 2002, average interest-earning assets were comprised mainly of the loan portfolio with $155.4 million and the investment portfolio with $46.8 million. For the six month period ended June 30, 2002, compared to the same period in 2001, on a fully tax equivalent basis, tax-exempt investment yields declined to 6.69% from 7.21%, and taxable investment yields increased to 6.08% from 6.02%. Total investment yield declined slightly to 6.25% from 6.28%. In the first six months of 2002, gross loans on average volumes yielded 7.91% as compared to 8.43% for the same period in 2001.

         Yields on average interest-bearing deposits comparing the first six months of 2002 to the same period in 2001, were as follows. Savings yields were down to 2.28% compared to 4.25%, NOW accounts were down to 1.27% compared to 2.52%, money market demand accounts were down to 1.61% compared to 3.02%, certificates of deposit greater than $100 thousand were down to 4.00% compared to 5.93%, and certificates of deposit less than $100 thousand were down to 3.86% compared to 5.68%. The resulting total yield on deposits through June 30, 2002, was down to 2.83% compared to 4.51% for the six months ended June 30, 2001.

Bay Banks of Virginia, Inc.
Interest Rate Sensitivity Gap Analysis
(Unaudited)


as of June 30, 2002
(Thousands)                                 Within 3      3-12 Months     1-5 Years      Over 5         Total
                                              months                                      Years
INTEREST EARNING ASSETS:
Interest-Bearing Due From Banks                  129              -             -             -           129
Fed Funds Sold                                16,880              -             -             -        16,880
Debt Securities (Market Value)                   925          4,348        21,507        22,050        48,830
Loans                                         39,596         42,164        75,650         3,216       160,626
                                            ------------------------------------------------------------------
  TOTAL EARNING ASSETS                        57,530         46,512        97,157        25,266       226,465

INTEREST-BEARING LIABILITIES:
NOW Accounts                                       -              -        30,708             -        30,708
MMDA's & Savings                              51,767            343         3,104             -        55,214
CD's less than $100,000                        8,185         21,417        31,930             -        61,532
CD's greater than or equal to $100,000         3,431          5,267        13,869             -        22,567
IRA CD's                                         249          1,757         3,282             -         5,288
                                            ------------------------------------------------------------------
  Total Interest-bearing Deposits             63,632         28,784        82,893             -       175,309

Fed Funds Purchased                                -              -             -             -             -
Securities Sold to Repurchase                  2,849              -             -             -         2,849
Other Short Term Borrowings                        -              -             -             -             -
                                            ------------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES          66,481         28,784        82,893             -       178,158

Rate Sensitive Gap                           (8,951)         17,728        14,264        25,266        48,307

Cumulative Gap                               (8,951)          8,777        23,041        48,307
Cumulative RSA/RSL                              0.87           1.09          1.13          1.27


         Rate reductions throughout 2001 contributed to favorably impact net interest spreads as deposits repriced downward. Also, the ratio of rate sensitive assets (RSA) to rate sensitive liabilities (RSL) has improved to the more neutral position shown above. This improvement is partly the result of increased volume in the Bank's five-year certificates of deposit. As of June 30, 2002, the Bank had interest-earning assets that mature within 3 months totaling $57.5 million, in 3-12 months totaling $46.5 million, in 1-5 years totaling $97.2 million, and over 5 years totaling $25.3 million. In comparison, interest-bearing liabilities maturing within 3 months totaled $66.5 million, in 3-12 months totaled $28.8 million, in 1-5 years totaled $82.9 million, and none over 5 years. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

LIQUIDITY

         The Company maintains adequate short-term assets to meet the company's liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2002, federal funds sold totaled $16.9 million and securities maturing in one year or less totaled $5.5 million, for a total pool of $22.4 million. The liquidity ratio as of June 30, 2002 was 31.1% as compared to 34.7% as of December 31, 2001. Bay Banks of Virginia determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by net liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

CAPITAL RESOURCES

         From December 31, 2001, to June 30, 2002, total shareholder's equity has grown by 4.2%. It is impacted by net unrealized gains on securities in the amount of $1.1 million as of June 30, 2002. There were net unrealized gains on December 31, 2001 of $547 thousand. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholders' equity. Shareholders' equity before unrealized gains or losses was $22.5 million on June 30, 2002, and $22.1 million on December 31, 2001. This represents an increase of $403 thousand or 1.8% during the six-month period.

         The Company issued a 2-for-1 stock split in the form of a 100% stock dividend on June 7, 2002. All share information has been adjusted to reflect the split for all periods presented.

         Book value per share on June 30, 2002, compared to June 30, 2001, grew to $10.24 from $9.52, an increase of 7.6%. Book value per share before accumulated comprehensive income on June 30, 2002, compared to June 30, 2001, grew to $9.76 from $9.34, an increase of 4.5%. Cash dividends paid for the six months ended June 30, 2002, were $552 thousand, or $0.24 per average share, compared to $535 thousand, or $0.23 per average share, for the comparable period ended June 30, 2001, an increase of 4.2%. Average shares outstanding for the six months ended June 30, 2002, were 2,300,733 compared to 2,324,128 for the comparable period ended June 30, 2001. The Company began a share repurchase program in August of 2000 and has continued the program into 2002. On May 20, 2002, the Board of Directors approved the repurchase of an additional 50,000 shares of common stock. This increases the authorized number of shares in the repurchase plan to 115,000 shares.

         The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of June 30, 2002 the Company maintained Tier 1 capital of $19.8 million, net risk weighted assets of $163.8 million, and Tier 2 capital of $1.5 million. On June 30, 2002, the Tier 1 capital to risk weighted assets ratio was 12.1%, the total capital ratio was 13.0%, and the tier 1 leverage ratio was 8.1%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

         As of June 30, 2002, total assets have increased 1.3% since December 31, 2001, from $245.6 million to $248.8 million. Cash and cash equivalents totaled $10.6 million on June 30, 2002, compared to $9.5 million at year-end 2001.

         During the six months ended June 30, 2002, gross loans increased by 5.9%, from $151.7 million to $160.6 million. During the same six-month period, real estate mortgage loans increased 4.6% to $120.8 million, commercial loans increased 11.9% to $15.1 million, and installment and other loans increased by 8.7% to $24.7 million.

         For the six months ended June 30, 2002, the Company charged off loans totaling $257.2 thousand. For the comparable period in 2001, total loans charged off were $55.6 thousand. The Company maintained $138 thousand of other real estate owned ("OREO") as of June 30, 2002. As of year-end 2001, the balance was $614 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

         Increases in the provision for loan losses amounted to $211 thousand through the first six months, and the allowance for loan losses as of June 30, 2002, was approximately $1.5 million. The allowance for loan losses, as a percentage of average total loans through the first six months of 2002 was 0.9%.

         As of June 30, 2002, $474 thousand of loans were on on non-accrual status. There were $40.3 thousand of loans on non-accrual status as of June 30, 2001. Loans still accruing interest but delinquent for 90 days or more were $541 thousand on June 30, 2002, as compared to $1,387 thousand on June 30, 2001.

         The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of June 30, 2002, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

         As of June 30, 2002, securities available for sale totaled $50.1 million at market value. This compares with December 2001 market value of $48.0 million. This represents an increase of 4.4% during the six months ended June 30, 2002. The investment portfolio represents 20.1% of total assets and 22.0% of earning assets. The Company's investment portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market. The resulting accumulated adjustment to book value as of June 30, 2002 was an unrealized gain of $1.7 million. The corresponding accumulated adjustment to shareholders' equity was $1.1 million. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2002.

         As of June 30, 2002, total deposits were $221.4 million. Compared to $219.2 at year-end 2001, balances have increased 1.0%. Comparing types of deposit balances on June 30, 2002, to year-end 2001 results in the following, non-interest-bearing demand deposits increased by 13.9% to $29.7 million, savings and NOW accounts increased slightly to $102.3 million, and other time deposits decreased by 1.7% to $89.4 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

         Non-interest income for the first six months of 2002 totaled $987 thousand compared to $1.06 million for the same period in 2001. This is a decrease of 6.6%. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, fiduciary activities contributed the majority at $334 thousand. Service charges on deposit accounts contributed $252 thousand. Other miscellaneous fees contributed $279 thousand. Other income contributed the balance with 121 thousand. For the first six months of 2001, these totals were $430 thousand, $221 thousand, and $256 thousand, and 150 thousand, respectively.

         Management continues to explore methods of improving fee based services to its customers. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

         Non-interest expenses totaled $4.1 million during the first six months of 2002 as compared to $3.7 million for the same period in 2001, an increase of 10.9%. Non-interest expenses include salaries and benefits, occupancy expense, and other operating expense. Of these categories, salaries and benefits are the major expense. Through the six months ended June 30, 2002, salary and benefit expense was $2.2 million, occupancy expense was $412 thousand, and other operating expense was $1.4 million. For the same period in 2001, the totals were $2.0 million, $481 thousand, and $1.2 million, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rate Shock Analysis of Net
Interest Income
as of June 30, 2002
(Unauditied)
(in thousands)

Rate Change:                                 -200 bp         0 bp     +200 bp
                                        ======================================
Year 1
------
Net Interest Income                           $9,056       $9,250     $99,475
Net Interest Income Change                    ($185)           $0        $225
Net Interest Income % Change                  -2.00%        0.00%       2.43%

Year 2
------
Net Interest Income                           $8,145       $9,227     $10,337
Net Interest Income Change                  ($1,082)           $0      $1,110
Net Interest Income % Change                 -11.73%        0.00%      12.03%

Two Year Summary:
-----------------
Net Interest Income                          $17,210      $18,477     $19,812
Net Interest Income Change                  ($1,267)           $0      $1,335
Net Interest Income % Change                  -6.86%        0.00%       7.23%


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

         As shown, the Company estimates that a 200 bp reduction in the current prime rate would result in $185 thousand less net interest income to the Company over twelve months. Similarly, an increase in the current prime rate by 200 bp would result in an estimated $225 thousand incremental additional net interest income.

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

         10.1 Incentive Stock option plan (Incorporated by reference to the previously filed Form S-4EF, Commission file number 333-22579 dated February 28, 1997.)

         10.2 1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Annual Report on Form 10-K for the year ended December 31, 1999).

         11.0 Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2001 Annual Report to Shareholders.)

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

                The Company filed an 8K on May 22, 2002 announcing a two-for-one stock split for shareholders of record as of the close of business on May 31, 2002. This 8k also announced the Board of Directors' approval of the repurchase of an additional 50,000 shares of common stock, increasing the number of shares authorized for repurchase to 115,000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Bay Banks of Virginia, Inc.
                              ---------------------------
                                (Registrant)

8/14/2002                     /s/ Austin L. Roberts, III
                              --------------------------
                              Austin L. Roberts, III
                              President and
                              Chief Executive Officer (principal executive
                              officer)

8/14/2002                     /s/ Richard C. Abbott
                              ---------------------
                              Richard C. Abbott
                              Treasurer (principal financial officer)