Form 10-Q
period 2002-09-30
BAY BANKS OF VIRGINIA INC
filed 2002-11-14
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER     0-22955

BAY BANKS OF VIRGINIA, INC.
(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

VIRGINIA	54-1838100
(STATE OF INCORPORATION)	(IRS EMP. ID NO.)

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

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,302,325 shares of common stock on October 31, 2002.

FORM 10-Q

For the interim period ending September 30, 2002.

PART I –  FINANCIAL INFORMATION

Item 1.      Financial Statements

Bay Banks of Virginia, Inc.
Consolidated Balance Sheets

	(Unaudited) Sep 30 2002	Dec 31, 2001

ASSETS
Cash and due from banks	$11,300,119	$9,467,334
Federal funds sold	19,492,297	25,235,480
Securities available for sale, at fair value	49,569,764	47,993,730
Gross Loans	164,591,912	151,745,619
Allowance for loan losses	(1,538,242)	(1,493,063)
Premises and equipment, net	7,501,355	6,943,494
Accrued interest receivable	1,466,202	1,562,917
Other real estate owned	602,743	614,073
Other assets	2,479,117	3,524,609
Total assets	$255,465,267	$245,594,193

LIABILITIES
Demand deposits	$29,998,627	$26,108,393
Savings and NOW deposits	107,266,842	102,121,408
Other time deposits	89,392,944	90,963,764
Total deposits	$226,658,413	$219,193,565
Securities sold for repurchase	$3,135,308	$2,860,274
Other liabilities	1,043,920	923,563
Total liabilities	$230,837,641	$222,977,402

SHAREHOLDERS’ EQUITY
Common stock - $5 par value;
Authorized - 5,000,000 shares
Outstanding – 2,305,325 and 1,153,281	$11,526,624	$5,766,405
Additional paid-in capital	4,027,068	3,940,720
Retained earnings	7,178,853	12,363,054
Accumulated other comprehensive income	1,895,081	546,612
Total shareholders’ equity	$24,627,626	$22,616,791
Total liabilities and shareholders’ equity	$255,465,267	$245,594,193

See notes to consolidated financial statements.

Bay Banks of Virginia, Inc.
Consolidated Statements of Income
(Unaudited)

	Qtr ended Sep 30, 2002	Qtr ended Sep 30, 2001	Year to date Sep 30, 2002	Year to date Sep 30, 2001

INTEREST INCOME
Loans receivable (incl fees)	$2,966,896	$3,245,989	$9,114,589	$9,617,554
Securities	692,162	663,627	2,039,928	2,062,772
Federal funds sold	49,060	76,855	235,577	217,776
Total interest income	$3,708,118	$3,986,471	$11,390,094	$11,898,102

INTEREST EXPENSE
Deposits	$1,313,819	$1,727,831	$4,067,659	$5,630,858
Securities sold to repurchase	9,043	20,042	23,599	78,045
Total interest expense	$1,322,862	$1,747,873	$4,091,258	$5,708,903
Net Interest Income	$2,385,256	$2,238,598	$7,298,836	$6,189,199

Provision for loan losses	$103,000	$75,000	$314,000	$250,000

Net interest income after provision for loan losses	$2,282,256	$2,163,598	$6,984,836	$5,939,199

NONINTEREST INCOME
Income from fiduciary activities	$147,722	$189,524	$481,708	$619,075
Service charges & fees on deposit accounts	144,334	106,260	396,690	327,616
Other miscellaneous fees	190,794	154,559	470,047	410,319
Net securities gains	0	1,847	2,800	22,269
Other income	67,723	60,546	186,063	190,204
Total noninterest income	$550,573	$512,736	$1,537,308	$1,569,483

NONINTEREST EXPENSES
Salaries and employee benefits	$1,145,392	$1,034,403	$3,373,163	$3,012,780
Occupancy expense	218,292	230,382	630,256	711,072
Deposit insurance premium	9,361	11,999	27,995	30,418
Visa Expense	94,765	81,419	234,557	198,711
Amortization of intangibles	70,391	73,517	216,208	220,959
Other expense	575,341	465,564	1,694,090	1,387,537
Total noninterest expenses	$2,113,542	$1,897,284	$6,176,269	$5,561,477

Net Income before income taxes	$719,287	$779,050	$2,345,875	$1,947,205

Income tax expense	$214,668	$223,000	$731,668	$547,260

Net Income	$504,619	$556,050	$1,614,207	$1,399,945

Average basic shares outstanding (1)	2,301,241	2,311,182	2,300,905	2,319,782
Earnings per share, basic	$0.22	$0.24	$0.70	$0.60
Average diluted shares outstanding (1)	2,337,911	2,352,226	2,337,575	2,360,826
Earnings per share, diluted	$0.22	$0.24	$0.69	$0.59

(1) Average basic and diluted shares outstanding are adjusted for a 2-for-1 stock split on 6/7/02.

See notes to consolidated financial statements.

Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended:	Sep 30, 2002	Sep 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$1,614,207	$1,399,945

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	383,188	380,701
Provision for Loan Losses	314,000	250,000
Net (Gain) / Loss on Sale of Securities	(2,800)	(22,269)
(Increase) / Decrease in Accrued Interest Receivable	96,715	230,475
(Increase) / Decrease in Other Assets	350,826	118,874
Increase / (Decrease) in Other Liabilities	120,357	(104,219)
Net Cash Provided by Operating Activities	$2,876,493	$2,253,507

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Available-for-Sale Securities	(5,509,233)	(4,475,531)
Proceeds from sales of Available-for-Sale Securities	3,768,400	6,475,349
Proceeds from maturities of Available-for-Sale Securities	2,210,733	4,077,223
(Increase) / Decrease in Loans outstanding	(13,115,114)	(4,645,372)
(Increase) / Decrease in Fed Funds Sold	5,743,183	(10,900,000)
Purchases of Premises and Equipment	(941,049)	(654,871)
(Increase) / Decrease in Other Real Estate Owned	11,330	21,289
Net Cash (Used in) Investing Activities	$(7,831,750)	$(10,101,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits	9,035,668	913,542
Increase / (Decrease) in Time Deposits	(1,570,820)	6,173,040
Proceeds from issuance of Common Stock	243,965	226,022
Repurchase of Common Stock	(404,721)	(580,702)
Dividends paid	(828,247)	(800,125)
Other	312,197	812,730
Net Cash Provided by Financing Activities	$6,788,042	$6,744,507

Net Increase / (Decrease) in Cash & Due from Banks	$1,832,785	$(1,103,899)

Cash & Due From Banks at Beginning of period	$9,467,334	$6,638,567
Cash & Due From Banks at End of period	$11,300,119	$5,534,668

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders Equity

Balance on 1/1/2001	$5,809,841	$3,887,823	$11,848,640	$(259,512)	$21,286,792
Comprehensive Income:
Net Income			1,399,945		1,399,945
Net changes in unrealized gain of available- for-sale securities, net of taxes of $619,607				1,202,766	1,202,766

Total Comprehensive Income	—	—	$1,399,945	$1,202,766	$2,602,711
Dividends paid ($0.36/share)			(800,125)		(800,125)
Stock repurchases	(86,760)	(183,982)	(309,960)		(580,702)
Sale of common stock:
Dividends Reinvested	33,444	192,578	—	—	226,022
Stock Options exercised	21,185	30,923	(22,315)	—	29,793

Balance on 9/30/01	$5,777,710	$3,927,342	$12,116,185	$943,254	$22,764,491

Balance on 1/1/2002	$5,766,405	$3,940,720	$12,363,054	$546,612	$22,616,791
Comprehensive Income:
Net Income			1,614,207		1,614,207
Net changes in unrealized gain of available- for-sale securities, net of taxes of $694,666				1,348,469	1,348,469

Total Comprehensive Income	—	—	$1,614,207	$1,348,469	$2,962,676
Dividends paid ($0.36/share)			(828,247)		(828,247)
Stock repurchases	(74,645)	(128,900)	(201,176)		(404,721)
Sale of common stock:
Dividends Reinvested	59,562	184,403	—	—	243,965
2-for-1 stock split in the form of a 100% stock dividende	5,750,427		(5,750,427)
Stock Options exercised	24,875	30,845	(18,558)	—	37,162

Balance on 9/30/02	$11,526,624	$4,027,068	$7,178,853	$1,895,081	$24,627,626

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1:

Bay Banks of Virginia, Inc. owns 100% of the Bank of Lancaster (the “Bank”) and 100% of Bay Trust Company of Virginia, Inc. (the “Trust Company”).  The consolidated financial statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia.

The accounting and reporting policies of the registrant conform to accounting principles generally accepted by the United States of America and to the general practices within the banking industry.  This interim statement has not been audited.  However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant’s 2001 Annual Report to Shareholders.

Note 2:	Securities Available for Sale

The carrying amounts of debt and other securities and their approximate fair values at September 30, 2002, and December 31, 2001, follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2002:
U.S. Government agencies	$3,196,279	$130,518	—	$3,326,797
State and municipal securities	24,310,696	1,740,033	—	26,050,729
Other securities	19,191,456	1,000,782	—	20,192,238

	$46,698,431	$2,871,333	—	$49,569,764

December 31, 2001:
U.S. Government agencies	6,693,947	152,679	19,275	6,827,351
State and municipal securities	20,978,986	436,702	38,745	21,376,943
Other securities	19,492,597	369,727	72,888	19,789,436

	$47,165,530	$959,108	$130,908	$47,993,730

Note 3:	Loans

The components of loans in the balance sheets were as follows:

	Sep 30, 2002	Dec 31, 2001

Real estate mortgage loans	$129,427,415	$115,473,765
Commercial loans	13,440,386	13,465,591
Installment and other loans	20,578,342	21,962,971
Net deferred loan costs and fees	1,145,769	843,292

	164,591,912	151,745,619
Allowance for loan losses	(1,538,242)	(1,493,063)

	$163,053,670	$150,252,556

Loans upon which the accrual of interest has been discontinued totaled $62 thousand as of September 30, 2002, and $163 thousand as of December 31, 2001.

Note 4:	Earnings per share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock, as adjusted for a 2-for-1 stock split in the form of a 100% stock dividend issued on June 7, 2002.

	Sep 30, 2002		Sep 30, 2001

	Shares	Per share Amount	Shares	Per share Amount

Basic earnings per share	2,300,905	$0.70	2,319,782	$0.60
Effect of dilutive securities:
Stock options	36,670		41,044
Diluted earnings per share	2,337,575	$0.69	2,360,826	$0.59

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc. (the “Company”) a two bank holding company.  This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING POLICIES

GENERAL.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income,recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

ALLOWANCE FOR LOAN LOSSES.  The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio.  The allowance is based on two basic principles of accounting:  (1) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,”  which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

RECENT ACCOUNTING PRONOUNCEMENTS.  In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  FASB Statement No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  FASB Statement No. 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers.  This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-

leaseback transactions.  FASB Statement No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of FASB Statement No. 145 related to the rescission of FASB Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002.  The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.  This statement is not expected to have a material effect on the Company’s financial statements.

          In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.  This statement is not expected to have a material effect on the Company’s financial statements.

          The Financial Accounting Standards Board also issued Statement  No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002.  FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions.  Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement.  In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

          Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

          This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001).  Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense.  The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.  This statement is not expected to have a material effect on the Company’s financial statements.

Bay Banks of Virginia, Inc.
Financial Highlights
(Unaudited)

Nine months ended (Thousands)	9/30/02	9/30/01	Change

FINANCIAL CONDITION
Average Assets	$249,488	$222,252	12.3%
Average Interest-earning Assets	$226,896	$205,364	10.5%
Average Earning Assets to Total Average Assets	90.9%	92.4%	-1.6%
Period-end Interest-bearing Liabilities	$199,795	$185,267	7.8%
Average Interest-bearing Liabilities	$201,959	$177,024	14.1%
Average Equity, including FAS 115 adjustment	$23,622	$22,047	7.1%
Tier 1 Capital	$20,099	$18,718	7.4%
Net Risk-weighted Assets	$168,260	$154,290	9.1%
Tier 2 Capital	$1,538	$1,573	-2.2%

RESULTS OF OPERATIONS
Net Interest Income before Provision	$7,299	$6,189	17.9%
Net Income	$1,614	$1,400	15.3%
Annualized Yield on Average Interest-earning Assets	6.80%	7.84%	-13.3%
Annualized Cost of Average Interest-bearing Liabilities	2.70%	4.31%	-37.4%
Annualized Net Yield on Average Interest-earning Assets	4.40%	4.13%	6.5%
Annualized Net Interest Rate Spread	4.10%	3.54%	15.8%

RATIOS
Total Capital to Risk-weighted Assets (10% min)	12.9%	13.2%	-2.2%
Tier 1 Capital to Risk-weighted Assets (6% min)	11.9%	12.1%	-1.5%
Leverage Ratio (5% min)	8.1%	8.5%	-4.2%
Annualized Return on Average Assets (ROA)	0.9%	0.8%	7.8%
Annualized Return on Average Equity (ROE)	9.1%	8.5%	7.2%
Period-end basic shares outstanding*	2,305,325	2,311,084	-0.2%
Average basic shares outstanding*	2,300,905	2,319,782	-0.8%
Average diluted shares outstanding*	2,337,575	2,360,826	-1.0%

PER SHARE DATA
Diluted earnings per average share (EPS) (nine months)*	$0.69	$0.59	30.6%
Cash Dividends per average share (nine months)*	$0.36	$0.34	4.3%
Book Value per share*
before Accumulated Comprehensive Income/Loss	$9.86	$9.44	4.4%
after Accumulated Comprehensive Income/Loss	$10.68	$9.85	8.4%
Book Value per average share*
before Accumulated Comprehensive Income/Loss	$9.88	$9.41	5.0%
after Accumulated Comprehensive Income/Loss	$10.70	$9.81	9.1%

* - Shares outstanding and Per Share data is adjusted for a 2-for-1 split which occurred on 6/7/02.

EARNINGS SUMMATION

          For the nine months ended September 30, 2002, net income was $1.6 million as compared to $1.4 million for the comparable period in 2001, an increase of 15.3%.  Diluted earnings per average share for the first nine months of 2002 were $0.69 as compared to $0.59 for the first nine months of 2001.  Annualized return on average equity was 9.1% for the first nine months of 2002 as compared to 8.5% for the first nine months of 2001, an increase of 7.2%.  Annualized return on average assets was 0.9% for the first nine months of 2002, compared to 0.8% for the first nine months of 2001, an increase of 7.8%.  Net interest income for the first nine months of 2002 was $7.3 million as compared to $6.2 million for the first nine months of 2001, an increase of 17.9%.  Average interest-earning assets totaled $226.9 million for the first nine months of 2002 as compared to $205.3 million for the first nine months of 2001, an increase of 10.5%.  Average interest-bearing liabilities totaled $202.0 million for the first nine months of 2002 as compared to $177.0 million for the first nine months of 2001, an increase of 14.1%.  The annualized yield on average interest-earning assets for the first nine months of 2002 was 6.80% as compared to 7.84% for the first nine months of 2001, a decrease of 13.3%.  The annualized yield (cost) on interest-bearing liabilities for the first nine months of 2002 was 2.70% as compared to 4.31% for the first nine months of 2001, a decrease of 37.4%.  Average interest-earning assets as a percent of total average assets was 90.9% for the first nine months of 2002 as compared to 92.4% for the comparable period of 2001, a decrease of 1.6%.  Average total assets for the first nine months of 2002 were $249.5 million as compared to $222.3 million for the first nine months of 2001, growth of 12.3%.

Bay Banks of Virginia, Inc.
Net Interest Income Analysis
(Unaudited)

(Fully taxable equivalent basis)	Nine months ended 9/30/2002			Nine months ended 9/30/2001

(Thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate

INTEREST EARNING ASSETS:
Debt Securities (Book Value):
Taxable Securities	$32,823	$1,497	6.08%	$37,266	$1,679	6.01%
Tax-Exempt Securities (1)	13,868	688	6.61%	10,353	371	7.25%

Total Debt Securities	$46,691	$2,185	6.24%	$47,619	$2,050	6.28%
Gross Loans (2)	$157,821	$9,115	7.70%	$151,548	$9,618	8.46%
Interest-bearing Deposits	199	1	0.66%	97	3	4.14%
Fed Funds Sold	22,184	275	1.65%	6,101	218	4.76%

TOTAL INTEREST EARNING ASSETS	$226,896	$11,575	6.80%	$205,365	$11,889	7.84%

INTEREST-BEARING LIABILITIES:
Deposits:
Savings Deposits	$59,544	$1,013	2.27%	$58,246	$1,761	4.03%
NOW Deposits	31,713	307	1.29%	28,928	510	2.35%
Time Deposits => $100,000	22,760	666	3.90%	17,360	743	5.71%
Time Deposits < $100,000	72,084	1,928	3.57%	57,099	2,364	5.52%
Money Market Deposit Accounts	12,673	153	1.61%	12,352	262	2.83%

Total Interest Bearing Deposits	$198,774	$4,068	2.73%	$173,985	$5,640	4.32%
Securities Sold to Repurchase	$3,185	$24	0.99%	$3,038	$78	3.42%
Other Short Term Borrowings	—	—	0.00%	—	—	0.00%

TOTAL INTEREST-BEARING LIABILITIES	$201,959	$4,091	2.70%	$177,023	$5,718	4.31%

Net Interest Income/Yield on Earning Assets		$7,483	4.40%		$6,171	4.13%
Net Interest Rate Spread			4.10%			3.54%

Notes:
(1) -Yield and income assumes a federal tax rate of 34%

(2)-Includes Visa Program & nonaccrual loans.

          This Net Interest Income Analysis table shows net interest margin increasing to 4.40% from 4.10% for the first nine months of 2002 compared to the first nine months of 2001.  Reductions of interest rates by the Federal Reserve Bank throughout 2001 contributed to these improved margins.  In addition, improved asset/liability structure contributed to the higher margins.

          Through the nine months ended September 30, 2002, average interest-earning assets were comprised mainly of the loan portfolio with $157.8 million and the investment portfolio with $46.7 million.  For the nine month period ended September 30, 2002, compared to the same period in 2001, on a fully tax equivalent basis, tax-exempt investment yields declined to 6.61% from 7.25%, and taxable investment yields increased to 6.08% from 6.01%.  Total investment yield declined slightly to 6.24% from 6.28%.  In the first nine months of 2002, gross loans on average volumes yielded 7.70% as compared to 8.46% for the same period in 2001.

          Yields on average interest-bearing deposits comparing the first nine months of 2002 to the same period in 2001, were as follows.  Savings yields were down to 2.27% compared to 4.03%, NOW accounts were down to 1.29% compared to 2.35%, money market demand accounts were down to 1.61% compared to 2.83%, certificates of deposit greater than $100 thousand were down to 3.90% compared to 5.71%, and certificates of deposit less than $100 thousand were down to 3.57% compared to 5.52%.  The resulting total yield on deposits through September 30, 2002, was down to 2.73% compared to 4.32% for the nine months ended September 30, 2001.

Bay Banks of Virginia, Inc.
Interest Rate Sensitivity Gap Analysis
(Unaudited)

as of 9/30/2002 (Thousands)	Within 3 months	3-12 Months	1-5 Years	Over 5 Years	Total

INTEREST EARNING ASSETS:
Interest-Bearing Due From Banks	$155	—	—	—	$155
Fed Funds Sold	19,492	—	—	—	19,492
Debt Securities (Market Value)	301	4,119	22,223	21,675	48,318
Loans	33,376	33,120	77,784	20,312	164,592

TOTAL EARNING ASSETS	$53,324	$37,239	$100,007	$41,987	$232,557

INTEREST-BEARING LIABILITIES:
NOW Accounts	$35,170	—	—	—	$35,170
MMDA’s & Savings	36,290	36,012	—	—	72,302
Time Deposits	12,144	21,275	55,891	83	89,393

Total Interest-bearing Deposits	$83,604	$57,287	$55,891	$83	$196,865
Fed Funds Purchased	—	—	—	—	—
Securities Sold to Repurchase	3,135	—	—	—	3,135
Other Short Term Borrowings	—	—	—	—	—

TOTAL INTEREST-BEARING LIABILITIES	$86,739	$57,287	$55,891	$83	$200,000

Rate Sensitive Gap	$(33,415)	$(20,048)	$44,116	$41,904	$32,557
Cumulative Gap	$(33,415)	$(53,463)	$(9,347)	$32,557
Cumulative RSA/RSL	0.61	0.63	0.95	1.16

          Rate reductions throughout 2001 contributed to favorably impact net interest spreads as deposits repriced downward.  Also, the ratio of rate sensitive assets (RSA) to rate sensitive liabilities (RSL) has improved to the  more neutral position shown above.  This improvement is partly the result of increased volume in the Bank’s five-year certificates of deposit.  As of September 30, 2002, the Bank had interest-earning assets that mature within 3 months totaling $53.3 million, in 3-12 months totaling $37.2 million, in 1-5 years totaling $100 million, and over 5 years totaling $42 million.  In comparison, interest-bearing liabilities maturing within 3 months totaled $86.7 million, in 3-12 months totaled $57.3 million, in 1-5 years totaled $55.9 million, and $83 thousand over 5 years.  Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

LIQUIDITY

          The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management.  Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs.  On September 30, 2002, federal funds sold totaled $19.5 million and securities maturing in one year or less totaled $4.4 million, for a total pool of $23.9 million.  The liquidity ratio as of September 30, 2002 was 31.5% as compared to 34.7% as of December 31, 2001.  The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by net liabilities.  Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

CAPITAL RESOURCES

          From December 31, 2001, to September 30, 2002, total shareholder’s equity has grown by 8.9%.  It is impacted by net unrealized gains on securities in the amount of $1.9 million as of September 30, 2002.  There were net unrealized gains on December 31, 2001 of $547 thousand.  Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity.  Shareholders’ equity before unrealized gains or losses was $22.7 million on September 30, 2002, and $22.1 million on December 31, 2001.  This represents an increase of $662 thousand or 3.0% during the nine-month period.

          The Company paid a 2-for-1 stock split in the form of a 100% stock dividend on June 7, 2002.  All share information has been adjusted to reflect the split for all periods presented.

          Book value per share on September 30, 2002, compared to September 30, 2001, grew to $10.68 from $9.85, an increase of 8.4%.  Book value per share before accumulated comprehensive income on September 30, 2002, compared to September 30, 2001, grew to $9.86 from $9.44, an increase of 4.5%.  Cash dividends paid for the nine months ended September 30, 2002, were $828 thousand, or $0.36 per average share, compared to $800 thousand, or $0.34 per average share, for the comparable period ended September 30, 2001, an increase of 4.3%.  Average shares outstanding for the nine months ended September 30, 2002, were 2,300,905 compared to 2,319,782 for the comparable period ended September 30, 2001.  The Company began a share repurchase program in August of 1999 and has continued the program into 2002.  On May 20, 2002, the Board of Directors approved the repurchase of an additional 50,000 shares of common stock.  This increases the authorized number of shares in the repurchase plan to 115,000 shares.

          The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines.  As of September 30, 2002 the Company maintained Tier 1 capital of $20.1 million, net risk weighted assets of $168.2 million, and Tier 2 capital of $1.5 million.  On September 30, 2002, the Tier 1 capital to risk weighted assets ratio was 11.9%, the total capital ratio was 12.9%, and the tier 1 leverage ratio was 8.1%.  These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

          As of September 30, 2002, total assets have increased 4.0% since December 31, 2001, from $245.6 million to $255.5 million.  Cash and cash equivalents totaled $11.3 million on September 30, 2002, compared to $9.5 million at year-end 2001.

          During the nine months ended September 30, 2002, gross loans increased by 8.5%, from $151.7 million to $164.6 million.  During the same nine-month period, real estate mortgage loans increased 12.1% to $129.4 million, commercial loans decreased 0.2% to $13.4 million, and installment and other loans decreased by 6.3% to $20.6 million.

          For the nine months ended September 30, 2002, the Company charged off loans totaling $288 thousand.  For the comparable period in 2001, total loans charged off were $68 thousand.  The Company maintained $603 thousand of other real estate owned (“OREO”) as of September 30, 2002.  As of year-end 2001, the balance was $614 thousand.  The Company actively markets all OREO properties, and expects no loss on any of these properties.  All properties maintained as other real estate owned are carried at the lesser of book or market value.

          Increases in the provision for loan losses amounted to $314 thousand through the first nine months, and the allowance for loan losses as of September 30, 2002, was $1.5 million.  The allowance for loan losses, as a percentage of average total loans through the first nine months of 2002 was 1.0%.

          As of September 30, 2002, $62 thousand of loans were on on non-accrual status.  There were $113 thousand of loans on non-accrual status as of September 30, 2001.  Loans still accruing interest but delinquent for 90 days or more were $657 thousand on September 30, 2002, as compared to $638 thousand on September 30, 2001.

          The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision.  A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined.  This valuation is then compared to historical data in an effort to determine the prevailing trends.  A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type.  Through this process the Company assesses the appropriate provision for the coming quarter.  As of September 30, 2002, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

          As of September 30, 2002, securities available for sale totaled $49.6 million at market value.  This compares with December 2001 market value of $48.0 million.  This represents an increase of 3.3% during the nine months ended September 30, 2002.  The investment portfolio represents 19.4% of total assets and 21.2% of earning assets.  The Company’s investment portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market.  The resulting accumulated adjustment to book value as of September 30, 2002 was an unrealized gain of $2.9 million.  The corresponding accumulated adjustment to shareholders’ equity was $1.9 million.  These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold.  Management does not anticipate the realization of net losses on investments during 2002.

          As of September 30, 2002, total deposits were $226.7 million.  Compared to $219.2 at year-end 2001, balances have increased 3.4%.  Comparing types of deposit balances on September 30, 2002, to year-end 2001 results in the following, non-interest-bearing demand deposits increased by 14.9% to $30.0 million, savings and NOW accounts increased by 5.0% to $107.3 million, and other time deposits decreased by 1.7% to $89.4 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

          Non-interest income for the first nine months of 2002 totaled $1.5 million compared to $1.6 million for the same period in 2001.  This is a decrease of 2.0%.  Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income.  Of these categories, fiduciary activities contributed the majority at $482 thousand.  Service charges on deposit accounts contributed $397 thousand.  Other miscellaneous fees contributed $470 thousand.  Other income contributed the balance with 186 thousand. For the first nine months of 2001, these totals were $619 thousand, $328 thousand, and $410 thousand, and 190 thousand, respectively.

          Management continues to explore methods of increasing its non-interest income.  Continued expansion of fiduciary services, diversification of business lines, and expansion of fee based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

          Non-interest expenses totaled $6.2 million during the first nine months of 2002 as compared to $5.6 million for the same period in 2001, an increase of 11.1%.  Non-interest expenses include salaries and benefits, occupancy expense, and other operating expense.  Of these categories, salaries and benefits are the major expense.  Through the nine months ended September 30, 2002, salary and benefit expense was $3.4 million, occupancy expense was $630 thousand, and other operating expense was $1.7 million.  For the same period in 2001, the totals were $3.0 million, $711 thousand, and $1.4 million, respectively.

FORWARD LOOKING STATEMENT

          In addition to the historical information contained herein, this discussion contains forward-looking statements that involve risks and uncertainties.  Economic circumstances, the operations of the Bank, and the Company’s actual results could differ significantly from those discussed in the forward looking statements.  Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in economic conditions in the Company’s or Bank’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Bank’s market area, and competition.  Any of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rate Shock Analysis of Net Interest Income
as of September 30, 2002
(Unaudited)
(in thousands)

Rate Change:	-100 bp	0 bp	+200 bp

Year 1
Net Interest Income	$9,090	$9,252	$9,554
Net Interest Income Change	$(162)	$0	$302
Net Interest Income % Change	-1.75%	0.00%	3.26%

Year 2
Net Interest Income	$8,510	$9,219	$10,589
Net Interest Income Change	$(709)	$0	$1,370
Net Interest Income % Change	-7.69%	0.00%	14.86%

Two Year Summary:
Net Interest Income	$17,600	$18,471	$20,143
Net Interest Income Change	$(871)	$0	$1,672
Net Interest Income % Change	-4.72%	0.00%	9.05%

          Rate shock is a method for stress testing the Bank’s future net interest margin under several rate change levels.  These levels span a 100 basis point (1.00%) decrease and a 200 basis point increase in the current prime rate of interest.  In order to simulate activity, maturing balances are replaced with new balances at the new rate level and repricing balances are adjusted to the new rate shock level.  The interest is recalculated for each level along with the new average yield.  Net interest income is then calculated and a risk profile is developed.  The results of these calculations are summarized in the table above.

          As shown, the Company estimates that a reduction in the current prime rate of 100 basis points would result in a $162 thousand decrease in net interest income over twelve months.  Similarly, an increase in the current prime rate of 200 basis points would result in an estimated $302 thousand additional net interest income. Over a 24-month period, the Company estimates that a 100 basis point reduction in the current prime rate would result in an $871 thousand decrease in net interest income while a 200 basis point increase would result in a $1.7 million increase in net interest income.

ITEM 4.  CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities & Exchange Commission filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

10.1	Incentive Stock option plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579 dated February 28, 1997.)

10.2	1998 Non-Employee Directors Stock Option Plan (incorporated by reference to the previously filed Annual Report on Form 10-K for the year ended December 31, 1999.)

11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2001 Annual Report to Shareholders.)

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

            None to report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY BANKS OF VIRGINIA, INC.

(Registrant)

11/14/2002	/s/ AUSTIN L. ROBERTS, III

Austin L. Roberts, III President and Chief Executive Officer (principal executive officer)

11/14/2002	/s/ RICHARD C. ABBOTT

Richard C. Abbott Treasurer (principal financial officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Section 302 Certification

I, Austin L. Roberts, III, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of Bay Banks of Virginia, Inc.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                  (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ AUSTIN L. ROBERTS, III	Dated: November 14, 2002

Austin L. Roberts, III President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Section 302 Certification

I, Richard C. Abbott, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of Bay Banks of Virginia, Inc.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                  (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD C. ABBOTT	Dated: November 14, 2002

Richard C. Abbott Treasurer