Form 10-K
period 2002-12-31
BAY BANKS OF VIRGINIA INC
filed 2003-03-31
CIK 1034594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file no: 0-22955

BAY BANKS OF VIRGINIA, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1838100
(State of Incorporation)	(I.R.S. Employer Identification no.)

100 SOUTH MAIN STREET, KILMARNOCK, VIRGINIA 22482
(Address of principal executive offices) (Zip Code)

Registrants telephone number: 804.435.1171

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($5.00 Par Value)
(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 28, 2002, was $42,014,730.

          The number of shares outstanding of the registrant’s common stock as of  March 28, 2003: 2,311,189

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant’s 2002 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-K.

          Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2003 are incorporated by reference into Part III of this Form 10-K.

Form 10-K

          This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives and business of Bay Banks of Virginia, Inc. and its subsidiaries.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:  (a) competitive pressure in the financial services industry increases significantly;  (b) changes in the interest rate environment that reduce margins;  (c) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality;  (d) changes occur in the financial services regulatory environment; and  (e) changes occur in the securities markets.

PART I

ITEM 1:  BUSINESS

Nature of Business.  Bay Banks of Virginia, Inc. (the “Company”) is a bank holding company that conducts substantially all of its operations through its subsidiaries, Bank of Lancaster (the “Bank”), and Bay Trust Company (the “Trust Company”).  Bay Banks of Virginia, Inc. was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997, in connection with the holding company reorganization of the Bank of Lancaster.

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

The Bank has two offices located in Kilmarnock, Virginia, one office in White Stone, Virginia, one office in Warsaw, Virginia, one office in Montross, Virginia, one office in Heathsville, Virginia, and one office in Callao, Virginia.  A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate.  Deposits of the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank opened for business in 1930 and has partnered with the community to ensure responsible growth and development since that time.

In August of 1999, Bay Banks of Virginia formed Bay Trust Company.  This subsidiary of the Company was created to purchase and manage the assets of the trust department of the Bank of Lancaster.  The sale and transfer of assets from the Bank to the Trust Company was completed as of the close of business on December 31, 1999.  As of January 1, 2000, the Bank of Lancaster no longer owned or managed the trust function, and thereby no longer receives an income stream from the trust department.  Income generated by the Trust Company is consolidated with the Bank’s income and the Company’s income for the purposes of the Company’s consolidated financial statements.  The Trust Company opened for business on January 1, 2000 in its permanent location on Main Street in Kilmarnock, Virginia.

The Trust Company offers a broad range of trust and related fiduciary services.  Among these are testamentary trusts, revocable and irrevocable personal, managed agency, and custodial trusts, as well as discount brokerage services.

The Company’s marketplace is situated on the “Northern Neck” peninsula of Virginia’s western shore.  The “Northern Neck” includes the counties of Lancaster, Northumberland, Middlesex, Richmond, and Westmoreland.  The Company’s primary trading area is dominated by smaller, retired households with relatively high per capita incomes.  Growth in households, employment, and retail sales is moderate but the local economic conditions are stable as growth has been positive for several years.  Health care, tourism, and related services are the major employment sectors in the “Northern Neck.”

The Company had $263,060,149 in total assets and $231,516,181 in total deposits as of December 31, 2002.  Net earnings for the year ended December 31, 2002, were $2,301,401.  Loan demand was steady as net loans increased to $168,442,156.

Lending Activities.  Through the Bank of Lancaster, the Company provides a wide range of real estate, consumer, and commercial lending services to its customers in its market area.

Real Estate Lending.  The Bank’s real estate loan portfolio is the largest segment of the loan portfolio.  Loans secured by real estate increased to $140,343,743 during 2002.  This balance is 82.6% of total loans outstanding.  The Bank offers fixed and adjustable rate loans on one-to-four family residential properties.  These mortgages are underwritten and documented within the guidelines of the Regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank underwrites mainly adjustable rate mortgages as the marketplace allows.  Construction loans with a twelve-month term are also a major component of the Bank’s portfolio.  Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection.  The Bank also offers commercial loans that are secured by real estate.  These loans are typically written at 80% loan to value and are either variable with the prime rate of interest, or adjustable in one, three, or five year terms.

The Company also offers secondary market loan origination.  Through the Bank, customers may apply for a home mortgage that will be underwritten in accordance with the guidelines of the Federal Home Loan Mortgage

Corporation.  These loans are then sold into the secondary market on a loan by loan basis.  The Bank earns origination fees through offering this service.  Customers, upon approval, receive a fixed or adjustable rate of interest with amortization terms up to 30 years.  Since these loans are sold into the secondary market, the Company earns no future interest income, nor does it incur any interest rate or re-pricing risk.

Consumer Lending.  Consumer loans totaled $9,995,591 as of December 31, 2002, which amount to 5.9% of the total loans outstanding.  In an effort to offer a full range of services, the Bank’s consumer lending includes automobile and boat financing, home improvement loans, and unsecured personal loans.  These loans historically entail greater risk than loans secured by real estate, but also offer a higher return.

Commercial Lending.  Commercial lending activities include small business loans, asset based loans, and other secured and unsecured loans and lines of credit.  Commercial loan balances were $16,762,800 at year-end 2002 and 9.9% of total loans outstanding.  Commercial lending may entail greater risk than residential mortgage lending, and is therefore underwritten with strict risk management standards.  Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and business collateral.

Business Development.  The Bank offers several services to commercial customers.  These services include Analysis Checking, Cash Management Deposit Accounts, Wire Services, Direct Deposit Payroll Service, and a full line of Commercial Lending options.  The Bank also offers Small Business Administration “Low Document” Loan products.  This allows commercial customers to apply for favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

Bay Services Company, Inc.  The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”).  Bay Services owns an interest in a land title insurance agency, Bankers Title of Fredericksburg, which generally sells title insurance to mortgage loan customers, including customers of the Bank and the other financial institutions that have an ownership interest in the agency.  Bay Services has also invested in an insurance and investment services agency, Bankers Investment Group.  This agency will provide the Bank’s non-deposit products department with insurance and investment products for marketing within the Bank’s primary marketing area.

Competition.  The Bank’s marketplace is highly competitive, and the Bank is subject to competition from a variety of commercial banks and financial service companies.  For deposits, the Bank competes with statewide banking institutions, local community banks, major investment brokerage companies, insurance companies, and other issuers of money markets and mutual fund products.  For loans, the Bank competes with other commercial banks, savings and loans, credit unions, major investment brokerage companies, and consumer finance companies.  As the marketplace continues to develop, the Bank expects competition to increase.

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

The following description summarizes the significant state and Federal laws to which the Company and the Bank are subject.  To the extent statutory or regulatory provisions or proposals are setforth, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

The Bank is supervised and regularly examined by the Federal Reserve and the Commonwealth of Virginia’s State Corporation Commission Bureau of Financial Institutions.  These on-site examinations verify compliance with regulations governing corporate practices, capitalization, and safety and soundness.  Further, the Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”).  The CRA requires financial institutions to meet the credit needs of the local community, including low to moderate-income needs.  Compliance with the CRA is monitored through regular examination by the Federal Reserve.

Federal Reserve regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks.  These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities.

The Company owns 100% of the stock of the Bank of Lancaster.  The Bank is prohibited by the Federal Reserve from holding or purchasing its own shares except in limited circumstances.  Further, the Bank is subject to certain requirements as imposed by state banking statutes and regulations.  The Bank is limited by the Federal Reserve regarding what dividends it can pay the Company.  Any dividend in excess of the total of the Bank’s net profit for that year plus retained earnings from the prior two years must be approved by the proper regulatory agencies.  Further, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), insured depository institutions are prohibited from making capital distributions, if, after making such distributions, the institution would become “undercapitalized” as defined by regulation.  Based upon the Bank’s current financial position, it is not anticipated that this statute will impact the continued operation of the Bank.

As a bank holding company, Bay Banks of Virginia is required to file with the Federal Reserve an annual report and such additional information as it may require pursuant to the Bank Holding Company Act.  The Federal Reserve may also conduct examinations of the Company and any or all of its subsidiaries.

Capital Requirements.  The Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.  Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%.  At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments.  The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance.  The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2002 were 11.5% and 12.5%, respectively, exceeding the minimum requirements.

          In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average risk-weighted assets) (“Tier 1 leverage ratio”).  These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion.  The Tier 1 leverage ratio of the Company as of December 31, 2002, was 7.9%, which is well above the minimum requirement.  The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Deposit Insurance. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  The risk-based system assigns an institution to one of three capital categories:  (i) well-capitalized, (ii) adequately capitalized, or (iii) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subgroups within each capital group.  The supervisory subgroup to which an institution is assigned is based on an evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor).  An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.  Assessment rates for deposit insurance currently range from zero basis points ($2,000 minimum) to 27 basis points.  The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed.  A bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC.  Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

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

The Gramm-Leach-Bliley Act of 1999.  The Gramm-Leach-Bliley Act of 1999 (“GLBA”) was signed into law on November 12, 1999.  The main purpose of GLBA is to permit greater affiliations within the financial services industry, primarily banking, securities and insurance.  The provisions of GLBA that are believed to be of most significance to the Company are discussed below.

GLBA repealed sections 20 and 32 of the Glass-Steagall Act, which separated commercial banking from investment banking, and substantially amends the Bank Holding Company Act which limited the ability of bank holding companies to engage in the securities and insurance businesses.  To achieve this purpose, GLBA created a new type of company, the “financial holding company.”  A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

•	securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

•	insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory CRA rating.  For various reasons, the Company has not elected to be treated as a financial holding company.

GLBA establishes a system of functional regulation under which the federal banking agencies regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the Securities and Exchange Commission regulate their securities activities and state insurance regulators will regulate their insurance activities.

GLBA and certain regulations issued by federal banking agencies also provide protection against the transfer and use by financial institutions of consumer’s nonpublic personal information.  A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Neither the provisions of GLBA nor the act’s implementing regulations have had a material impact on the Company’s or the Bank’s regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

Recent Legislation.

          USA Patriot Act of 2001.    In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

          Sarbanes-Oxley Act of 2002.    On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted since the 1930’s.

The SOA generally applies to all companies that file or are required to file periodic reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”), including banks regulated by the FDIC. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission (the “SEC”) and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

          The SOA addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	expedited filing requirements for Forms 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

The SOA contains provisions that became effective upon enactment on July 30, 2002 and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Index of Statistical Tables:

Table	Description

Table I	Average Balances, Income & Expense, Yields, and Rates
Table II	Volume & Rate Analysis of Changes in Net Interest Income
Table III	Types of Investments
Table IV	Investment Maturities & Average Yields
Table V	Types of Loans
Table VI	Loan Maturity Schedule of Selected Loans
Table VII	Risk Elements
Table VIII	Summary of Allowance for Loan Losses
Table IX	Allocation of the Allowance for Loan Losses
Table X	Average Deposits & Rates
Table XI	Maturity Schedule of Time Deposits of $100,000 or more
Table XII	Return on Equity & Assets
Table XIII	Interest Rate Sensitivity Analysis

Table I
Average Balances, Income and Expense, Yields, and Rates

	2002			2001			2000

(Fully taxable equivalent basis in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

INTEREST EARNING ASSETS:
Taxable Investments	34,404	2,023	5.88%	37,779	2,227	5.89%	42,060	2,578	6.13%
Tax-Exempt Investments (1)	14,714	946	6.43%	10,487	758	7.23%	12,935	945	7.30%
Total Investments	49,118	2,969	6.04%	48,265	2,985	6.18%	54,995	3,523	6.41%
Gross Loans (2)	159,951	11,150	6.97%	151,668	12,380	8.16%	142,489	11,651	8.18%
Interest-bearing Deposits	200	1	0.55%	105	4	3.81%	310	12	3.87%
Fed Funds Sold	21,479	345	1.61%	10,141	331	3.27%	1,646	146	8.87%
TOTAL INTEREST EARNING ASSETS	230,748	14,464	6.27%	210,179	15,700	7.47%	199,440	15,332	7.69%
INTEREST-BEARING LIABILITIES:
Savings Deposits	59,506	1,326	2.23%	58,022	2,194	3.78%	59,200	2,850	4.81%
NOW Deposits	33,069	420	1.27%	29,594	634	2.14%	26,553	776	2.92%
Time Deposits => $100,000	22,721	890	3.91%	18,033	979	5.43%	15,849	983	6.20%
Time Deposits < $100,000	67,730	2,519	3.72%	59,505	3,104	5.22%	48,930	2,741	5.60%
Money Market Deposit Accounts	12,739	202	1.59%	12,312	320	2.60%	10,978	391	3.56%
Total Deposits	195,765	5,357	2.74%	177,466	7,231	4.07%	161,510	7,740	4.79%
Fed Funds Purchased	—	—	0.00%	—	—	0.00%	540	63	11.67%
Securities Sold to Repurchase	3,406	34	1.00%	3,131	90	2.87%	2,468	122	4.94%
Other Short Term Borrowings	—	—	0.00%	—	—	0.00%	5,493	377	6.87%
TOTAL INTEREST-BEARING LIABILITIES	199,171	5,391	2.71%	180,597	7,321	4.05%	170,011	8,303	4.88%
Net Interest Income/Yield on Earning Assets		9,074	3.93%		8,378	3.99%		7,030	3.52%
Net Interest Rate Spread			3.56%			3.42%			2.80%

Notes:
(1) - Income and yield is tax-equivalent assuming a federal tax rate of 34%
(2) - Includes Visa credit card program and non-accrual loans.

Table II
Volume & Rate Analysis of Changes in Net Interest Income

	2002 vs. 2001			2001 vs. 2000

(Thousands)	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate	Total Change

Investments:
Taxable Investments	(200)	(4)	(204)	(253)	(98)	(351)
Tax-Exempt Investments	259	(71)	188	(118)	(6)	(124)

Total Investments	59	(75)	(16)	(371)	(104)	(475)
Loans	735	(1,965)	(1,230)	771	(104)	667
Interest-bearing Deposits	(43)	40	(3)	(7)	(1)	(8)
Fed Funds Sold	26	(12)	14	211	(26)	185

Total Interest Earning Assets	777	(2,012)	(1,235)	604	(235)	369
Interest-bearing Deposits:
Savings Deposits	58	(926)	(868)	(56)	(600)	(656)
NOW Deposits	87	(301)	(214)	107	(249)	(142)
CD’s >= $100,000	1,184	(1,273)	(89)	(40)	36	(4)
CD’s < $100,000	544	(1,129)	(585)	533	(170)	363
Money Market Deposit Accounts	12	(130)	(118)	58	(129)	(71)

Total Interest-bearing Deposits	1,885	(3,759)	(1,874)	602	(1,112)	(510)
Fed Funds Purchased	—	—	—	(63)	—	(63)
Securities Sold to Repurchase	9	(65)	(56)	57	(89)	(32)
Other Short Term Borrowings	—	—	—	(377)	—	(377)

Total Interest-Bearing Liabilities	1,894	(3,824)	(1,930)	219	(1,201)	(982)
Change in Net Interest Income	(1,117)	1,812	695	385	966	1,351

Notes:
Changes due to a combination of volume and rates are allocated proportionately to ‘Due to Volume’ and ‘Due to Rates’.

Table III
Types of Investments

(Amortized Cost, thousands)	12/31/2002	12/31/2001	12/31/2000

U.S. Treasury Securities	$0	$0	$500
U.S. Government Agencies	$7,511	$6,694	$9,632
State and Municipal Governments	$25,712	$20,979	$20,926
Other Securities	$14,466	$19,493	$21,918

Total	$47,690	$47,166	$52,976

Table IV
Investment Maturities & Average Yields
as of 12/31/2002

(Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years	Total

U.S. Treasury & Agency Securities
Book Value	$1,648	$4,864	$1,000	$0	$7,512
Market Value	$1,683	$5,136	$1,050	$0	$7,869
Weighted average yield	5.36%	5.77%	5.79%	0.00%	5.69%
States & Political Subdivisions Securities
Book Value	$710	$12,512	$12,040	$450	$25,711
Market Value	$716	$13,295	$12,638	$459	$27,108
Weighted average yield	5.45%	6.17%	6.16%	6.70%	6.15%
Other Securities:
Book Value	$3,052	$6,571	$4,515	$329	$14,467
Market Value	$3,079	$7,027	$4,739	$329	$15,174
Weighted average yield	6.07%	6.31%	6.00%	4.77%	6.13%
Total Securities:
Book Value	$5,410	$23,947	$17,555	$779	$47,690
Market Value	$5,478	$25,458	$18,427	$788	$50,151
Weighted average yield	5.77%	6.13%	6.09%	5.88%	6.07%

Notes:
Yields on tax-exempt securities have been computed on a tax-equivalent basis.
Average yields on securities held for sale are based on amortized cost.

Table V
Types of Loans

(Thousands)	12/31/2002	12/31/2001	12/31/2000	12/31/1999	12/31/1998

Commercial	$16,763	$11,399	$11,279	$11,081	$11,679
Real Estate - Construction	$19,131	$13,914	$4,591	$5,438	$1,130
Real Estate - Mortgage	$121,213	$115,029	$111,957	$95,912	$82,739
Installment and Other (includes Visa program)	$11,795	$10,560	$20,590	$18,673	$18,697

Total	$168,902	$150,903	$148,417	$131,104	$114,245

Notes:
Deferred loan costs & fees not included.
Allowance for loan losses not included.

Table VI
Loan Maturity Schedule of Selected Loans
as of December 31, 2002

	One Year or Less		One to Five Years		Over Five Years

(Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Commercial	$1,387	$12,879	$2,100	$251	$146	$0
Real Estate - Construction	$2,356	$2,387	$8,336	$358	$5,694	$0
Real Estate - Mortgage	$2,501	$44,880	$23,103	$42,181	$8,406	$142
Installment and Other (includes Visa program)	$3,384	$2,982	$5,000	$0	$429	$0

Totals	$9,628	$63,128	$38,539	$42,790	$14,675	$142

Notes:
Loans with immediate re-pricing are shown in the ‘One Year or Less’ category.
Variable rate loans are categorized based on their next re-pricing date.

Table VII
Risk Elements

(Thousands)	12/31/2002	12/31/2001	12/31/2000	12/31/1999	12/31/1998

Non-accrual Loans	$268	$163	$25	$0	$79
Restructured Loans	$0	$0	$0	$0	$0
Foreclosed Properties	$580	$614	$805	$925	$1,494

Total Non-performing Assets	$848	$777	$830	$925	$1,573
Loans past due 90+ days as to principal or interest payments & accruing interest	$673	$825	$758	$793	$232
For non-accrual & restructured loans, Gross interest income which would have been recorded under original loan terms for the year ended	$10	$13	$2	$2	$4
For non-accrual & restructured loans, Gross interest income recorded for the year ended	$10	$13	$2	$2	$4
Potential problem loans as of year end not reported above:	$170	$422	$123	$213	$236

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

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.

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

Table VIII
Summary of Allowance for Loan Losses

(Thousands)	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98

Balance, beginning of period	$1,493	$1,370	$1,198	$1,012	$861
Loans charged off:
Commercial	$(203)	$(62)	$(27)	$0	$(20)
Real estate - construction	$0	$0	$0	$0	$0
Real estate - mortgage	$(22)	$(42)	$(50)	$(59)	$(30)
Installment & Other (including Visa program)	$(64)	$(117)	$(17)	$(105)	$(27)

Total loans charged off	$(289)	$(221)	$(94)	$(164)	$(77)
Recoveries of loans previously charged off:
Commercial	$4	$0	$0	$0	$6
Real estate - construction	$0	$0	$0	$0	$0
Real estate - mortgage	$1	$0	$7	$0	$1
Installment & Other (including Visa program)	$17	$19	$9	$15	$13

Total recoveries	$22	$19	$16	$15	$20
Net charge offs	$(267)	$(202)	$(78)	$(149)	$(57)
Provision for loan losses	$471	$325	$250	$335	$208
Balance, end of period	$1,697	$1,493	$1,370	$1,198	$1,012

Average loans outstanding during the period	$159,951	$151,668	$142,489	$120,529	$108,221
Ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	0.13%	0.05%	0.12%	0.05%

See Note 1 to Financial Statements, Loans receivable paragraph, for a description of the factors which influenced management’s determination of the provision charged to operating expense.

Table IX
Allocation of the Allowance for Loan Losses

(Thousands)	12/31/2002		12/31/2001		12/31/2000		12/31/99		12/31/98

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$822	9.9%	$237	7.5%	$70	7.6%	$62	8.4%	$90	10.2%
Real estate - construction	$73	11.2%	$21	9.2%	$22	3.1%	$23	4.1%	$5	1.0%
Real estate - mortgage	$674	71.2%	$1,032	75.8%	$1,037	72.0%	$920	68.8%	$758	72.2%
Installment & Other (including Visa program)	$128	7.7%	$203	7.5%	$241	17.3%	$193	18.7%	$159	16.6%

Total	$1,697	100.0%	$1,493	100.0%	$1,370	100.0%	$1,198	100.0%	$1,012	100.0%

Table X
Average Deposits & Rates

	2002		2001		2000

(Thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Non-interest bearing Demand Deposits	$28,226	0.00%	$24,756	0.00%	$22,281	0.00%
Interest bearing Deposits:
NOW Accounts	$33,069	1.27%	$29,594	2.14%	$26,553	2.92%
Regular Savings	$59,506	2.23%	$58,022	3.78%	$59,200	4.81%
Money Market Deposit Accounts	$12,739	1.59%	$12,312	2.60%	$10,978	3.56%
Time Deposits:
CD’s $100,000 or more	$22,721	3.91%	$18,033	5.43%	$15,849	6.20%
CD’s less than $100,000	$67,730	3.72%	$59,505	5.22%	$48,930	5.60%

Total Interest bearing Deposits	$195,765	2.74%	$177,466	4.07%	$161,510	4.79%
Total Average Deposits	$223,991	2.39%	$202,222	3.58%	$183,791	4.21%

Table XI
Maturity Schedule of Time Deposits of $100,000 or more

(Thousands)	12/31/2002	12/31/2001	12/31/00

3 months or less	$1,316	$2,624	$8,793
3-6 months	$2,602	$3,098	$3,456
6-12 months	$2,858	$2,931	$4,195
Over 12 months	$18,263	$14,778	$2,455

Totals	$25,039	$23,431	$18,899

Table XII
Return on Equity & Assets

(Thousands)	2002	2001	2000

Net Income	$2,301	$2,009	$1,613
Average Total Assets	$252,001	$228,412	$212,916
Return on Assets	0.9%	0.9%	0.8%
Average Equity	$23,687	$22,215	$20,115
Return on Equity	9.7%	9.0%	8.0%
Dividends declared per share	$0.50	$0.47	$0.43
Average Shares Outstanding	2,301	2,311	2,319
Average Diluted Shares Outstanding	2,310	2,345	2,362
Net Income per Share	$1.00	$0.87	$0.70
Net Income per Diluted Share	$0.99	$0.86	$0.69
Dividend Payout Ratio	50.0%	53.6%	61.8%
Equity to Assets Ratio	9.4%	9.7%	9.4%

Table XIII
Interest Rate Sensitivity Analysis
as of 12/31/2002

(Thousands)	Within 3 months	3-12 Months	1-5 Years	Over 5 Years	Total

Interest-Bearing Due From Banks	160	0	0	0	160
Fed Funds Sold	19,979	0	0	0	19,979
Investments (Market Value)	3,631	1,847	25,458	19,216	50,152
Loans	39,334	27,408	79,159	23,001	168,902

Total Earning Assets	63,104	29,255	104,617	42,217	239,193
NOW Accounts	40,177	0	0	0	40,177
MMDA’s	14,748	0	0	0	14,748
Savings	59,753	0	0	0	59,753
CD’s < $100,000	8,797	18,056	40,157	20	67,030
CD’s >= $100,000	1,316	5,461	17,555	0	24,332
Total Interest Bearing Deposits	124,791	23,517	57,712	20	206,040
Fed Funds Purchased	0	0	0	0	0
Securities Sold to Repurchase	4,482	0	0	0	4,482

Total Interest Bearing Liabilities	129,273	23,517	57,712	20	210,522
Rate Sensitive Gap	(66,169)	5,738	46,905	42,197	28,671
Cumulative Gap	(66,169)	(60,431)	(13,526)	28,671

ITEM 2: PROPERTIES

The Company owns no property however its subsidiaries, the Bank of Lancaster and Bay Trust Company, own the following properties free of any encumbrances:

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

Through the normal course of business, the Bank maintains an inventory of foreclosed properties known as other real estate owned, or OREO.  This inventory is held at the lower of carrying amount or fair value. The Bank expects no losses on these properties.  Balances in OREO as of December 31, 2002 were $580,167.  Further information regarding OREO can be found in Notes 1 of the 2002 Annual Report to Shareholders and is hereby incorporated by reference.

Further information regarding property of the Company is incorporated herein by reference to Note 6 of the Company’s 2002 Annual Report to Shareholders, portions of which are included in Exhibit 13.0 of this report.

ITEM 3: LEGAL PROCEEDINGS

The Company is currently not involved in any material legal proceeding other than the ordinary & routine litigation incidental to its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information. There is currently no established public trading market in our common stock.  Our common stock trades from time to time on the OTC Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares.  The following table summarizes the high and low sales prices and dividends paid for the two years ended December 31, 2002.

Common Equity Market Data*

Sales Price				Sales Price

2002	High	Low	Dividend	2001	High	Low	Dividend

Qtr1	$17.25	$16.00	$0.12	Qtr1	$17.88	$15.75	$0.11
Qtr2	18.25	16.50	0.12	Qtr2	17.63	16.75	0.11
Qtr3	18.25	16.30	0.12	Qtr3	16.95	15.25	0.11
Qtr4	16.50	14.50	0.14	Qtr4	17.00	16.00	0.12

*Adjusted for 2 for 1 stock split on June 7, 2002.

At December 31, 2002, there were 2,307,360 shares of common stock outstanding held by 755 stockholders of record.

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Business, of this Form 10-K under the heading “Supervision and Regulation.”

For further information regarding the Company’s common equity, refer to Notes 1, 12, 13 and 14 of the Annual Report to Shareholders, portions of which are incorporated as Exhibit 13.0 of this report.

Equity Compensation Plan Information.  The following table summarizes information, as of December 31, 2002, relating to the Company’s stock incentive plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

	Year Ended December 31, 2002

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by shareholders	164,872(1)	$14.13	41,068
Equity compensation plans not approved by shareholders	—	—	—
Total	164,872	$14.13	41,068

 (1) Consists of options granted pursuant to the Company’s stock incentive plans.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

Years Ended December 31,	2002	2001	2000	1999	1998

	(Thousands)
FINANCIAL CONDITION
Total Assets	$263,060	$245,594	$225,332	$199,773	200,271
Total Loans, net of allowance	168,442	150,253	147,678	130,432	113,643
Total Deposits	231,516	219,194	200,178	177,702	178,269
Stockholders’ Equity
before FAS 115	23,132	22,070	21,546	21,135	19,882
after FAS 115	24,757	22,617	21,287	19,706	20,508
Average Assets	252,001	228,412	212,916	198,668	196,805
Average Loans, net of allowance	166,313	150,193	140,596	118,861	107,263
Average Deposits	229,379	202,223	183,791	176,094	173,368
Average Equity, after FAS 115	23,687	22,215	20,115	20,024	19,658
RESULTS OF OPERATIONS
Interest Income	14,144	$15,442	$15,010	$14,157	13,564
Interest Expense	5,391	7,321	8,303	6,533	7,065
Net Interest Income	8,753	8,121	6,707	7,624	6,499
Provision for Loan Losses	471	325	250	335	208
Net Interest Income after Provision	8,282	7,796	6,457	7,289	6,290
Gain/(Loss) on Sales of Investments	3	22	54	35	205
Non-interest Income net of Securities Gains	2,088	2,063	1,696	1,515	1,481
Non-interest Expense	7,203	7,042	6,020	5,906	5,488
Income before Taxes	3,170	2,839	2,187	2,933	2,488
Income Taxes	869	830	574	758	557
Net Income	2,301	2,009	1,613	2,175	1,931
RATIOS
Total Capital to Risk Weighted Assets	12.5%	13.3%	13.6%	15.5%	15.9%
Tier 1 Capital to Risk Weighted Assets	11.5%	12.3%	12.7%	14.6%	15.1%
Leverage Ratio	7.9%	8.1%	8.3%	9.7%	9.0%
Return on Average Assets	0.9%	0.9%	0.8%	1.1%	1.0%
Return on Average Equity	9.7%	9.0%	8.0%	10.9%	9.8%
Loan Loss Reserve to Loans	1.0%	1.0%	0.9%	0.9%	0.9%
Dividends paid as a percent of Net Income	50.0%	53.6%	61.8%	41.8%	41.9%
Average Equity as a percent of Average Assets	9.4%	9.7%	9.4%	10.1%	10.0%
Average shares outstanding	2,301,364	2,310,522	2,318,698	2,334,934	2,313,268
Average Diluted shares outstanding	2,309,959	2,344,806	2,362,404	2,374,590	2,352,924
PER SHARE DATA
Basic Earnings per share (EPS)	$1.00	$0.87	$0.70	$0.93	0.84
Diluted Earnings per share (EPS)	0.99	0.86	0.69	0.92	0.82
Cash Dividends per share	0.50	0.47	0.43	0.39	0.35
Book Value per share
before FAS 115	10.03	9.57	9.27	9.07	8.54
after FAS 115	10.73	9.81	9.16	8.46	8.81
GROWTH RATES
Year end Assets	7.1%	9.0%	12.8%	-0.2%	18.5%
Year end Loans	12.1%	1.7%	13.2%	14.8%	9.1%
Year end Deposits	5.6%	9.5%	12.6%	-0.3%	19.2%
Year end Equity
before FAS 115	4.8%	2.4%	1.9%	6.3%	7.9%
after FAS 115	9.5%	6.2%	8.0%	-3.9%	9.7%
Average Assets	10.3%	7.3%	7.2%	0.9%	21.6%
Average Loans, net of allowance	10.7%	6.8%	18.3%	10.8%	4.5%
Average Deposits	13.4%	10.0%	4.4%	1.6%	20.2%
Average Equity	6.6%	10.4%	0.5%	1.9%	16.7%
Net Income	14.5%	24.6%	-25.9%	12.7%	-1.5%
Cash Dividends declared	7.4%	8.3%	10.2%	11.4%	11.1%
Book Value
before FAS 115	4.8%	3.2%	2.2%	6.3%	6.6%
after FAS 115	9.4%	7.0%	8.3%	-4.0%	8.4%

Note: All per-share data is adjusted to reflect a 2-for-1 split on June 7, 2002.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference to the 2002 Annual Report to Shareholders, portions of which are included as Exhibit 13.0 of this report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Rate Shock Analysis of Net Interest Income

	2002
	Interest Rate Scenario (000’s)

	-200 bp	Flat	+200 bp

Net Interest Income	$10,017	$9,797	$10,068
Net Interest Income Change $	$220		$271
Net Interest Income Change%	2.25%		2.78%

          Rate shock is a method for stress testing the Bank’s future net interest margin under several rate change levels.  These levels span a 200 basis point (2.00%) decrease and a 200 basis point increase in the current prime rate of interest.  In order to simulate activity, maturing balances are replaced with new balances at the new rate level and re-pricing balances are adjusted to the new rate shock level.  The interest is recalculated for each level along with the new average yield.  Net interest income is then calculated and a risk profile is developed.  The results of these calculations are summarized in the table above.

          As shown, the Company estimates that a reduction in the current prime rate of 200 basis points would result in a $220 thousand increase in net interest income over twelve months.  Similarly, an increase in the current prime rate of 200 basis points would result in an estimated $271 thousand additional net interest income.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of the Company are incorporated herein by reference to the 2002 Annual Report to Shareholders, portions of which are included as Exhibit 13.0 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 26, 2002, the Company’s Board of Directors voted to engage the accounting firm of Yount, Hyde & Barbour, P.C. as the independent public accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2002, to replace the firm of Eggleston Smith, P.C., the independent public accountant engaged to audit the Company’s financial statements as of December 31, 2001 and 2000, and for each of the years in the two year period ended December 31, 2001.  Consistent with the Company’s policies, the Company conducted a bidding process to select the independent public accountant to audit the Company’s fiscal year ending December 31, 2002. The Company’s Audit Committee received bids from several independent public accounting firms including Eggleston Smith, P.C. After reviewing the proposals, the Company’s Audit Committee selected Yount, Hyde & Barbour, P.C., which the Company’s Board of Directors approved.

In connection with the audit of the two fiscal years ending December 31, 2001 and the subsequent interim period preceding the engagement of Yount, Hyde & Barbour, P.C., there were no disagreements with Eggleston Smith, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.  Eggleston Smith, P.C. did not resign or decline to stand for reelection. Upon selection of Yount, Hyde & Barbour, P.C., the Company dismissed Eggleston Smith, P.C. with respect to the audit of the Company’s consolidated financial statements for periods beginning with the fiscal year ending December 31, 2002 and thereafter. Eggleston Smith P.C.’s report on the consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the two year period ended December 31, 2001, contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

The Company requested that Eggleston Smith, P.C. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  Eggleston Smith, P.C. complied and the Company maintains the letter on file.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All required information on the executive officers and directors of the Company is detailed in the Company’s 2003 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership of certain beneficial owners and management is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14: CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.	Financial Statements included in Exhibit 13.0, 2002 Annual Report to Shareholders:
Consolidated Balance Sheets - December 31, 2002 and 2001
Consolidated Statements of Income - Years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Changes in Shareholders’ Equity
- Years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001, and 2000
Parent Only Balance Sheets – December 31, 2002 and 2001
Parent Only Statements of Income – Years ended December 31, 2002, 2001, and 2000
Parent Only Statements of Cash Flows – Years ended December 31, 2002, 2001, and 2000

(a)2.	Financial Statement Schedules:

	Schedule	Location

	Table I - Average Balances, Income & Expense, Yields, and Rates	Part I, Item 1
	Table II - Volume & Rate Analysis of Changes in Net Interest Income	Part I, Item 1
	Table III – Types of Investments	Part I, Item 1
	Table IV - Investment Maturities & Average Yields	Part I, Item 1
	Table V - Types of Loans	Part I, Item 1
	Table VI - Loan Maturity Schedule of Selected Loans	Part I, Item 1
	Table VII - Risk Elements	Part I, Item 1
	Table VIII - Summary of Allowance for Loan Losses	Part I, Item 1
	Table IX – Allocation of the Allowance for Loan Losses	Part I, Item 1
	Table X - Average Deposits & Rates	Part I, Item 1
	Table XI - Maturity Schedule of Time Deposits of $100,000 or more	Part I, Item 1
	Table XII - Return on Equity & Assets	Part I, Item 1
	Table XIII - Interest Rate Sensitivity Analysis	Part I, Item 1
	Common Equity Market Data	Part II, Item 5
	Equity Compensation Plan Information	Part II, Item 5
	Selected Financial Data	Part II, Item 6
	Rate Shock Analysis of Net Interest Income	Part II, Item 7a

(a)3.	Exhibits:

No.	Description

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (filed herewith).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (filed herewith).

10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579 dated February 28, 1997).

10.2	1998 Non-Employee Directors Stock Option Plan (incorporated by reference to the previously filed Annual Report on Form 10-K for the year ended December 31, 1999).

11.0	Statement re: Computation of per share earnings. (Incorporated herein by reference to Note 1 of the 2002 Annual Report to Shareholders).

13.0	Portions of the 2002 Annual Report to Shareholders for the year ended December 31, 2002 (filed herewith).

21.0	Subsidiaries of the Company (shown herein).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

23.2	Consent of Eggleston Smith, P.C. (filed herewith).

99.1	Independent Accountant’s Report by Eggleston Smith, P.C. relating to Years ended December 31, 2001 and 2000. (filed herewith)

b)  Reports on Form 8-K:

          One report on form 8-K was filed with the Securities and Exchange
Commission on December 4, 2002 announcing the fourth quarterly dividend.

SIGNATURES

In accordance with the requirements of Section 13 (or 15d) of the Exchange Act, of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2003.

BAY BANKS OF VIRGINIA, INC.

/s/ AUSTIN L. ROBERTS, III

Austin L. Roberts, III,
President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated on the 27th day of March 2003.

/s/ AMMON G. DUNTON, J R.

Ammon G. Dunton, Jr. Chairman, Board of Directors

/s/ AUSTIN L. ROBERTS, III

Austin L. Roberts, III President and CEO

/s/ WESTON F. CONLEY, JR.

Weston F. Conley, Jr. Director

/s/ WILLIAM A. CREAGER

William A. Creager Director

/s/ THOMAS A. GOSSE

Thomas A. Gosse Director

/s/ RICHARD C. ABBOTT

Richard C. Abbott Treasurer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY BANKS OF VIRGINIA, INC.

By:	/s/ AUSTIN L. ROBERTS, III	Date:	March 28, 2003

Austin L. Roberts, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

Signature	Title

/s/ WILLIAM A. CREAGER	Director

William A. Creager

/s/ WESTON F. CONLEY, JR.	Director

Weston F. Conley, Jr.

/s/ AMMON G. DUNTON, JR.	Chairman of the Board of Directors

Ammon G. Dunton, Jr.

/s/ THOMAS A. GOSSE	Director

Thomas A. Gosse

/s/ AUSTIN L. ROBERTS, III	President and Chief Executive officer
and Directorv
Austin L. Roberts, III

/s/ A. WAYNE SAUNDERS	Director

A. Wayne Saunders

/s/ RICHARD C. ABBOTT	Chief Financial Officer and
Principal Accounting Officer
Richard C. Abbott

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K for the year ended December 31, 2002 of Bay Banks of Virginia, Inc., (the “Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Chief Executive Officer and Chief Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002 that based on their knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

/s/ AUSTIN L. ROBERTS, III

Austin L. Roberts, III, Chief Executive Officer

/s/ RICHARD C. ABBOTT

Richard C. Abbott, Chief Financial Officer

March 28, 2003

CERTIFICATIONS

I, Austin L. Roberts, III, certify that:

1. I have reviewed this Annual Report on Form 10-K of Bay Banks of Virginia;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ AUSTIN L. ROBERTS, III

Austin L. Roberts, III
President and Chief Executive Officer

CERTIFICATIONS

I, Richard C. Abbott, certify that:

1. I have reviewed this Annual Report on Form 10-K of Bay Banks of Virginia;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/RICHARD C. ABBOTT

Richard C. Abbott
Chief Financial Officer and Principal Accounting Officer