Form 10-Q
period 2003-03-31
BAY BANKS OF VIRGINIA INC
filed 2003-05-15
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,311,189 shares of common stock on April 30, 2003.

FORM 10-Q

For the interim period ending March 31, 2003.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Bay Banks of Virginia, Inc.
Consolidated Balance Sheets

	Mar 31 2003	Dec 31 2002

	(Unaudited)
ASSETS
Cash and due from banks	$13,950,944	$9,875,840
Interest-bearing deposits	171,855	159,730
Federal funds sold	30,041,522	19,978,688
Securities available for sale, at fair value	46,679,597	50,151,265
Gross loans, net of allowance for loan losses of $1,735,510 and $1,696,914	167,625,004	168,442,156
Premises and equipment, net	8,093,563	7,968,469
Accrued interest receivable	1,367,152	1,453,952
Other real estate owned	495,431	580,167
Core deposit intangible	2,807,842	2,807,842
Other assets	1,390,926	1,642,040

Total assets	$272,623,836	$263,060,149

LIABILITIES
Demand deposits	$30,024,963	$25,731,769
Savings and NOW deposits	117,258,534	114,421,623
Other time deposits	94,201,062	91,362,789

Total deposits	$241,484,559	$231,516,181
Securities sold under repurchase agreements	3,874,987	4,481,764
Other liabilities	2,247,249	2,305,405

Total liabilities	$247,606,795	$238,303,350

SHAREHOLDERS’ EQUITY
Common stock - $5 par value;
Authorized - 5,000,000 shares;
Outstanding - 2,311,189 and 2,307,360 shares	$11,555,944	$11,536,800
Additional paid-in capital	4,141,469	4,080,693
Retained Earnings	7,599,651	7,514,790
Accumulated other comprehensive income	1,719,977	1,624,516

Total shareholders’ equity	$25,017,041	$24,756,799

Total liabilities and shareholders’ equity	$272,623,836	$263,060,149

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.
Consolidated Statements of Income
(Unaudited)

	Qtr ended Mar 31, 2003	Qtr ended Mar 31, 2002

INTEREST INCOME
Loans receivable (incl fees)	$2,732,489	$2,792,557
Securities:
Taxable	425,409	527,912
Tax-exempt	179,553	140,105
Federal funds sold	72,806	102,076

Total interest income	$3,410,257	$3,562,650

INTEREST EXPENSE
Deposits	$1,258,978	$1,414,676
Securities Sold to Repurchase	9,327	5,655

Total interest expense	$1,268,305	$1,420,331

Net Interest Income	$2,141,952	$2,142,319

Provision for loan losses	$78,000	$79,000

Net interest income after provision for loan losses	$2,063,952	$2,063,319

NONINTEREST INCOME
Income from fiduciary activities	$138,468	$175,581
Service charges & fees on deposit accounts	138,294	120,635
Other miscellaneous fees	147,996	125,205
Secondary market brokerage income	92,288	53,784
Net securities gains	20,857	1,600
Other income	71,789	29,972

Total noninterest income	$609,692	$506,777

NONINTEREST EXPENSES
Salaries and employee benefits	$1,044,609	$834,805
Occupancy expense	261,496	199,460
Bank franchise tax	52,488	57,000
Deposit Insurance Premium	9,288	18,634
Visa Expense	71,366	62,809
Amortization of Intangibles	6,196	15,306
Other expense	598,048	483,956

Total noninterest expenses	$2,043,491	$1,671,970

Net Income before income taxes	$630,153	$898,126

Income tax expense	191,232	256,000

Net Income	$438,921	$642,126

Average basic shares outstanding	2,305,385	2,300,742
Earnings per share, basic	0.19	0.28
Average diluted shares outstanding	2,316,288	2,335,228
Earnings per share, diluted	0.19	0.27

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter ended Mar 31, 2002	Quarter ended Mar 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$438,921	$642,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	183,724	130,987
Net amortization and accretion of securities	5,587	10,516
Provision for Loan Losses	78,000	79,000
Net (Gain) / Loss on Sale of Securities	(20,857)	(1,600)
(Gain) / Loss on sale of other real estate owned	(34,911)	0
Accrued income and other assets	337,914	53,390
Increase / (Decrease) in Other Liabilities	(107,332)	35,857

Net Cash Provided by Operating Activities	$881,046	$950,276

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of Available-for-Sale Securities	3,797,835	752,493
Proceeds from sales of Available-for-Sale Securities	2,449,500	504,800
Purchases of Available-for-Sale Securities	(2,615,760)	(2,187,348)
(Increase) / Decrease in interest bearing deposits	(12,125)	9,313
(Increase) / Decrease in Loans outstanding	739,152	(2,578,225)
(Increase) / Decrease in Federal Funds Sold	(10,062,834)	(126,884)
Purchases of Premises and Equipment	(308,818)	(230,776)
(Increase) / Decrease in other real estate owned	119,647	(10,796)

Net Cash (Used in) Investing Activities	$(5,893,403)	$(3,867,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits	7,130,105	1,745,405
Increase / (Decrease) in Time Deposits	2,838,273	1,290,624
Net (Decrease) in securities sold under repurchase agreements	(606,777)	(254,564)
Proceeds from issuance of Common Stock	102,685	97,451
Repurchase of Common Stock	(54,145)	(226,927)
Dividends paid	(322,680)	(275,782)

Net Cash Provided by Financing Activities	$9,087,461	$2,376,207

Net Increase / (Decrease) in Cash & Due from Banks	4,075,104	(599,151)
Cash & Due From Banks at Beginning of period	$9,875,840	$9,290,717
Cash & Due From Banks at End of period	$13,950,944	$8,691,566

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,240,402	$1,422,390
Income taxes paid	17,129	27,552
Unrealized gain (loss) on investment securities	144,638	(201,044)

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Total Shareholders Equity

Balance on 1/1/2002	5,766,405	3,940,720	12,363,054	546,612	22,616,791
Comprehensive Income:
Net Income			642,126		642,126
Net changes in unrealized gain of available- for-sale securities, net of taxes of ($68,355)				(132,689)	(132,689)

Total Comprehensive Income	—	—	642,126	(132,689)	509,437
Dividends paid ($0.12/share)			(275,782)		(275,782)
Stock repurchases	(33,895)	(73,252)	(119,780)		(226,927)
Sale of common stock:
Dividends Reinvested	11,292	65,496	—	—	76,788
Stock Options exercised	14,875	24,346	(18,558)	—	20,663

Balance on 3/31/02	5,758,677	3,957,310	12,591,060	413,923	22,720,970

Balance on 1/1/2003	11,536,800	4,080,693	7,514,790	1,624,516	24,756,799
Comprehensive Income:
Net Income			438,921		438,921
Net changes in unrealized gain of available- for-sale securities, net of taxes of ($49,177)				95,461	95,461

Total Comprehensive Income	—	—	438,921	95,461	534,382
Dividends paid ($0.14/share)			(322,680)		(322,680)
Stock repurchases	(17,500)	(5,264)	(31,381)		(54,145)
Sale of common stock:
Dividends Reinvested	31,645	63,290	—	—	94,935
Stock Options exercised	5,000	2,750	—	—	7,750

Balance on 3/31/03	11,555,944	4,141,469	7,599,651	1,719,977	25,017,041

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

Certain reclassifications have been made to prior period balances to conform to the current presentation.

At March 31, 2003, the Company has three stock-based compensation plans.  The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation.

	Quarter ended March 31,

(Unaudited)	2003	2002

Net income, as reported	$438,921	$642,126
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(33,642)	(23,676)

Pro forma net income	$405,279	$618,450
Earnings per share:
Basic - as reported	$0.19	$0.28
Basic - pro forma	$0.18	$0.27
Diluted - as reported	$0.19	$0.27
Diluted - pro forma	$0.18	$0.26

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant’s 2002 Annual Report to Shareholders.

Note 2:  Securities Available for Sale

The carrying amounts of debt and other securities and their approximate fair values at March 31, 2003, and December 31, 2002, follow:

March 31, 2003 (unaudited):	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$7,108,319	$310,632	$0	$7,418,951
State and municipal securities	26,059,184	1,623,909	(1,326)	27,681,767
Corporate bonds	9,596,968	676,680	(3,869)	10,269,779
Restricted securities	1,309,100	0	0	1,309,100

	$44,073,571	$2,611,221	$(5,195)	$46,679,597

December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$7,511,155	$358,248		$7,869,403
State and municipal securities	25,712,115	1,410,938	(15,619)	27,107,434
Corporate bonds	13,146,266	715,713	(7,892)	13,854,0878
Restricted securities	1,320,341	0	0	1,320,341

	$47,689,877	$2,484,899	$(23,511)	$50,151,265

Note 3:  Loans

The components of loans in the balance sheets were as follows:

	March 31, 2003	December 31, 2002

	(unaudited)
Mortgage loans on real estate:
Construction	$20,990,850	$19,130,837
Secured by farmland	173,034	179,291
Secured by 1-4 family residential	91,142,619	96,056,319
Other real estate loans	24,996,242	24,977,296
Loans to farmers (except those secured by real estate)	610,541	514,330
Commercial and industrial loans (not secured by real estate)	19,109,441	16,762,800
Consumer installment loans	9,749,886	9,995,591
All other loans	1,271,496	1,285,478
Net deferred loan costs and fees	1,316,405	1,237,128

Total loans	$169,360,514	$170,139,070
Allowance for loan losses	(1,735,510)	(1,696,914)

Loans, net	$167,625,004	$168,442,156

Loans upon which the accrual of interest has been discontinued totaled $318 thousand as of March 31, 2003, and $268 thousand as of December 31, 2002.

Note 4:  Earnings per share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock, as adjusted for a 2-for-1 stock split in the form of a 100% stock dividend issued on June 7, 2002.

(Unaudited)	March 31, 2003		March 31, 2002

	Avg Shares	Per share Amount	Avg Shares	Per share Amount

Basic earnings per share	2,305,385	$0.19	2,300,742	$0.28
Effect of dilutive securities:
Stock options	10,903		34,486
Diluted earnings per share	2,316,288	$0.19	2,335,228	$0.27

Note 5:  Core Deposit Intangibles

The Company has core deposit intangibles recorded on the financial statements relating to the purchase of five branches.  The balance of the intangibles at March 31, 2003, as reflected on the Consolidated Balance Sheet, was $2,807,842.  Management has determined that these purchases qualified as acquisitions of businesses, as is allowed under FASB No. 147, and therefore has discontinued amortization, effective January 1, 2002. The resulting adjustment to the March 31, 2002, income statement was elimination of amortization of $58,211.

The Company will be required to perform an annual impairment test to support the value reported.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc. (the “Company”) a two bank holding company.  This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING POLICIES

GENERAL.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  In addition, GAAP itself may change from one previously acceptable method to another method.  Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

RECENT ACCOUNTING PRONOUNCEMENTS.  There were no new Financial Accounting Standards Board promulgations in the first quarter of 2003 that will impact Bay Banks of VA, Inc.

Bay Banks of Virginia, Inc.
Financial Highlights
(Unaudited)

(Thousands)	Quarter ended 3/31/03	Quarter ended 3/31/02	Change

FINANCIAL CONDITION
Average Assets	$265,998	$245,832	8.2%
Average Interest-earning Assets	238,489	223,559	6.7%
Average Earning Assets to Total Average Assets	89.7%	90.9%	-1.3%
Period-end Interest-bearing Liabilities	215,335	210,266	2.4%
Average Interest-bearing Liabilities	212,184	196,861	7.8%
Average Equity, including FAS 115 adjustment	24,929	22,640	10.1%
Tier 1 Capital	20,489	19,499	5.1%
Net Risk-weighted Assets	178,026	159,671	11.5%
Tier 2 Capital	1,736	1,528	13.6%

RESULTS OF OPERATIONS
Net Interest Income before Provision	$2,142	$2,142	-0.0%
Net Income	439	642	-31.6%
Annualized Yield on Average Interest-earning Assets	5.87%	6.47%	-9.3%
Annualized Cost of Average Interest-bearing Liabilities	2.39%	2.89%	-17.3%
Annualized Net Yield on Average Interest-earning Assets	3.74%	3.93%	-4.8%
Annualized Net Interest Rate Spread	3.48%	3.58%	-2.8%

RATIOS
Total Capital to Risk-weighted Assets (10% min)	12.5%	13.2%	-5.3%
Tier 1 Capital to Risk-weighted Assets (6% min)	11.5%	12.2%	-5.8%
Leverage Ratio (5% min)	7.8%	8.0%	-2.5%
Annualized Return on Average Assets (ROA)	0.7%	1.0%	-30.0%
Annualized Return on Average Equity (ROE)	7.0%	11.3%	-38.1%

Period-end basic shares outstanding*	2,311,189	2,303,470	0.3%
Average basic shares outstanding*	2,305,385	2,300,742	0.2%
Average diluted shares outstanding*	2,316,288	2,335,228	-0.8%

PER SHARE DATA
Diluted earnings per average share (EPS) (three months)*	$0.19	$0.27	-29.6%
Cash Dividends per average share (three months)*	0.14	0.12	16.7%
Book Value per share, basic*
before Accumulated Comprehensive Income/Loss	$10.08	$9.66	4.4%
after Accumulated Comprehensive Income/Loss	10.82	9.84	10.0%
Book Value per average share, basic*
before Accumulated Comprehensive Income/Loss	$10.11	$9.67	4.5%
after Accumulated Comprehensive Income/Loss	10.85	9.85	10.2%

* Shares outstanding and Per Share data for 2002 is adjusted for a 2-for-1 split which occurred on 6/7/02.

EARNINGS SUMMATION

               For the three months ended March 31, 2003, net income was $439 thousand as compared to $642 thousand for the comparable period in 2002, a decrease of 31.6%.  Diluted earnings per average share for the first three months of 2003 were $0.19 as compared to $0.27 for the first three months of 2002.  Annualized return on average equity was 7.0% for the first three months of 2003 as compared to 11.3% for the first three months of 2002, a decrease of 38.1%.  Annualized return on average assets was 0.7% for the first three months of 2003, compared to 1.0% for the first three months of 2002, a decrease of 30.0%.  Net interest income for the first three months of 2003 and 2002 was $2.1 million.  Average interest-earning assets totaled $238 million for the first three months of 2003 as compared to $224 million for the first three months of 2002, an increase of 6.7%.  Average interest-bearing liabilities totaled $212 million for the first three months of 2003 as compared to $197 million for the first three months of 2002, an increase of 7.8%.  The annualized yield on average interest-earning assets for the first three months of 2003 was 5.87% as compared to 6.47% for the first three months of 2002, a decrease of 9.3%.  The annualized yield (cost) on interest-bearing liabilities for the first three months of 2003 was 2.39% as compared to 2.89% for the first three months of 2002, a decrease of 17.3%.  Average interest-earning assets as a percent of total average assets was 89.7% for the first three months of 2003 as compared to 90.9% for the comparable period of 2002, a decrease of 1.3%.  Average total assets for the first three months of 2003 were $266 million as compared to $246 million for the first three months of 2002, growth of 8.2%.

Bay Banks of Virginia, Inc.
Net Interest Income Analysis
(Unaudited)

	Three months ended 3/31/2003			Three months ended 3/31/2002

(Fully taxable equivalent basis) (Thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate

INTEREST EARNING ASSETS:
Investments (Amortized cost ):
Taxable Investments	27,958	425	6.08%	34,100	510	5.99%
Tax-Exempt Investments (1)	16,515	272	6.59%	12,047	212	7.05%

Total Investments	44,473	697	6.27%	46,147	722	6.25%

Gross Loans (2)	169,256	2,732	6.46%	152,282	2,793	7.34%
Interest-bearing Deposits	135	0	0.79%	216	0	0.91%
Fed Funds Sold	24,625	73	1.18%	24,915	102	1.64%

TOTAL INTEREST EARNING ASSETS	238,489	3,502	5.87%	223,559	3,617	6.47%

INTEREST-BEARING LIABILITIES:
Deposits:
Savings Deposits	60,134	286	1.90%	58,419	334	2.29%
NOW Deposits	39,367	103	1.04%	30,541	96	1.26%
CD’s >= $100,000	25,226	232	3.68%	23,938	245	4.09%
CD’s < $100,000	67,556	581	3.44%	68,351	687	4.02%
Money Market Deposit Accounts	16,144	59	1.45%	13,328	53	1.60%

Total Interest Bearing Deposits	208,427	1,261	2.42%	194,577	1,415	2.91%
Securities Sold to Repurchase	3,757	9	0.98%	2,284	6	0.99%
TOTAL INTEREST-BEARING LIABILITIES	212,184	1,270	2.39%	196,861	1,421	2.89%

Net Interest Income/Yield on Earning Assets		2,232	3.74%		2,196	3.93%
Net Interest Rate Spread			3.48%			3.58%

Notes:
(1)-Yield and income assumes a federal tax rate of 34%
(2)-Includes Visa Program & nonaccrual loans.

               This Net Interest Income Analysis table shows net interest margin decreasing to 3.74% from 3.93% for the first three months of 2003 compared to the first three months of 2002.  This has been driven mainly by a reduction in real estate loan yields due to competitive market forces and mortgage refinancings.

               The Company has reclassified loan fee income for 2002 to conform to Financial Accounting Standards Board’s Statement No. 91, which addresses accounting for loan fees and costs.  The reclassification reduced loan fee income by $263 thousand in the first quarter of 2002.  The corresponding entries reduced salary expense by the same amount, as discussed later in the Non-Interest Expense section.

               Through the three months ended March 31, 2003, average interest-earning assets were comprised mainly of the loan portfolio with $169.3 million and the investment portfolio with $44.5 million.  For the three month period ended March 31, 2003, compared to the same period in 2002, on a fully tax equivalent basis, tax-exempt investment yields declined to 6.59% from 7.05%, and taxable investment yields increased to 6.08% from 5.99%.  Total investment yield increased slightly to 6.27% from 6.25%.  In the first three months of 2003, gross loans on average volumes yielded 6.46% as compared to 7.34% for the same period in 2002.

               Yields on average interest-bearing deposits comparing the first three months of 2003 to the same period in 2002, were as follows.  Savings yields were down to 1.90% compared to 2.29%, NOW accounts were down to 1.04% compared to 1.26%, money market demand accounts were down to 1.45% compared to 1.60%, certificates of deposit greater than $100 thousand were down to 3.68% compared to 4.09%, and certificates of deposit less than $100 thousand were down to 3.44% compared to 4.02%.  The resulting total yield on deposits through March 31, 2003, was down to 2.42% compared to 2.91% for the three months ended March 31, 2002.

Table XIII
Interest Rate Sensitivity Analysis
as of 3/31/2003

(Thousands) (Unaudited)	Within 3 months	3-12 Months	1-5 Years	Over 5 Years	Total

Interest-Bearing Due From Banks	172	0	0	0	172
Fed Funds Sold	30,042	0	0	0	30,042
Investments (Market Value)	142	4,563	23,466	18,509	46,680
Loans	38,938	33,868	73,450	23,104	169,360

Total Earning Assets	69,294	38,431	96,916	41,613	246,254

NOW Accounts	39,829	0	0	0	39,829
MMDA’s	17,058	0	0	0	17,058
Savings	60,372	0	0	0	60,372
CD’s < $100,000	8,241	17,754	42,067	20	68,082
CD’s >= $100,000	3,087	3,825	19,207	0	26,119

Total Interest Bearing Deposits	128,587	21,579	61,274	20	211,460
Fed Funds Purchased	0	0	0	0	0
Securities Sold to Repurchase	3,875	0	0	0	3,875

Total Interest Bearing Liabilities	132,462	21,579	61,274	20	215,335

Rate Sensitive Gap	(63,168)	16,852	35,642	41,593	30,919
Cumulative Gap	(63,168)	(46,316)	(10,674)	30,919

               As of March 31, 2003, the Bank had interest-earning assets that mature within 3 months totaling $69.3 million, in 3-12 months totaling $38.4 million, in 1-5 years totaling $96.9 million, and over 5 years totaling $41.6 million.  In comparison, interest-bearing liabilities maturing within 3 months totaled $132.5 million, in 3-12 months totaled $21.6 million, in 1-5 years totaled $61.2 million, and $20 thousand over 5 years.  Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

LIQUIDITY

               The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management.  Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs.  On March 31, 2003, federal funds sold totaled $30.0 million and securities maturing in one year or less totaled $4.7 million, for a total pool of $34.7 million.  The liquidity ratio as of March 31, 2003 was 34.0% as compared to 31.0% as of December 31, 2002.  The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by net liabilities.  Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

CAPITAL RESOURCES

               From December 31, 2002, to March 31, 2003, total shareholder’s equity has grown by 1.0%.  It is impacted by net unrealized gains on securities in the amount of $1.7 million as of March 31, 2003.  There were net unrealized gains on December 31, 2002 of $1.6 million.  Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity.  Shareholders’ equity before unrealized gains or losses was $23.3 million on March 31, 2003, and $23.1 million on December 31, 2002.  This represents an increase of $165 thousand or 0.7% during the three-month period.

               The Company paid a 2-for-1 stock split in the form of a 100% stock dividend on June 7, 2002.  All share information has been adjusted to reflect the split for all periods presented.

               Book value per share, basic, on March 31, 2003, compared to March 31, 2002, grew to $10.82 from $9.84, an increase of 10.0%.  Book value per share, basic, before accumulated comprehensive income on March 31, 2003, compared to March 31, 2002, grew to $10.08 from $9.66, an increase of 4.4%.  Cash dividends paid for the three months ended March 31, 2003, were $323 thousand, or $0.14 per average share, basic, compared to $276 thousand, or $0.12 per average share, for the comparable period ended March 31, 2002, an increase of 17.0%.  Average basic shares outstanding for the three months ended March 31, 2003, were 2,305,385 compared to 2,300,742 for the comparable period ended March 31, 2002.  The Company began a share repurchase program in August of 1999 and has continued the program into 2003.  The total number of shares authorized for repurchase is 115,000 shares.

               The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines.  As of March 31, 2003 the Company maintained Tier 1 capital of $20.5 million, net risk weighted assets of $178.0 million, and Tier 2 capital of $1.7 million.  On March 31, 2003, the Tier 1 capital to risk weighted assets ratio was 11.5%, the total capital ratio was 12.5%, and the tier 1 leverage ratio was 7.8%.  These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

               As of March 31, 2003, total assets have increased 3.6% since December 31, 2002, from $263.1 million to $272.6 million.  Cash and cash equivalents totaled $14.1 million on March 31, 2003, compared to $10.0 million at year-end 2002.

               During the three months ended March 31, 2003, gross loans decreased by 0.5%, from $170.1 million to $169.4 million.  During the same three-month period, real estate mortgage loans decreased 2.2% to $137.3 million, commercial loans increased 14.0% to $19.1 million, and installment and other loans decreased by 2.3% to $11.0 million.

               For the three months ended March 31, 2003, the Company charged off loans totaling $43 thousand.  For the comparable period in 2002, total loans charged off were $48.6 thousand.  The Company maintained $495 thousand of other real estate owned (“OREO”) as of March 31, 2003.  As of year-end 2002, the balance was $580 thousand.  The Company actively markets all OREO properties, and expects no loss on any of these properties.  All properties maintained as other real estate owned are carried at the lesser of book or market value.

               The provision for loan losses amounted to $78 thousand through the first three months, and the allowance for loan losses as of March 31, 2003, was $1.7 million.  The allowance for loan losses, as a percentage of average total loans through the first three months of 2003 was 1.0%.

               As of March 31, 2003, $318 thousand of loans were on on non-accrual status.  There were $268 thousand of loans on non-accrual status as of March 31, 2002.  Loans still accruing interest but delinquent for 90 days or more were $889 thousand on March 31, 2003, as compared to $877 thousand on March 31, 2002.

               The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision.  A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined.  This valuation is then compared to historical data in an effort to determine the prevailing trends.  A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type.  Through this process the Company assesses the appropriate provision for the coming quarter.  As of March 31, 2003, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

               As of March 31, 2003, securities available for sale totaled $46.7 million at market value.  This compares with December 2002 market value of $50.2 million.  This represents a decrease of 6.9% during the three months ended March 31, 2003.  The investment portfolio represents 17.1% of total assets and 19.1% of earning assets.  The Company’s investment portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market.  The resulting accumulated adjustment to book value as of March 31, 2003 was an unrealized gain of $2.6 million.  The corresponding accumulated adjustment to shareholders’ equity was $1.7 million.  These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold.  Management does not anticipate the realization of net losses on investments during 2003.

               As of March 31, 2003, total deposits were $241.5 million.  Compared to $231.5 at year-end 2002, balances have increased 4.3%.  Comparing types of deposit balances on March 31, 2003, to year-end 2002 results in the following, non-interest-bearing demand deposits increased by 16.6% to $30.0 million, savings and NOW accounts increased by 2.5% to $117.3 million, and other time deposits increased by 3.1% to $94.2 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

               Non-interest income for the first three months of 2003 totaled $610 thousand compared to $507 thousand for the same period in 2002.  This is an increase of 20.3%.  Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income.  Of these categories, fiduciary activities contributed the majority at $138 thousand.  Service charges on deposit accounts contributed $138 thousand.  Other miscellaneous fees contributed $148 thousand.  Other income contributed to the balance with $185 thousand.  For the first three months of 2002, these totals were $176 thousand, $121 thousand, $125 thousand, and $85 thousand, respectively.

               Management continues to explore methods of increasing its non-interest income.  Continued expansion of fiduciary services, diversification of business lines, and expansion of fee based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

               Non-interest expenses totaled $2.0 million during the first three months of 2003 as compared to $1.7 million for the same period in 2002, an increase of 22.2%.  Non-interest expenses include salaries and benefits, occupancy expense, and other operating expense.  Of these categories, salaries and benefits are the major expense.  Through the three months ended March 31, 2003, salary and benefit expense was $1.0 million, occupancy expense was $261 thousand, and other operating expense was $737 thousand.  For the same period in 2002, the totals were $835 thousand, $199 thousand, and $638 thousand, respectively.

               In the fourth quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 147, Acquisitions of Certain Financial Institutions.  This statement amended previous interpretive guidance on the application of the purchase method of accounting for acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets.  Upon adoption of Statement No. 147, the Bank was able to recover the non-cash expense allocated to the amortization of the core deposit intangible that was associated with each of the branch acquisition transactions previously executed.  The result was a reduction in other expense of $58 thousand in the first quarter of 2002.

               Also in the fourth quarter of 2002, the Company reclassified salary expense to conform to Financial Accounting Standards Board’s Statement No. 91, which addresses accounting for loan fees and costs.  Salary expense was reduced due to this reclassification by $263 thousand in the first quarter of 2002.  As discussed earlier, the corresponding entries reduced loan fee income by the same amount.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

               Within the 90 days prior to the date of this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities & Exchange Commission filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2.  CHANGES IN SECURITIES

None to report.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.  OTHER INFORMATION

None to report.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index:
3.0	Articles of Incorporation and Bylaws of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

10.1	1994 Incentive Stock option plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579 dated February 28, 1997.)

10.2	1998 Non-Employee Directors Stock Option Plan (incorporated by reference to the previously filed Annual Report on Form 10-K for the year ended December 31, 1999.)

11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2002 Annual Report to Shareholders.)

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

One report on Form 8-K was filed with the Securities and Exchange Commission on March 4, 2003, announcing the first quarter dividend.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY BANKS OF VIRGINIA, INC.
(Registrant)

05/14/03	/s/ AUSTIN L. ROBERTS, III

Austin L. Roberts, III President and Chief Executive Officer (principal executive officer)

05/14/03	/s/ RICHARD C. ABBOTT

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

/s/ AUSTIN L. ROBERTS, III	Dated: May 14, 2003

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

/s/ RICHARD C. ABBOTT	Dated: May 14, 2003

Richard C. Abbott Treasurer