Form 10-Q/A
period 2003-03-31
BAY BANKS OF VIRGINIA INC
filed 2003-05-27
CIK 1034594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

The registrant is filing this amendment to their Form 10Q to amend the Consolidated Statements of Cash Flows table in its entirety. The column headers, for the Consolidated Statements of Cash Flows table were filed incorrectly in the 10Q.

Bay Banks of Virginia, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter ended Mar 31, 2003	Quarter ended Mar 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$438,921	$642,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	183,724	130,987
Net amortization and accretion of securities	5,587	10,516
Provision for Loan Losses	78,000	79,000
Net (Gain) / Loss on Sale of Securities	(20,857)	(1,600)
(Gain) / Loss on sale of other real estate owned	(34,911)	0
Accrued income and other assets	337,914	53,390
Increase / (Decrease) in Other Liabilities	(107,332)	35,857

Net Cash Provided by Operating Activities	$881,046	$950,276

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of Available-for-Sale Securities	3,797,835	752,493
Proceeds from sales of Available-for-Sale Securities	2,449,500	504,800
Purchases of Available-for-Sale Securities	(2,615,760)	(2,187,348)
(Increase) / Decrease in interest bearing deposits	(12,125)	9,313
(Increase) / Decrease in Loans outstanding	739,152	(2,578,225)
(Increase) / Decrease in Federal Funds Sold	(10,062,834)	(126,884)
Purchases of Premises and Equipment	(308,818)	(230,776)
(Increase) / Decrease in other real estate owned	119,647	(10,796)

Net Cash (Used in) Investing Activities	$(5,893,403)	$(3,867,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase / (Decrease) in Demand, Savings, & NOW deposits	7,130,105	1,745,405
Increase / (Decrease) in Time Deposits	2,838,273	1,290,624
Net (Decrease) in securities sold under repurchase agreements	(606,777)	(254,564)
Proceeds from issuance of Common Stock	102,685	97,451
Repurchase of Common Stock	(54,145)	(226,927)
Dividends paid	(322,680)	(275,782)

Net Cash Provided by Financing Activities	$9,087,461	$2,376,207

Net Increase / (Decrease) in Cash & Due from Banks	4,075,104	(599,151)
Cash & Due From Banks at Beginning of period	$9,875,840	$9,290,717
Cash & Due From Banks at End of period	$13,950,944	$8,691,566

SUPPLEMENTAL DISCLOSURES:
Interest paid	$1,240,402	$1,422,390
Income taxes paid	17,129	27,552
Unrealized gain (loss) on investment securities	144,638	(201,044)

See Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY BANKS OF VIRGINIA, INC. (Registrant)

05/27/03	/s/ AUSTIN L. ROBERTS, III Austin L. Roberts, III President and Chief Executive Officer (principal executive officer)

05/27/03	/s/ RICHARD C. ABBOTT Richard C. Abbott Treasurer (principal financial officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, Austin L. Roberts, III, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Bay Banks of Virginia, Inc.;

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

/s/ AUSTIN L. ROBERTS, III Austin L. Roberts, III President and Chief Executive Officer	Dated: May 27, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Section 302 Certification

I, Richard C. Abbott, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Bay Banks of Virginia, Inc.;

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

/s/ RICHARD C. ABBOTT Richard C. Abbott Treasurer	Dated: May 27, 2003