Form 10-Q
period 2003-06-30
BAY BANKS OF VIRGINIA INC
filed 2003-08-14
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 0-22955

BAY BANKS OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1838100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Main Street, Kilmarnock, VA 22482

(Address of principal executive offices) (Zip Code)

(804) 435-1171

(Registrant’s telephone number, including area code)

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

2,316,389 shares of common stock on August 11, 2003.

FORM 10-Q

For the interim period ending June 30, 2003.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Bay Banks of Virginia, Inc.

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$14,071,693	$9,875,840
Interest-bearing deposits	162,720	159,730
Federal funds sold	31,024,899	19,978,688
Securities available for sale, at fair value	50,107,196	50,151,265
Loans, net of allowance for loan losses of $1,798,839 and $1,696,914	171,084,285	168,442,156
Premises and equipment, net	8,232,311	7,968,469
Accrued interest receivable	1,343,332	1,453,952
Other real estate owned	28,396	580,167
Core deposit intangible	2,807,842	2,807,842
Other assets	1,267,866	1,642,040

Total assets	$280,130,540	$263,060,149
LIABILITIES
Demand deposits	$32,147,329	$25,731,769
Savings and NOW deposits	121,837,215	114,421,623
Time deposits	93,566,278	91,362,789

Total deposits	$247,550,822	$231,516,181
Securities sold under repurchase agreements	4,888,391	4,481,764
Other liabilities	2,262,252	2,305,405

Total liabilities	$254,701,465	$238,303,350
SHAREHOLDERS’ EQUITY
Common stock – $5 par value; Authorized – 5,000,000 shares; Outstanding – 2,316,889 and 2,307,360 shares	$11,584,447	$11,536,800
Additional paid-in capital	4,205,692	4,080,693
Retained Earnings	7,710,634	7,514,790
Accumulated other comprehensive income	1,928,302	1,624,516

Total shareholders’ equity	$25,429,075	$24,756,799
Total liabilities and shareholders’ equity	$280,130,540	$263,060,149

See Notes to Consolidated Financial Statements.

Bay Banks Of Virginia, Inc.

Consolidated Statements of Income

(Unaudited)	Quarter ended June 30, 2003	Quarter ended June 30, 2002	For the six months ended June 30, 2003	For the six months ended June 30, 2002
INTEREST INCOME
Loans receivable (incl fees)	$2,685,975	$2,764,328	$5,418,464	$5,556,885
Securities:
Taxable	386,846	528,143	812,255	1,056,055
Tax-exempt	179,431	151,606	358,984	291,711
Federal funds sold	97,201	84,441	170,007	186,517

Total interest income	$3,349,453	$3,528,518	$6,759,710	$7,091,168

INTEREST EXPENSE
Deposits	$1,217,271	$1,339,164	$2,476,249	$2,753,840
Securities Sold to Repurchase	10,511	8,901	19,838	14,556

Total interest expense	$1,227,782	$1,348,065	$2,496,087	$2,768,396
Net Interest Income	$2,121,671	$2,180,453	$4,263,623	$4,322,772
Provision for loan losses	$78,000	132,000	$156,000	$211,000
Net interest income after provision for loan losses	$2,043,671	$2,048,453	$4,107,623	$4,111,772

NONINTEREST INCOME
Income from fiduciary activities	$148,874	$158,405	$287,342	$333,986
Service charges & fees on deposit accounts	158,627	131,721	296,921	252,356
Other miscellaneous fees	160,468	154,048	308,464	279,253
Secondary market brokerage income	113,927	44,011	206,215	97,795
Net securities gains	3,986	1,200	24,843	2,800
Other income	169,921	(9,427)	241,710	20,545

Total noninterest income	$755,803	479,958	1,365,495	$986,735

NONINTEREST EXPENSES
Salaries and employee benefits	$1,094,659	$802,157	$2,139,268	$1,636,963
Occupancy expense	344,685	265,324	702,180	511,551
Bank franchise tax	49,904	57,000	102,392	114,000
Deposit Insurance Premium	9,184	0	18,472	18,634
Visa Expense	90,671	76,983	162,037	139,792
Amortization of Intangibles	5,353	14,090	11,549	29,396
Other expense	601,218	467,973	1,103,267	905,162

Total noninterest expense	$2,195,674	1,683,527	4,239,165	$3,355,498
Net Income before income taxes	$603,800	$844,884	$1,233,953	$1,743,009
Income tax expense	$165,078	$261,000	$356,310	$517,000
NET INCOME	$438,722	$583,884	$877,643	$1,226,009
Average basic shares outstanding (1)	2,311,052	2,300,726	2,308,234	2,300,733
Earnings per share, basic	0.19	0.25	0.38	0.53
Average diluted shares outstanding (1)	2,337,883	2,337,976	2,327,101	2,336,609
Earnings per share, diluted	0.19	0.25	0.38	0.52

(1) Average 2002 basic and diluted shares outstanding are adjusted for a 2-for-1 stock split on 6/7/02.

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Six months ended:	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$877,643	$1,226,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	371,086	260,327
Net amortization and accretion of securities	11,740	18,471
Provision for Loan Losses	156,000	211,000
Net (Gain) on Sale of Securities	(24,843)	(2,800)
(Gain) on sale of other real estate owned	(191,959)	0
Decrease in other assets	484,794	627,443
(Decrease) in Other Liabilities	(199,648)	(478,248)

Net Cash Provided by Operating Activities	$1,484,813	$1,862,202

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of Available-for-Sale Securities	$3,831,853	$1,842,326
Proceeds from sales of Available-for-Sale Securities	5,237,000	2,068,400
Purchases of Available-for-Sale Securities	(8,551,399)	(5,190,918)
Increase / (Decrease) in interest bearing deposits	(2,990)	47,741
(Increase) in Loans outstanding	(2,798,129)	(9,126,398)
(Increase) / Decrease in Fed Funds Sold	(11,046,211)	8,355,093
Purchases of Premises and Equipment	(634,928)	(596,743)
Proceeds from sale of other real estate owned	743,730	476,318

Net Cash (Used in) Investing Activities	$(13,221,074)	$(2,124,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Demand, Savings, & NOW deposits	$13,831,152	$3,761,895
Increase / (Decrease) in Time Deposits	2,203,489	(1,577,080)
Net increase / (decrease) in securities sold under repurchase agreements	406,627	(11,278)
Proceeds from issuance of Common Stock	198,793	179,690
Repurchase of Common Stock	(61,770)	(334,670)
Dividends paid	(646,177)	(551,980)

Net Cash Provided by Financing Activities	$15,932,114	$1,466,577
Net Increase in Cash & Due from Banks	$4,195,853	$1,204,598
Cash & Due From Banks at Beginning of period	$9,875,840	$9,290,717
Cash & Due From Banks at End of period	$14,071,693	$10,495,315

SUPPLEMENTAL DISCLOSURES:
Interest paid	$2,515,266	$2,827,609
Income taxes paid	342,129	374,146
Unrealized gain on investment securities	460,282	823,335
Loans transferred to other real estate owned	7,564	0

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders Equity
Balance on 1/1/2002	$5,766,405	$3,940,720	$12,363,054	$546,612	$22,616,791
Comprehensive Income:
Net Income			1,226,009		1,226,009
Net changes in unrealized gain of available-for-sale securities, net of taxes of ($279,934)				543,401	543,401

Total Comprehensive Income	—	—	1,226,009	543,401	1,769,410
Dividends paid ($0.24/share)			(551,979)		(551,979)
Stock repurchases	(54,645)	(107,289)	(172,736)		(334,670)
Sale of common stock:
Dividends Reinvested	33,823	125,204	—	—	159,027
2-for-1 stock split in the form of a 100% stock dividend	5,750,427		(5,750,427)
Stock Options exercised	14,875	24,346	(18,558)	—	20,663

Balance on 6/30/02	$11,510,885	$3,982,981	$7,095,363	$1,090,013	$23,679,242

Balance on 1/1/2003	$11,536,800	$4,080,693	$7,514,790	$1,624,516	$24,756,799
Comprehensive Income:
Net Income			877,643		877,643
Net changes in unrealized gain of available-for-sale securities, net of taxes of ($156,496)				303,786	303,786

Total Comprehensive Income	—	—	877,643	303,786	1,181,429
Dividends paid ($0.28/share)			(646,176)		(646,176)
Stock repurchases	(20,000)	(6,147)	(35,623)		(61,770)
Sale of common stock:
Dividends Reinvested	62,647	128,396	—	—	191,043
Stock Options exercised	5,000	2,750	—	—	7,750

Balance on 6/30/03	$11,584,447	$4,205,692	$7,710,634	$1,928,302	$25,429,075

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(unaudited)

Note 1:

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”) and 100% of Bay Trust Company of Virginia, Inc. (the “Trust Company”). The Consolidated Financial Statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia.

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

Certain amounts in the financial statements have been reclassified to conform with current year presentations.

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant’s 2002 Annual Report to Shareholders.

As of June 30, 2003, the Company has three stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation.

For the six months ended June 30,	2003	2002
Net income, as reported	$877,643	$1,226,009
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(20,027)	(47,352)

Pro forma net income	$857,616	$1,178,657
Earnings per share:
Basic—as reported	$0.38	$0.53
Basic—pro forma	$0.37	$0.51
Diluted—as reported	$0.38	$0.52
Diluted—pro forma	$0.37	$0.50

Note 2: Securities Available for Sale

The carrying amounts of debt and other securities and their approximate fair values at June 30, 2003, and December 31, 2002, follow:

June 30, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$9,470,954	$292,746	$(1)	$9,763,699
State and municipal securities	27,298,451	1,892,343	(91,526)	29,099,268
Corporate bonds	9,092,521	828,108	0	9,920,629
Restricted securities	1,323,600	0	0	1,323,600

	$47,185,526	$3,013,197	$(91,527)	$50,107,196

December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$7,511,155	$358,248	0	$7,869,403
State and municipal securities	25,712,115	1,410,938	(15,619)	27,107,434
Corporate bonds	13,146,266	715,713	(7,892)	13,854,087
Restricted securities	1,320,341	0	0	1,320,341

	$47,689,877	$2,484,899	$(23,511)	$50,151,265

Note 3: Loans

The components of loans in the balance sheets were as follows:

	June 30, 2003	December 31, 2002
Mortgage loans on real estate:
Construction	$22,677,116	$19,130,837
Secured by farmland	1,193,253	179,291
Secured by 1-4 family residential	92,255,748	96,056,319
Other real estate loans	23,874,193	24,977,296
Loans to farmers (except those secured by real estate)	71,479	514,330
Commercial and industrial loans (not secured by real estate)	20,039,881	16,762,800
Consumer installment loans	10,234,857	9,995,591
All other loans	1,156,385	1,285,478
Net deferred loan costs and fees	1,380,212	1,237,128

Total loans	$172,883,124	$170,139,070
Allowance for loan losses	(1,798,839)	(1,696,914)

Loans, net	$171,084,285	$168,442,156

Loans upon which the accrual of interest has been discontinued totaled $404 thousand as of June 30, 2003, and $269 thousand as of December 31, 2002.

Note 4: Earnings per share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock, as adjusted for a 2-for-1 stock split in the form of a 100% stock dividend issued on June 7, 2002.

	June 30, 2003		June 30, 2002
	Avg Shares	Per share Amount	Avg Shares	Per share Amount
Basic earnings per share	2,308,234	$0.38	2,300,733	$0.53
Effect of dilutive securities:
Stock options	18,867		35,876
Diluted earnings per share	2,327,101	$0.38	2,336,609	$0.52

Note 5: Core Deposit Intangibles

The Company has core deposit intangibles recorded on the financial statements relating to the purchase of five branches. The balance of the intangibles at June 30, 2003, as reflected on the Consolidated Balance Sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, as is allowed under FASB No. 147, and therefore has discontinued amortization, effective January 1, 2002.

The Company performs an annual impairment test to support the value reported.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RECENT ACCOUNTING PRONOUNCEMENTS. In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

Bay Banks of Virginia, Inc.

Financial Highlights

(Unaudited)

Six months ended (Thousands)	6/30/2003	6/30/2002	Change
FINANCIAL CONDITION
Average Assets	$270,348	$247,553	9.2%
Average Interest-earning Assets	242,326	225,322	7.5%
Average Earning Assets to Total Average Assets	89.6%	91.0%	-1.5%
Period-end Interest-bearing Liabilities	220,292	194,486	13.3%
Average Interest-bearing Liabilities	214,983	197,309	9.0%
Average Equity, including FAS 115 adjustment	25,078	22,877	9.6%
Tier 1 Capital	20,693	19,665	5.2%
Net Risk-weighted Assets	179,605	163,805	9.6%
Tier 2 Capital	1,799	1,458	23.3%

RESULTS OF OPERATIONS
Net Interest Income before Provision	$4,264	$4,323	-1.4%
Net Income	878	1,226	-28.4%
Annualized Yield on Average Interest-earning Assets	5.74%	6.44%	-10.9%
Annualized Cost of Average Interest-bearing Liabilities	2.32%	2.81%	-17.4%
Annualized Net Interest margin	3.68%	3.98%	-7.5%
Annualized Net Interest Rate Spread	3.42%	3.63%	-5.8%

RATIOS
Total Capital to Risk-weighted Assets (10% min)	12.5%	12.9%	-2.9%
Tier 1 Capital to Risk-weighted Assets (6% min)	11.5%	12.0%	-4.0%
Leverage Ratio (5% min)	7.7%	8.0%	-3.7%
Annualized Return on Average Assets (ROA)	0.6%	1.0%	-34.5%
Annualized Return on Average Equity (ROE)	7.0%	10.7%	-34.7%
Period-end basic shares outstanding*	2,316,889	2,302,177	0.6%
Average basic shares outstanding*	2,308,234	2,300,733	0.3%
Average diluted shares outstanding*	2,327,101	2,336,609	-0.7%

PER SHARE DATA
Diluted earnings per average share (EPS) (six months)*	0.38	0.52	-27.9%
Cash Dividends per average share (six months)*	0.28	0.24	16.7%
Book Value per share*
before Accumulated Comprehensive Income	10.14	9.76	3.9%
after Accumulated Comprehensive Income	10.98	10.24	7.2%
Book Value per average basic share*
before Accumulated Comprehensive Income	10.18	9.77	4.2%
after Accumulated Comprehensive Income	11.02	10.24	7.6%

*	Adjusted for a 2-for-1 stock split on 6/7/02.

EARNINGS SUMMATION

For the six months ended June 30, 2003, net income was $878 thousand as compared to $1,226 thousand for the comparable period in 2002, a decrease of 28.4%. Diluted earnings per average share for the first six months of 2003 were $0.38 as compared to $0.52 for the first six months of 2002. Annualized return on average equity was 7.0% for the first six months of 2003 as compared to 10.7% for the first six months of 2002, a decrease of 34.7%. Annualized return on average assets was 0.6% for the first six months of 2003, compared to 1.0% for the first six months of 2002, a decrease of 34.5%. Net interest income for the first six months of 2003 was $4.3 million, essentially unchanged compared to the same period in 2002. Average interest-earning assets totaled $242 million for the first six months of 2003 as compared to $225 million for the first six months of 2002, an increase of 7.5%. Average interest-bearing liabilities totaled $215 million for the first six months of 2003 as compared to $197 million for the first six months of 2002, an increase of 9.0%. The annualized yield on average interest-earning assets for the first six months of 2003 was 5.74% as compared to 6.44% for the first six months of 2002, a decrease of 10.9%. The annualized yield (cost) on interest-bearing liabilities for the first six months of 2003 was 2.32% as compared to 2.81% for the first six months of 2002, a decrease of 17.4%. Average interest-earning assets as a percent of total average assets was 89.6% for the first six months of 2003 as compared to 91.0% for the comparable period of 2002, a decrease of 1.5%. Average total assets for the first six months of 2003 were $270 million as compared to $248 million for the first six months of 2002, growth of 9.2%.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis

(Unaudited)

(Fully taxable equivalent basis)	Six months ended 6/30/2003			Six months ended 6/30/2002
(Thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Investments (Book Value):
Taxable Investments	$26,563	$812	6.11%	$33,626	$1,056	6.28%
Tax-Exempt Investments (1)	16,802	544	6.47%	13,210	442	6.69%

Total Investments	$43,365	$1,356	6.25%	$46,836	$1,498	6.40%
Gross Loans (1)(2)	$170,311	$5,432	6.38%	$155,384	$5,569	7.17%
Interest-bearing Deposits	177	1	0.57%	209	1	0.73%
Fed Funds Sold	28,473	170	1.19%	22,893	187	1.63%

TOTAL INTEREST EARNING ASSETS	$242,326	$6,958	5.74%	$225,322	$7,255	6.44%

INTEREST-BEARING LIABILITIES:
Deposits:
Savings Deposits	$60,685	$567	1.87%	$59,076	$674	2.28%
NOW Deposits	40,326	181	0.90%	30,898	197	1.27%
CD’s >= $100,000	25,377	477	3.76%	23,679	473	4.00%
CD’s < $100,000	67,997	1,153	3.39%	67,673	1,305	3.86%
Money Market Deposit Accounts	16,593	98	1.18%	13,059	105	1.61%

Total Interest Bearing Deposits	$210,978	$2,477	2.35%	$194,386	$2,754	2.83%
Securities Sold to Repurchase	$4,005	$20	0.99%	$2,924	$15	1.00%
Other Short Term Borrowings	—	—	0.00%	—	—	0.00%

TOTAL INTEREST-BEARING LIABILITIES	$214,983	$2,497	2.32%	$197,309	$2,769	2.81%
Net Interest Margin		$4,461	3.68%		$4,486	3.98%
Net Interest Rate Spread			3.42%			3.63%

Notes:

(1)–Yield and income assumes a federal tax rate of 34%

(2)–Includes Visa Program & nonaccrual loans.

This Net Interest Income Analysis table shows net interest margin decreasing to 3.68% from 3.98% for the first six months of 2003 compared to the first six months of 2002. This has been driven mainly by a reduction in real estate loan yields due to competitive market forces and mortgage refinancings.

The Company has reclassified loan fee income for 2002 to conform to Financial Accounting Standards Board’s Statement No. 91, which addresses accounting for loan fees and costs. The reclassification reduced loan fee income by $591 thousand in the first six months of 2002. The corresponding entries reduced salary expense by the same amount, as discussed later in the Non-Interest Expense section.

Through the six months ended June 30, 2003, average interest-earning assets were comprised mainly of the loan portfolio with $170.3 million and the investment portfolio with $43.4 million. For the six month period ended June 30, 2003, compared to the same period in 2002, on a fully tax equivalent basis, tax-exempt investment yields declined to 6.47% from 6.69%, and taxable investment yields decreased to 6.11% from 6.28%, resulting in a decrease in total investment yield to 6.25% from 6.40%. In the first six months of 2003, gross loans on average volumes yielded 6.38% as compared to 7.17% for the same period in 2002.

Yields on average interest-bearing deposits comparing the first six months of 2003 to the same period in 2002, were as follows. Savings yields were down to 1.87% compared to 2.28%, NOW accounts were down to 0.90% compared to 1.27%, money market demand accounts were down to 1.18% compared to 1.61%, certificates of deposit greater than or equal to $100 thousand were down to 3.76% compared to 4.00%, and certificates of deposit less than $100 thousand were down to 3.39% compared to 3.86%. The resulting total yield on deposits through June 30, 2003, was down to 2.35% compared to 2.83% for the six months ended June 30, 2002.

Table XIII

Interest Rate Sensitivity Analysis

as of 6/30/2003

(Thousands)	Within 3 months	3-12 Months	1-5 Years	Over 5 Years	Total
Interest-Bearing Due From Banks	163	0	0	0	163
Fed Funds Sold	31,025	0	0	0	31,025
Investments (Book Value)	1,004	6,968	20,625	18,588	47,185
Loans	47,229	47,022	65,096	13,536	172,883

Total Earning Assets	79,421	53,990	85,721	32,124	251,256
NOW Accounts	41,988	0	0	0	41,988
MMDA’s	17,345	0	0	0	17,345
Savings	42,416	0	0	19,693	62,109
CD’s < $100,000	8,847	15,250	43,511	4	67,612
CD’s >= $100,000	2,444	4,689	18,821	0	25,954

Total Interest Bearing Deposits	113,040	19,939	62,332	19,697	215,008
Fed Funds Purchased	0	0	0	0	0
Securities Sold to Repurchase	4,888	0	0	0	4,888

Total Interest Bearing Liabilities	117,928	19,939	62,332	19,697	219,896
Rate Sensitive Gap	(38,507)	34,051	23,389	12,427	31,360
Cumulative Gap	(38,507)	(4,456)	18,933	31,360

As of June 30, 2003, the Company had interest-earning assets that mature within 3 months totaling $79.4 million, in 3-12 months totaling $54.0 million, in 1-5 years totaling $85.7 million, and over 5 years totaling $32.1 million. In comparison, interest-bearing liabilities maturing within 3 months totaled $117.9 million, in 3-12 months totaled $19.9 million, in 1-5 years totaled $62.3 million, and $19.7 thousand over 5 years. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

LIQUIDITY

The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2003, federal funds sold totaled $31.0 million and securities maturing in one year or less totaled $8.0 million, for a total pool of $39.0 million. The liquidity ratio as of June 30, 2003 was 35.2% as compared to 33.6% as of December 31, 2002. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by net liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

CAPITAL RESOURCES

From December 31, 2002, to June 30, 2003, total shareholder’s equity has grown by 2.7%. It is impacted by net unrealized gains on securities in the amount of $1.9 million as of June 30, 2003. There were net unrealized gains on June 30, 2003 of $2.9 million. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before unrealized gains or losses was $23.5 million on June 30, 2003, and $23.1 million on December 31, 2002. This represents an increase of $368 thousand or 1.6% during the six-month period.

The Company paid a 2-for-1 stock split in the form of a 100% stock dividend on June 7, 2002. All share information has been adjusted to reflect the split for all periods presented.

Book value per share, basic, on June 30, 2003, compared to June 30, 2002, grew to $10.98 from $10.24, an increase of 7.2%. Book value per share, basic, before accumulated comprehensive income on June 30, 2003, compared to June 30, 2002, grew to $10.14 from $9.76, an increase of 3.9%. Cash dividends paid for the six months ended June 30, 2003, were $646 thousand, or $0.28 per share, compared to $552 thousand, or $0.24 per share, for the comparable period ended June 30, 2002, an increase of 16.7%. Average basic shares outstanding for the six months ended June 30, 2003, were 2,308,234 compared to 2,300,733 for the comparable period ended June 30, 2002. The Company began a share repurchase program in August of 1999 and has continued the program into 2003. The plan authorizes a total of 115,000 shares for repurchase.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of June 30, 2003 the Company maintained Tier 1 capital of $20.7 million, net risk weighted assets of $179.6 million, and Tier 2 capital of $1.8 million. On June 30, 2003, the Tier 1 capital to risk weighted assets ratio was 11.5%, the total capital ratio was 12.5%, and the tier 1 leverage ratio was 7.7%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

As of June 30, 2003, total assets have increased 6.5% since December 31, 2002, from $263.0 million to $280.1 million. Cash and cash equivalents totaled $14.2 million on June 30, 2003, compared to $10.0 million at year-end 2002.

During the six months ended June 30, 2003, gross loans increased by 1.6%, from $170.1 million to $172.9 million. During the same six-month period, real estate mortgage loans decreased 0.2% to $140.0 million, commercial loans increased 19.5% to $20.0 million, and installment and other loans decreased by 2.8% to $11.5 million.

For the six months ended June 30, 2003, the Company charged off loans totaling $60 thousand. For the comparable period in 2002, total loans charged off were $257 thousand. The Company maintained $28 thousand of other real estate owned (“OREO”) as of June 30, 2003. As of year-end 2002, the balance was $580 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $156 thousand through the first six months, and the allowance for loan losses as of June 30, 2003, was $1.8 million. The allowance for loan losses, as a percentage of average total loans through the first six months of 2003 was 1.1%.

As of June 30, 2003, $404 thousand of loans were on on non-accrual status. There were $474 thousand of loans on non-accrual status as of June 30, 2002. Loans still accruing interest but delinquent for 90 days or more were $1.5 million on June 30, 2003, as compared to $541 thousand on June 30, 2002.

The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of June 30, 2003, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of June 30, 2003, securities available for sale totaled $50.1 million at market value. This compares with December 2002 market value of $50.2 million, essentially unchanged. The investment portfolio represents 17.9% of total assets and 19.7% of earning assets. The Company’s investment portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market. The resulting accumulated adjustment to book value as of June 30, 2003 was an unrealized gain of $2.9 million. The corresponding accumulated adjustment to shareholders’ equity was $1.9 million. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2003.

As of June 30, 2003, total deposits were $247.5 million. Compared to $231.5 at year-end 2002, balances have increased 6.9%. Comparing types of deposit balances on June 30, 2003, to year-end 2002 results in the following, non-interest-bearing demand deposits increased by 24.9% to $32.1 million, savings and NOW accounts increased by 6.5% to $121.8 million, and time deposits increased by 2.4% to $93.6 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the first six months of 2003 totaled $1.4 million compared to $987 thousand for the same period in 2002. This is an increase of 38.4%. This increase is due mainly to secondary mortgage market brokerage fees and gains on sales of other real estate. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, fiduciary activities contributed $287 thousand. Service charges on deposit accounts contributed $297 thousand. Other miscellaneous fees contributed $308 thousand. Secondary market brokerage income contributed $206 thousand. Other income, including gains, contributed to the balance with $267 thousand. For the first six months of 2002, these totals were $334 thousand, $252 thousand, $279 thousand, $98 thousand, and $23 thousand, respectively.

Management continues to explore methods of increasing its non-interest income. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

Non-interest expenses totaled $4.2 million during the first six months of 2003 as compared to $3.4 million for the same period in 2002, an increase of 26.3%. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the six months ended June 30, 2003, salary and benefit expense was $2.1 million, and occupancy expense was $702 thousand. For the same period in 2002, these totals were $1.6 million, and $512 thousand, respectively. The increase in salary and benefit expense is due mainly to additional employees.

In the fourth quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 147, Acquisitions of Certain Financial Institutions. This statement amended previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Upon adoption of Statement No. 147, the Bank was able to recover the non-cash expense allocated to the amortization of the core deposit intangible that was associated with each of the branch acquisition transactions previously executed. The result was a reduction in other expense of $116 thousand in the first six months of 2002.

Also in the fourth quarter of 2002, the Company reclassified salary expense to conform to Financial Accounting Standards Board’s Statement No. 91, which addresses accounting for loan fees and costs. Salary expense was reduced due to this reclassification by $591 thousand in the first six months of 2002. As discussed earlier, the corresponding entries reduced loan fee income by the same amount.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s report on Form 10-K for the year ended December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES.

Within the 90 days prior to the six month period ended June 30,2003, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None to report.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None to report.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on May 19, 2003 at which time stockholders were asked to consider three proposals, as follows:

1. Election of two Class II directors to serve for a term of three years.

2. Approval of the Company’s 2003 Incentive Stock Option Plan.

3. Ratification of the Board of Directors’ appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Company for 2003.

The vote tabulation was as follows:

1. Election of Class II directors to the Board of Directors:

Director	Votes For	Votes Withheld
Weston F. Conley, Jr.	1,980,165	1,878
Thomas A. Gosse	1,967,309	14,317

The following directors were not up for re-election at the Company’s 2003 Annual Meeting, and their terms of office continued after the meeting: William A. Creager; Ammon G. Dunton, Jr.; Austin L. Roberts, III; A. Wayne Saunders.

2. Approval of the Company’s 2003 Incentive Stock Option Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
1,518,648	43,230	420,165	0

3. Ratification of the Board of Directors’ appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Company for 2003:

Votes For	Votes Against	Abstentions
1,977,955	302	3,786

ITEM 5.	OTHER INFORMATION.

None to report.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index:

3.0	Articles of Incorporation and Bylaws of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

10.1	1994 Incentive Stock option plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579 dated February 28, 1997.)

10.2	1998 Non-Employee Directors Stock Option Plan (incorporated by reference to the previously filed Annual Report on Form 10-K for the year ended December 31, 1999.)

31.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

One report on Form 8-K was filed with the Securities and Exchange Commission on May 19, 2003, announcing the second quarter dividend and results of the annual shareholders meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAY BANKS OF VIRGINIA, INC. (Registrant)

08/14/03	/s/ AUSTIN L. ROBERTS, III
Austin L. Roberts, III
President and Chief Executive Officer
(principal executive officer)

08/14/03	/s/ RICHARD C. ABBOTT
Richard C. Abbott
Treasurer
(principal financial officer)