Form 10-Q
period 2003-09-30
BAY BANKS OF VIRGINIA INC
filed 2003-11-14
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22955

BAY BANKS OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1838100 (I.R.S. Employer Identification No.)

100 South Main Street, Kilmarnock, VA 22482

(Address of principal executive offices)

(Zip Code)

(804)435-1171

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

2,321,474 shares of common stock on October 31, 2003.

FORM 10-Q

For the interim period ending September 30, 2003.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Bay Banks Of Virginia, Inc.

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$13,729,857	$9,875,840
Interest-bearing deposits	121,710	159,730
Federal funds sold	25,491,631	19,978,688
Securities available for sale, at fair value	53,430,950	50,151,265
Loans, net of allowance for loan losses of $1,852,322 and $1,696,914	176,589,873	168,442,156
Premises and equipment, net	8,325,161	7,968,469
Accrued interest receivable	1,325,491	1,453,952
Other real estate owned	28,021	580,167
Core deposit intangible	2,807,842	2,807,842
Other assets	1,225,993	1,642,040

Total assets	$283,076,529	$263,060,149

LIABILITIES
Demand deposits	$33,369,748	$25,731,769
Savings and NOW deposits	122,253,717	114,421,623
Time deposits	93,922,340	91,362,789

Total deposits	$249,545,805	$231,516,181
Securities sold under repurchase agreements	6,720,411	4,481,764
Other liabilities	1,851,576	2,305,405

Total liabilities	$258,117,792	$238,303,350

SHAREHOLDERS’ EQUITY
Common stock—$5 par value;
Authorized—5,000,000 shares;
Outstanding—2,321,474 and 2,307,360 shares	$11,607,370	$11,536,800
Additional paid-in capital	4,270,098	4,080,693
Retained Earnings	7,838,932	7,514,790
Accumulated other comprehensive income	1,242,337	1,624,516

Total shareholders’ equity	$24,958,737	$24,756,799

Total liabilities and shareholders’ equity	$283,076,529	$263,060,149

See Notes to Consolidated Financial Statements.

Bay Banks Of Virginia, Inc.

Consolidated Statements of Income

(Unaudited)

	Quarter ended		For the nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
INTEREST INCOME
Loans receivable (incl fees)	$2,584,315	$2,753,931	$8,002,779	$8,310,816
Securities:
Taxable	$387,595	$529,886	$1,199,850	$1,585,941
Tax-exempt	202,728	162,276	561,712	453,987
Federal funds sold	69,638	49,060	239,645	235,577

Total interest income	$3,244,275	$3,495,153	$10,003,985	$10,586,321

INTEREST EXPENSE
Deposits	$1,132,578	$1,313,819	$3,608,827	$4,067,659
Securities Sold to Repurchase	12,528	9,043	32,366	23,599

Total interest expense	$1,145,106	$1,322,862	$3,641,193	$4,091,258
Net Interest Income	$2,099,169	$2,172,291	$6,362,792	$6,495,063
Provision for loan losses	$78,000	$103,000	$234,000	$314,000
Net interest income after provision for loan losses	$2,021,169	$2,069,291	$6,128,792	$6,181,063

NONINTEREST INCOME
Income from fiduciary activities	$162,949	$147,722	$450,291	$481,708
Service charges & fees on deposit accounts	154,002	144,334	450,923	396,690
Other miscellaneous fees	187,994	190,794	496,458	470,047
Secondary market brokerage income	123,887	57,795	330,102	155,590
Gain/(loss) on sale of other real estate	0	0	191,959	(22,894)
Net securities gains	29,702	0	54,545	2,800
Other income	21,540	9,928	71,291	53,367

Total noninterest income	$680,074	$550,573	$2,045,569	$1,537,308

NONINTEREST EXPENSES
Salaries and employee benefits	$1,113,606	$932,427	$3,252,874	$2,569,390
Occupancy expense	343,624	271,074	1,045,804	782,625
Bank franchise tax	53,563	96,534	155,955	153,534
Deposit Insurance Premium	9,094	9,361	27,566	27,995
Visa Expense	110,639	94,765	272,676	234,557
Amortization of Intangibles	4,620	12,180	16,169	41,576
Other expense	482,706	426,025	1,585,973	1,388,187

Total noninterest expenses	$2,117,852	$1,842,366	$6,357,017	$5,197,864

Net Income before income taxes	$583,391	$777,498	$1,817,344	$2,520,507
Income tax expense	$119,627	$214,668	$475,937	$731,668
Net Income	$463,764	$562,830	$1,341,407	$1,788,839

Average basic shares outstanding	2,341,860	2,301,241	2,319,558	2,300,905
Earnings per share, basic	$0.20	$0.24	$0.58	$0.78
Average diluted shares outstanding	2,372,754	2,337,911	2,342,434	2,337,575
Earnings per share, diluted	$0.20	$0.24	$0.57	$0.77

See Notes to Consolidated Financial Statements.

Bay Banks Of Virginia, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended:	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,341,407	$1,788,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	$561,874	$383,188
Net amortization and accretion of securities	26,359	25,913
Provision for Loan Losses	234,000	314,000
Net (Gain) / Loss on Sale of Securities	(54,545)	(2,800)
(Gain) / Loss on sale of other real estate owned	(191,959)	0
Decrease in accrued income and other assets	544,509	1,249,164
Increase / (Decrease) in Other Liabilities	(256,948)	(855,897)

Net Cash Provided by Operating Activities	$2,204,697	$2,902,407

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of Available-for-Sale Securities	$4,702,856	$2,184,820
Proceeds from sales of Available-for-Sale Securities	8,030,375	3,768,400
Purchases of Available-for-Sale Securities	(16,563,789)	(5,509,233)
Decrease in interest bearing deposits	38,020	38,356
(Increase) in Loans outstanding	(8,381,717)	(13,115,114)
(Increase) / Decrease in Fed Sunds Sold	(5,512,943)	5,743,183
Purchases of Premises and Equipment	(918,567)	(941,049)
Proceeds from sale of other real estate owned	744,105	11,330

Net Cash (Used in) Investing Activities	$(17,861,660)	$(7,819,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Demand, Savings, & NOW deposits	$15,470,072	$9,035,668
Increase / (Decrease) in Time Deposits	2,559,551	(1,570,820)
Net increase in securities sold under repurchase agreements	2,238,647	275,034
Proceeds from issuance of Common Stock	294,238	281,127
Repurchase of Common Stock	(81,344)	(404,721)
Dividends paid	(970,184)	(828,247)

Net Cash Provided by Financing Activities	$19,510,980	$6,788,041

Net Increase in Cash & Due from Banks	$3,854,017	$1,871,141
Cash & Due From Banks at Beginning of period	$9,875,840	$9,290,717
Cash & Due From Banks at End of period	$13,729,857	$11,161,858

SUPPLEMENTAL DISCLOSURES:
Interest paid	$3,689,447	$4,176,019
Income taxes paid	512,129	544,146
Unrealized gain (loss) on investment securities	(579,059)	2,043,135
Loans transferred to other real estate owned	7,564	464,988

See Notes to Consolidated Financial Statements.

Bay Banks Of Virginia, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders Equity
Balance on 1/1/2002	$5,766,405	$3,940,720	$12,363,054	$546,612	$22,616,791
Comprehensive Income:
Net Income			1,788,839		1,788,839
Net changes in unrealized gain of available- for-sale securities, net of taxes of ($694,666)				1,348,469	1,348,469

Total Comprehensive Income	—	—	$1,788,839	$1,348,469	$3,137,308
Dividends paid ($0.36/share)			(828,247)		(828,247)
Stock repurchases	(74,645)	(128,900)	(201,176)		(404,721)
Sale of common stock:
Dividends Reinvested	59,562	184,403	—	—	243,965
2-for-1 stock split in the form of a 100% stock dividend	5,750,427		(5,750,427)
Stock Options exercised	24,875	30,845	(18,558)	—	37,162

Balance on 9/30/02	$11,526,624	$4,027,068	$7,353,485	$1,895,081	$24,802,258

Balance on 1/1/2003	$11,536,800	$4,080,693	$7,514,790	$1,624,516	$24,756,799
Comprehensive Income:
Net Income			1,341,407		1,341,407
Net changes in unrealized gain of available- for-sale securities, net of taxes of ($196,880)				(382,179)	(382,179)

Total Comprehensive Income	—	—	$1,341,407	$(382,179)	$959,228
Dividends paid ($0.42/share)			(970,184)		(970,184)
Stock repurchases	(26,000)	(8,263)	(47,081)		(81,344)
Sale of common stock:
Dividends Reinvested	91,570	194,918	—	—	286,488
Stock Options exercised	5,000	2,750	—	—	7,750

Balance on 9/30/03	$11,607,370	$4,270,098	$7,838,932	$1,242,337	$24,958,737

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

As of September 30, 2003, the Company has three stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation.

For the nine months ended September 30,	2003	2002
Net income, as reported	$1,341,407	$1,788,839
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(68,869)	(71,028)

Pro forma net income	$1,272,538	$1,717,811

Earnings per share:
Basic—as reported	$0.58	$0.78
Basic—pro forma	$0.55	$0.75
Diluted—as reported	$0.57	$0.77
Diluted—pro forma	$0.54	$0.74

Note 2: Securities Available for Sale

The carrying amounts of debt and other securities and their approximate fair values at September 30, 2003, and December 31, 2002, follow:

September 30, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$12,269,769	$245,277	$(105,354)	$12,409,692
State and municipal securities	30,367,600	1,369,880	(220,576)	31,516,904
Corporate bonds	7,587,653	593,101	0	8,180,754
Restricted securities	1,323,600	0	0	1,323,600

	$51,548,622	$2,208,258	$(325,930)	$53,430,950

December 31, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$7,511,155	$358,248		$7,869,403
State and municipal securities	25,712,115	1,410,938	(15,619)	27,107,434
Corporate bonds	13,146,266	715,713	(7,892)	13,854,087
Restricted securities	1,320,341	0	0	1,320,341

	$47,689,877	$2,484,899	$(23,511)	$50,151,265

Note 3: Loans

The components of loans in the balance sheets were as follows:

	September 30, 2003	December 31, 2002
Construction	$22,655,552	$19,130,837
Secured by farmland	1,184,135	179,291
Secured by 1-4 family residential	96,132,839	96,056,319
Other real estate loans	23,758,739	24,977,296
Loans to farmers (except those secured by real estate)	71,479	514,330
Commercial and industrial loans (not secured by real estate)	20,944,445	16,762,800
Consumer installment loans	10,180,172	9,995,591
All other loans	2,114,312	1,285,478
Net deferred loan costs and fees	1,400,522	1,237,128

Total loans	$178,442,195	$170,139,070
Allowance for loan losses	(1,852,322)	(1,696,914)

Loans, net	$176,589,873	$168,442,156

Loans upon which the accrual of interest has been discontinued totaled $1,275 thousand as of September 30, 2003, and $269 thousand as of December 31, 2002.

Note 4: Earnings per share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.

	September 30, 2003		September 30, 2002
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,319,558	$0.58	2,300,905	$0.78
Effect of dilutive securities:
Stock options	22,876		36,670
Diluted earnings per share	2,342,434	$0.57	2,337,575	$0.77

Note 5: Core Deposit Intangibles

The Company has core deposit intangibles recorded on the financial statements relating to the purchase of five branches. The balance of the intangibles at September 30, 2003, as reflected on the Consolidated Balance Sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, as is allowed under FASB No. 147, and therefore has discontinued amortization, effective January 1, 2002.

The Company performs an annual impairment test to support the value reported.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc. (the “Company”) a bank holding company. This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

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

RECENT ACCOUNTING PRONOUNCEMENTS. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

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

Bay Banks Of Virginia, Inc.

Financial Highlights

(Unaudited)

Nine months ended (Thousands)	9/30/2003	9/30/2002	Change
FINANCIAL CONDITION
Average Assets	$273,993	$249,488	9.8%
Average Interest-earning Assets	246,937	228,147	8.2%
Average Earning Assets to Total Average Assets	90.1%	91.4%	-1.4%
Period-end Interest-bearing Liabilities	$222,896	$199,795	11.6%
Average Interest-bearing Liabilities	217,300	201,959	7.6%
Average Equity, including FAS 115 adjustment	25,405	23,622	7.5%
Tier 1 Capital	20,909	20,099	4.0%
Net Risk-weighted Assets	183,379	168,260	9.0%
Tier 2 Capital	1,852	1,538	20.4%

RESULTS OF OPERATIONS
Net Interest Income before Provision	$6,363	$6,495	-2.0%
Net Income	1,341	1,789	-25.0%
Annualized Yield on Average Interest-earning Assets	5.57%	6.34%	-12.1%
Annualized Cost of Average Interest-bearing Liabilities	2.23%	2.70%	-17.4%
Annualized Net Yield on Average Interest-earning Assets	3.60%	3.94%	-8.6%
Annualized Net Interest Rate Spread	3.34%	3.63%	-8.0%

RATIOS
Total Capital to Risk-weighted Assets (10% min)	12.4%	12.9%	-3.5%
Tier 1 Capital to Risk-weighted Assets (6% min)	11.4%	11.9%	-4.5%
Leverage Ratio (5% min)	7.7%	8.1%	-5.3%
Annualized Return on Average Assets (ROA)	0.7%	1.0%	-31.7%
Annualized Return on Average Equity (ROE)	7.0%	10.1%	-30.3%

Period-end basic shares outstanding	2,321,474	2,305,325	0.7%
Average basic shares outstanding	2,319,558	2,300,905	0.8%
Average diluted shares outstanding	2,342,434	2,337,575	-0.8%

PER SHARE DATA
Diluted earnings per average share (EPS) (nine months)	$0.57	$0.77	-24.5%
Cash Dividends per average share (nine months)	0.42	0.36	16.2%
Book Value per share
before Accumulated Comprehensive Income/Loss	$10.22	$9.86	3.6%
after Accumulated Comprehensive Income/Loss	10.75	10.68	0.6%

Book Value per average share
before Accumulated Comprehensive Income/Loss	$10.22	$9.88	3.5%
after Accumulated Comprehensive Income/Loss	10.76	10.70	0.5%

EARNINGS SUMMATION

For the nine months ended September 30, 2003, net income was $1.3 million as compared to $1.8 million for the comparable period in 2002, a decrease of 25.0%. Diluted earnings per average share for the first nine months of 2003 were $0.57 as compared to $0.77 for the first nine months of 2002. Annualized return on average equity was 7.0% for the first nine months of 2003 as compared to 10.1% for the first nine months of 2002, a decrease of 30.3%. Annualized return on average assets was 0.7% for the first nine months of 2003, compared to 1.0% for the first nine months of 2002, a decrease of 31.7%. Net interest income for the first nine months of 2003 was $6.4 million, compared to $6.5 million for the first nine months of 2002, a decrease of 2.0%. Average interest-earning assets totaled $246.9 million for the first nine months of 2003 as compared to $228.1 million for the first nine months of 2002, an increase of 8.2%. Average interest-bearing liabilities totaled $217.3 million for the first nine months of 2003 as compared to $202.0 million for the first nine months of 2002, an increase of 7.6%. The annualized yield on average interest-earning assets for the first nine months of 2003 was 5.57% as compared to 6.34% for the first nine months of 2002, a decrease of 12.1%. The annualized yield (cost) on interest-bearing liabilities for the first nine months of 2003 was 2.23% as compared to 2.70% for the first nine months of 2002, a decrease of 17.4%. Average interest-earning assets as a percent of total average assets was 90.1% for the first nine months of 2003 as compared to 91.4% for the comparable period of 2002, a decrease of 1.4%. Average total assets for the first nine months of 2003 were $274 million as compared to $249 million for the first nine months of 2002, an increase of 9.8%.

Bay Banks Of Virginia, Inc.

Net Interest Income Analysis

(Unaudited)

(Fully taxable equivalent basis)	Nine months ended 9/30/2003			Nine months ended 9/30/2002
(Thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Investments (Book Value):
Taxable Investments	$28,518	$1,199	5.61%	$34,075	$1,546	6.05%
Tax-Exempt Investments (1)	17,805	851	6.37%	13,868	688	6.61%

Total Investments	$46,323	$2,050	5.90%	$47,943	$2,234	6.21%
Gross Loans (1) (2)	$171,676	$8,024	6.23%	$157,821	$8,331	7.04%
Interest-bearing Deposits	169	1	0.50%	199	1	0.66%
Fed Funds Sold	28,769	240	1.11%	22,184	275	1.65%

TOTAL INTEREST EARNING ASSETS	$246,937	$10,315	5.57%	$228,147	$10,841	6.34%

INTEREST-BEARING LIABILITIES:
Deposits:
Savings Deposits	$61,585	$815	1.76%	$59,544	$1,013	2.27%
NOW Deposits	40,962	244	0.80%	31,713	307	1.29%
CD’s >= $100,000	25,854	716	3.69%	22,760	666	3.90%
CD’s < $100,000	68,149	1,712	3.35%	72,084	1,928	3.57%
Money Market Deposit Accounts	16,403	122	0.99%	12,673	153	1.61%

Total Interest Bearing Deposits	$212,953	$3,609	2.26%	$198,774	$4,067	2.73%

Securities Sold to Repurchase	4,347	32	0.99%	3,185	24	0.99%

TOTAL INTEREST-BEARING LIABILITIES	$217,300	$3,641	2.23%	$201,959	$4,091	2.70%

Net Interest Income/Yield on Earning Assets		$6,674	3.60%		$6,750	3.94%
Net Interest Rate Spread			3.34%			3.63%

Notes:

(1) - Yield and income assumes a federal tax rate of 34%

(2) - Includes Visa Program & nonaccrual loans.

This Net Interest Income Analysis table shows net interest margin decreasing to 3.60% from 3.94% for the first nine months of 2003 compared to the first nine months of 2002. This has been driven mainly by a reduction in real estate loan yields due to competitive market forces and mortgage refinancings. Management has partially offset this reduction in yield on earning assets with reductions in the yield (cost) of interest-bearing liabilities.

Through the nine months ended September 30, 2003, average interest-earning assets were comprised mainly of the loan portfolio with $171.7 million and the investment portfolio with $46.3 million. For the nine month period ended September 30, 2003, compared to the same period in 2002, on a fully tax equivalent basis, tax-exempt investment yields declined to 6.37% from 6.61%, and taxable investment yields decreased to 5.61% from 6.05%, resulting in a decrease in total investment yield to 5.90% from 6.21%. In the first nine months of 2003, gross loans on average volumes yielded 6.23% as compared to 7.04% for the same period in 2002, for reasons described in the previous paragraph.

Management has reduced the yields (costs) on average interest-bearing deposits during the first nine months of 2003, compared to the same period in 2002, as follows. Savings yields were reduced to 1.76% compared to 2.27%, NOW accounts were reduced to 0.80% compared to 1.29%, money market demand accounts were reduced to 0.99% compared to 1.61%, certificates of deposit greater than or equal to $100 thousand were reduced to 3.69% compared to 3.90%, and certificates of deposit less than $100 thousand were reduced to 3.35% compared to 3.57%. The resulting total yield on deposits through September 30, 2003, was reduced to 2.26% compared to 2.73% for the same period a year ago.

The Company has reclassified loan fee income for 2002 to conform to Financial Accounting Standards Board’s Statement No. 91, which addresses accounting for loan fees and costs. The reclassification reduced loan fee income by $804 thousand in the first nine months of 2002. The corresponding entries reduced salary expense by the same amount, as discussed later in the Non-Interest Expense section.

Interest Rate Sensitivity Analysis as of September 30, 2003

(Thousands)	Within 3 months	3-12 Months	1-5 Years	Over 5 Years	Total
Interest-Bearing Due From Banks	$122	$0	$0	$0	$122
Fed Funds Sold	25,492	0	0	0	25,492
Investments (Market Value)	2,713	6,513	21,443	22,762	53,431
Loans	43,539	50,969	72,448	11,486	178,442

Total Earning Assets	$71,866	$57,482	$93,891	$34,248	$257,487

NOW Accounts	41,806	$0	0	0	41,806
MMDA’s	16,605	$0	0	0	16,605
Savings	59,040	$0	0	0	59,040
CD’s < $100,000	8,795	14,548	43,268	4	66,615
CD’s >= $100,000	2,804	5,746	18,757	0	27,307

Total Interest Bearing Deposits	$129,050	$20,294	$62,025	$4	$211,373
Fed Funds Purchased	0	0	0	0	0
Securities Sold to Repurchase	6,720	0	0	0	6,720

Total Interest Bearing Liabilities	$135,770	$20,294	$62,025	$4	$218,093

Rate Sensitive Gap	$(63,904)	$37,188	$31,866	$34,244	$39,394
Cumulative Gap	(63,904)	(26,716)	5,150	39,394

As of September 30, 2003, the Company had interest-earning assets that mature within 3 months totaling $71.9 million, in 3-12 months totaling $57.5 million, in 1-5 years totaling $93.9 million, and over 5 years totaling $34.2 million. In comparison, interest-bearing liabilities maturing within 3 months totaled $135.8 million, in 3-12 months totaled $20.3 million, in 1-5 years totaled $62.0 million, and $4 thousand over 5 years. This table indicates that the Company is liability-sensitive for the first three months, becoming asset-sensitive within nine to twelve months and forward. Management believes this will position the Company favorably in a rising rate environment. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

LIQUIDITY

The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2003, federal funds sold totaled $25.5 million and securities maturing in one year or less totaled $9.2 million, for a total pool of $34.7 million. The liquidity ratio as of September 30, 2003 was 32.3% as compared to 33.6% as of December 31, 2002. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by net liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio.

CAPITAL RESOURCES

From December 31, 2002, to September 30, 2003, total shareholder’s equity has grown by 0.8%. It is impacted by net unrealized gains on securities in the amount of $1.2 million as of September 30, 2003. Unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before unrealized gains or losses was $23.7 million on September 30, 2003, and $23.1 million on December 31, 2002. This represents an increase of $584 thousand or 2.5% during the nine-month period.

The Company paid a 2-for-1 stock split in the form of a 100% stock dividend on June 7, 2002. All share information has been adjusted to reflect the split for all periods presented.

Book value per share, basic, on September 30, 2003, compared to September 30, 2002, grew to $10.75 from $10.68, an increase of 0.6%. Book value per share, basic, before accumulated comprehensive income on September 30, 2003, compared to September 30, 2002, grew to $10.22 from $9.86, an increase of 3.6%. Cash dividends paid for the nine months ended September 30, 2003, were $970 thousand, or $0.42 per share, compared to $828 thousand, or $0.36 per share, for the comparable period ended September 30, 2002, an increase of 17.1%. Average basic shares outstanding for the nine months ended September 30, 2003, were 2,319,558 compared to 2,300,905 for the comparable period ended September 30, 2002. The Company began a share repurchase program in August of 1999 and has continued the program into 2003. The plan authorizes a total of 115,000 shares for repurchase.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of September 30, 2003 the Company maintained Tier 1 capital of $20.9 million, net risk weighted assets of $183.4 million, and Tier 2 capital of $1.9 million. On September 30, 2003, the Tier 1 capital to risk weighted assets ratio was 11.4%, the total capital ratio was 12.4%, and the tier 1 leverage ratio was 7.7%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

As of September 30, 2003, total assets have increased 7.6% since December 31, 2002, from $263.1 million to $283.1 million. Cash and cash equivalents totaled $13.9 million on September 30, 2003, compared to $10.0 million at year-end 2002.

During the nine months ended September 30, 2003, gross loans increased by 4.9%, from $170.1 million to $178.4 million. The components of this increase were real estate mortgage loans with 2.4% growth to $143.7 million, commercial loans with 24.9% growth to $20.9 million, and installment and other loans with 9.0% growth to $12.3 million.

For the nine months ended September 30, 2003, the Company charged off loans totaling $88.7 thousand. For the comparable period in 2002, total loans charged off were $288 thousand. The Company maintained $28 thousand of other real estate owned (“OREO”) as of September 30, 2003. As of year-end 2002, the balance was $580 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $234 thousand through the first nine months, and the allowance for loan losses as of September 30, 2003, was $1.9 million. The allowance for loan losses, as a percentage of average total loans through the first nine months of 2003 was 1.1%.

As of September 30, 2003, $1.3 million of loans were on non-accrual status. There were $62 thousand of loans on non-accrual status as of September 30, 2002. Loans still accruing interest but delinquent for 90 days or more were $602 thousand on September 30, 2003, as compared to $657 thousand on September 30, 2002.

The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of September 30, 2003, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of September 30, 2003, securities available for sale totaled $53.4 million at market value. This compares with December 2002 market value of $50.2 million, growth of 6.5% for the nine months. The investment portfolio represents 18.9% of total assets and 20.7% of earning assets. The Company’s investment portfolio is classified as available-for-sale, and therefore management has elected to mark the entire investment portfolio to market. The resulting accumulated adjustment to book value as of September 30, 2003 was an unrealized gain of $1.9 million. The corresponding accumulated adjustment to shareholders’ equity was $1.2 million. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2003.

As of September 30, 2003, total deposits were $249.5 million. Compared to $231.5 at year-end 2002, this represents growth in balances of 7.8% during the nine months. Components of this growth include non-interest-bearing demand deposits at 29.7% growth to $33.4 million, savings and NOW accounts at 6.8% growth to $122.3 million, and time deposits at 2.8% growth to $93.9 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the first nine months of 2003 totaled $2.0 million compared to $1.5 million for the same period in 2002, an increase of 33.1%. This increase is due mainly to secondary mortgage market brokerage fees and gains on sales of other real estate. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, fiduciary activities contributed $450.3 thousand, service charges on deposit accounts contributed $450.9 thousand, other miscellaneous fees contributed $496.5 thousand, secondary market brokerage income contributed $330.1 thousand, and other income, including gains, contributed $317.8 thousand. For the first nine months of 2002, these totals were $481.7 thousand, $396.7 thousand, $470.0 thousand, $155.6 thousand, and $33.3 thousand, respectively.

Management continues to explore methods of increasing non-interest income. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee-based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

Non-interest expenses totaled $6.4 million during the first nine months of 2003 as compared to $5.2 million for the same period in 2002, an increase of 22.3%. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the nine months ended September 30, 2003, salary and benefit expense was $3.3 million, and occupancy expense was $1.0 million. For the same period in 2002, these totals were $2.6 million, and $782.6 thousand, respectively. The increase in salary and benefit expense is due mainly to additional employees.

In the fourth quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 147, Acquisitions of Certain Financial Institutions. This statement amended previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Upon adoption of Statement No. 147, the Bank was able to recover the non-cash expense allocated to the amortization of the core deposit intangible that was associated with each of the branch acquisition transactions previously executed. The result was a reduction in other expense of $174.6 thousand in the first nine months of 2002.

Also in the fourth quarter of 2002, the Company reclassified salary expense to conform to Financial Accounting Standards Board’s Statement No. 91, which addresses accounting for loan fees and costs. Salary expense was reduced due to this reclassification by $803.8 thousand in the first nine months of 2002. As discussed earlier, the corresponding entries reduced loan fee income by the same amount.

FORWARD–LOOKING STATEMENTS

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None to report.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

None to report.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None to report.

ITEM 5.	OTHER INFORMATION.

None to report.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index:

3.0	Articles of Incorporation and Bylaws of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

10.1	1994 Incentive Stock option plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579 dated February 28, 1997.)

10.2	1998 Non-Employee Directors Stock Option Plan (incorporated by reference to the previously filed Annual Report on Form 10-K for the year ended December 31, 1999.)

10.3	2003 Incentive Stock Option Plan.

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

One report on Form 8-K was filed with the Securities and Exchange Commission on August 26, 2003, announcing the third quarter dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

11/14/03	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(principal executive officer)

11/14/03	/s/ Richard C. Abbott
Richard C. Abbott
Treasurer
(principal financial officer)