Form 10-K
period 2003-12-31
BAY BANKS OF VIRGINIA INC
filed 2004-03-26
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2003, was $37,649,446.

The number of shares outstanding of the registrant’s common stock as of March 10, 2004 was 2,325,430

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2004 are incorporated by reference into Part III of this Form 10-K.

BAY BANKS OF VIRGINIA

PART I

ITEM 1: BUSINESS

GENERAL

Bay Banks of Virginia, Inc. (the “Company”) is a bank holding company that conducts substantially all of its operations through its subsidiaries, Bank of Lancaster (the “Bank”) and Bay Trust Company (the “Trust Company”). Bay Banks of Virginia, Inc. was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997, in connection with the holding company reorganization of the Bank of Lancaster.

The Bank is a state-chartered bank and a member of the Federal Reserve System. The Bank serves individual and commercial customers, the majority of which are in the Northern Neck of Virginia, by providing a full range of banking and related financial services, including checking, savings and other depository services, commercial and industrial loans, residential and commercial mortgages, home equity loans, and consumer installment loans.

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

The Company had total assets of $290.7 million, deposits of $257.1 million, and stockholders equity of $25.1 million as of December 31, 2003.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of services to its customers in its market area. These services are summarized below.

Real Estate Lending. The Bank’s real estate loan portfolio is the largest segment of the loan portfolio. The Bank offers fixed and adjustable rate mortgages on one-to-four family residential properties. These mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Construction loans with a twelve-month term are also a significant component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These loans are typically underwritten at 80% loan to value and are either variable with the prime rate of interest, or adjustable in one, three, or five year terms.

The Company also offers secondary market loan products. Through the Bank, customers may apply for a home mortgage that will be underwritten in accordance with the guidelines of the Federal Home Loan Mortgage Corporation. These loans are then sold into the secondary market on a loan by loan basis. The Bank earns origination fees through offering this service. Customers, upon approval, receive a fixed or adjustable rate of interest with amortization terms up to 30 years. Since these loans are sold into the secondary market, the Company earns no future interest income, nor does it incur any interest rate or re-pricing risk.

Consumer Lending. To offer a full range of services, the Bank’s consumer lending products include automobile and boat financing, home improvement loans, and unsecured personal loans. These loans historically entail greater risk than loans secured by real estate, but also offer a higher return.

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

Business Development. The Bank offers several services to commercial customers. These services include Analysis Checking, Cash Management Deposit Accounts, Wire Services, Direct Deposit Payroll Service, Internet Banking, Telephone Banking, and a full line of Commercial Lending options. The Bank also offers Small Business Administration “Low Document” loan products. This allows commercial customers to apply for favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in Bankers Title of Fredericksburg, a land title insurance agency, and Bankers Investments Group, L.L.C., an investment and insurance services company. Bankers Title of Fredericksburg sells title insurance to mortgage loan customers, including customers of the Bank and the other financial institutions that have an ownership interest in the agency. Operating as Planning Plus, Bankers Investments Group, L.L.C., provides a complete array of investment, estate, and tax planning services.

Planning Plus provides a complete financial services center within the facilities of Bank of Lancaster. Planning Plus supplements the skills of a customer’s attorney, CPA, and insurance advisor to provide a comprehensive plan for investing and estate planning. During 2003, the Bank applied for and was granted status as an insurance agency by the State Corporation Commission. This designation allows for the collection of commissions from insurance sales.

Bay Trust Company. The Trust Company offers a broad range of trust and related fiduciary services. Among these are testamentary trusts, revocable and irrevocable personal, managed agency, and custodial trusts.

COMPETITION

The Company’s marketplace is highly competitive. The Company is subject to competition from a variety of commercial banks and financial service companies, large national and regional financial institutions, large regional credit unions, mortgage companies, consumer finance companies, mutual funds and insurance companies. Competition for loans and deposits is affected by numerous factors, but mainly by interest rates and institutional reputation.

SUPERVISION AND REGULATION

Bank holding companies and banks are regulated under both federal and state law. The Company is subject to regulation by the Federal Reserve. Under the Bank Holding Company Act of 1956, the Federal Reserve exercises supervisory responsibility for any non-bank acquisition, merger or consolidation. In addition, the Bank Holding Company Act limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking. In addition, the Company is registered under the bank holding company laws of Virginia, and as such is subject to regulation and supervision by the State Corporation Commission’s Bureau of Financial Institutions.

The following description summarizes the significant state and Federal laws to which the Company and the Bank are subject. To the extent statutory or regulatory provisions or proposals are set forth the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

The Bank is supervised and regularly examined by the Federal Reserve and the Commonwealth of Virginia’s State Corporation Commission’s Bureau of Financial Institutions. These on-site examinations verify compliance with regulations governing corporate practices, capitalization, and safety and soundness. Further, the Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA requires financial institutions to meet the credit needs of the local community, including low to moderate-income needs. Compliance with the CRA is monitored through regular examination by the Federal Reserve.

Federal Reserve regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities.

The Company owns 100% of the stock of the Bank of Lancaster. The Bank is prohibited by the Federal Reserve from holding or purchasing its own shares except in limited circumstances. Further, the Bank is subject to certain requirements as imposed by state banking statutes and regulations. The Bank is limited by the Federal Reserve regarding what dividends it can pay to the Company. Any dividend in excess of the Company’s net profit for that year plus retained earnings from the prior two years must be approved by the proper regulatory agencies. Further, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), insured depository institutions are prohibited from making capital distributions, if, after making such distributions, the institution would become “undercapitalized” as defined by regulation. Based upon the Bank’s current financial position, it is not anticipated that this statute will impact the continued operation of the Bank.

As a bank holding company, Bay Banks of Virginia is required to file with the Federal Reserve an annual report and such additional information as it may require pursuant to the Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Company and any or all of its subsidiaries.

CAPITAL REQUIREMENTS

The Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2003 were 11.1% and 12.1%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to adjusted average total assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2003, was 7.3%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

DEPOSIT INSURANCE

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

Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points ($2,000 minimum) to .27%. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

SAFETY AND SOUNDNESS REGULATIONS

The FDIC has adopted guidelines that establish standards for safety and soundness of banks. They are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund. If the FDIC determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or is not implemented, the agency must, by order, require the institution to correct the deficiency. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized,” or “critically undercapitalized.” All such terms are defined under uniform regulation defining such capital levels issued by each of the federal banking agencies.

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

THE GRAMM-LEACH BLILEY ACT OF 1999

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

Neither the provisions of GLBA nor the act’s implementing regulations have had a material impact on the Company’s or the Bank’s regulatory capital ratios (as discussed above) or the ability to continue to operate in a safe and sound manner.

USA PATRIOT ACT OF 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements and the intelligence communities abilities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Compliance with the Patriot Act by the Company and the Bank has not had a material impact on the Company or the Bank’s results of operations or financial condition.

SARBANES-OXLEY ACT OF 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

AVAILABLE INFORMATION

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The Company’s SEC filings are filed electronically and are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. In addition, any document filed by the Company with the SEC can be read and copied at the SEC’s public reference facilities at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of documents can be obtained at prescribed rates by writing to the Public Reference Section of the SEC at 450 Fifth Street, N.W. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s web site is http://www.baybanks.com and beginning in January 2004, the Company’s SEC filings are available through this Web site as of the day they are filed with the SEC. Copies of documents can also be obtained free of charge by writing to Richard C. Abbott, Treasurer, 100 South Main Street, Post Office Box 1869, Kilmarnock, Virginia 22482 or by calling 804-435-1171.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 100 South Main Street, Kilmarnock, Virginia in a building owned by the subsidiary bank. The Company’s subsidiaries own or lease various other offices in the counties or towns in which they operate.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2003.

Locations

Corporate Headquarters
100 South Main Street	Kilmarnock, Virginia

Banking Offices-Bank of Lancaster
100 South Main Street	Kilmarnock, Virginia
708 Rappahannock Drive	White Stone, Virginia
432 North Main Street	Kilmarnock, Virginia
4935 Richmond Road	Warsaw, Virginia
15648 Kings Highway	Montross, Virginia
6941 Northumberland Highway	Heathsville, Virginia
18 Sandy Street	Callao, Virginia
23 West Church Street	Kilmarnock, Virginia
672 North Main Street	Kilmarnock, Virginia (leased)

Bay Trust Company
1 North Main Street	Kilmarnock, Virginia

ITEM 3: LEGAL PROCEEDINGS

The Company is currently not involved in any material legal proceeding other than the ordinary and routine litigation incidental to its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Bay Banks of Virginia common stock trades on the OTC Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares. There were 2,326,080 shares of the Company’s stock outstanding at the close of business on December 31, 2003 which were held by 765 shareholders of record.

The following table summarizes the high and low closing sales prices and dividends declared for the two years ended December 31, 2003 and 2002.

	Market Values				Declared Dividends
	2003		2002
	High	Low	High	Low	2003	2002
First Quarter	$15.75	$14.75	$17.25	$16.00	$.14	$.12
Second Quarter	16.25	14.75	18.25	16.50	.14	.12
Third Quarter	17.00	15.50	18.25	16.30	.14	.12
Fourth Quarter	16.00	15.00	16.50	14.50	.15	.14

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Business, of this Form 10-K under the heading “Supervision and Regulation.”

The dividend amount on the Company’s common stock is established by the Board of Directors on a quarterly basis with dividends paid on a quarterly basis. In making its decision on the payment of dividends on the Company’s common stock, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder return, and other factors.

ITEM 6: SELECTED FINANCIAL DATA

Years Ended December 31,	2003	2002	2001	2000	1999
(Thousands)
FINANCIAL CONDITION
Total Assets	$290,711	$263,060	$245,594	$225,332	$199,773
Total Loans, net of allowance	188,451	168,442	150,253	147,678	130,432
Total Deposits	257,083	231,516	219,194	200,178	177,702
Shareholders’ Equity
before FAS 115	24,114	23,132	22,070	21,546	21,135
after FAS 115	25,078	24,757	22,617	21,287	19,706
Average Assets	278,887	252,001	228,412	212,916	198,668
Average Loans, net of allowance	172,923	166,313	150,193	140,596	118,861
Average Deposits	245,799	229,379	202,223	183,791	176,094
Average Equity, after FAS 115	25,420	23,687	22,215	20,115	20,024
Average shares outstanding	2,313,596	2,301,364	2,310,522	2,318,698	2,334,934
Average Diluted shares outstanding	2,338,587	2,309,959	2,344,806	2,362,404	2,374,590

RESULTS OF OPERATIONS
Interest Income	13,329	14,144	$15,442	$15,010	$14,157
Interest Expense	4,766	5,391	7,321	8,303	6,533
Net Interest Income	8,563	8,753	8,121	6,707	7,624
Provision for Loan Losses	312	471	325	250	335
Net Interest Income after Provision	8,251	8,282	7,796	6,457	7,289
Securities Gains	371	3	22	54	35
Non-interest Income net of Securities Gains	2,589	2,088	2,063	1,696	1,515
Non-interest Expense	8,536	7,203	7,043	6,020	5,906
Income before Taxes	2,675	3,170	2,839	2,187	2,933
Income Taxes	661	869	830	574	758
Net Income	2,013	2,301	2,009	1,613	2,175

PER SHARE DATA
Basic Earnings per share (EPS)	$0.87	$1.00	$0.87	$0.70	$0.93
Diluted Earnings per share (EPS)	0.86	0.99	0.86	0.69	0.92
Cash Dividends per share	0.57	0.50	0.47	0.43	0.39
Book Value per share
before FAS 115	10.37	10.03	9.57	9.27	9.07
after FAS 115	10.78	10.73	9.81	9.16	8.46

RATIOS
Total Capital to Risk Weighted Assets	12.1%	12.5%	13.3%	13.6%	15.5%
Tier 1 Capital to Risk Weighted Assets	11.1%	11.5%	12.3%	12.7%	14.6%
Leverage Ratio	7.3%	7.9%	8.1%	8.3%	9.7%
Return on Average Assets	0.7%	0.9%	0.9%	0.8%	1.1%
Return on Average Equity	7.9%	9.7%	9.0%	8.0%	10.9%
Loan Loss Reserve to Loans	1.0%	1.0%	1.0%	0.9%	0.9%
Dividends paid as a percent of Net Income	65.5%	50.0%	53.6%	61.8%	41.8%
Average Equity as a percent of Average Assets	9.1%	9.4%	9.7%	9.4%	10.1%

GROWTH RATES
Year end Assets	10.5%	7.1%	9.0%	12.8%	-0.2%
Year end Loans	11.9%	12.1%	1.7%	13.2%	14.8%
Year end Deposits	11.0%	5.6%	9.5%	12.6%	-0.3%
Year end Equity
before FAS 115	4.2%	4.8%	2.4%	1.9%	6.3%
after FAS 115	1.3%	9.5%	6.2%	8.0%	-3.9%
Average Assets	10.4%	10.3%	7.3%	7.2%	0.9%
Average Loans, net of allowance	4.0%	10.7%	6.8%	18.3%	10.8%
Average Deposits	7.2%	13.4%	10.0%	4.4%	1.6%
Average Equity	7.3%	6.6%	10.4%	0.5%	1.9%
Net Income	-12.5%	14.5%	24.6%	-25.9%	12.7%
Cash Dividends declared (per share)	14.0%	7.4%	8.3%	10.2%	11.4%
Book Value (per share)
before FAS 115	3.3%	4.8%	3.2%	2.2%	6.3%
after FAS 115	0.5%	9.4%	7.0%	8.3%	-4.0%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Bay Banks of Virginia and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, on this Form 10-K.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

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

GOODWILL. In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company adopted this interpretation of Statement 147 for the intangibles associated with branch acquisitions that were executed in 1994, 1997, and 2000. The Company conducted an in-depth study of the issue and has determined that the intangibles associated with these branch acquisitions qualify as a business combination as described in Statement 141 and 142, as well as Emerging Issues Task Force Ruling 98-3. The impact of this reclassification is discussed in detail in the Non-Interest Expense Section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

2003 Compared to 2002

Bay Banks of Virginia, Inc. recorded earnings for 2003 of $2,013,185 or $.87 per share basic or $.86 per share on a diluted basis as compared to 2002 earnings of $2,301,401 or $1.00 per share basic and $0.99 per share on a diluted basis. This is a decrease in net income of 12.52% as compared to year end 2002. Net interest income for 2003 decreased to $8,562,995, down 2.17% as compared to $8,753,103 for 2002. Non-interest income for 2003, before net securities gains, increased to $2,588,894 as compared to 2002 non-interest income, before net securities gains, of $2,088,624, for an increase of 23.95%. Non-interest expenses increased to $8,536,017, up 18.51% over 2002 non-interest expenses of $7,202,587.

Performance as measured by the Company’s return on average assets (ROA) was .72% for the year ended December 31, 2003 compared to .91% for 2002. Performance as measured by return on average equity (ROE) was 7.92% for the year ended December 31, 2003, compared to 9.72% for 2002.

2002 Compared to 2001

Earnings for Bay Banks of Virginia, Inc., were $2,301,401 for 2002, up 14.56% as compared to 2001 earnings of $2,008,839. 2002 basic earnings per share were $1.00 and diluted earnings per share were $0.99 as compared to 2001 basic earnings per share of $.87 and diluted earnings per share of $0.86. Net interest income was $8,753,103 for 2002 as compared to $8,121,421 for 2001. This represents an increase of 7.78% over net interest income for 2001. Non-interest income before net securities gains for 2002 was $2,088,624, up 1.23% over 2001 non-interest income before net securities gains of $2,063,146. Non-interest expenses for 2002 were $7,202,587, up 2.27% as compared to 2001 non-interest expenses of $7,042,737.

Performance as measured by the Company’s return on average assets (ROA) was .91% for the year ended December 31, 2002, compared to .88% for 2001. Performance as measured by return on average equity (ROE) was 9.72% for the year ended December 31, 2002, compared to 9.04% for 2001.

Return on Equity & Assets

Years Ended December 31,

	2003	2002	2001
Net Income	$2,013,185	$2,301,401	$2,008,839
Average Total Assets	$278,887,000	$252,001,000	$228,412,000
Return on Assets	0.72%	0.90%	0.90%

Average Equity	$25,420,209	$23,687,000	$22,215,000
Return on Equity	7.92%	9.70%	9.00%

Dividends declared per share	$0.57	$0.50	$0.47
Average Shares Outstanding	2,313,596	2,301,364	2,310,522
Average Diluted Shares Outstanding	2,338,587	2,309,959	2,344,806
Net Income per Share	$0.87	$1.00	$0.87
Net Income per Diluted Share	$0.86	$0.99	$0.86
Dividend Payout Ratio	65.5%	50.0%	53.6%
Equity to Assets Ratio	9.1%	9.4%	9.7%

RESULTS OF OPERATIONS

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income.

Net interest income, on a fully tax equivalent basis, which reflects the tax benefits of nontaxable interest income, was $9.0 million in 2003, $9.1 million in 2002 and $8.4 million in 2001. This represents a nominal decrease in net interest income of 1.3% for 2003 as compared to 2002 and an increase of 8.3% for 2002 compared to 2001. The interest rate spread on average earning assets and liabilities was 3.2%, 3.6% and 3.4% for 2003, 2002, and 2001 respectively.

The Company’s net interest margin decreased to 3.53% for 2003 as compared to 3.93% for 2002. The net interest margin was 3.99% for 2001. The yield on earning assets decreased to 5.41% for 2003 as compared to 6.27% and 7.47% for years 2002 and 2001, consecutively. The cost of interest bearing liabilities decreased to 2.17% for 2003 as compared to 2.71% and 4.05% for years 2002 and 2001 consecutively. Average earning assets increased 9.9% to $253.6 million at year end 2003 as compared to $230.7 million at year end 2002. Average earning assets were $210.2 million at year end 2001. Average interest bearing liabilities increased 10.4% to $220.0 million at year end 2003 as compared to $199.2 million at year end 2002. Average interest bearing liabilities were $180.6 million at year end 2001.

Average Balances, Income and Expenses, Yields and Rates

Years Ended December 31,

	2003			2002			2001
(Fully taxable equivalent basis) (Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
INTEREST EARNING ASSETS:
Taxable Investments	32,269	1,578	4.89%	34,404	2,023	5.88%	37,779	2,227	5.89%
Tax-Exempt Investments (1)	19,335	1,159	6.00%	14,714	946	6.43%	10,487	758	7.23%
Total Investments	51,604	2,737	5.30%	49,118	2,969	6.04%	48,265	2,985	6.18%

Gross Loans (2)	174,715	10,694	6.12%	159,951	11,150	6.97%	151,668	12,380	8.16%
Interest-bearing Deposits	162	1	0.62%	200	1	0.55%	105	4	3.81%
Fed Funds Sold	27,120	291	1.07%	21,479	345	1.61%	10,141	331	3.27%
TOTAL INTEREST EARNING ASSETS	253,601	13,723	5.41%	230,748	14,464	6.27%	210,179	15,700	7.47%

INTEREST-BEARING LIABILITIES:
Savings Deposits	62,258	1,056	1.70%	59,506	1,326	2.23%	58,022	2,194	3.78%
NOW Deposits	41,582	307	0.74%	33,069	420	1.27%	29,594	634	2.14%
Time Deposits => $100,000	27,187	971	3.57%	22,721	890	3.91%	18,033	979	5.43%
Time Deposits < $100,000	67,169	2,238	3.33%	67,730	2,519	3.72%	59,505	3,104	5.22%
Money Market Deposit Accounts	16,650	143	0.86%	12,739	202	1.59%	12,312	320	2.60%
Total Deposits	214,846	4,715	2.19%	195,765	5,357	2.74%	177,466	7,231	4.07%

Fed Funds Purchased	—	—	0.00%	—	—	0.00%	—	—	0.00%
Securities Sold to Repurchase	5,128	51	1.00%	3,406	34	1.00%	3,131	90	2.87%
Other Short Term Borrowings	—	—	0.00%	—	—	0.00%	—	—	0.00%
TOTAL INTEREST-BEARING LIABILITIES	219,974	4,766	2.17%	199,171	5,391	2.71%	180,597	7,321	4.05%

Net Interest Income/Yield on Earning Assets		8,957	3.53%		9,072	3.93%		8,378	3.99%
Net Interest Rate Spread			3.24%			3.56%			3.42%

Notes:

(1)-Income and yield is tax-equivalent assuming a federal tax rate of 34%

(2)-Includes Visa credit card program and nonaccrual loans.

During 2003, the Company experienced significant compression in its net interest margin and consequently its net interest income. Conversely, during 2002, there was improvement in net interest income which was due mainly to the falling interest rate environment coupled with the liability sensitive risk position of the Company’s balance sheet. The result was a more rapid decline in deposit rates than in asset rates with deposits re-pricing more rapidly than loans. As the general rate environment reached historic lows during the fourth quarter of 2002 and throughout 2003, the Company experienced heavy volumes of loan prepayments as consumers fled adjustable rate mortgages for conventional 30 year fixed rate loans. These conventional mortgages are not held in the Company’s portfolio, but rather, are sold into the secondary market on an individual loan by loan basis. The sale of these loans creates fee income at the time of sale, but reduces the Company’s expected future cash flow from interest income and principal repayment. Fortunately, while record numbers of loans were being paid off into the secondary market, record numbers of new loans were being generated for the Company’s loan portfolio. However, as the historically low interest rate environment persisted, the new loan volume that was placed in the Company’s loan portfolio was at significantly lower rates than those that were paid off and re-financed into conventional secondary market mortgages.

During this time of heavy prepayment and re-pricing, management decided to not offer a 30 year fixed rate loan product, but rather, to continue offering variable and adjustable rate products. Management believes that by not committing liquidity to a long-term fixed rate product during this period of low interest rates, the potentially negative impact of a rising rate environment will be mitigated. Further, as a result of the success of the one and three year adjustable rate mortgages during 2003, coupled with the success of the 5 year certificate of deposit product that was offered during 2002, the balance sheet mix has become more asset sensitive than the prior period. This realignment of the balance sheet mix may benefit the Company through improved net interest margins, if interest rates begin to increase.

Another component of the reduction in the net interest margin was the high volume of federal funds sold that the Company maintained throughout 2003. As investors left the equities markets and invested in certificates of deposit and interest bearing transaction accounts, deposit levels increased rapidly throughout the year. Average total deposits increased 9.7% or approximately $19.0 million. This deposit growth, coupled with the heavy volume of loan prepayments, held federal funds sold balances at approximately $27.0 million during 2003. And while these balances provide the necessary liquidity for expected loan growth and investment purchases, they were a very low yielding investment during all of 2003.

Volume & Rate Analysis of Changes in Net Interest Income

Years Ended December 31,

	2003 vs. 2002			2002 vs. 2001
(Thousands)	Change due to Volume	Change due to Rate	Total Change	Change due to Volume	Change due to Rate	Total Change
Investments:
Taxable Investments	280	(67)	(445)	(200)	(4)	(204)
Tax-Exempt Investments	271	(58)	213	259	(71)	188
Total Investments	551	(125)	(232)	59	(75)	(16)
Loans	975	(1,431)	(456)	735	(1,965)	(1,230)
Interest-bearing Deposits	—	—	—	(43)	40	(3)
Fed Funds Sold	79	(133)	(54)	26	(12)	14
Total Interest Earning Assets	1,214	(1,956)	(742)	777	(2,012)	(1,235)

Interest-bearing Deposits:
Savings Deposits	58	(328)	(270)	58	(926)	(868)
NOW Deposits	90	(203)	(113)	87	(301)	(214)
CD’s >= $100,000	163	(82)	81	1,184	(1,273)	(89)
CD’s < $100,000	(32)	(249)	(281)	544	(1,129)	(585)
Money Market Deposit Accounts	51	(110)	(59)	12	(130)	(118)
Total Interest-bearing Deposits	346	(971)	(642)	1,885	(3,759)	(1,874)
Fed Funds Purchased	—	—	—	—	—	—
Securities Sold to Repurchase	17	—	17	9	(65)	(56)
Other Short Term Borrowings	—	—	—	—	—	—
Total Interest-Bearing Liabilities	363	(971)	(625)	1,894	(3,824)	(1,930)

Change in Net Interest Income	868	(985)	(117)	(1,117)	1,812	695

Notes:

The change in interest, due to both rate and volume, has been allocated to change due to volume and change due to rate in proportion to the relationship of the dollar amounts of the change in each.

Interest Sensitivity

Earnings performance and the maintenance of sufficient liquidity depend heavily on efficient management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. The interest sensitivity gap can be managed by re-pricing assets or liabilities, which are variable rate instruments, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. By matching the volume of assets and liabilities that mature in the same time interval, the Company can insulate against interest rate risk and minimize the impact of rising or falling rates.

Interest Rate Sensitivity Analysis

As of December 31, 2003

(Thousands)	Within 3 months	3-12 Months	1-5 Years	Over 5 Years	Total
Interest-Bearing Due From Banks	103	0	0	0	103
Fed Funds Sold	13,908	0	0	0	13,908
Investments (Market Value)	3,876	5,453	27,006	30,159	66,494
Loans	50,919	48,092	75,776	14,170	188,957

Total Earning Assets	68,806	53,545	102,782	44,329	269,462

NOW Accounts	43,357	0	0	0	43,357
MMDA’s	18,554	0	0	0	18,554
Savings	64,217	0	0	0	64,217
CD’s < $100,000	6,319	15,288	43,337	6	64,950
CD’s >= $100,000	2,758	6,838	22,120	0	31,716

Total Interest Bearing Deposits	135,205	22,126	65,457	6	222,794
Fed Funds Purchased	0	0	0	0	0
Securities Sold to Repurchase	6,479	0	0	0	6,479

Total Interest Bearing Liabilities	141,684	22,126	65,457	6	229,273

Rate Sensitive Gap	(72,878)	31,419	37,325	44,323	40,189
Cumulative Gap	(72,878)	(41,459)	(4,134)	40,189

The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. The Company utilizes a simulation model that estimates interest income volatility and interest rate risk. In addition, the Company utilizes an Asset Liability Committee (the “ALCO”) composed of appointed members from management and the Board of Directors. Through the use of simulation, the ALCO estimates the overall magnitude of interest rate risk and then formulates policy with which to manage asset growth and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, economic conditions both locally and nationally, and other business and risk factors.

Earnings Simulation Analysis

The Company employs a simulation model that captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the balance sheet. The method is subject to the accuracy of the assumptions that underlie the process, but it provides a valuable analysis of the sensitivity of earnings to changes in interest rates.

The following table reflects the interest rate sensitivity, at twenty-four months, on net interest income for the Company using different rate scenarios.

Change in Prime Rate	% Change in Net Interest Income
+ 200 basis points	6.10%
Flat	0
- 100 basis points	-3.64%

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same magnitude as the prices of goods and services. Another impact of inflation is on non-interest expenses, which tend to rise during periods of general inflation. The values of real estate held as collateral by the Company for loans and foreclosed property could be affected by inflation or changing prices due to market conditions.

Management believes the most significant impact on financial results is the Company’s ability to react to changes in interest rates. Management attempts to maintain a favorable position between rate-sensitive assets and rate-sensitive liabilities in order to protect against wide interest rate fluctuations.

Economic Value of Equity Simulation

Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis with the net economic value of equity being the value of all assets minus the market value of all liabilities. The change in economic value over varying rate environments is an indication of long term interest rate sensitivity of the balance sheet. The following chart reflects the change in the economic value of equity over varying rate environments:

Change in Prime Rate	Change in Economic Value (Dollars in Thousands)
+ 200 basis points	-$2,183
+100 basis points	-1,120
Flat	0
- 100 basis points	1,140
-200 basis points	1,987

The Company’s duration of equity, or slope of the economic value of equity interest rate risk, is 5%, which reveals that the market value will change 5% for every 100 basis point change in interest rates. At this level, the banks economic value of equity will fall to $0 if rates rise by approximately 2000 basis points.

Non-Interest Income

Total non-interest income increased 41.5% to $3.0 million in 2003 as compared to $2.1 million in 2002. Non-interest income in 2001 was $2.1 million which represents a 0.3% increase for 2002 as compared to year end 2001.

The increase in non-interest income was due primarily to gains on sale of investment securities and gains on sale of other real estate. For 2003, gains on sale of investment securities totaled $371 thousand and gains on sale of other real estate totaled $192 thousand. These gains were significantly greater than 2002 volumes which were $3 thousand for gains on sale of investment securities and a loss of $23 thousand for gains on sale of other real estate. Gains on sale of investment securities resulted from numerous calls within the investment portfolio as well as planned restructuring through the sale of investment securities. Management used 2003 as an opportunity to shorten the duration of the investment portfolio in anticipation of increased yields in coming quarters. This restructuring will result in short term reductions in total investment yield, but will offer management the opportunity to purchase higher yielding bonds without incurring material losses from the sale of investment securities in subsequent quarters. The gain on sale of other real estate was a result of the sale of foreclosed properties during 2003. Management does not expect that non interest income will be impacted to this degree during 2004, but rather the trend will return to modest gains in both investments and the sale of other real estate.

In other non interest income sectors, fiduciary income as provided by the Company’s subsidiary Bay Trust Company declined by 2.1% or $14 thousand during 2003 compared to 2002. Fiduciary income decreased by $176 thousand or 21.6% for 2002 as compared to 2001. Fiduciary income is largely affected by changes in the performance of the stock market, which directly impacts the market value of the accounts upon which fees are earned. This being the case, performance of fiduciary activities can be expected to approximate the performance of the national stock markets. While Bay Trust Company realized a decline in revenues during 2003, their managed accounts consistently outperformed the S&P 500 index. Further, the decline in income for 2003 as compared to 2002 is significantly less than the decline between 2002 and 2001. As general economic conditions have improved, including recent stock market improvements, fiduciary income has also improved. In addition, Bay Trust Company has been successful in acquiring new trust business throughout 2003 and into 2004. This is largely due to increased sales and marketing commitments, and management expects this trend to continue into subsequent quarters.

Service charges on deposits increased by 10.6% to $599 thousand as compared to $541 thousand in 2002. Service charges on deposit accounts were $460 thousand in 2001. Other service charges increased by 4.7% to $663 thousand during 2003 as compared to $633 thousand in 2002. Other service charges were $551 thousand in 2001. Secondary market loan fees increased 39.1% to $363 thousand in 2003 compared to $261 thousand in 2002. Secondary market lending fees were $224 thousand in 2001.

Non-Interest Expense

During 2003, total non-interest expenses increased 18.5% to $8.5 million from $7.2 million in 2002 and $7.0 million in 2001. This represents an increase of 2.3% for 2002 over 2001. Non-interest expenses are composed of salaries and benefits, occupancy expense, state bank franchise taxes and other operating expenses.

Salary and benefit expense is the major component of non-interest expenses. Salary and benefits expense increased 21.8% to $4.4 million in 2003 as compared to $3.6 million in 2002 and $3.6 million in 2001. During the fourth quarter of 2002 and throughout 2003, the Company filled several key relationship and management positions. Of the management positions, several were related to increased regulatory requirements as a result of the enactment of the Sarbanes-Oxley Act and the USA Patriot Act. These legislative acts resulted in the creation of non income earning positions and will continue to impact non interest expenses in subsequent quarters. In addition, commissioned sales staff in the lending area generated salary expense of $162 thousand during 2003. Commissions paid in 2002 were $151 thousand and in 2001, $103 thousand. Increased loan production volume in the secondary market lending program resulted in the increases in commission payments. This trend is subject to continued growth in the local housing market and levels of interest rates. Management does not anticipate adding additional staff during 2004.

For 2002 and 2001 the Company has reclassified salary expense to conform to Financial Accounting Standard Board’s Statement 91, which addresses accounting for loan fees and costs. Salary expense was reduced due to this reclassification by $1,038,533 and $435,070 for 2002 and 2001, respectively. The corresponding entries reduced loan fee income by the same amounts. Salary and benefits expense was $3.6 million in 2002 and $3.6 million in 2001, as adjusted, which represents no increase between 2002 and 2001.

Occupancy expense for 2003 increased 53.7% to $1.4 million as compared to $884 thousand for 2002 and $804 thousand for 2001. This is an increase of 10.0% for 2002 over 2001. Occupancy expense was primarily impacted by the first full year of software maintenance and depreciation expense as related to the installation of a new Companywide network and core processing system. Depreciation and maintenance contract expenses related to the new network and core operating system increased by $204 thousand during 2003 as compared to 2002. Management expects that operating efficiencies will offset this additional expense in future quarters. Occupancy expenses were also impacted by the renovation and rehabilitation of the Montross Branch of the Company’s subsidiary Bank of Lancaster. Renovation of this branch resulted in the addition of $316 thousand to the cost basis of the building which resulted in additional depreciation, repair, and operating expenses. Other expense for 2003 increased 0.3% to $2.0 million over 2002 expenses of $2.0 million. Other operating expenses were impacted primarily by increases in legal, accounting, and consulting expenses that resulted from compliance with the Sarbanes-Oxley Act. These expenses increased by 62% to $230 thousand as compared to $142 thousand in 2002.

As discussed earlier in the Goodwill paragraph of the Critical Accounting Policies section of this document, the Bank adopted Financial Accounting Standards Board Statement No. 147, Acquisitions of Certain Financial Institutions. This statement amended previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Upon adoption of Statement No. 147, during 2002 the Bank was able to recover the non-cash expense allocated to the amortization of the core deposit intangible that was associated with each of the branch acquisition transactions that were previously executed. The result was a reduction in other expense of $233 thousand in 2002 as compared to 2001.

Income Taxes

Income tax expense in 2003 was $661 thousand, down from $870 thousand in 2002 and $830 thousand in 2001. Income tax expense corresponds to an effective rate of 24.7%, 27.4% and 29.2% for the three years ended December 31, 2003, 2002, and 2001, respectively. Note 11 to the Consolidated Financial Statements provides a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 11 to the Consolidated Financial Statements is information regarding deferred taxes for 2003 and 2002.

Loans

Loan production reached record levels during 2003, but net loan growth was hampered by heavy volumes of loan prepayments into 30 year fixed rate secondary market loans. These loans are underwritten by Company staff, but are funded into conventional loan pools outside of the Company balance sheet. The Company earns a fee for originating the loan, but no loan volume is placed on the balance sheet and there is no continuing cash flow from interest earned and principal received. During 2003, loans net of unearned income increased by 11.9% to $190.4 million as compared to 2002 balances of $170.1 million. Loans secured by real estate represent the largest category, comprising 80.1% of the loan portfolio at December 31, 2003. Of these balances, 1-4 family residential, not including home equity lines, was 54.7% of total loans down from 56.5% at year end 2002. Commercial loan balances increased 48.1% to $24.8 million from $16.8 million at year end 2002. Commercial loan balances were 13.0% of total loans at year end 2003 as compared to 9.9% at year end 2002. Consumer installment loans increased 5.6% to $10.6 million from $10.0 million at year end 2002.

Types of Loans

Years Ended December 31,

(Thousands)	2003	2002	2001	2000	1999
Commercial	$24,819	$16,763	$11,399	$11,279	$11,081
Real Estate - Construction	$24,959	$19,131	$13,914	$4,591	$5,438
Real Estate - Mortgage	$127,577	$121,213	$115,029	$111,957	$95,912
Installment and Other	$11,602	$11,795	$10,560	$20,590	$18,673

Total	$188,957	$168,902	$150,903	$148,417	$131,104

Notes:

Deferred loan costs & fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

As of December 31, 2003

	One Year or Less		One to Five Years		Over Five Years
(Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial	$2,315	$15,177	$2,902	$3,622	$803	$0
Real Estate - Construction	$10,133	$3,320	$8,982	$222	$2,302	$0
Real Estate - Mortgage	$1,573	$61,652	$15,784	$38,121	$9,952	$496
Installment and Other	$2,719	$2,122	$6,143	$0	$617	$0

Totals	$16,740	$82,271	$33,811	$41,965	$13,674	$496

Notes:

Loans with immediate repricing are shown in the ‘One Year or Less’ category.

Variable rate loans are categorized based on their next repricing date.

Asset Quality-Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the required amount of provision. A loan-by-loan review is conducted on all classified loans. Inherent losses on these individual loans are determined and these losses are compared to historical loss data for each loan type. Management then reviews the various analyses and determines the appropriate allowance. As of December 31, 2003, management considered the allowance for loan losses to be a reasonable estimate of potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31,

(Thousands)	2003	2002	2001	2000	1999
Balance, beginning of period	$1,697	$1,493	$1,370	$1,198	$1,012

Loans charged off:
Commercial	$(11)	$(203)	$(62)	$(27)	$0
Real estate - construction	0	0	0	0	0
Real estate - mortgage	(12)	(22)	(42)	(50)	(59)
Installment & Other (including Visa program)	(97)	(64)	(117)	(17)	(105)

Total loans charged off	$(120)	$(289)	$(221)	$(94)	$(164)

Recoveries of loans previously charged off:
Commercial	$0	$4	$0	$0	$0
Real estate - construction	0	0	0	0	0
Real estate - mortgage	0	1	0	7	0
Installment & Other (including Visa program)	13	17	19	9	15

Total recoveries	$13	$22	$19	$16	$15

Net charge offs	$(107)	$(267)	$(202)	$(78)	$(149)

Provision for loan losses	$312	$471	$325	$250	$335

Balance, end of period	$1,902	$1,697	$1,493	$1,370	$1,198

Average loans outstanding during the period	$174,715	$159,951	$151,668	$142,489	$120,529

Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.17%	0.13%	0.05%	0.12%

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2003, the allowance for loan losses was $1.9 million or 1.0% of total loans as compared to $1.7 million or 1.0% for 2002.

Allocation of the Allowance for Loan Losses

Years Ended December 31,

(Thousands)	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$924	13.1%	$822	9.9%	$237	7.5%	$70	7.6%	$62	8.4%
Real estate - construction	$83	13.2%	$73	11.2%	$21	9.2%	$22	3.1%	$23	4.1%
Real estate - mortgage	$675	67.5%	$674	71.2%	$1,032	75.8%	$1,037	72.0%	$920	68.8%
Installment & Other	$220	6.2%	$128	7.7%	$203	7.5%	$241	17.3%	$193	18.7%

Total	$1,902	100.0%	$1,697	100.0%	$1,493	100.0%	$1,370	100.0%	$1,198	100.0%

Nonperforming Assets

As of December 31, 2003, loans upon which the accrual of interest had been discontinued were $1.4 million. Loans upon which the accrual of interest had been discontinued at year end 2002 were $269 thousand. Other real estate owned including foreclosed property, at year end 2003 was $77 thousand as compared to $580 thousand for 2002. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Management expects no losses on the sale of other real estate owned.

Non Performing Assets

Years Ended December 31,

(Thousands)	2003	2002	2001	2000	1999
Non-accrual Loans	$1,434	$268	$163	$25	$0
Restructured Loans	$0	$0	$0	$0	$0
Foreclosed Properties	$77	$580	$614	$805	$925

Total Non-performing Assets	$1,511	$848	$777	$830	$925

Loans past due 90+ days as to principal or interest payments & accruing interest	$982	$673	$825	$758	$793

For non-accrual & restructured loans, Gross interest income which would have been recorded under original loan terms for the year ended	$52	$10	$13	$2	$2

For non-accrual & restructured loans, Gross interest income recorded for the year ended	$62	$10	$13	$2	$2

Securities

As of December 31, 2003, investment securities totaled $66.5 million, an increase of 32.6% as compared to 2002 year end balances of $50.2 million. Investment purchases during 2003 included approximately $15 million in auction rate securities which were purchased as an alternative to Federal Funds Sold. Auction rate securities comprised the majority of growth in investment volumes. 100% of investment securities were held as available for sale during 2003 and 2002.

Investments by Type

Years Ended December 31,

(Amortized Cost in Thousands)	2003	2002	2001
U.S. Treasury Securities	$0	$0	$0
U.S. Government Agencies	$20,644	$7,511	$6,694
State and Municipal Governments	$36,499	$25,712	$20,979
Other Securities	$7,889	$14,466	$19,493

Total	$65,032	$47,690	$47,166

Available for sale securities are carried at fair market value, with after-tax market value gains or losses being disclosed as an “unrealized” component of shareholder’s equity entitled “Accumulated other comprehensive income.” Also known as unrealized gains or losses on investments, other comprehensive income is impacted by rising or falling interest rates. As the market value of a fixed income investment will increase as interest rates fall, it will also decline as interest rates rise. The unrealized gains or losses are recorded as other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the investment is sold. As of December 31, 2003, the Company had accumulated other comprehensive income of $964 thousand as compared to $1.6 million at year end 2002.

The Company seeks to diversify its portfolio to minimize risk and to maintain a majority of its portfolio in securities issued by states and political subdivisions due to the tax benefits such securities provide. The Company does not own any derivatives or participate in hedging activities.

Investment Maturities & Average Yields

as of December 31, 2003

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years	Total
U.S. Treasury & Agency Securities
Amortized Cost	$5,727	$11,501	$3,416	$0	$20,644
Market Value	$5,677	$11,525	$3,406	$0	$20,608
Weighted average yield	3.01%	1.83%	4.29%	0.00%	2.56%
States & Political Subdivisions Securities
Amortized Cost	$2,602	$9,493	$16,804	$7,600	$36,499
Market Value	$2,626	$10,041	$17,352	$7,501	$37,520
Weighted average yield	5.97%	5.93%	5.39%	1.33%	4.73%
Other Securities:
Amortized Cost	$1,006	$5,029	$1,536	$318	$7,889
Market Value	$1,026	$5,440	$1,582	$318	$8,366
Weighted average yield	6.10%	6.31%	4.25%	4.93%	5.83%
Total Securities:
Amortized Cost	$9,335	$20,623	$21,756	$7,918	$65,032
Market Value	$9,329	$27,006	$22,340	$7,819	$66,494
Weighted average yield	4.17%	5.29%	5.14%	1.47%	4.17%

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

As of December 31, 2003, total deposits increased 11.0% to $257.1 million as compared to 2002 deposits of $231.5 million. Non-interest bearing demand deposits increased 33.3% to $34.3 million during 2003 from $25.7 million at year end 2002. Savings and interest bearing transaction account balances increased 10.2% to $126.1 million from $114.4 million at year end 2002. Time deposits increased 5.8% to $96.7 million from $91.4 million at year end 2002.

Average Deposits & Rates

Years Ended December 31,

	2003		2002		2001
(Thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$30,953	0.00%	$28,226	0.00%	$24,756	0.00%

Interest bearing Deposits:
NOW Accounts	$41,582	0.74%	$33,069	1.27%	$29,594	2.14%
Regular Savings	$62,258	1.70%	$59,506	2.23%	$58,022	3.78%
Money Market Deposit Accounts	$16,650	0.86%	$12,739	1.59%	$12,312	2.60%
Time Deposits:
CD’s $100,000 or more	$27,187	3.57%	$22,721	3.91%	$18,033	5.43%
CD’s less than $100,000	$67,169	3.33%	$67,730	3.72%	$59,505	5.22%

Total Interest bearing Deposits	$214,846	2.19%	$195,765	2.74%	$177,466	4.07%

Total Average Deposits	$245,799	1.92%	$223,991	2.39%	$202,222	3.58%

Maturity Schedule of Time Deposits of $100,000 and over

Years Ended December 31,

(Thousands)	2003	2002	2001
3 months or less	$3,221	$1,316	$2,624
3-6 months	$2,843	$2,602	$3,098
6-12 months	$3,632	$2,858	$2,931
Over 12 months	$22,020	$17,555	$14,778

Totals	$31,716	$24,332	$23,431

Capital Resources

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater or longer control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Asset ratio of 8.0%, a Tier 1 Capital to Risk Weighted Asset ratio of 4.0% and a Tier 1 Capital to Adjusted Average Asset ratio (Leverage ratio) of 4.0%. As of December 31, 2003, the Company maintained these ratios at 12.1%, 11.1%, and 7.3%, respectively. At year end 2002, these ratios were 12.5%, 11.5%, and 7.9%, respectively.

Total capital, before other comprehensive income, increased 4.2% to $24.1 million as of year end 2003 as compared to $23.1 million at year end 2002. Other comprehensive income was $1.4 million at year end 2003, down 60.0% from $3.4 million at year end 2002. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of that gain or loss at the end of a given accounting period.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest bearing deposits with banks, Federal Funds Sold, investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at a favorable rate determines its liability liquidity. Management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

Liquidity Ratio

December 31, 2003

Cash & Due From	7,762,030
Interest-brg deposits	102,868
Fed Funds Sold	13,907,525
Securities AFS (mkt val)	66,493,731
less pledged securities	(12,319,466)

TOTAL	75,946,688

Deposits	257,083,194
Securities Sold to Repurchase	6,478,601

TOTAL	263,561,795

LIQUIDITY RATIO	28.8%

At December 31, 2003, liquid assets totaled $45.1 million or 15.5% of total assets. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The subsidiary bank maintains Federal Funds lines with regional banks totaling approximately $16.8 million. In addition, the subsidiary bank also has a line of credit with the Federal Home Loan Bank of Atlanta of approximately $19.0 million.

At December 31, 2003, the Company had no long term contractual obligations and commercial commitments out standing, such as long term debt, capital lease obligations, operating leases, ort other long term liabilities.

Off Balance Sheet Commitments

In the normal course of business, the Company offers various financial products to its customers to meet their credit and liquidity needs. These instruments frequently involve elements of liquidity, credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third-party. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Off Balance Sheet Arrangements

December 31,

(In Thousands)	2003	2002
Total Loan Commitments Outstanding	$35,167	$24,927
Stand-by Letters of Commitment	439	306

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon take-down of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. The implementation of FIN 46 did not have a significant impact on either the Company’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in its consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has included the required disclosures in its consolidated financial statements.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 20 of this Form 10-K.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$7,762,030	$9,875,840
Interest-bearing deposits	102,868	159,730
Federal funds sold	13,907,525	19,978,688
Securities available-for-sale, at fair value	66,493,731	50,151,265
Loans, net of allowance for loan losses of $1,901,576 in 2003 and $1,696,914 in 2002	188,450,953	168,442,156
Premises and equipment, net	8,411,776	7,968,469
Accrued interest receivable	1,261,784	1,453,952
Other real estate owned	76,514	580,167
Core deposit intangibles	2,807,842	2,807,842
Other assets	1,435,602	1,642,040

Total assets	$290,710,625	$263,060,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Demand deposits	$34,290,391	$25,731,769
Savings and interest-bearing demand deposits	126,127,299	114,421,623
Time deposits	96,665,504	91,362,789

Total deposits	257,083,194	231,516,181

Other Liabilities
Securities sold under repurchase agreements	6,478,601	4,481,764
Other liabilities	2,070,426	2,305,405

Total other liabilities	8,549,027	6,787,169

Total liabilities	265,632,221	238,303,350

Shareholders’ Equity
Common stock—$5 par value
Authorized—5,000,000 shares;
Outstanding—2,326,080 and 2,307,360 shares, respectively	11,630,401	11,536,800
Additional paid-in capital	4,336,929	4,080,693
Retained earnings	8,146,613	7,514,790
Accumulated other comprehensive income, net	964,461	1,624,516

Total shareholders’ equity	25,078,404	24,756,799

Total liabilities and shareholders’ equity	$290,710,625	$263,060,149

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest Income
Loans, including fees	$10,694,171	$11,150,289	$12,380,007
Securities:
Taxable	1,578,987	2,024,013	2,230,693
Tax-exempt	765,126	624,514	500,294
Federal funds sold and other	291,172	344,951	331,131

Total interest income	13,329,456	14,143,767	15,442,125

Interest Expense
Deposits	4,715,282	5,356,811	7,230,852
Securities sold under repurchase agreements	51,179	33,853	89,852

Total interest expense	4,766,461	5,390,664	7,320,704

Net Interest Income	8,562,995	8,753,103	8,121,421
Provision for loan losses	312,000	471,000	325,000

Net interest income after provision for loan losses	8,250,995	8,282,103	7,796,421

Non-interest Income
Income from fiduciary activities	621,546	635,197	810,735
Service charges on deposit accounts	598,666	541,250	460,281
Other service charges and fees	663,169	633,239	550,552
Secondary market lending fees	362,813	260,913	224,454
Securities gains	370,728	2,800	22,269
Other real estate gains / (losses)	191,959	(22,894)	(103,865)
Other income	150,741	40,919	120,989

Total non-interest income	2,959,622	2,091,424	2,085,415

Non-interest Expenses
Salaries and employee benefits	4,382,830	3,599,689	3,615,834
Occupancy expense	1,359,399	884,495	804,325
Bank franchise tax	212,449	209,015	190,823
Visa expense	369,384	321,444	272,527
Telephone expense	186,911	169,501	140,980
Other expenses	2,025,044	2,018,443	2,018,248

Total non-interest expenses	8,536,017	7,202,587	7,042,737

Income before income taxes	2,674,600	3,170,940	2,839,099
Income tax expense	661,415	869,539	830,260

Net Income	$2,013,185	$2,301,401	$2,008,839

Basic Earnings Per Share
Average shares outstanding *	2,313,596	2,301,364	2,310,522
Net income per share of common stock	$0.87	$1.00	$0.87
Diluted Earnings Per Share
Average shares outstanding *	2,338,481	2,309,959	2,344,806
Net income per share of common stock	$0.86	$.99	$0.86

*	Adjusted for a 2-for-1 stock split on June 7, 2002.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2000	$5,809,841	$3,887,823	$11,848,640	$(259,512)	$21,286,792

Comprehensive income:
Net income	—	—	2,008,839	—	2,008,839
Net changes in unrealized appreciation on available-for-sale securities, net of taxes of $415,276	—	—	—	806,124	806,124

Total comprehensive income	—	—	2,008,839	806,124	2,814,963
Cash dividends paid— $0.47 per share	—	—	(1,075,919)	—	(1,075,919)
Stock repurchase	(112,600)	(239,826)	(396,191)	—	(748,617)
Sale of common stock—
Dividend reinvestment plan	45,479	257,425	—	—	302,904
Stock options exercised	23,685	35,298	(22,315)	—	36,668

Balance at December 31, 2001	$5,766,405	$3,940,720	$12,363,054	$546,612	$22,616,791

Comprehensive income:
Net income	—	—	2,301,401	—	2,301,401
Net changes in unrealized appreciation on available-for-sale securities, net of taxes of $555,284	—	—	—	1,077,904	1,077,904

Total comprehensive income	—	—	2,301,401	1,077,904	3,379,305
Cash dividends paid—$0.50 per share	—	—	(1,150,503)	—	(1,150,503)
Stock repurchase	(102,895)	(142,262)	(224,426)	—	(469,583)
2-for-1 Stock Split	5,756,178	—	(5,756,178)	—	—
Sale of common stock—
Dividend reinvestment plan	92,237	251,389	—	—	343,626
Stock options exercised	24,875	30,846	(18,558)	—	37,163

Balance at December 31, 2002	$11,536,800	$4,080,693	$7,514,790	$1,624,516	$24,756,799

Comprehensive income:
Net income	—	—	2,013,185	—	2,013,185
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($213,980)	—	—	—	(415,375)	(415,375)
Reclassification adjustment for securities losses included in net income, net of taxes of ($126,048)	—	—	—	(244,680)	(244,680)

Total other comprehensive income, net of taxes of ($340,028)	—	—	—	(660,055)	(660,055)

Total comprehensive income	—	—	2,013,185	(660,055)	1,353,130
Cash dividends paid—$0.57 per share	—	—	(1,318,104)	—	(1,318,104)
Stock repurchase	(34,750)	(11,350)	(63,258)	—	(109,358)
Sale of common stock—
Dividend reinvestment plan	123,351	264,836	—	—	388,187
Stock options exercised	5,000	2,750	—	—	7,750

Balance at December 31, 2003	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows From Operating Activities
Net income	$2,013,185	$2,301,401	$2,008,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	701,317	543,472	512,716
Net amortization and accretion of securities	(38,054)	31,373	27,711
Provision for loan losses	312,000	471,000	325,000
Net securities gains	(370,728)	(2,800)	(22,269)
(Gain) / Loss on sale of other real estate owned	(191,959)	22,894	103,865
Deferred income taxes	251,178	166,684	166,515
(Increase) decrease in accrued income and other assets	398,607	(534,721)	596,466
Increase (decrease) in other liabilities	(146,128)	378,286	(471,227)

Net cash provided by operating activities	2,929,418	3,377,589	3,247,616

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	6,126,478	3,245,124	10,004,309
Proceeds from sale of available-for-sale securities	17,583,327	4,013,400	2,695,390
Purchases of available-for-sale securities	(40,643,573)	(7,811,445)	(6,894,519)
Decrease in interest bearing deposits	56,862	16,887	83,377
Net change in Federal Funds Sold	6,071,163	5,256,792	(20,478,480)
Loan originations and principal collections, net	(20,387,529)	(18,660,600)	(3,040,705)
Purchase of premises and equipment	(1,144,625)	(1,568,446)	(678,130)
Proceeds of sale of other real estate owned	762,344	11,012	227,594

Net cash used in investing activities	(31,575,552)	(15,497,276)	(18,081,164)

Cash Flows From Financing Activities
Net change in demand, savings and other interest-bearing deposit accounts	20,264,298	11,923,592	3,930,686
Net increase in time deposits	5,302,715	399,025	15,084,793
Net increase in securities sold under repurchase agreements	1,996,837	1,621,490	55,183
Proceeds from issuance of common stock	395,937	380,789	339,572
Dividends paid	(1,318,104)	(1,150,503)	(1,075,919)
Repurchase of stock	(109,358)	(469,583)	(748,617)

Net cash provided by financing activities	26,532,325	12,704,810	17,585,698

Net (decrease) / increase in cash and due from banks	(2,113,810)	585,123	2,752,150
Cash and due from banks at January 1	9,875,840	9,290,717	6,538,567

Cash and due from banks at December 31	$7,762,030	$9,875,840	$9,290,717

Supplemental Disclosures:
Interest paid	$4,835,012	$5,465,179	$7,442,157

Income taxes paid	$662,129	$714,266	$576,400

Unrealized gain (loss) on investment securities	$(1,000,083)	$1,633,188	$1,221,400

Loans transferred to other real estate owned	$65,113	$464,988	$141,025

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Principles of consolidation.    The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc. and its subsidiaries, Bank of Lancaster and Bay Trust Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business.    Bay Banks of Virginia, Inc. is a bank holding company that conducts substantially all of its operations through its subsidiaries.

The Bank of Lancaster is state-chartered and a member of the Federal Reserve System and services individual and commercial customers, the majority of which are in the Northern Neck of Virginia. The Bank has offices in the counties of Lancaster, Northumberland, Richmond, and Westmoreland, Virginia. Each branch offers a full range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest bearing. The majority of the Bank’s loan portfolio is secured by real estate.

Bay Trust Company offers full service trust and estate planning from its office on Main Street in Kilmarnock, Virginia. Bay Trust Company offers testamentary trust, revocable and irrevocable trusts, personal trusts, custodial trusts, and managed agency, as well as discount brokerage services.

Use of estimates.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates.

Estimates are used primarily in developing the allowance for loan losses, in estimating the economic life of loan fees and costs, in determining the fair value of investment securities, in computing deferred tax assets and liabilities, in determining the estimated useful lives of premises and equipment, impairment of intangibles, and in the valuation of other real estate owned.

Securities available-for-sale.    Debt and equity securities are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, excluded from income and reported as a separate component of comprehensive income until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Securities sold under repurchase agreements.    Securities sold under repurchase agreements, which are classified as secured borrowings, generally mature within one year from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Loans receivable.    Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any unearned discount and fees and costs on originating loans. Unearned discounts on certain installment loans are recognized as income over the terms of the loans by a method that approximates the effective interest method. Interest on other loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual life of the related loans.

Loans are generally placed on non-accrual status when the collection of principal or interest is ninety days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than ninety

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on non-accrual status, interest is recognized on the cash basis.

The Company considers a loan impaired when it is probable that the Company will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. Consistent with the Company’s method for non-accrual loans, interest receipts for impaired loans are recognized on the cash basis.

Allowance for loan losses.    The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Premises and equipment.    Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the premises and equipment. Estimated useful lives range from 10-40 years for buildings, and from 3-10 years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred, and major improvements are capitalized.

Other real estate owned.    Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value on the date of foreclosure to establish a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

Income taxes.    Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Pension benefits.    The noncontributory defined benefit pension plan covers substantially all full-time employees. The plan provides benefits that are based on employees’ average compensation during the five consecutive years of highest compensation. The funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as may be determined to be appropriate from time-to-time.

Post retirement benefits.    The Company provides certain health care benefits for all retired employees that meet eligibility requirements. The Company’s share of the estimated cost of benefits that will be paid after retirement is generally being accrued by charges to expense over the employees’ service periods to the dates they are fully eligible for benefits, except that the Company’s unfunded cost that existed at the adoption date is being accrued primarily in a straight-line manner that will result in its full accrual by the end of the transition obligation amortization period.

Trust assets and income.    Customer assets held by the Trust Company, other than cash on deposit, are not included in these financial statements, since such items are not assets of the Trust Company. Trust fees are recorded on the accrual basis.

Earnings per share.    Basic earnings per share represents income available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if diluted potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

Off-balance-sheet financial instruments.    In the ordinary course of business the Company has entered into off-balance-sheet financial instruments such as home equity lines of credit, commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Significant group concentration of credit risk.    Most of the Company’s business activity is with customers located in the counties of Lancaster, Northumberland, Richmond and Westmoreland, Virginia. The Company makes residential, commercial and consumer loans and a significant amount of the loan portfolio is comprised of real estate mortgage loans, which primarily are for single-family residences. The adequacy of collateral on real estate mortgage loans is highly dependent on changes to real estate values.

Advertising.    Advertising costs are expensed as incurred.

Reclassifications.    Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

Stock-based compensation plans.    At December 31, 2003, the Company had four stock-based compensation plans, which are described more fully in Note 14. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation.

	Years Ended December 31,
	2003	2002	2001
Net income, as reported	$2,013,185	$2,301,401	$2,008,839
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(89,199)	(94,704)	(78,000)

Pro forma net income	$1,923,986	$2,206,697	$1,930,839

Earnings per share:
Basic—as reported	$0.87	$1.00	$0.87
Basic—pro forma	$0.83	$0.96	$0.84
Diluted—as reported	$0.86	$0.99	$0.86
Diluted—pro forma	$0.82	$0.96	$0.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the 2003 grants were a risk free rate of 3.80%, volatility of 9.52%, a dividend yield of 2.58%, and an expected life of ten years. The assumptions used for the 2002 grants were a risk free rate of 4.20%, volatility of 7.32%, a dividend yield of 2.48%, and an expected life of ten years.

Note 2. Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the financial statements relating to the purchase of five branches. The balance of the intangibles at December 31, 2003, as reflected on the consolidated balance sheet was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses and therefore discontinued amortization, effective January 1, 2002. The intangible balance is tested for impairment at least annually. Based on the testing, there were no impairment charges in 2003.

Note 3. Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2003:
U.S. Government agencies	$20,644,546	$66,236	$(102,717)	$20,608,065
State and municipal obligations	36,498,604	1,196,751	(175,099)	37,520,256
Corporate Bonds	6,565,676	476,134	—	7,041,810
Restricted securities	1,323,600	—	—	1,323,600

	$65,032,426	$1,739,121	$(277,816)	$66,493,731

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2002:
U.S. Government agencies	$7,511,155	$358,248	$—	$7,869,403
State and municipal obligations	25,712,115	1,410,938	(15,619)	27,107,434
Corporate Bonds	13,146,266	715,713	(7,892)	13,854,087
Restricted securities	1,320,341	-—	—	1,320,341

	$47,689,877	$2,484,899	$(23,511)	$50,151,265

Gross realized gains and gross realized losses on sales of securities were as follows:

	2003	2002	2001
Gross realized gains	$370,728	$2,800	$22,269
Gross realized losses	—	—	—

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2003 are shown below:

	2003
	Amortized Cost	Fair Value
Due in one year or less	$9,336,050	$9,329,060
Due after one year through five years	26,023,278	27,005,634
Due after five through ten years	20,749,498	21,334,017
Due after ten years	7,600,000	7,501,420
Equity securities	1,323,600	1,323,600

	$65,032,426	$66,493,731

Securities with a market value of $12,319,466 and $7,109,320 at December 31, 2003 and 2002, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2003, by duration of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in an unrealized loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. The unrealized loss positions at December 31, 2003, were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions at 2003 year-end included 11 federal agencies and 16 municipal bonds, all with temporary losses less than twelve months in duration.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury obligations and direct obligations of US government agencies	$5,624,624	$102,717	$—	$—	$5,623,624	$102,717
Federal agency mortgage backed securities	—	—	—	—	—	—
States and political subdivisions	5,170,948	175,099	—	—	5,170,948	175,099
All other securities	—	—	—	—	—	—

Total temporarily impaired securities	$10,794,572	$277,816	$—	$—	$10,794,572	$277,816

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 4. Loans

The following is a summary of the balances of loans:

	2003	2002
Mortgage loans on real estate:
Construction	$24,959,214	$19,130,837
Secured by farmland	1,134,584	179,291
Secured by 1-4 family residential	104,104,372	96,056,319
Other real estate loans	22,338,503	24,977,296
Loans to farmers (except those secured by real estate)	71,479	514,330
Commercial and industrial loans (except those secured by real estate)	24,819,068	16,762,800
Consumer installment loans	10,555,735	9,995,591
All other loans	974,448	1,285,478
Net deferred loan costs and fees	1,395,125	1,237,128

Total loans	190,352,529	170,139,070
Allowance for loan losses	(1,901,576)	(1,696,914)

Loans, net	$188,450,953	$168,442,156

Note 5. Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	2003	2002	2001
Balance, beginning of year	$1,696,914	$1,493,063	$1,369,842
Provision for loan losses	312,000	471,000	325,000
Recoveries	13,032	21,467	19,157
Loans charged off	(120,370)	(288,616)	(220,936)

Balance, end of year	$1,901,576	$1,696,914	$1,493,063

Information about impaired loans is as follows:

	2003	2002
Impaired loans for which an allowance has been provided	$1,133,351	$114,872
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,133,351	$114,872

Allowance provided for impaired loans, included in the allowance for loan losses	$424,647	$36,064

Average balance in impaired loans	$1,166,208	$114,872

Interest income recognized	$43,790	$3,060

At December 31, 2003 and 2002, non-accrual loans excluded from impaired loan disclosure under FASB 114 totaled $300,250 and $154,070, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $51,836 in 2003 and $10,080 in 2002. No additional funds are committed to be advanced in connection with unpaid loans.

Note 6. Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2003 and 2002, were as follows:

	2003	2002
Land	$734,430	$734,430
Buildings and improvements	6,333,549	5,705,366
Furniture and equipment	6,776,854	6,303,929

Total cost	13,844,833	12,743,725
Less accumulated amortization and depreciation	(5,433,057)	(4,775,256)

Premises and equipment, net	$8,411,776	$7,968,469

Amortization and depreciation expense for the years ended December 31, 2003, 2002 and 2001 totaled $701,317 , $543,472 and $512,716, respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $31,716,430 and $24,331,922, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$31,310,270
2005	4,699,949
2006	34,744,087
2007	13,761,405
2008	12,145,116
Thereafter	4,677

$96,665,504

At December 31, 2003 and 2002, overdraft demand deposits reclassified to loans totaled $33,429 and $51,152, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8. Employee Benefit Plans

The following tables provide the reconciliation of changes in the benefit obligations and fair value of assets and a statement of funded status for the pension plan and postretirement plan of the Company.

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002
Change in benefit obligation
Benefit obligation, beginning of year	$1,940,693	$1,469,173	$1,457,171	$576,206	$185,986
Service cost	187,941	154,040	128,478	13,180	13,001
Interest cost	135,849	110,188	109,288	39,117	13,019
Actuarial (gain)/loss	297,493	215,759	(17,491)	(91,153)	372,165
Benefit payments	(4,726)	(8,467)	(208,273)	(21,967)	(7,965)

Benefit obligation, end of year	2,557,250	1,940,693	1,469,173	515,383	576,206

Change in plan assets
Fair value of plan assets, beginning of year	1,098,955	1,013,985	1,361,628	—	—
Actual return on plan assets	178,794	(70,503)	(139,370)	—	—
Employer contributions	199,781	163,940	—	21,967	7,965
Benefits payments	(4,726)	(8,467)	(208,273)	(21,967)	(7,965)

Fair value of plan assets, end of year	1,472,804	1,098,955	1,013,985	—	—

Funded Status
Funded status	(1,084,446)	(841,738)	(455,188)	(515,383)	(576,206)
Unrecognized prior service cost	90,618	106,990	123,362	—	—
Unrecognized transition (asset)/obligation	—	(18,311)	(36,617)	29,130	32,043
Unrecognized actuarial loss	1,071,063	884,819	521,739	266,343	388,033

(Accrued)/prepaid benefit cost	$77,235	$131,760	$153,296	(219,910)	(156,130)

Weighted-average assumptions as of December 31:
Discount rate	6.5%	7.0%	7.5%	6.5%	7.0%
Expected return on plan assets	8.5%	9.0%	9.0%	—	—
Rate of compensation increase	5.0%	5.0%	5.0%	5.0%	5.0%
Components of net periodic benefit cost
Service cost	$187,941	$154,040	$128,478	$13,180	$13,001
Interest cost	135,849	110,188	109,288	39,117	13,019
Expected return on plan assets	(108,177)	(98,866)	(117,140)	—	—
Recognized net actuarial gain	40,632	22,048	8,563	30,537	8,069
Amortization of prior service cost	16,372	16,372	16,372	—	—
Amortization of transition obligation	(18,311)	(18,306)	(18,306)	2,913	2,913

Net periodic benefit cost	$254,306	$185,476	$127,255	$85,747	$37,002

The accumulated benefit obligation for the defined benefit pension plan was $1,441,461 and $1,064,326 at December 31, 2003 and 2002, respectively.

Long-term rate of return

The plan sponsor selects the assumption for the expected long-term rate of return on assets in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed – especially with respect to real rates of return (net of inflation) – for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience – that may not continue over the measurement period – with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further – solely for this purpose – the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset allocation

The pension plan’s weighted average asset allocations at September 30, 2003, and 2002, by asset category, are as follows:

Asset category	September 30, 2003	September 30, 2002
Mutual funds—fixed income	48%	50%
Mutual funds—equity	52%	50%

Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 50% fixed income and 50% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the Trustee to administer the investments of the Trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the Trust.

The Company expects to contribute $771,589 to its pension plan in 2004.

Postretirement benefits plan

The weighted average discount rates used for the post retirement benefits calculation was 6.5% at the end of 2003, 7.0% in the beginning of 2003, and 7.0% in 2002. The weighted average rate of compensation increase was 5.0% for 2003 and 2002. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits was 10.0% in 2004 and 2005, 8.0% in 2006 and 2007, and 6.0% in 2008 and thereafter. If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2003, would be increased by $11,033 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2003, would be increased by $1,175. If assumed health care cost trend rates were decreased by 1 percentage point each year, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accumulated postretirement benefit obligation at December 31, 2003, would be decreased by $10,078 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2003, would be decreased by $1,214.

The Company expects to contribute $27,843 to its postretirement plan in 2004.

In addition, as of December 31, 2003 and 2002, the Company paid approximately $18,000 and $22,000, respectively, for employees who retired prior to adoption of FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

401(K) retirement plan

The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries and the Company matches 100% of the first 2% and 25% of the next 2% of employee’s contributions. Additional contributions can be made at the discretion of the Board of Directors. Contributions to this plan amounted to $60,022, $49,530 and $45,617 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9. Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company offers various financial products to its customers to meet their credit and liquidity needs. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Unless otherwise noted, the Company does not require collateral or other security to support financial instruments with credit risk.

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2003 and 2002, the Company had outstanding loan commitments approximating $35,167,000 and $24,927,000, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2003 and 2002, commitments under outstanding performance stand-by letters of credit aggregated $439,000 and $306,000, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company had unused lines of credit with nonaffiliated banks totaling $35,785,000 as of December 31, 2003, and 2002.

Note 10. Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At December 31, 2003, the aggregate amount of daily average required reserves for the final weekly reporting period was approximately $2,272,000.

The Company has approximately $2,059,948 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) at December 31, 2003.

Note 11. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

	2003	2002	2001
Currently payable	$410,237	$702,855	$663,745
Deferred	251,178	166,684	166,515

	$661,415	$869,539	$830,260

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2003	2002	2001
Statutory rates	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Effect of tax-exempt income	(9.3)	(6.5)	(4.9)
Other, net	—	(.1)	.1

	24.7%	27.4%	29.2%

The components of the net deferred tax assets and liabilities included in other liabilities are as follows at December 31:

	2003	2002
Deferred tax assets
Allowance for loan losses	$523,459	$453,874
Interest on non-accrual loans	17,624	3,428
Post retirement benefits	80,071	53,084
Deferred compensation	101,844	98,333
Other, net	2,674	16,692

	725,672	625,411

Deferred tax liabilities
Unrealized gain on available-for-sale securities	(496,844)	(836,872)
Pension plan	(288,600)	(112,724)
Depreciation	(477,337)	(378,161)
Amortization of intangible	(158,333)	(79,167)
Deferred loan fees and costs	(474,343)	(494,783)
Other, net	(48,558)	(30,897)

	(1,944,015)	(1,932,604)

Net deferred tax liabilities	$(1,218,343)	$(1,307,193)

Note 12. Regulatory Requirements and Restrictions

The primary source of funds available to the Parent Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. As of December 31, 2003, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval, totaled $2,245,193 or 8.95% of consolidated net assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2003 and 2002, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003, and 2002, are presented in the tables below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Amounts in Thousands)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$23,208	12.06%	$15,397	8.00%	N/A	N/A
Bank of Lancaster	$20,812	10.91%	$15,264	8.00%	$19,080	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$21,306	11.07%	$7,698	4.00%	N/A	N/A
Bank of Lancaster	$18,910	9.91%	$7,632	4.00%	$11,448	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$21,306	7.32%	$11,636	4.00%	N/A	N/A
Bank of Lancaster	$18,910	6.59%	$11,477	4.00%	$14,346	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Amounts in Thousands)
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$22,021	12.49%	$14,143	8.00%	N/A	N/A
Bank of Lancaster	$19,524	11.18%	$13,973	8.00%	$17,466	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$20,324	11.53%	$7,072	4.00%	N/A	N/A
Bank of Lancaster	$17,827	10.21%	$6,986	4.00%	$10,479	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$20,324	7.92%	$10,268	4.00%	N/A	N/A
Bank of Lancaster	$17,827	6.99%	$10,202	4.00%	$12,753	5.00%

Note 13. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (ESOP) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after three years, 40% vested after four years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 133,514 allocated shares as of December 31, 2003. Contributions to the plan were $50,000, $100,000 and $90,000 for 2003, 2002 and 2001, respectively. Dividends on the Company’s stock held by the ESOP were $73,794, $65,013 and $61,341 in 2003, 2002 and 2001, respectively. Shares held by the ESOP are considered outstanding for purposes of computing net earnings per share.

Note 14. Stock-Based Compensation Plans

The Company has four stock-based compensation plans. The 1985 Incentive Stock Option Plan expired in 1995 and no additional shares may be granted under this plan. Under the incentive stock option plan adopted in 1994, the Company may grant options to certain key employees for up to 150,000 shares. At December 31, 2003, the 1994 Plan had 2,258 shares available for grant. The 2003 Incentive Stock Option Plan was approved by shareholders on May 19, 2003, and provides for 175,000 shares. No shares were granted from the 2003 Plan in 2003. Under these plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited.

The 1998 Non-Employee Directors Stock Option Plan grants an option of 250 shares to each non-employee director annually. The plan had 20,000 shares available for grant at December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of the incentive stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	164,872	$14.13	146,682	$13.20	142,168	$13.08
Granted	30,500	14.86	41,500	16.57	36,500	16.78
Exercised	(1,000)	7.75	(10,000)	7.15	(11,700)	6.52
Forfeited	(11,690)	16.58	(13,310)	16.75	(20,286)	16.75

Outstanding at end of year	182,682	$13.58	164,872	$14.13	146,682	$13.20

Options exercisable at year-end	158,682		129,372

The weighted average fair value of options granted during 2003 and 2002 was $2.10 and $2.40, respectively.

The status of the options outstanding at December 31, 2003 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$8.25-$13.75	57,768	2.34 yrs	57,768	$ 9.93
$14.50-$17.50	124,914	7.49 yrs	100,914	$16.38

	182,682	5.53 yrs	158,682	$13.41

Note 15. Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock.

	December 31,
	2003	2002	2001
Net income available to common shareholders	$2,013,185	$2,301,401	$2,008,839

Weighted average number of common shares used in earnings per common share—basic	2,313,596	2,301,364	2,310,522
Effect of dilutive securities: stock options	24,885	8,595	34,284

Weighted average number of common shares used in earnings per common share—assuming dilution	2,338,481	2,309,959	2,344,806

As of December 31, 2003, and December 31, 2002, options on 74,308 shares and 86,304 shares, respectively, were not included in computing earnings per common share—assuming dilution, because their effects were antidilutive.

Note 16. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was approximately $2,963,803 and $2,221,864 at December 31, 2003 and 2002, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2003	$2,221,864
New loans	1,459,033
Repayments	(717,094)

Balance, December 31, 2003	$2,963,803

Commitments to extend credit to directors and their related interests were $778,981 and $904,101 in 2003 and 2002, respectively.

Note 17. Fair Value of Financial Instruments

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$7,762,030	$7,762,030	$9,875,840	$9,875,840
Interest-bearing deposits	102,868	102,868	159,730	159,730
Federal funds sold	13,907,525	13,907,525	19,978,688	19,978,688
Securities available-for-sale	66,493,731	66,493,731	50,151,265	50,151,265
Loans, net of allowance for loan losses	188,450,953	188,947,767	168,442,156	174,186,528
Accrued interest receivable	1,261,784	1,261,784	1,453,952	1,453,952
Financial liabilities:
Non-interest bearing deposits	34,290,391	34,290,391	25,731,769	25,731,769
Savings and other interest-bearing deposits	126,127,299	126,122,327	114,421,623	115,248,949
Time deposits	96,665,504	99,096,992	91,362,789	91,777,846
Securities sold under repurchase agreements	6,478,601	6,478,601	4,481,764	4,481,764
Accrued interest payable	219,641	219,641	288,192	288,192

The above presentation of fair values is required by Statement on Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The fair values shown do not necessarily represent the amounts which would be received on immediate settlement of the instruments. Statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

The carrying amounts of cash and due from banks, federal funds sold, non-interest bearing demand deposits, and savings deposits, represent items which do not present significant market risks, are payable on demand, or are of such short duration that carrying value approximates market value.

Securities available-for-sale are valued at the quoted market prices for the individual securities held. Therefore carrying value equals market value.

The fair value of loans is estimated by discounting future cash flows using the current interest rates at which similar loans would be made to borrowers.

Other time deposits are presented at estimated fair value using interest rates currently offered for deposits of similar remaining maturities.

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2003 and 2002, the fair value of loan commitments and standby letters of credit was immaterial.

Note 18. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

	2003	2002
Condensed Balance Sheets
Assets
Cash and due from banks	$1,009,873	$1,303,893
Investment in subsidiaries	23,690,305	23,388,631
Premises and equipment, net	149,147	157,935
Other assets	416,078	288,583

Total assets	$25,265,403	$25,139,042

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	274,438	$259,667
Federal income taxes payable	—	208,779
Other liabilities	7,602	8,838

Total liabilities	282,040	477,284

Total shareholders’ equity	24,983,363	24,661,758

Total liabilities and shareholders’ equity	$25,265,403	$25,139,042

	2003	2002	2001
Condensed Statements of Income
Non-interest income
Dividends from subsidiaries	$1,275,000	$1,225,000	$2,070,000
Other income	26,043	—	—

Total non-interest income	1,301,043	1,225,000	2,070,000

Total non-interest expense	364,746	186,766	144,958

Income before income taxes and equity in undistributed earnings of subsidiaries	936,297	1,038,234	1,925,042

Equity in undistributed earnings of subsidiaries	961,729	1,199,667	83,797

Income tax (benefit)	(115,159)	(63,500)	—

Net income	$2,013,185	$2,301,401	$2,008,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 18. Unconsolidated Financial Statements of Parent Company (Concluded)

	2003	2002	2001
Condensed Statements of Cash Flows
Cash Flows From Operating Activities
Net income	$2,013,185	$2,301,401	$2,008,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,826	28,758	28,653
Equity in undistributed earnings of subsidiaries	(961,729)	(1,199,667)	(83,797)
(Increase) in other assets	(79,416)	(16,467)	(50,295)
Net change in deferred directors’ compensation	14,771	(6,581)	50,295
Increase / (decrease) in other liabilities	(275,132)	139,865	77,040

Net cash provided by operating activities	737,505	1,247,309	2,030,735

Cash Flows From Investing Activities
Net change in due from subsidiaries	—	136,745	433,099
Purchases of premises and equipment	—	—	(14,307)

Net cash provided by investing activities	—	136,745	418,792
Cash Flows From Financing Activities
Proceeds from issuance of common stock	395,937	380,789	339,572
Dividends paid	(1,318,104)	(1,150,503)	(1,075,919)
Repurchase of stock	(109,358)	(469,583)	(748,617)

Net cash used in financing activities	(1,031,525)	(1,239,297)	(1,484,964)

Net increase (decrease) in cash and due from banks	(294,020)	144,757	964,563
Cash and due from banks at January 1	1,303,893	1,159,136	194,573

Cash and due from banks at December 31	$1,009,873	$1,303,893	$1,159,136

Note 19. Quarterly Condensed Statements of Income (unaudited)

2003 Quarter ended (in thousands)	March 31	June 30	September 30	December 31
Total interest income	$3,410	$3,349	$3,244	$3,325
Net interest income after provision for loan losses	2,064	2,044	2,021	2,122
Other income	610	756	680	914
Other expenses	2,043	2,196	2,118	2,179
Income before income taxes	630	604	583	858
Net income	439	439	464	671
Earnings per common share—assuming dilution	0.19	0.19	0.20	0.28
Dividends per common share	0.14	0.14	0.14	0.15

2002 Quarter ended (in thousands)	March 31	June 30	September 30	December 31
Total interest income	$3,563	$3,528	$3,495	$3,558
Net interest income after provision for loan losses	2,063	2,048	2,069	2,102
Other income	507	480	551	553
Other expenses	1,672	1,683	1,842	2,005
Income before income taxes	898	845	777	651
Net income	642	584	563	512
Earnings per common share—assuming dilution	0.27	0.25	0.24	0.23
Dividends per common share	0.12	0.12	0.12	0.14

Yount, Hyde & Barbour, P.C. Certified Public Accountants and Consultants

Independent Auditor’s Report

To the Shareholders and Directors

Bay Banks of Virginia, Inc.

and Subsidiaries

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Bay Banks of Virginia, Inc. and Subsidiaries for the year ended December 31, 2001, were audited by other auditors whose report, dated January 31, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Winchester, Virginia

January 30, 2004

Ten Year Comparison of Earnings and Dividends

	Net Income	Dividends Paid	Earnings per Common Share*	Dividends per Share*
1994	1,378,185	529,060	0.64	0.25
1995	1,523,831	581,172	0.70	0.27
1996	1,831,616	642,102	0.82	0.29
1997	1,959,832	723,741	0.86	0.32
1998	1,930,900	809,825	0.84	0.35
1999	2,175,378	910,279	0.93	0.39
2000	1,612,620	996,885	0.70	0.43
2001	2,008,839	1,075,919	0.87	0.47
2002	2,301,401	1,150,503	1.00	0.50
2003	2,013,185	1,318,104	0.87	0.57

Ten Year Comparison of Financial Condition

	Securities	Loans, net	Total Assets	Deposits
1994	52,293,024	87,642,815	150,646,340	136,950,209
1995	46,000,953	93,212,634	156,167,460	140,289,333
1996	45,249,656	100,711,314	159,333,211	142,109,886
1997	44,066,442	104,202,928	169,006,071	149,604,806
1998	59,007,884	113,642,610	200,270,927	178,268,851
1999	53,169,880	130,431,636	199,772,678	177,701,967
2000	52,582,952	147,677,876	225,331,729	200,178,086
2001	47,993,730	150,252,556	245,594,193	219,193,565
2002	50,151,265	168,442,156	263,060,149	231,516,181
2003	66,493,731	188,450,953	290,710,625	257,083,194

* Per share data is adjusted for a 2 for 1 stock split in 1996, and a 2 for 1 stock split in 2002.

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

In connection with the audit of the two fiscal years ending December 31, 2001 and the subsequent interim period preceding the engagement of Yount, Hyde & Barbour, P.C., there were no disagreements with Eggleston Smith, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Eggleston Smith, P.C. did not resign or decline to stand for reelection. Upon selection of Yount, Hyde & Barbour, P.C., the Company dismissed Eggleston Smith, P.C. with respect to the audit of the Company’s consolidated financial statements for periods beginning with the fiscal year ending December 31, 2002 and thereafter. The report of Eggleston Smith P.C.on the consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the two year period ended December 31, 2001, contained no adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

The Company requested that Eggleston Smith, P.C. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Eggleston Smith, P.C. complied and the Company maintains the letter on file.

ITEM 9A: CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All required information on the executive officers and directors of the Company is detailed in the Company’s 2004 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the Securities and Exchange Commission within the required time period, and is incorporated herein by reference.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on audit procedures for CPA process approval is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part I, Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to the previously filed Form 10-K dated December 31, 2003 and filed on March 29, 2004).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to the previously filed Form 10-K dated December 31, 2003 and filed on March 29, 2004).

10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579 dated February 28, 1997).

10.2	1998 Non-Employee Directors Stock Option Plan (incorporated by reference to the previously filed Annual Report on Form 10-K for the year ended December 31, 1999).

10.3	2003 Stock Incentive Plan. (Incorporated by reference to Form S-8, Commission File Number 333-112947 previously filed on February 19, 2004).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

23.2	Consent of Eggleston Smith, P.C. (filed herewith).

99.1	Independent Accountant’s Report by Eggleston Smith, P.C. relating to Years ended December 31, 2001 and 2000 (filed herewith).

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

b)	Reports on Form 8-K:

One report on form 8-K was filed with the Securities and Exchange Commission on December 1, 2003 announcing the fourth quarterly dividend.

SIGNATURES

In accordance with the requirements of Section 13 (or 15d) of the Exchange Act, of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 2004.

Bay Banks of Virginia, Inc.

/s/ Austin L. Roberts, III
Austin L. Roberts, III	President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities indicated on the 26th day of March 2004.

Name	Position
/s/ Ammon G. Dunton, Jr. Ammon G. Dunton, Jr.	Chairman, Board of Directors

/s/ Austin L. Roberts, III Austin L. Roberts, III	President and CEO

/s/ Weston F. Conley, Jr. Weston F. Conley, Jr.	Director

/s/ William A. Creager William A. Creager	Director

/s/ Thomas A. Gosse Thomas A. Gosse	Director

/s/ A. Wayne Saunders A. Wayne Saunders	Director

/s/ Richard C. Abbott Richard C. Abbott	Treasurer and Principal Accounting Officer