Form 10-Q
period 2004-03-31
BAY BANKS OF VIRGINIA INC
filed 2004-05-06
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,331,918 shares of common stock on March 31, 2004.

FORM 10-Q

For the interim period ending March 31, 2004.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Bay Banks of Virginia, Inc.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$8,227,757	$7,762,030
Interest-bearing deposits	116,678	102,868
Federal funds sold	15,386,001	13,907,525
Securities available for sale, at fair value	54,743,881	66,076,937
Securities held to maturity, at amortized cost	420,012	416,794
Loans, net of allowance for loan losses of $1,909,158 and $1,901,576	201,093,550	188,450,953
Premises and equipment, net	8,474,939	8,411,776
Accrued interest receivable	1,249,066	1,261,784
Other real estate owned	139,606	76,514
Core deposit intangible	2,807,842	2,807,842
Other assets	1,940,517	1,435,602

Total Assets	$294,599,847	$290,710,625

LIABILITIES
Demand deposits	$34,614,584	$34,290,391
Savings and interest-bearing demand deposits	131,233,399	126,127,299
Time deposits	95,707,753	96,665,504
Total Deposits	261,555,736	257,083,194

Securities sold under repurchase agreements	5,218,047	6,478,601
Other liabilities	2,196,231	2,070,426

Total Liabilities	$268,970,014	$265,632,221

SHAREHOLDERS’ EQUITY
Common stock - $5 par value;
Authorized - 5,000,000 shares;
Outstanding - 2,331,918 and 2,326,080 shares	$11,659,588	$11,630,401
Additional paid-in capital	4,403,835	4,336,929
Retained earnings	8,188,480	8,146,613
Accumulated other comprehensive income, net	1,377,930	964,461

Total Shareholders’ Equity	$25,629,833	$25,078,404

Total Liabilities and Shareholders’ Equity	$294,599,847	$290,710,625

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Income (unaudited)

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
INTEREST INCOME
Loans, including fees	$2,819,926	$2,732,489
Securities:
Taxable	350,884	425,409
Tax-exempt	200,381	179,553
Federal funds sold	29,238	72,806

Total interest income	3,400,429	3,410,257

INTEREST EXPENSE
Deposits	1,057,899	1,258,978
Federal funds purchased and securities sold under repurchase agreements	5,911	9,327

Total interest expense	1,063,810	1,268,305

Net interest income	2,336,619	2,141,952
Provision for loan losses	75,000	78,000

Net interest income after provision for loan losses	2,261,619	2,063,952

NONINTEREST INCOME
Income from fiduciary activities	165,006	138,468
Service charges on deposit accounts	137,536	138,294
Other service charges and fees	182,289	147,996
Secondary market lending fees	21,481	92,288
Securities gains	154,599	20,857
Other real estate gains	7,136	34,911
Other income	23,169	36,878

Total non-interest income	691,216	609,692

NONINTEREST EXPENSES
Salaries and employee benefits	1,405,295	1,044,609
Occupancy expense	358,762	261,496
Bank franchise tax	56,455	52,488
Visa expense	80,414	71,366
Telephone expense	41,196	46,300
Other expenses	445,376	567,232

Total non-interest expenses	2,387,498	2,043,491

Income before income taxes	565,337	630,153
Income tax expense	168,618	191,232

Net Income	$396,719	$438,921

Basic Earnings per Share
Average basic shares outstanding	2,325,920	2,305,385
Net income per share of common stock	$0.17	$0.19

Diluted Earnings per Share
Average diluted shares outstanding	2,352,716	2,316,288
Net income per share of common stock	$0.17	$0.19

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Quarter ended March 31, 2004	Quarter ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$396,719	$438,921
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation	186,794	183,724
Amortization and accretion of securities	(15,158)	5,587
Provision for loan losses	74,965	78,000
Gain on sale of securities	(154,599)	(20,857)
Gain on sale of other real estate owned	(7,136)	(34,911)
(Increase) / Decrease in other assets	(492,197)	337,914
Decrease in Other Liabilities	(87,194)	(107,332)

Net cash (used in) / provided by operating activities	(97,806)	881,046

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	2,399,803	3,797,835
Proceeds from sales of available-for-sale securities	18,166,037	2,449,500
Purchases of available-for-sale securities	(8,439,776)	(2,615,760)
Increase in interest bearing deposits	(13,810)	(12,125)
Increase in Fed Funds Sold	(1,478,476)	(10,062,834)
(Increase) / Decrease in loans outstanding	(12,778,010)	739,152
Purchases of premises and equipment	(249,956)	(308,818)
Proceeds from sale of other real estate owned	4,492	119,647

Net cash used in investing activities	(2,389,696)	(5,893,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in demand, savings, & other interest-bearing deposits	5,430,293	7,130,105
Increase / (Decrease) in time deposits	(957,751)	2,838,273
Decrease in securities sold under repurchase agreements	(1,260,554)	(606,777)
Proceeds from issuance of common stock	100,555	102,685
Dividends paid	(348,815)	(322,680)
Repurchase of common stock	(10,499)	(54,145)

Net cash provided by financing activities	2,953,229	9,087,461

Net increase in cash & due from banks	465,727	4,075,104
Cash & due from banks at beginning of period	7,762,030	9,875,840

Cash & due from banks at end of period	$8,227,757	$13,950,944

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,059,258	$1,240,402
Income taxes paid	$0	$17,129
Unrealized gain on investment securities	$626,468	$144,638
Loans transferred to other real estate owned	$60,180	$0

See Notes to Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders Equity
Balance on 1/1/2003	$11,536,800	$4,080,693	$7,514,790	$1,624,516	$24,756,799

Comprehensive Income:
Net Income			438,921		438,921
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of $42,950				83,373	83,373
Reclassification adjustment for security gains included in net income, net of taxes of $6,227				12,088	12,088

Total Comprehensive Income	—	—	438,921	95,461	534,382
Cash dividends paid — $0.14/share			(322,680)		(322,680)
Stock repurchases	(17,500)	(5,264)	(31,381)		(54,145)
Sale of common stock —
Dividend reinvestment plan	31,645	63,290	—	—	94,935
Stock Options exercised	5,000	2,750	—	—	7,750

Balance on 3/31/03	$11,555,944	$4,141,469	$7,599,651	$1,719,977	$25,017,041

Balance on 1/1/2004	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404
Comprehensive Income:
Net Income			396,719		396,719
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of $160,436				311,434	311,434
Reclassification adjustment for security gains included in net income, net of taxes of $52,564				102,035	102,035

Total Comprehensive Income	—	—	396,719	413,469	810,188
Cash dividends paid — $0.15/share			(348,815)		(348,815)
Stock repurchases	(3,250)	(1,212)	(6,037)		(10,499)
Sale of common stock:
Dividends Reinvested	32,437	68,118	—	—	100,555

Balance on 3/31/04	$11,659,588	$4,403,835	$8,188,480	$1,377,930	$25,629,833

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1:

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”) and 100% of Bay Trust Company of Virginia, Inc. (the “Trust Company”). The Consolidated Financial Statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia.

The accounting and reporting policies of the registrant conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant’s 2003 Annual Report to Shareholders.

As of March 31, 2004, the Company has four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 if the Company had applied fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation.

	March 31, 2004	March 31, 2003
	(unaudited)	(unaudited)
Net Income, as reported	$396,719	$438,921
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(10,563)	(33,642)

Pro forma net income	$386,156	$405,279

Earnings per share:
Basic - as reported	$0.17	$0.19
Basic - pro forma	$0.16	$0.18
Diluted - as reported	$0.17	$0.19
Diluted - pro forma	$0.16	$0.18

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at March 31, 2004, and December 31, 2003, follow:

Available-for-sale securities March 31, 2004 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$13,607,712	$119,611	$(6,493)	$13,720,830
State and municipal securities	29,112,986	1,589,149	(3,519)	30,698,616
Corporate bonds	8,551,084	385,451	0	8,936,535
Restricted securities	1,387,900	0	0	1,387,900

	$52,659,682	$2,094,211	$(10,012)	$54,743,881

Available-for-sale securities December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$20,644,546	$66,235	$(102,717)	$20,608,064
State and municipal securities	36,081,277	1,196,751	(174,565)	37,103,463
Corporate bonds	6,565,676	476,134	0	7,041,810
Restricted securities	1,323,600	0	0	1,323,600

	$64,615,099	$1,739,120	$(277,282)	$66,076,937

Held-to-maturity securities March 31, 2004 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$0	$0	$0	$0
State and municipal securities	420,012	3,573	0	423,585
Corporate bonds	0	0	0	0
Restricted securities	0	0	0	0

	$420,012	$3,573	$0	$423,585

Held-to-maturity securities December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$0	$0	$0	$0
State and municipal securities	416,794	0	(534)	416,260
Corporate bonds	0	0	0	0
Restricted securities	0	0	0	0

	$416,794	$0	$(534)	$416,260

Securities with a market value of $10.8 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of March 31, 2004. The market value of pledged securities at year-end 2003 was $12.3 million.

Note 3: Loans

The components of loans were as follows:

	March 31, 2004	December 31, 2003
	(unaudited)
Mortgage loans on real estate:
Construction	$27,217,713	$24,959,214
Secured by farmland	1,683,102	1,134,585
Secured by 1-4 family residential	109,229,755	104,104,372
Other real estate loans	22,109,701	22,338,503
Loans to farmers (except those secured by real estate)	741,536	71,479
Commercial and industrial loans (not secured by real estate)	29,677,513	24,819,068
Consumer installment loans	9,837,871	10,555,735
All other loans	1,114,854	974,448
Net deferred loan costs and fees	1,390,663	1,395,125

Total loans	$203,002,708	$190,352,529
Allowance for loan losses	(1,909,158)	(1,901,576)

Loans, net	$201,093,550	$188,450,953

Loans upon which the accrual of interest has been discontinued totaled $1,377 thousand as of March 31, 2004, and $269 thousand as of December 31, 2003.

Note 4: Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	3/31/2004	12/31/2003	3/31/2003
	(unaudited)		(unaudited)
Balance, beginning of year	$1,901,576	$1,696,914	$1,696,914
Provision for loan losses	75,000	312,000	78,000
Recoveries	10,456	13,032	3,524
Loans charged off	(77,874)	(120,370)	(42,928)

Balance, end of period	$1,909,158	$1,901,576	$1,735,510

Note 5: Earnings per share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.

	Quarter ended March 31, 2004		Quarter ended March 31, 2003
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,325,920	$0.17	2,305,385	$0.19
Effect of dilutive securities:
Stock options	26,796		10,903
Diluted earnings per share	2,352,716	$0.17	2,316,288	$0.19

As of March 31, 2004, and March 31, 2003, options on 74,308 shares and 103,410 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at March 31, 2004, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at March 31, 2004.

Note 7: Employee Benefit Plans

Components of Net Periodic Benefit Cost

Quarter ended March 31, 2004 (unaudited)

	Pension Benefits		Post Retirement Benefits
	2004	2003	2004	2003
Service Cost	$59,253	$46,986	$3,829	$3,250
Interest Cost	41,555	33,962	8,152	3,255
Expected Return on Plan Assets	(33,689)	(27,044)	0	0
Amortization of Prior Service Cost	4,093	4,093	0	0
Amortization of Net (Gain)/Loss	11,324	10,158	5,000	2,017
Amortization of Transition Obligation	0	(4,578)	728	728

Net Periodic Benefit Cost	$82,536	$63,577	$17,709	$9,250

Employer Contributions

The Company previously disclosed in its Annual Report on Form 10-K its consolidated financial statements for the year-ended December 31, 2003, that it expected to contribute $771,589 to its pension plan and $27,843 to its post-retirement benefit plan in 2004. As of March 31, 2004, a contribution of $771,589 and $27,843, respectively, has been made. The Company presently anticipates no further contributions during the remainder of 2004.

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

GOODWILL. In October 2003, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used. The Company adopted this interpretation of Statement 147 for the intangibles associated with branch acquisitions that were executed in 1994, 1997, and 2000. The Company conducted an in-depth study of the issue and has determined that the intangibles associated with these branch acquisitions qualify as a business combination as described in Statement 141 and 142, as well as Emerging Issues Task Force Ruling 98-3.

RECENT ACCOUNTING PRONOUNCEMENTS.

There were no new Financial Accounting Standards Board promulgations in the first quarter of 2004 that will impact Bay Banks of Virginia, Inc.

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

Bay Banks of Virginia, Inc.

Financial Highlights (unaudited)

Three months ended (Thousands)	As of March 31, 2004	As of March 31, 2003	Change
FINANCIAL CONDITION
Average Assets	292,655	265,998	10.0%
Average Interest-earning Assets	266,237	238,490	11.6%
Average Earning Assets to Total Average Assets	91.0%	89.7%	1.4%
Period-end Interest-bearing Liabilities	232,159	215,335	7.8%
Average Interest-bearing Liabilities	227,303	212,184	7.1%
Average Equity, including FAS 115 adjustment	25,231	24,929	1.2%
Tier 1 Capital	21,444	20,489	4.7%
Net Risk-weighted Assets	202,239	178,026	13.6%
Tier 2 Capital	1,909	1,736	10.0%

RESULTS OF OPERATIONS
Net Interest Income before Provision	2,337	2,142	9.1%
Net Income	397	439	-9.6%
Annualized Yield on Average Interest-earning Assets	5.26%	5.87%	-10.4%
Annualized Cost of Average Interest-bearing Liabilities	1.88%	2.39%	-21.3%
Annualized Net Yield on Average Interest-earning Assets	3.66%	3.74%	-2.1%
Annualized Net Interest Rate Spread	3.38%	3.48%	-2.6%

RATIOS
Total Capital to Risk-weighted Assets (10% min)	11.5%	12.5%	-8.0%
Tier 1 Capital to Risk-weighted Assets (6% min)	10.6%	11.5%	-7.8%
Leverage Ratio (5% min)	7.4%	7.8%	-5.1%
Annualized Return on Average Assets (ROA)	0.5%	0.7%	-28.6%
Annualized Return on Average Equity (ROE)	6.3%	7.0%	-10.0%

Period-end basic shares outstanding	2,331,918	2,311,189	0.9%
Average basic shares outstanding	2,325,920	2,305,385	0.9%
Average diluted shares outstanding	2,352,716	2,316,288	1.6%

PER SHARE DATA
Diluted earnings per average share (EPS)	0.17	0.19	-10.5%
Cash Dividends per average share (three months)	0.15	0.14	7.1%
Book Value per share - basic
before Accumulated Comprehensive Income/Loss	10.40	10.08	3.2%
after Accumulated Comprehensive Income/Loss	10.99	10.82	1.6%

Book Value per average share - basic
before Accumulated Comprehensive Income/Loss	10.43	10.11	3.2%
after Accumulated Comprehensive Income/Loss	11.02	10.85	1.6%

EARNINGS SUMMATION

For the three months ended March 31, 2004, net income was $397 thousand as compared to $439 thousand for the comparable period in 2003, a decrease of 9.6%. Diluted earnings per average share for the first three months of 2004 were $0.17 as compared to $0.19 for the first three months of 2003. Annualized return on average assets was .5% for the first three months of 2004 as compared to .7% for the first three months of 2003, a decrease of 28.6%. Annualized return on average equity was 6.3% for the first three months of 2004, compared to 7.0% for the first three months of 2003, a decrease of 10.0%.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 3.66% as of March 31, 2004 compared to 3.74% for the same period in 2003 for a decrease of 2.1%.

Net interest income before provision for loan losses for the first three months of 2004 was $2.3 million, compared to $2.1 million for the first three months of 2003, an increase of $195 thousand or 9.1%. Increases in net interest income were driven by loan growth (changes in volume) during the first quarter of 2004. Average interest-earning assets totaled $266.2 million for the first three months of 2004 as compared to $238.5 million for the first three months of 2003, an increase of 11.6%. Average interest-earning assets as a percent of total average assets was 91.0% for the first three months of 2004 as compared to 89.7% for the comparable period of 2003, an increase of 1.4%. The annualized yield on average interest-earning assets for the first three months of 2004 was 5.26% as compared to 5.87% for the first three months of 2003, a decrease of 10.4%.

As loan volumes continue to increase, the Company will realize increasing net interest income based upon these increases. These increases are incremental however, as the increase in yield on new loan volume which is replacing Federal Funds Sold, is partially offset by the decline in investment yields. Management expects loan growth to continue to improve throughout 2004, in which case net interest income will continue to improve. In addition, as the investment portfolio management continues, yields on this asset should also improve, thereby further improving net interest income.

Average interest-bearing liabilities totaled $227.3 million for the first three months of 2004 as compared to $212.2 million for the first three months of 2003, an increase of 7.1%. The annualized yield (cost) on interest-bearing liabilities for the first three months of 2004 was 1.88% as compared to 2.39% for the first three months of 2003, a decrease of 21.3%.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized rate on interest bearing liabilities was 3.38% at quarter end 2004 and 3.48% at quarter end 2003. This represents a reduction in net interest spread of 10 basis points or 2.9%.

Average total assets for the first three months of 2004 were $292.7 million as compared to $266.0 million for the first three months of 2003, an increase of 10.0%.

Throughout 2003, the Company experienced significant compression in its net interest margin and consequently its net interest income. As the general rate environment reached historic lows during the fourth quarter of 2002 and throughout 2003, the Company experienced heavy volumes of loan prepayments as consumers fled adjustable rate mortgages for conventional 30 year fixed rate loans. These conventional mortgages are not held in the Company’s portfolio, but rather, are sold into the secondary market on an individual loan by loan basis. The sale of these loans creates fee income at the time of sale, but reduces the Company’s expected future cash flow from interest income and principal repayment. Fortunately, while record numbers of loans were being paid off into the secondary market, record numbers of new loans were being generated for the Company’s loan portfolio.

However, as the historically low interest rate environment continues to persist, the new loan volume that is being placed in the Company’s loan portfolio is at significantly lower rates than those that were paid off and re-financed into conventional secondary market mortgages during 2003. The first quarter of 2004 has resulted in very strong loan growth. This growth has resulted in increases in net interest income through volume rather than rate. The vast majority of loans being recorded are adjustable and variable rate loans which will re-price upwardly when the interest rate market becomes less accommodative. The balance sheet of the Company is slightly asset sensitive as of quarter end 2004 and is therefore well positioned for a rising rate environment. In contrast, a continuing accommodative interest rate policy will result in further compression in the interest income of the Company.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis)	Three months ended 3/31/2004			Three months ended 3/31/2003
(Thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Investments (Book Value):
Taxable Investments	$38,400	$351	3.65%	$27,958	$425	6.08%
Tax-Exempt Investments (1)	20,464	303	5.93%	16,515	272	6.59%

Total Investments	58,864	654	4.45%	44,473	697	6.27%

Gross Loans (2)	196,411	2,820	5.74%	169,256	2,732	6.46%
Interest-bearing Deposits	117	0	0.33%	135	0	0.79%
Fed Funds Sold	10,845	29	1.08%	24,625	73	1.18%

TOTAL INTEREST EARNING ASSETS	$266,237	$3,504	5.26%	$238,489	$3,502	5.87%

INTEREST-BEARING LIABILITIES:
Deposits:
Savings Deposits	$64,414	$236	1.46%	$60,134	$286	1.90%
NOW Deposits	44,777	57	0.51%	39,367	103	1.04%
CD’s >= $100,000	31,719	250	3.15%	25,226	232	3.68%
CD’s < $100,000	64,617	502	3.10%	67,556	581	3.44%
Money Market Deposit Accounts	18,235	17	0.37%	16,144	59	1.45%

Total Interest Bearing Deposits	$223,762	$1,062	1.90%	$208,427	$1,261	2.42%
Fed funds purchased	10	0	1.12%
Securities Sold to Repurchase	3,531	6	0.65%	3,757	9	0.98%

TOTAL INTEREST-BEARING LIABILITIES	$227,303	$1,068	1.88%	$212,184	$1,270	2.39%

Net Interest Income/Yield on Earning Assets		$2,436	3.66%		$2,232	3.74%
Net Interest Rate Spread			3.38%			3.48%

(1)	– Yield and income assumes a federal tax rate of 34%.
(2)	– Includes Visa program and non-accrual loans

Through the three months ended March 31, 2004, average interest-earning assets were comprised of the loan portfolio with $196.4 million and the investment portfolio with $58.9 million. For the three month period ended March 31, 2004, compared to the same period in 2003, on a fully tax equivalent basis, tax-exempt investment yields declined to 5.93% from 6.59%, and taxable investment yields decreased to 3.65% from 6.08%, resulting in a decrease in total investment yield to 4.45% from 6.27%. During 2003 the Company experienced higher volumes of called bonds and pay-downs on mortgage-backed investments. Coupled with the sale of bonds, at a gain, the yield on the investment portfolio in real terms has declined. However, management has positioned the bond portfolio with a much shorter average life in anticipation of improving yields.

In the first three months of 2004, gross loans on average yielded 5.74% as compared to 6.46% for the same period in 2003. As mentioned above, loan prepayments were significant in 2003 and have resulted in compression in the net interest margin. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans through the first quarter of 2004. In addition, the Company did not enter into the thirty year fixed rate market and did not, therefore, place any significant amount of fixed rate loans in its portfolio. By keeping the re-pricing terms of the loan portfolio short, the Company is positioned for a rising rate environment.

In an effort to offset the reduction in loan and investment yields, management has reduced the yields (costs) on average interest-bearing deposits during the first three months of 2004, compared to the same period in 2003, as follows. Savings yields were reduced to 1.46% compared to 1.90%, NOW accounts were reduced to 0.51% compared to 1.04%, money market demand accounts were reduced to 0.37% compared to 1.45%, certificates of deposit greater than or equal to $100 thousand were reduced to 3.15% compared to 3.68%, and certificates of deposit less than $100 thousand were reduced to 3.10% compared to 3.44%. The resulting total yield on average deposits through March 31, 2004, was reduced to 1.90% compared to 2.42% for the same period of 2003.

The Company is positioned in a highly competitive environment. The competition for deposits has been historically strong. Management expects that the current deposit interest rate environment will remain throughout 2004. Currently, competition for deposits has not resulted in significant increases in the advertised rates for deposits and this has allowed the Company to maintain a favorable deposit rate structure. However, competitive pressure from other local banks, regional banks, insurance companies, credit unions and credit card companies may increase throughout 2004.

Interest Rate Sensitivity Analysis

as of March 31, 2004

(Thousands)	Within 3 months	3-12 Months	1-5 Years	Over 5 Years	Total
Interest-Bearing Due From Banks	117	0	0	0	117
Fed Funds Sold	15,386	0	0	0	15,386
Investments	10,520	4,675	18,195	21,774	55,164
Loans	51,972	51,176	78,037	20,427	201,612

Total Earning Assets	77,995	55,851	96,232	42,201	272,279

NOW Accounts	0	28,661	19,106	0	47,767
MMDA’s	0	10,825	7,218	0	18,043
Savings	43,213	13,326	0	8,884	65,423
CD’s < $100,000	8,676	12,054	43,178	5	63,913
CD’s >= $100,000	3,495	6,137	22,163	0	31,795

Total Interest Bearing Deposits	55,384	71,003	91,665	8,884	226,941
Securities Sold to Repurchase	5,218	0	0	0	5,218

Total Interest Bearing Liabilities	60,602	71,003	91,665	8,884	232,159
Rate Sensitive Gap	17,393	(15,152)	4,567	33,312	40,120
Cumulative Gap	17,393	2,241	6,808	40,120

As of March 31, 2004, the Company had interest-earning assets that mature within three months totaling $78.0 million, within twelve months totaling $55.9 million, through five years totaling $96.2 million, and over five years totaling $42.2 million. In comparison, interest-bearing liabilities maturing within three months totaled $60.6 million, within twelve months totaled $71.0 million, within five years totaled $91.7 million and over five years totaled $8.8 million. The tabular information indicates that the Company is slightly asset sensitive at twelve months, and becoming more asset-sensitive beyond one year. Management believes this will position the Company favorably in a rising rate environment. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

LIQUIDITY

The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On March 31, 2004, federal funds sold totaled $15.4 million and securities maturing in one year or less totaled $15.2 million, for a total pool of $30.6 million. The liquidity ratio as of March 31, 2004 was 25.4% as compared to 28.8% as of December 31, 2003. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by net liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio and does not anticipate a significant change in the liquidity structure of the Company. In addition, the Company maintains available lines of credit with the Federal Home Loan Bank of Atlanta and several correspondent banks.

CAPITAL RESOURCES

From December 31, 2003, to March 31, 2004, total shareholder’s equity increased to $25.6 million from $25.1 million or 2.2%. The Company’s capital resources are impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before unrealized gains or losses was $24.3 million on March 31, 2004, and $24.1 million on December 31, 2003. Unrealized gains were $1.4 million at quarter end 2004 and $964 thousand at December 31, 2003. This represents an increase of $413 thousand or 42.9% during the three month period.

Book value per share, basic, on March 31, 2004, compared to March 31, 2003, grew to $10.99 from $10.82, an increase of 1.6%. Book value per share, basic, before accumulated comprehensive income on March 31, 2004, compared to March 31, 2003, grew to $10.40 from $10.08, an increase of 3.2%. Cash dividends paid for the three months ended March 31, 2004, were $349 thousand, or $0.15 per share, compared to $323 thousand, or $0.14 per share, for the comparable period ended March 31, 2003 an increase of 7.1%. Average basic shares outstanding for the three months ended March 31, 2004, were 2,325,920 compared to 2,305,385 for the comparable period ended March 31, 2003. The Company began a share repurchase program in August of 1999 and has continued the program into 2004. The plan authorizes a total of 115,000 shares for repurchase.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of March 31, 2004 the Company maintained Tier 1 capital of $21.4 million, net risk weighted assets of $202.2 million, and Tier 2 capital of $1.9 million. On March 31, 2004, the Tier 1 capital to risk weighted assets ratio was 10.6%, the total capital ratio was 11.5%, and the tier 1 leverage ratio was 7.4%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

As of March 31, 2004, total assets increased by 1.3% for the three month period ended December 31, 2003. Total assets were $294.6 million at quarter end 2004 as compared to $290.7 million at year-end 2003. Cash and cash equivalents totaled $8.3 million on March 31, 2004, compared to $7.8 million at year-end 2003.

During the three months ended March 31, 2004, gross loans increased by $12.6 million or 6.7%, to $201.1 million from $188.5 million at year-end 2003. The components of this increase were real estate mortgage loans secured by 1-4 family residential collateral with 4.8% growth to $109.2 million, residential construction loans grew 9.0% to $27.2 million, and commercial loans with 19.6% growth to $29.7 million.

For the three months ended March 31, 2004, the Company charged off loans totaling $78 thousand. For the comparable period in 2003, total loans charged off were $43 thousand. The Company maintained $140 thousand of other real estate owned (“OREO”) as of March 31, 2004. As of year-end 2003, this balance was $77 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $75 thousand through the first three months, and the allowance for loan losses as of March 31, 2004, was $1.9 million. The allowance for loan losses, as a percentage of average total loans through the first three months of 2004 was .95%. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of March 31, 2004, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of March 31, 2004, $1.4 million of loans were on non-accrual status. There were $269 thousand of loans on non-accrual status as of year-end 2003. This increase is primarily composed of one credit for which the expected loss has been accounted for within the allowance for loan losses. Nevertheless, a change in market conditions, interest rates, or the local economy could increase the realized loss on this credit. Management has reviewed the credit and the underlying collateral and expects no additional loss above that which is recognized in the allowance for loan losses. Impaired loans totaled $1,071,571 on March 31, 2004 and $157,810 on March 31, 2003. Impaired loans are those non-accrual loans that are considered commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $271 thousand on March 31, 2004, as compared to $889 thousand on March 31, 2003.

As of March 31, 2004, securities available for sale at market value totaled $54.7 million as compared to December 31, 2003 market value of $66.1 million. This represents a net decrease of $11.3 million or 17.1% for the three months. Securities held to maturity were $420 thousand as of March 31, 2004, compared to $417 thousand at December 31, 2003. At quarter end the investment portfolio represented 18.7% of total assets and 19.7% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of March 31, 2004 was a net unrealized gain of $2.1 million. The corresponding accumulated adjustment to shareholders’ equity was $1.4 million. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2004.

As of March 31, 2004, total deposits were $261.6 million compared to $257.1 at year-end 2003. This represents growth in balances of $4.5 million or 1.7% during the three months. Components of this growth include non-interest-bearing demand deposits at 0.9% growth to $34.6 million, and savings and interest bearing demand deposit accounts at 4.0% growth to $131.2 million. Time deposits decreased by 1.0% to $95.7 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the first three months of 2004 totaled $691 thousand compared to $610 thousand for the same period in 2003, an increase of 13.4%. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $165 thousand compared to $138 thousand at quarter end 2003, service charges on deposit accounts contributed $138 thousand for quarters ended 2004 and 2003, other miscellaneous fees contributed $183 thousand compared to $148 thousand at quarter end 2003. Secondary market real estate loan brokerage income contributed $22 thousand compared to $92 thousand at quarter end 2003, gains on the sale of investments were $155 thousand at quarter end 2004 compared to $21 thousand at quarter end 2003. Gains on the sale of other real estate totaled $7 thousand at quarter end 2004 compared to $35 thousand at quarter end 2003, and other income totaled $23 thousand at quarter end 2004 compared to $37 thousand for the quarter ended March 31, 2003.

The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company. The Trust Company offers a broad range of trust and related fiduciary services. Among these are testamentary trusts, revocable and irrevocable personal, managed agency, and custodial trusts. Fiduciary income is largely affected by changes in the performance of the stock market, which directly impacts the market value of the accounts upon which fees are earned. This being the case, performance of fiduciary activities can be expected to approximate the performance of the national stock markets. In recent quarters the fee income of the Trust Company has improved as the stock markets have gained value, thereby increasing the market value of the assets under management. In addition, the Trust Company has also been successful in increasing new accounts. Increased marketing and sales efforts are expected to continue this trend.

Management continues to explore methods of increasing non-interest income. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee-based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

Non-interest expenses totaled $2.4 million during the first three months of 2004 as compared to $2.0 million for the same period in 2003, an increase of 16.8%. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the three months ended March 31, 2004, salary and benefit expense was $1.4 million, and occupancy expense was $359 thousand. For the same period in 2003, these totals were $1.1 million, and $261 thousand, respectively.

Other expenses include bank franchise taxes which totaled $56 thousand at quarter end 2004 and $52 thousand for 2003, expenses related to the Visa® program which were $80 thousand at quarter end 2004 and $71 thousand at quarter end 2003, expenses related to the operation of the Company Customer Care Center (telephony) which were $41 thousand for the current period and $46 thousand for quarter end 2003, and other operating expenses which totaled $445 thousand for quarter end 2004 and $567 thousand for quarter ended 2003.

Management is conducting extensive internal reviews of operational efficiencies in an effort to maximize the human resource component of the Company. In an effort to meet the needs of an expanding market, the Company hired several employees throughout 2003 in an effort to fill certain middle management and sales staffing needs. The full impact of the salary component is realized in the first quarter of 2004 while only partially realized in the first quarter of 2003. In addition, the Company has experienced dramatic increases in the cost of medical coverage for its employees. The Company pays 100% of the employee’s basic medical coverage and this expense has increased approximately 30% during 2003 and 2004. Management intends to enter into the study of alternative providers as a means of reducing the cost of medical coverage while not diminishing the depth or quality of service to its employees.

In addition, the Company recognized an additional $140 thousand in salary expense during the current quarter as a one time adjustment to accrued salary expense. The Company expenses salary expense with twenty six pay periods. During a typical year there will be two months with three pay periods. Accrual accounting is employed whereby the month with three pay periods is accrued for and thereby levels the salary expense for the months that would have an additional pay period. During 2004 the Company will account for three months with an additional pay period. The additional expense for this pay period was fully recognized in the first quarter of 2004. This anomaly increased salary expense by $140 thousand in comparison to 2003.

In addition, regulatory requirements created by the Sarbanes Oxley Act of 2002 have increased the legal and accounting expenses of the Company significantly. Management expects this trend to continue as the reporting and risk monitoring process develops. Legal and accounting expenses are expected to increase by 10% annually for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s report on Form 10-K for the year-ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are operating effectively in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None to report

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report

ITEM 5. OTHER INFORMATION

None to report

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index:

3.0	Articles of Incorporation and Bylaws of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year-ended December 31, 2003).

10.1	1994 Incentive Stock option plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579 dated February 28, 1997.)

10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Annual Report on Form 10-K for the year-ended December 31, 1999.)

10.3	2003 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form 10-Q for the quarter ended September 30, 2003.)

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

One report on Form 8-K was filed with the Securities and Exchange Commission on February 20, 2004, announcing the first quarter dividend, and one report on Form 8-K/A was filed on March 1, 2004 amending this 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

05/06/04	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(principal executive officer)

05/06/04	/s/ Richard C. Abbott
Richard C. Abbott
Treasurer
(principal financial officer)