Form 10-Q
period 2004-06-30
BAY BANKS OF VIRGINIA INC
filed 2004-08-12
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,341,613 shares of common stock on August 9, 2004.

FORM 10-Q

For the interim period ending June 30, 2004.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Bay Banks of Virginia, Inc.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$9,306,850	$7,762,030
Interest-bearing deposits	125,915	102,868
Federal funds sold	13,424,727	13,907,525
Securities available for sale, at fair value	60,572,800	66,077,470
Securities held to maturity, at amortized cost	423,254	416,261
Loans, net of allowance for loan losses of $1,954,387 and $1,901,576	204,176,888	188,450,953
Premises and equipment, net	8,357,680	8,411,776
Accrued interest receivable	1,211,453	1,261,784
Other real estate owned	135,512	76,514
Core deposit intangible	2,807,842	2,807,842
Other assets	1,869,215	1,435,602

Total Assets	$302,412,136	$290,710,625

LIABILITIES
Demand deposits	$38,745,066	$34,290,391
Savings and interest-bearing demand deposits	129,850,833	126,127,299
Time deposits	94,064,787	96,665,504

Total Deposits	262,660,686	257,083,194

Securities sold under repurchase agreements	5,918,025	6,478,601
FHLB Advance	7,500,000	0
Other liabilities	1,638,959	2,070,426

Total Liabilities	$277,717,670	$265,632,221

SHAREHOLDERS’ EQUITY
Common stock - $5 par value; Authorized - 5,000,000 shares; Outstanding - 2,341,613 and 2,326,080 shares	$11,708,064	$11,630,401
Additional paid-in capital	4,489,907	4,336,929
Retained earnings	8,249,457	8,146,613
Accumulated other comprehensive income, net	247,038	964,461

Total Shareholders’ Equity	$24,694,466	$25,078,404

Total Liabilities and Shareholders’ Equity	$302,412,136	$290,710,625

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Income

(Unaudited)

	Quarter ended June 30, 2004	Quarter ended June 30, 2003	For the six months ended June 30, 2004	For the six months ended June 30, 2003
INTEREST INCOME
Loans receivable (incl fees)	$2,881,844	$2,685,975	$5,701,770	$5,418,464
Securities:
Taxable	318,790	386,846	669,674	812,255
Tax-exempt	199,772	179,431	400,153	358,984
Federal funds sold	34,241	97,201	63,479	170,007

Total interest income	3,434,647	3,349,453	6,835,076	6,759,710

INTEREST EXPENSE
Deposits	1,044,526	1,217,271	2,102,425	2,476,249
Securities Sold to Repurchase	4,664	10,511	10,575	19,838
Short term borrowings	4,375	0	4,375	0

Total interest expense	1,053,565	1,227,782	2,117,375	2,496,087

Net Interest Income	2,381,082	2,121,671	4,717,701	4,263,623

Provision for loan losses	75,000	78,000	150,000	156,000

Net interest income after provision for loan losses	2,306,082	2,043,671	4,567,701	4,107,623

NONINTEREST INCOME
Income from fiduciary activities	163,450	148,874	328,456	287,342
Service charges & fees on deposit accounts	164,148	158,627	301,684	296,921
Other miscellaneous fees	215,137	160,468	397,426	308,464
Secondary market brokerage income	80,709	113,927	102,190	206,215
Other real estate gains	15,611	157,048	22,747	191,959
Net securities gains	138	3,986	154,737	24,843
Other income	14,937	12,873	38,106	49,751

Total noninterest income	654,130	755,803	1,345,346	1,365,495

NONINTEREST EXPENSES
Salaries and employee benefits	1,242,066	1,094,659	2,647,361	2,139,268
Occupancy expense	337,486	344,685	696,248	702,180
Bank franchise tax	56,454	49,904	112,909	102,392
Visa Expense	102,162	90,671	182,576	162,037
Telephone	33,425	44,214	74,621	90,514
Other expense	552,226	571,541	997,602	1,042,774

Total noninterest expenses	2,323,819	2,195,674	4,711,317	4,239,165

Net Income before income taxes	636,393	603,800	1,201,730	1,233,953

Income tax expense	185,185	165,078	353,803	356,310

Net Income	$451,208	$438,722	$847,927	$877,643

Average basic shares outstanding	2,334,145	2,311,052	2,330,033	2,308,234
Earnings per share, basic	0.19	0.19	0.36	0.38
Average diluted shares outstanding	2,351,794	2,337,883	2,352,255	2,327,101
Earnings per share, diluted	0.19	0.19	0.36	0.38

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Cash Flows

Six months ended:	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$847,927	$877,643
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	375,529	371,086
Net amortization / (accretion) of securities	26,687	11,740
Provision for Loan Losses	150,000	156,000
Gain on Sale of Securities	(154,737)	(24,843)
Gain on sale of other real estate owned	(22,747)	(191,959)
(Increase) / Decrease in other assets	(383,281)	484,794
Decrease in Other Liabilities	(61,885)	(199,648)

Net Cash Provided by Operating Activities	777,493	1,484,813

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of Available-for-Sale Securities	2,533,919	3,831,853
Proceeds from sales of Available-for-Sale Securities	18,440,720	5,237,000
Purchases of Available-for-Sale Securities	(16,435,918)	(8,551,399)
Increase in interest bearing deposits	(23,047)	(2,990)
(Increase) / Decrease in Fed Funds Sold	482,798	(11,046,211)
Increase in Loans outstanding	(15,923,905)	(2,798,129)
Purchases of Premises and Equipment	(321,433)	(634,928)
Proceeds from sale of other real estate owned	11,719	743,730

Net Cash (Used in) Investing Activities	(11,235,147)	(13,221,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Demand, Savings, & other interest-bearing demand deposits	8,178,209	13,831,152
Increase / (Decrease) in Time Deposits	(2,600,717)	2,203,489
Net increase / (Decrease) in securities sold under repurchase agreements	(560,576)	406,627
Increase in FHLB advances	7,500,000	0
Proceeds from issuance of Common Stock	223,968	198,793
Dividends paid	(699,156)	(646,177)
Repurchase of Common Stock	(39,254)	(61,770)

Net Cash Provided by Financing Activities	12,002,474	15,932,114

Net Increase in Cash & Due from Banks	$1,544,820	$4,195,853

Cash & Due From Banks at Beginning of period	7,762,030	9,875,840
Cash & Due From Banks at End of period	9,306,850	14,071,693

SUPPLEMENTAL DISCLOSURES
Interest paid	2,122,317	2,515,266
Income taxes paid	340,000	342,129
Unrealized gain / (loss) on investment securities	(1,087,005)	460,282
Loans transferred to other real estate owned	60,180	7,564

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders Equity
Balance on 1/1/2003	$11,536,800	$4,080,693	$7,514,790	$1,624,516	$24,756,799
Comprehensive Income:
Net Income			877,643		877,643
Other comprehensive income:
Changes in unrealized holding gains / losses on securities arising during the period, net of taxes of $164,942				320,182	320,182
Reclassification adjustment for security gains included in net income, net of taxes of ($8,447)				(16,396)	(16,396)

Total Comprehensive Income	—	—	877,643	303,786	1,181,429
Cash dividends paid-$0.28/share			(646,176)		(646,176)
Stock repurchases	(20,000)	(6,147)	(35,623)		(61,770)
Sale of common stock:
Dividend reinvestment plan	62,647	128,396	—	—	191,043
Stock Options exercised	5,000	2,750	—	—	7,750

Balance on 6/30/03	$11,584,447	$4,205,692	$7,710,634	$1,928,302	$25,429,075

Balance on 1/1/2004	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404
Comprehensive Income:
Net Income			847,927		847,927
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($316,971)				(615,297)	(615,297)
Reclassification adjustment for security gains included in net income, net of taxes of ($52,611)				(102,126)	(102,126)

Total Comprehensive Income / (Loss)	—	—	847,927	(717,423)	130,504
Cash dividends paid-$0.30/share			(699,156)		(699,156)
Stock repurchases	(12,750)	(4,754)	(21,750)		(39,254)
Sale of common stock:
Dividends Reinvested	65,518	134,280	—	—	199,798
Stock Options exercised	24,895	23,452	(24,177)		24,170

Balance on 6/30/04	$11,708,064	$4,489,907	$8,249,457	$247,038	$24,694,466

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note	1:

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

As of June 30, 2004, the Company has four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2004 and 2003 if the Company had applied fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation.

	June 30, 2004	June 30, 2003
	(unaudited)	(unaudited)
Net Income, as reported	$847,927	$877,643
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(19,077)	(20,027)

Pro forma net income	$828,850	$857,616

Earnings per share:
Basic - as reported	$0.36	$0.38
Basic - pro forma	$0.36	$0.37
Diluted - as reported	$0.36	$0.38
Diluted - pro forma	$0.35	$0.37

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at June 30, 2004, and December 31, 2003, follow:

Available-for-sale securities June 30, 2004 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$16,988,244	$15,126	$(254,445)	$16,748,925
State and municipal securities	33,272,603	689,200	(305,329)	33,656,474
Corporate bonds	8,549,754	229,746	0	8,779,500
Restricted securities	1,387,900	0	0	1,387,900

	$60,198,501	$934,073	(559,773)	$60,572,800

Available-for-sale securities December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$20,644,546	$66,235	$(102,717)	$20,608,064
State and municipal securities	36,081,810	1,196,751	(174,565)	37,103,996
Corporate bonds	6,565,676	476,134	0	7,041,810
Restricted securities	1,323,600	0	0	1,323,600

	$64,615,632	$1,739,120	$(277,282)	$66,077,470

Held-to-maturity securities June 30, 2004 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$0	$0	$0	$0
State and municipal securities	423,254	0	(17,324)	405,930
Corporate bonds	0	0	0	0
Restricted securities	0	0	0	0

	$423,254	$0	$(17,324)	$405,930

Held-to-maturity securities December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$0	$0	$0	$0
State and municipal securities	416,794		(534)	416,261
Corporate bonds	0	0	0	0
Restricted securities	0	0	0	0

	$416,794	$0	$(534)	$416,261

Securities with a market value of $10.9 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of June 30, 2004. The market value of pledged securities at year-end 2003 was $12.3 million.

Securities with an unrealized loss, as shown above, recognized no impairment due to management’s intent and demonstrated ability to hold securities to scheduled maturity or call date. The unrealized loss positions are directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are temporary.

Note 3: Loans

The components of loans were as follows:

	June 30, 2004	December 31, 2003
	(unaudited)
Mortgage loans on real estate:
Construction	$29,698,243	$24,959,214
Secured by farmland	2,066,151	1,134,585
Secured by 1-4 family residential	113,665,070	104,104,372
Other real estate loans	27,881,710	22,338,503
Loans to farmers (except those secured by real estate)	71,736	71,479
Commercial and industrial loans (not secured by real estate)	19,922,848	24,819,068
Consumer installment loans	9,668,460	10,555,735
All other loans	1,768,162	974,448
Net deferred loan costs and fees	1,388,895	1,395,125

Total loans	$206,131,275	$190,352,529
Allowance for loan losses	(1,954,387)	(1,901,576)

Loans, net	$204,176,888	$188,450,953

Loans upon which the accrual of interest has been discontinued totaled $1.7 million as of June 30, 2004, and $1.4 million as of December 31, 2003.

Note 4: Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	6/30/2004	12/31/2003	6/30/2003
	(unaudited)		(unaudited)
Balance, beginning of year	$1,901,576	$1,696,914	$1,696,914
Provision for loan losses	150,000	312,000	156,000
Recoveries	12,907	13,032	6,293
Loans charged off	(110,096)	(120,370)	(60,368)

Balance, end of period	$1,954,387	$1,901,576	$1,798,839

Note	5: Earnings per share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Six months ended June 30, 2004		Six months ended June 30, 2003
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,330,033	$0.36	2,308,234	$0.38

Effect of dilutive securities:
Stock options	22,222		18,867

Diluted earnings per share	2,352,255	$0.36	2,327,101	$0.38

As of June 30, 2004, and June 30, 2003, options on 128,414 shares and 83,008 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at June 30, 2004, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at June 30, 2004.

Note 7: Employee Benefit Plans

Components of Net Periodic Benefit Cost

Six months ended June 30, 2004 (unaudited)

	Pension Benefits		Post Retirement Benefits
	2004	2003	2004	2003
Service Cost	$118,506	$93,970	$7,658	$6,590
Interest Cost	83,110	67,924	16,305	19,558
Expected Return on Plan Assets	(67,379)	(54,089)	0	0
Amortization of Prior Service Cost	8,186	8,186	0	0
Recognition of Net (Gain)/Loss	22,648	20,316	10,000	15,268
Amortization of Transition Obligation	—	(9,156)	1,456	1,456

Net Periodic Benefit Cost	$165,071	$127,151	$35,419	$42,872

Employer Contributions

The Company previously disclosed in its Annual Report on Form 10-K its consolidated financial statements for the year-ended December 31, 2003, that it expected to contribute $771,589 to its pension plan and $27,843 to its post-retirement benefit plan in 2004. As of June 30, 2004, a contribution of $771,589 and $27,843, respectively, has been made. The Company presently anticipates no further contributions during the remainder of 2004.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

There were no new Financial Accounting Standards Board promulgations in the second quarter of 2004 that will impact Bay Banks of Virginia, Inc.

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

Bay Banks of Virginia, Inc.

Financial Highlights (unaudited)

Six months ended (Thousands)	As of June 30, 2004	As of June 30, 2003	Change
FINANCIAL CONDITION
Average Assets	293,963	270,348	8.7%
Average Interest-earning Assets	273,098	244,865	11.5%
Average Earning Assets to Total Average Assets	92.9%	90.6%	2.6%
Period-end Interest-bearing Liabilities	237,335	220,292	7.7%
Average Interest-bearing Liabilities	231,465	214,983	7.7%
Average Equity, including FAS 115 adjustment	25,567	25,078	1.9%
Tier 1 Capital	21,639	20,693	4.6%
Net Risk-weighted Assets	208,205	177,605	15.9%
Tier 2 Capital	1,954	1,799	8.6%

RESULTS OF OPERATIONS
Net Interest Income before Provision	4,718	4,264	10.7%
Net Income	848	878	-3.4%
Annualized Yield on Average Interest-earning Assets	5.16%	5.68%	-9.2%
Annualized Cost of Average Interest-bearing Liabilities	1.83%	2.32%	-21.1%
Annualized Net Yield on Average Interest-earning Assets	3.61%	3.64%	-0.8%
Annualized Net Interest Rate Spread	3.33%	3.36%	-0.9%

RATIOS
Total Capital to Risk-weighted Assets (10% min)	11.3%	12.5%	-9.5%
Tier 1 Capital to Risk-weighted Assets (6% min)	10.4%	11.5%	-9.8%
Leverage Ratio (5% min)	7.3%	7.7%	-5.2%
Annualized Return on Average Assets (ROA)	0.6%	0.6%	-11.1%
Annualized Return on Average Equity (ROE)	6.6%	7.0%	-5.7%

Period-end basic shares outstanding	2,341,613	2,316,889	1.1%
Average basic shares outstanding	2,330,033	2,308,234	0.9%
Average diluted shares outstanding	2,352,255	2,327,101	1.1%

PER SHARE DATA

Diluted earnings per average share (EPS)	0.36	0.38	-4.4%
Cash Dividends per average share (six months)	0.30	0.28	7.2%
Book Value per share - basic
before Accumulated Comprehensive Income/Loss	10.44	10.14	2.9%
after Accumulated Comprehensive Income/Loss	10.55	10.98	-3.9%

Book Value per average share - basic
before Accumulated Comprehensive Income/Loss	10.49	10.18	3.1%
after Accumulated Comprehensive Income/Loss	10.60	11.02	-3.8%

EARNINGS SUMMATION

For the six months ended June 30, 2004, net income was $848 thousand as compared to $878 thousand for the comparable period in 2003, a decrease of 3.5%. Diluted earnings per average share for the first six months of 2004 were $0.36 as compared to $0.38 for the first six months of 2003. Annualized return on average assets was .6% for the first six months of 2004 and 2003. Annualized return on average equity was 6.6% for the first six months of 2004, compared to 7.0% for the first six months of 2003, a decrease of 5.7%.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 3.61% as of June 30, 2004 compared to 3.64% for the same period in 2003 for a decrease of .8%.

Net interest income before provision for loan losses for the first six months of 2004 was $4.7 million, compared to $4.3 million for the first six months of 2003, an increase of $454 thousand or 10.6%. Increases in net interest income were driven by loan growth (changes in volume) during the first six months of 2004. Average interest-earning assets totaled $273.1 million for the first six months of 2004 as compared to $244.9 million for the first six months of 2003, an increase of 11.5%. Average interest-earning assets as a percent of total average assets was 92.9% for the first six months of 2004 as compared to 90.6% for the comparable period of 2003, an increase of 2.6%. The annualized yield on average interest-earning assets for the first six months of 2004 was 5.16% as compared to 5.68% for the first six months of 2003, a decrease of 9.2%.

As loan volumes continue to increase, the Company will realize increasing net interest income based upon these increases. These increases are incremental however, as the increase in yield on new loan volume which is replacing Federal Funds Sold, is partially offset by the decline in investment yields. Management expects loan growth to continue throughout 2004, in which case net interest income will continue to improve. In addition, as the investment portfolio management continues, yields on this asset should also improve, thereby further increasing net interest income.

Average interest-bearing liabilities totaled $231.5 million for the first six months of 2004 as compared to $215.0 million for the first six months of 2003, an increase of 7.7%. The annualized yield (cost) on interest-bearing liabilities for the first six months of 2004 was 1.83% as compared to 2.32% for the first six months of 2003, a decrease of 21.1%.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized rate on interest bearing liabilities was 3.33% through six months of 2004 and 3.36% through six months of 2003.

Average total assets for the first six months of 2004 were $294.0 million as compared to $270.3 million for the first six months of 2003, an increase of 8.7%.

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

However, as the historically low interest rate environment continued to persist, the new loan volume that was placed in the Company’s loan portfolio was at significantly lower rates than those that were paid off and re-financed into conventional secondary market mortgages. The first six months of 2004 has resulted in strong loan growth. This growth has resulted in increases in net interest income through volume rather than rate. The vast majority of loans being recorded are adjustable and variable rate loans which will re-price upwardly when the interest rate market becomes less accommodative. The balance sheet of the Company remains asset sensitive and is therefore well positioned for a rising rate environment.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis)	Six months ended 6/30/2004			Six months ended 6/30/2003
(Thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Investments (Book Value):
Taxable Investments	$38,310	$669	3.49%	$28,348	$812	5.73%
Tax-Exempt Investments (1)	20,932	606	5.79%	17,557	544	6.20%

Total Investments	59,242	1,275	4.30%	45,904	1,356	5.91%

Gross Loans (2)	200,962	5,702	5.67%	170,311	5,432	6.38%
Interest-bearing Deposits	120	1	1.95%	177	1	0.57%
Fed Funds Sold	12,774	63	0.98%	28,473	170	1.19%

TOTAL INTEREST EARNING ASSETS	$273,098	$7,041	5.16%	$244,865	$6,958	5.68%

INTEREST-BEARING LIABILITIES:
Deposits:
Savings Deposits	$65,481	$476	1.45%	$60,685	$567	1.87%
NOW Deposits	46,207	114	0.49%	40,326	181	0.90%
CD’s >= $100,000	31,802	500	3.14%	25,377	477	3.76%
CD’s < $100,000	64,029	980	3.06%	67,997	1,153	3.39%
Money Market Deposit Accounts	17,525	32	0.36%	16,593	98	1.18%

Total Interest Bearing Deposits	$225,044	$2,102	1.87%	$210,978	$2,477	2.35%

Fed funds purchased and securities sold to repurchase	4,443	11	0.48%			0.99%
FHLB advance	1,978	4	0.70%	4,005	20	0.00%

TOTAL INTEREST-BEARING LIABILITIES	$231,465	$2,117	1.83%	$214,983	$2,497	2.32%
Net Interest Income/Yield on Earning Assets		$4,924	3.61%		$4,461	3.64%
Net Interest Rate Spread			3.33%			3.36%

(1)	– Yield and income assumes a federal tax rate of 34%.
(2)	– Includes Visa program and non-accrual loans

Through the six months ended June 30, 2004, average interest-earning assets were comprised of the loan portfolio with $201.0 million and the investment portfolio with $59.2 million. For the six month period ended June 30, 2004, compared to the same period in 2003, on a fully tax equivalent basis, tax-exempt investment yields declined to 5.79% from 6.20%, and taxable investment yields decreased to 3.49% from 5.73%, resulting in a decrease in total investment yield to 4.30% from 5.91%. During 2003 the Company experienced higher volumes of called bonds and pay-downs on mortgage-backed investments. Coupled with the sale of bonds, at a gain, the yield on the investment portfolio has declined. However, management has positioned the bond portfolio with a much shorter average life in anticipation of improving yields. In addition, loan growth has remained strong through the first six months of 2004, and the investment portfolio will provide liquidity as short investments mature during 2004 and 2005.

In the first six months of 2004, gross loans on average yielded 5.67% as compared to 6.38% for the same period in 2003. As mentioned above, loan prepayments were significant in 2003 and have resulted in compression in the net interest margin. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans through the second quarter of 2004. In addition, the Company did not enter into the thirty year fixed rate market and did not, therefore, place any significant amount of fixed rate loans in its portfolio. By keeping the re-pricing terms of the loan portfolio short, the Company is positioned for a rising rate environment.

In an effort to offset the reduction in loan and investment yields, management has reduced the yields (costs) on average interest-bearing deposits during the first six months of 2004, compared to the same period in 2003, as follows. Savings yields were reduced to 1.45% compared to 1.87%, NOW accounts were reduced to 0.49% compared to .90%, money market demand accounts were reduced to 0.36% compared to 1.18%, certificates of deposit greater than or equal to $100 thousand were reduced to 3.14% compared to 3.76%, and certificates of deposit less than $100 thousand were reduced to 3.06% compared to 3.39%. The resulting total yield on average deposits through June 30, 2004, was reduced to 1.87% compared to 2.35% for the same period of 2003.

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

Interest Rate Sensitivity Analysis

as of June 30, 2004

(Thousands)	Within 3 months	3-12 Months	1-5 Years	Over 5 Years	Total
Interest-Bearing Due From Banks	126	0	0	0	126
Fed Funds Sold	13,425	0	0	0	13,425
Investments	18,288	3,411	20,423	18,874	60,996
Loans	56,685	51,969	79,478	16,610	204,742

Total Earning Assets	88,524	55,380	99,901	35,484	279,289

NOW Accounts	15,023	30,501	0	0	45,524
MMDA’s	16,581	0	0	0	16,581
Savings	10,000	14,404	43,342	0	67,746
CD’s < $100,000	6,531	13,906	42,454	5	62,896
CD’s >= $100,000	3,794	5,383	21,992	0	31,169

Total Interest Bearing Deposits	51,929	64,194	107,788	5	223,916
Securities Sold to Repurchase	5,918	0	0	0	5,918
FHLB advance	0	7,500	0	0	7,500

Total Interest Bearing Liabilities	57,847	71,694	107,788	5	237,334

Rate Sensitive Gap	30,677	(16,314)	(7,887)	35,479	41,955

Cumulative Gap	30,677	14,363	6,476	41,955

As of June 30, 2004, the Company had interest-earning assets that mature within three months totaling $88.5 million, within twelve months totaling $55.4 million, through five years totaling $99.9 million, and over five years totaling $35.5 million. In comparison, interest-bearing liabilities maturing within three months totaled $57.8 million, within twelve months totaled $71.7 million, within five years totaled $107.8 million and $5 thousand over five years. The tabular information indicates that the Company is asset sensitive for all periods presented on a cumulative basis. Management believes this will position the Company favorably in a rising rate environment. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

LIQUIDITY

The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2004, federal funds sold totaled $13.4 million and securities maturing in one year or less totaled $21.7 million, for a total pool of $35.1 million. The liquidity ratio as of June 30, 2004 was 26.2% as compared to 28.8% as of December 31, 2003. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by interest bearing liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio and does not anticipate a significant change in the liquidity structure of the Company. In addition, the Company maintains available lines of credit with the Federal Home Loan Bank of Atlanta and several correspondent banks.

In May of 2004 the Company took a short term advance of $7.5 million from the Federal Home Bank of Atlanta.

CAPITAL RESOURCES

From December 31, 2003, to June 30, 2004, total shareholder’s equity decreased to $24.7 million from $25.1 million or 1.6%. The Company’s capital resources are impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before unrealized gains or losses was $24.5 million on June 30, 2004, and $24.1 million on December 31, 2003. Accumulated other comprehensive income was $247 thousand at June 30, 2004 and $964 thousand at December 31, 2003. This represents a decrease of $717 thousand or 74.4% during the six month period.

Book value per share, basic, on June 30, 2004, compared to June 30, 2003, declined to $10.60 from $11.02, a decrease of 3.8%. Book value per share, basic, before accumulated comprehensive income on June 30, 2004, compared to June 30, 2003, grew to $10.49 from $10.18, an increase of 3.1%. Cash dividends paid for the six months ended June 30, 2004, were $699 thousand, or $0.30 per share, compared to $646 thousand, or $0.28 per share, for the comparable period ended June 30, 2003 an increase of 7.2%. Average basic shares outstanding for the six months ended June 30, 2004, were 2,330,033 compared to 2,308,234 for the comparable period ended June 30, 2003. The Company began a share repurchase program in August of 1999 and has continued the program into 2004. The plan authorizes a total of 115,000 shares for repurchase.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of June 30, 2004 the Company maintained Tier 1 capital of $21.6 million, net risk weighted assets of $208.2 million, and Tier 2 capital of $1.9 million. On June 30, 2004, the Tier 1 capital to risk weighted assets ratio was 10.4%, the total capital ratio was 11.3%, and the tier 1 leverage ratio was 7.3%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

As of June 30, 2004, total assets increased by 4.0% for the six month period. Total assets were $302.4 million at June 30, 2004 as compared to $290.7 million at year-end 2003. Cash and cash equivalents totaled $9.3 million on June 30, 2004, compared to $7.8 million at year-end 2003.

During the six months ended June 30, 2004, gross loans increased by $15.7 million or 8.3%, to $204.2 million from $188.5 million at year-end 2003. The major components of this increase were real estate mortgage loans secured by 1-4 family residential collateral with 9.2% growth to $113.7 million, and residential construction loans growing 19.0% to $29.7 million.

For the six months ended June 30, 2004, the Company charged off loans totaling $110 thousand. For the comparable period in 2003, total loans charged off were $60 thousand. The Company maintained $135.5 thousand of other real estate owned (“OREO”) as of June 30, 2004. As of year-end 2003, this balance was $77 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $150 thousand through the first six months, and the allowance for loan losses as of June 30, 2004, was $1.9 million. The allowance for loan losses, as a percentage of average total loans through the first six months of 2004 was .95%. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of June 30, 2004, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of June 30, 2004, $1.7 million of loans were on non-accrual status of which $1.1 million are considered impaired. There were $1.4 million of loans on non-accrual status as of year-end 2003. Changes in market conditions, interest rates, or the local economy could increase the realized loss on this credit. . Impaired loans totaled $1,068,054 on June 30, 2004 and $157,917 on June 30, 2003. Impaired loans are those non-accrual loans that are considered commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $287 thousand on June 30, 2004, as compared to $1.5 million on June 30, 2003. Management has reviewed the credit and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses

As of June 30, 2004, securities available for sale at market value totaled $60.6 million as compared to December 31, 2003 market value of $66.1 million. This represents a net decrease of $5.5 million or 8.3% for the six months. Securities held to maturity were $423 thousand as of June 30, 2004, compared to $417 thousand at December 31, 2003. At quarter end the investment portfolio represented 20.0% of total assets and 21.6% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of June 30, 2004 was a net unrealized loss of $717 thousand. The corresponding accumulated adjustment to shareholders’ equity was $247 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2004.

As of June 30, 2004, total deposits were $262.7 million compared to $257.1 at year-end 2003. This represents growth in balances of $5.6 million or 2.2% during the six months. Components of this growth include non-interest-bearing demand deposits at 13.0% growth to $38.7 million, and savings and interest bearing demand deposit accounts at 3.0% growth to $129.9 million. Time deposits decreased by 2.7% to $94.1 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the first six months of 2004 and 2003 totaled $1.3 million. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $328 thousand compared to $287 thousand through six months of 2003, service charges on deposit accounts contributed $302 thousand through six months of 2004 and $297 thousand for the comparable period in 2003, other fees contributed $397 thousand compared to $308 thousand through the six months of 2004 and 2003, consecutively. Secondary market real estate loan brokerage income contributed $102 thousand compared to $206 through six months of 2003, gains on the sale of investments were $155 thousand through June 30, 2004 compared to $25 thousand for the comparable period of 2003. Gains on the sale of other real estate totaled $23 thousand through six months of 2004 compared to $192 thousand for the comparable period of 2003, and other income totaled $38 thousand through six months of 2004 compared to $50 thousand for the six months ended June 30, 2003.

The Company’s fiduciary income is derived from the operations of its’ subsidiary, Bay Trust Company. The Trust Company offers a broad range of trust and related fiduciary services. Among these are testamentary trusts, revocable and irrevocable personal, managed agency, and custodial trusts. Fiduciary income is largely affected by changes in the performance of the stock market, which directly impacts the market value of the accounts upon which fees are earned. This being the case, performance of fiduciary activities can be expected to approximate the performance of the national stock markets. In recent quarters the fee income of the Trust Company has improved as the stock markets have gained value, thereby increasing the market value of the assets under management. In addition, the Trust Company has also been successful in increasing new accounts. Increased marketing and sales efforts are expected to continue this trend.

Management continues to explore methods of increasing non-interest income. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee-based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

Non-interest expenses totaled $4.7 million during the first six months of 2004 as compared to $4.2 million for the same period in 2003, an increase of 11.1%. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the six months ended June 30, 2004, salary and benefit expense was $2.6 million, and occupancy expense was $696 thousand. For the same period in 2003, these totals were $2.1 million, and $702 thousand, respectively.

Other expenses include bank franchise taxes which totaled $113 thousand through six months of 2004 and $102 thousand for 2003, expenses related to the Visa® program which were $183 thousand through six months of 2004 and $162 thousand through six months of 2003, expenses related to the operation of the Company’s Customer Care Center which were $75 thousand for the current period and $91 thousand through six months of 2003, and other operating expenses which totaled $998 thousand through June 30, 2004 and $1.0 million for the comparable period of 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report

ITEM	2. – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OR EQUITY SECURITIES

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
April, 2004	200	$16.20	200	42,142
May, 2004	1,100	14.97	1,100	41,042
June, 2004	600	15.08	600	40,442

	1,900	$15.13	1,900

In August of 1999, the Company’s board of directors made an initial authorization for the repurchase of 15,000 shares of the Company’s common stock through the Stock Repurchase Program. Through additional authorizations made in November of 1999, November of 2000, and February of 2004, and adjusted for a 2-for-1 stock split in June of 2002, the board has authorized the repurchase of a total of 180,000 shares. Cumulatively, the Company has repurchased 139,558 of its shares. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine prudent.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 17, 2004 at which time stockholders were asked to consider two proposals, as follows:

1.	Election of three Class III directors to serve for a term of three years.

2.	Ratification of the Board of Directors’ appointment of Yount, Hyde & Barbour, P. C. as independent auditors of the Company for 2004.

The vote tabulation was as follows:

1.	Election of three Class III directors to serve for a term of three years (there were no abstentions):

Director	Votes For	Votes Withheld
Robert C. Berry	1,932,588	35,571
Ammon G. Dunton, Jr.	1,920,236	69,645
Richard A. Farmar, III	1,951,475	11,982

The following directors’ terms of office continued after the meeting:

Austin L. Roberts, III

A. Wayne Saunders

Weston F. Conley, Jr.

Thomas A. Gosse

2.	Ratification of the appointment of Yount, Hyde & Barbour, P.C. as independent auditors:

Votes for	1,959,193
Votes withheld	1,009
Votes abstained	7,956

ITEM 5. OTHER INFORMATION

None to report

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit Index:

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

One report on Form 8-K was filed with the Securities and Exchange Commission on May 5, 2004, announcing the second quarter dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

08/12/04	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(principal executive officer)

08/12/04	/s/ Richard C. Abbott
Richard C. Abbott
Treasurer
(principal financial officer)