Form 10-Q
period 2004-09-30
BAY BANKS OF VIRGINIA INC
filed 2004-11-12
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-22955

BAY BANKS OF VIRGINIA, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

VIRGINIA	54-1838100
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

100 SOUTH MAIN STREET, KILMARNOCK, VA	22482
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(804)435-1171

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒  yes    ☐  no

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    ☒  no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,347,937 shares of common stock on November 5, 2004.

FORM 10-Q

For the interim period ending September 30, 2004.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Bay Banks of Virginia, Inc.

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and due from banks	$10,375,970	$7,762,030
Interest-bearing deposits	107,372	102,868
Federal funds sold	15,453,530	13,907,525
Securities available for sale, at fair value	55,639,492	66,493,731
Securities held to maturity, at amortized cost	426,522	0
Loans, net of allowance for loan losses of $2,013,116 and $1,901,576	206,609,288	188,450,953
Premises and equipment, net	8,471,384	8,411,776
Accrued interest receivable	1,213,738	1,261,784
Other real estate owned	46,480	76,514
Core deposit intangible	2,807,842	2,807,842
Other assets	1,796,021	1,435,602

Total Assets	$302,947,639	$290,710,625

LIABILITIES
Demand deposits	$41,906,630	$34,290,391
Savings and interest-bearing demand deposits	128,790,595	126,127,299
Time deposits	91,505,852	96,665,504

Total Deposits	262,203,077	257,083,194

Securities sold under repurchase agreements	5,722,946	6,478,601
FHLB Advance	7,500,000	0
Other liabilities	1,915,108	2,070,426

Total Liabilities	$277,341,131	$265,632,221

SHAREHOLDERS’ EQUITY
Common stock - $5 par value; Authorized - 5,000,000 shares; Outstanding - 2,347,937 and 2,326,080 shares	$11,739,684	$11,630,401
Additional paid-in capital	4,554,721	4,336,929
Retained earnings	8,484,751	8,146,613
Accumulated other comprehensive income, net	827,352	964,461

Total Shareholders’ Equity	$25,606,508	$25,078,404

Total Liabilities and Shareholders’ Equity	$302,947,639	$290,710,625

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Income

(Unaudited)

	Quarter ended September 30, 2004	Quarter ended September 30, 2003	For the nine months ended September 30, 2004	For the nine months ended September 30, 2003
INTEREST INCOME
Loans, including fees	$2,979,692	$2,584,315	$8,681,462	$8,002,779
Securities:
Taxable	338,750	387,595	1,008,424	1,199,850
Tax-exempt	191,720	202,728	591,873	561,712
Federal funds sold	43,506	69,638	106,985	239,645

Total interest income	3,553,668	3,244,275	10,388,744	10,003,985

INTEREST EXPENSE
Deposits	1,048,864	1,132,578	3,151,289	3,608,827
Fed Funds Purchased and Securities Sold to Repurchase	4,979	12,528	15,554	32,366
FHLB Advance	14,947	0	19,322	0

Total interest expense	1,068,790	1,145,106	3,186,165	3,641,193

Net Interest Income	2,484,878	2,099,169	7,202,579	6,362,792

Provision for loan losses	75,000	78,000	225,000	234,000

Net interest income after provision for loan losses	2,409,878	2,021,169	6,977,579	6,128,792

NONINTEREST INCOME
Income from fiduciary activities	160,496	162,949	488,952	450,291
Service charges & fees on deposit accounts	178,882	154,002	480,566	450,923
Other miscellaneous fees	240,988	187,994	638,414	496,458
Secondary market brokerage income	38,348	123,887	140,538	330,102
Other real estate gains / (losses)	(2,093)	0	20,654	191,959
Net securities gains	15,524	29,702	170,261	54,545
Other income	52,372	21,540	90,478	71,291

Total noninterest income	684,517	680,074	2,029,863	2,045,569

NONINTEREST EXPENSES
Salaries and employee benefits	1,232,615	1,113,606	3,879,976	3,252,874
Occupancy expense	358,512	343,624	1,054,760	1,045,804
Bank franchise tax	55,850	53,563	168,759	155,955
Visa Expense	117,112	110,639	299,688	272,676
Telephone	48,090	40,256	122,711	130,770
Other expense	505,987	456,164	1,503,589	1,498,937

Total noninterest expenses	2,318,166	2,117,852	7,029,483	6,357,017

Net Income before income taxes	776,229	583,391	1,977,959	1,817,344

Income tax expense	186,539	119,627	540,342	475,937

Net Income	$589,690	$463,764	$1,437,617	$1,341,407

Average basic shares outstanding	2,341,955	2,341,860	2,334,036	2,319,558
Earnings per share, basic	0.25	0.20	0.62	0.58

Average diluted shares outstanding	2,357,636	2,372,754	2,354,062	2,342,434
Earnings per share, diluted	0.25	0.20	0.61	0.57

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Cash Flows

Nine months ended:	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,437,617	$1,341,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	579,825	561,874
Net amortization of securities	37,003	26,359
Provision for Loan Losses	225,000	234,000
Gain on Sale of Securities	(170,261)	(54,545)
Gain on sale of other real estate owned	(20,654)	(191,959)
(Increase) / Decrease in other assets	(312,373)	544,509
Decrease in Other Liabilities	(84,686)	(256,948)

Net Cash Provided by Operating Activities	1,691,471	2,204,697

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of Available-for-Sale Securities	3,269,002	4,702,856
Proceeds from sales of Available-for-Sale Securities	24,657,270	8,030,375
Purchases of Available-for-Sale Securities	(17,573,038)	(16,563,789)
Increase / (Decrease) in interest bearing deposits	(4,504)	38,020
(Increase) in Fed Funds Sold	(1,546,005)	(5,512,943)
Increase in Loans outstanding	(18,433,398)	(8,381,717)
Purchases of Premises and Equipment	(639,433)	(918,567)
Proceeds from sale of other real estate owned	100,751	744,105

Net Cash (Used in) Investing Activities	(10,169,355)	(17,861,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Demand, Savings, & other interest-bearing demand deposits	10,279,535	15,470,072
Increase / (Decrease) in Time Deposits	(5,159,652)	2,559,551
Net Increase / (Decrease) in securities sold under repurchase agreements	(755,655)	2,238,647
Increase in FHLB advance	7,500,000	0
Proceeds from issuance of Common Stock	323,148	294,238
Dividends paid	(1,050,397)	(970,184)
Repurchase of Common Stock	(45,155)	(81,344)

Net Cash Provided by Financing Activities	11,091,824	19,510,980

Net Increase in Cash & Due from Banks	$2,613,940	$3,854,017

Cash & Due From Banks at Beginning of period	7,762,030	9,875,840
Cash & Due From Banks at End of period	10,375,970	13,729,857

SUPPLEMENTAL DISCLOSURES
Interest paid	3,192,504	3,689,447
Income taxes paid	510,000	512,129
Unrealized gain / (loss) on investment securities	(207,741)	(579,059)
Loans transferred to other real estate owned	60,180	7,564

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders Equity
Balance on 1/1/2003	$11,536,800	$4,080,693	$7,514,790	$1,624,516	$24,756,799
Comprehensive Income:
Net Income			1,341,407		1,341,407
Other comprehensive income:
Changes in unrealized holding gains / losses on securities arising during the period, net of taxes of ($178,335)				(346,179)	(346,179)
Reclassification adjustment for security gains included in net income, net of taxes of ($18,545)				(36,000)	(36,000)

Total Comprehensive Income	—	—	1,341,407	(382,179)	959,228

Cash dividends paid-$0.42/share			(970,184)		(970,184)
Stock repurchases	(26,000)	(8,263)	(47,081)		(81,344)
Sale of common stock:
Dividend reinvestment plan	91,570	194,918	—	—	286,488
Stock Options exercised	5,000	2,750	—	—	7,750

Balance on 9/30/03	$11,607,370	$4,270,098	$7,838,932	$1,242,337	$24,958,737

Balance on 1/1/2004	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404
Comprehensive Income:
Net Income			1,437,617		1,437,617
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($12,743)				(24,737)	(24,737)
Reclassification adjustment for security gains included in net income, net of taxes of ($57,889)				(112,372)	(112,372)

Total Comprehensive Income / (Loss)	—	—	1,437,617	(137,109)	1,300,508

Cash dividends paid-$0.45/share			(1,050,397)		(1,050,397)
Stock repurchases	(14,750)	(5,500)	(24,905)		(45,155)
Sale of common stock:
Dividends Reinvested	99,138	199,840	—	—	298,978
Stock Options exercised	24,895	23,452	(24,177)		24,170

Balance on 9/30/04	$11,739,684	$4,554,721	$8,484,751	$827,352	$25,606,508

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

As of September 30, 2004, the Company has four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2004 and 2003 if the Company had applied fair value recognition provisions of FASB No. 123, Accounting for Stock-Based Compensation.

	September 30, 2004	September 30, 2003
	(unaudited)	(unaudited)
Net Income, as reported	$1,437,617	$1,341,407

Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(22,641)	(68,869)

Pro forma net income	$1,414,976	$1,272,538

Earnings per share:
Basic - as reported	$0.62	$0.58
Basic - pro forma	$0.61	$0.55
Diluted - as reported	$0.61	$0.57
Diluted - pro forma	$0.60	$0.54

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at September 30, 2004, and December 31, 2003, follow:

Available-for-sale securities September 30, 2004 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$12,425,574	$51,885	$(43,263)	$12,434,196
State and municipal securities	32,024,248	992,687	(34,789)	32,982,146
Corporate bonds	8,548,206	287,044	0	8,835,250
Restricted securities	1,387,900	0	0	1,387,900

	$54,385,928	$1,331,616	$(78,052)	$55,639,492

Available-for-sale securities December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$20,644,546	$66,235	$(102,717)	$20,608,064
State and municipal securities	36,498,604	1,196,751	(175,099)	37,520,256
Corporate bonds	6,565,676	476,134	0	7,041,810
Restricted securities	1,323,600	0	0	1,323,600

	$65,032,426	$1,739,120	$(277,816)	$66,493,731

Held-to-maturity securities September 30, 2004 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and municipal securities	426,522	0	(3,342)	423,180

Securities with a market value of $11.3 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of September 30, 2004. The market value of pledged securities at year-end 2003 was $12.3 million.

No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. The unrealized loss positions are directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are temporary.

Note 3: Loans

The components of loans were as follows:

	September 30, 2004	December 31, 2003
	(unaudited)
Mortgage loans on real estate:
Construction	$29,905,455	$24,959,214
Secured by farmland	2,064,573	1,134,584
Secured by 1-4 family residential	117,226,492	104,104,372
Other real estate loans	27,172,553	22,338,503
Loans to farmers (except those secured by real estate)	71,810	71,479
Commercial and industrial loans (not secured by real estate)	19,912,825	24,819,068
Consumer installment loans	9,439,305	10,555,735
All other loans	1,460,565	974,448
Net deferred loan costs and fees	1,368,826	1,395,125

Total loans	$208,622,404	$190,352,528
Allowance for loan losses	(2,013,116)	(1,901,576)

Loans, net	$206,609,288	$188,450,952

Loans upon which the accrual of interest has been discontinued totaled $1.6 million as of September 30, 2004, and $1.4 million as of December 31, 2003.

Note 4: Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	9/30/2004	12/31/2003	9/30/2003
	(unaudited)		(unaudited)
Balance, beginning of year	$1,901,576	$1,696,914	$1,696,914
Provision for loan losses	225,000	312,000	234,000
Recoveries	28,796	13,032	10,058
Loans charged off	(142,256)	(120,370)	(88,650)

Balance, end of period	$2,013,116	$1,901,576	$1,852,322

Note 5: Earnings per share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential diluted common stock had no effect on earnings per share available to shareholders.

	Nine months ended September 30, 2004		Nine months ended September 30, 2003
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,334,036	$0.62	2,319,558	$0.58

Effect of dilutive securities:
Stock options	20,026		22,876

Diluted earnings per share	2,354,062	$0.61	2,342,434	$0.57

As of September 30, 2004, and September 30, 2003, options on 139,053 shares and 81,508 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at September 30, 2004, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at September 30, 2004.

Note 7: Employee Benefit Plans

Components of Net Periodic Benefit Cost

Nine months ended September 30, 2004 (unaudited)

	Pension Benefits		Post Retirement Benefits
	2004	2003	2004	2003
Service Cost	$177,759	$140,958	$11,487	$9,750
Interest Cost	124,665	101,886	24,456	9,765
Expected Return on Plan Assets	(101,067)	(81,132)	0	0
Amortization of Prior Service Cost	12,279	12,279	0	0
Recognition of Net (Gain)/Loss	33,972	30,474	15,000	6,051
Amortization of Transition Obligation	—	(13,734)	2,184	2,184

Net Periodic Benefit Cost	$247,608	$190,731	$53,127	$27,750

Employer Contributions

The Company previously disclosed in its Annual Report on Form 10-K its consolidated financial statements for the year-ended December 31, 2003, that it expected to contribute $771,589 to its pension plan and $27,843 to its post-retirement benefit plan in 2004. As of September 30, 2004, a contribution of $771,589 and $27,843, respectively, has been made. The Company presently anticipates no further contributions during the remainder of 2004.

Note 8: FHLB Advance

In May of 2004, the Company took a short-term advance of $7.5 million from the Federal Home Bank of Atlanta. This advance is structured as a four-year credit. The advance is variable to the three-month LIBOR (London Interbank Offered Rates) minus 50 basis points for twelve months and then converted to a fixed rate credit at 3.92% for 36 months. At the one-year anniversary, the Company has the option to pre-pay the loan with no penalty.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

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

Bay Banks of Virginia, Inc.

Financial Highlights (unaudited)

Nine months ended (Thousands)	As of September 30, 2004	As of September 30, 2003	Change
FINANCIAL CONDITION
Average Assets	296,699	273,993	8.3%
Average Interest-earning Assets	275,648	249,614	11.4%
Average Earning Assets to Total Average Assets	92.9%	91.1%	2.0%
Period-end Interest-bearing Liabilities	233,519	222,896	4.8%
Average Interest-bearing Liabilities	232,683	217,300	7.1%
Average Equity, including FAS 115 adjustment	25,283	25,405	-0.5%
Tier 1 Capital	21,971	20,909	5.1%
Net Risk-weighted Assets	211,111	183,379	15.1%
Tier 2 Capital	2,013	1,852	8.7%

RESULTS OF OPERATIONS
Net Interest Income before Provision	7,203	6,363	13.2%
Net Income	1,438	1,341	7.2%
Annualized Yield on Average Interest-earning Assets	5.17%	5.51%	-6.2%
Annualized Cost of Average Interest-bearing Liabilities	1.83%	2.23%	-17.9%
Annualized Net Yield on Average Interest-earning Assets	3.63%	3.57%	1.7%
Annualized Net Interest Rate Spread	3.35%	3.28%	2.1%

RATIOS
Total Capital to Risk-weighted Assets (10% min)	11.4%	12.4%	-8.5%
Tier 1 Capital to Risk-weighted Assets (6% min)	10.4%	11.4%	-8.7%
Leverage Ratio (5% min)	7.5%	7.7%	-4.8%
Annualized Return on Average Assets (ROA)	0.6%	0.7%	-1.0%
Annualized Return on Average Equity (ROE)	7.6%	7.0%	7.7%

Period-end basic shares outstanding	2,347,937	2,326,080	0.9%
Average basic shares outstanding	2,334,036	2,319,558	0.6%
Average diluted shares outstanding	2,354,062	2,342,434	0.5%

PER SHARE DATA
Diluted earnings per average share (EPS)	0.61	0.57	7.0%
Cash Dividends per average share (six months)	0.45	0.42	7.1%
Book Value per share - basic
before Accumulated Comprehensive Income/Loss	10.55	10.20	3.4%
after Accumulated Comprehensive Income/Loss	10.91	10.73	1.7%

Book Value per average share - basic
before Accumulated Comprehensive Income/Loss	10.62	10.22	3.9%
after Accumulated Comprehensive Income/Loss	10.97	10.76	2.0%

EARNINGS SUMMATION

For the nine months ended September 30, 2004, net income was $1.4 million as compared to $1.3 million for the comparable period in 2003, an increase of 7.2%. Diluted earnings per average share for the first nine months of 2004 were $0.61 as compared to $0.57 for the first nine months of 2003. Annualized return on average assets was 0.6% for the first nine months of 2004 and 0.7% for the similar period in 2003. Annualized return on average equity was 7.6% for the first nine months of 2004, compared to 7.0% for the first nine months of 2003, an increase of 7.7%.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 3.63% as of September 30, 2004 compared to 3.57% for the same period in 2003 for an increase of 6 basis points.

Net interest income before provision for loan losses for the first nine months of 2004 was $7.2 million, compared to $6.4 million for the first nine months of 2003, an increase of $840 thousand or 13.2%. Increases in net interest income were driven by loan growth (changes in volume) during the first nine months of 2004. Average interest-earning assets totaled $275.6 million for the first nine months of 2004 as compared to $249.6 million for the first nine months of 2003, an increase of 10.4%. Average interest-earning assets as a percent of total average assets was 92.9% for the first nine months of 2004 as compared to 91.1% for the comparable period of 2003, an increase of 2.0%. The annualized yield on average interest-earning assets for the first nine months of 2004 was 5.17% as compared to 5.51% for the first nine months of 2003, a decrease of 34 basis points.

As loan volumes continue to increase, the Company will realize increasing net interest income as a result. These increases are incremental, however, as the increase in yield on new loan volume which is replacing Federal Funds Sold, is partially offset by the decline in investment yields. Management expects loan growth to continue through 2004 and into 2005, in which case net interest income should continue to improve. In addition, as the investment portfolio management continues, yields on this asset should also improve, thereby further increasing net interest income.

Average interest-bearing liabilities totaled $232.7 million for the first nine months of 2004 as compared to $217.3 million for the first nine months of 2003, an increase of 7.1%. The annualized yield (cost) on interest-bearing liabilities for the first nine months of 2004 was 1.83% as compared to 2.23% for the first nine months of 2003, a decrease of 40 basis points.

As noted earlier, the Company took an advance of $7.5 million from the Federal Home Bank of Atlanta in May of 2004. The average cost of these funds was 0.67% through September 30, 2004, reducing the Company’s total cost of interest-bearing liabilities, and improving net interest income.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized rate on interest bearing liabilities was 3.35% through nine months of 2004 and 3.28% through nine months of 2003.

Average total assets for the first nine months of 2004 were $296.7 million as compared to $274.0 million for the first nine months of 2003, an increase of 8.3%.

The first nine months of 2004 has resulted in strong loan growth. This growth has resulted in increases in net interest income through volume rather than rate. The vast majority of loans being recorded are adjustable and variable rate loans which will re-price upwardly when the interest rate market becomes less accommodative. The balance sheet of the Company remains asset sensitive and is therefore well positioned for a rising rate environment.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis) (Thousands)	Nine months ended 9/30/2004			Nine months ended 9/30/2003
	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Investments:
Taxable Investments	$38,862	$1,008	3.46%	$30,347	$1,199	5.27%
Tax-Exempt Investments (1)	20,629	897	5.80%	18,654	851	6.08%

Total Investments	59,491	1,905	4.27%	49,001	2,050	5.58%

Gross Loans (2)	203,203	8,681	5.70%	171,676	8,024	6.23%
Interest-bearing Deposits	123	1	1.44%	169	1	0.50%
Fed Funds Sold	12,831	106	1.10%	28,769	240	1.11%

TOTAL INTEREST EARNING ASSETS	$275,648	$10,693	5.17%	$249,614	$10,315	5.51%

INTEREST-BEARING LIABILITIES:
Deposits:
Savings Deposits	$66,276	$739	1.49%	$61,585	$815	1.76%
NOW Deposits	46,121	171	0.49%	40,962	244	0.80%
CD’s >= $100,000	31,364	742	3.15%	25,854	716	3.69%
CD’s < $100,000	63,290	1,454	3.06%	68,149	1,712	3.35%
Money Market Deposit Accounts	16,954	46	0.36%	16,403	122.99%

Total Interest Bearing Deposits	$224,005	$3,152	1.88%	$212,953	$3,609	2.26%

Fed funds purchased and securities sold to repurchase	4,846	16	0.43%	4,347	32	0.99%
FHLB advance	3,832	19	0.67%	—	—	0.00%

TOTAL INTEREST-BEARING LIABILITIES	$232,683	$3,187	1.83%	$217,300	$3,641	2.23%

Net Interest Income/Yield on Earning Assets		$7,506	3.63%		$6,674	3.57%
Net Interest Rate Spread			3.35%			3.28%

(1) – Yield and income assumes a federal tax rate of 34%.

(2) – Includes Visa program and non-accrual loans

Through the nine months ended September 30, 2004, average interest-earning assets were comprised of the loan portfolio with $203.2 million and the investment portfolio with $59.5 million. For the nine month period ended September 30, 2004, compared to the same period in 2003, on a fully tax equivalent basis, tax-exempt investment yields declined to 5.80% from 6.08%, and taxable investment yields decreased to 3.46% from 5.27%, resulting in a decrease in total investment yield to 4.27% from 5.58%. The investment portfolio will provide liquidity as short investments mature during 2004 and 2005.

In the first nine months of 2004, gross loans on average yielded 5.70% as compared to 6.23% for the same period in 2003. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans through the third quarter of 2004. By keeping the re-pricing terms of the loan portfolio short, the Company is positioned for a rising rate environment.

In an effort to offset the reduction in loan and investment yields, management has reduced the yields (costs) on average interest-bearing deposits during the first nine months of 2004, compared to the same period in 2003, as follows. Savings yields were reduced to 1.49% compared to 1.76%, NOW accounts were reduced to 0.49% compared to .80%, money market demand accounts were reduced to 0.36% compared to 0.99%, certificates of deposit greater than or equal to $100 thousand were reduced to 3.15% compared to 3.69%, and certificates of deposit less than $100 thousand were reduced to 3.06% compared to 3.35%. The resulting total yield on average deposits through September 30, 2004, was reduced to 1.88% compared to 2.26% for the same period of 2003.

The Company is positioned in a highly competitive environment. The competition for deposits has been historically strong. Currently, competition for deposits has not resulted in significant increases in the advertised rates for deposits and this has allowed the Company to maintain a favorable deposit rate structure. However, competitive pressure from other local banks, regional banks, insurance companies, credit unions and credit card companies may increase throughout 2004 and 2005.

Interest Rate Sensitivity Analysis

as of September 30, 2004

(Thousands)	Within 3 months	3-12 Months	1-5 Years	Over 5 Years	Total
Interest-Bearing Due From Banks	107	0	0	0	107
Fed Funds Sold	15,454	0	0	0	15,454
Investments	12,966	2,998	20,924	19,178	56,066
Loans	61,258	45,184	84,956	15,854	207,252

Total Earning Assets	89,785	48,182	105,880	35,032	278,879

NOW Accounts	14,858	29,716	0	0	44,574
MMDA’s	16,300	0	0	0	16,300
Savings	10,187	14,262	43,466	0	67,915
CD’s < $100,000	6,617	12,488	42,032	5	61,142
CD’s >= $100,000	3,314	4,332	22,718	0	30,364

Total Interest Bearing Deposits	51,276	60,798	108,216	5	220,295

Securities Sold to Repurchase	5,723	0	0	0	5,723
FHLB advance	0	7,500	0	0	7,500

Total Interest Bearing Liabilities	56,999	68,298	108,216	5	233,518

Rate Sensitive Gap	32,786	(20,116)	(2,336)	35,027	45,361

Cumulative Gap	32,786	12,670	10,334	45,361

As of September 30, 2004, the Company had interest-earning assets that mature within three months totaling $89.8 million, within twelve months totaling $48.2 million, through five years totaling $105.9 million, and over five years totaling $35.0 million. In comparison, interest-bearing liabilities maturing within three months totaled $57.0 million, within twelve months totaled $68.3 million, within five years totaled $108.2 million and $5 thousand over five years. The tabular information indicates that the Company is asset sensitive for all periods presented on a cumulative basis. Management believes this will position the Company favorably in a rising rate environment. Management is continually reviewing loan and deposit products to modify or develop offerings that are less subject to interest rate risk.

LIQUIDITY

The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2004, federal funds sold totaled $15.5 million and securities maturing in one year or less totaled $15.9 million, for a total pool of $31.4 million. The liquidity ratio as of September 30, 2004 was 25.5% as compared to 28.8% as of December 31, 2003. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and Federal Funds Sold, by interest bearing liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio and does not anticipate a significant change in the liquidity structure of the Company. In addition, the Company maintains available lines of credit with the Federal Home Loan Bank of Atlanta and several correspondent banks.

CAPITAL RESOURCES

From December 31, 2003, to September 30, 2004, total shareholder’s equity increased to $25.6 million from $25.1 million or 2.0%. The Company’s capital resources are impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before unrealized gains or losses was $24.8 million on September 30, 2004, and $24.1 million on December 31, 2003. Accumulated other comprehensive income was $827 thousand at September 30, 2004 and $964 thousand at December 31, 2003. This represents a decrease of $137 thousand or 14.2% during the nine month period.

Book value per share, basic, on September 30, 2004, compared to September 30, 2003, increased to $10.91 from $10.73, or 1.7%. Book value per share, basic, before accumulated comprehensive income on September 30, 2004, compared to September 30, 2003, grew to $10.55 from $10.20, an increase of 3.4%. Cash dividends paid for the nine months ended September 30, 2004, were $1.1 million, or $0.45 per share, compared to $970 thousand, or $0.42 per share, for the comparable period ended September 30, 2003 an increase of 7.1%. Average basic shares outstanding for the nine months ended September 30, 2004, were 2,334,036 compared to 2,319,558 for the comparable period ended September 30, 2003. The Company began a share repurchase program in August of 1999 and has continued the program into 2004. The plan authorizes a total of 115,000 shares for repurchase.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of September 30, 2004 the Company maintained Tier 1 capital of $22.0 million, net risk weighted assets of $211.1 million, and Tier 2 capital of $2.0 million. On September 30, 2004, the Tier 1 capital to risk weighted assets ratio was 10.4%, the total capital ratio was 11.4%, and the tier 1 leverage ratio was 7.3%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

As of September 30, 2004, total assets increased by 4.2% for the nine month period. Total assets were $302.9 million at September 30, 2004 as compared to $290.7 million at year-end 2003. Cash and cash equivalents totaled $10.4 million on September 30, 2004, compared to $7.8 million at year-end 2003.

During the nine months ended September 30, 2004, gross loans increased by $18.3 million or 9.6%, to $208.6 million from $190.4 million at year-end 2003. The major components of this increase were real estate mortgage loans secured by 1-4 family residential collateral with 12.6% growth to $117.2 million, and residential construction loans growing 19.8% to $29.9 million.

For the nine months ended September 30, 2004, the Company charged off loans totaling $142 thousand. For the comparable period in 2003, total loans charged off were $88.7 thousand. The Company maintained $46 thousand of other real estate owned (“OREO”) as of September 30, 2004. As of year-end 2003, this balance was $77 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $225 thousand through the first nine months, and the allowance for loan losses as of September 30, 2004, was $2.0 million. The allowance for loan losses, as a percentage of average total loans through the first nine months of 2004 was 0.96%. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of September 30, 2004, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of September 30, 2004, $1.6 million of loans were on non-accrual status of which $1.0 million are considered impaired. There were $1.4 million of loans on non-accrual status as of year-end 2003. On September 30, 2003, non-accrual loans totaled $1.3 million, of which $1.0 million were considered impaired. Changes in market conditions, interest rates, or the local economy could increase the realized loss on this credit. Impaired loans are those non-accrual loans that are considered commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $336 thousand on September 30, 2004, as compared to $602 thousand on September 30, 2003. Management has reviewed the credit and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of September 30, 2004, securities available for sale at market value totaled $55.6 million as compared to $66.5 million on December 31, 2003. This represents a net decrease of $10.9 million or 16.3% for the nine months. Securities held to maturity were $427 thousand as of September 30, 2004. At quarter end the investment portfolio represented 18.5% of total assets and 25.0% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of September 30, 2004 was a net unrealized gain of $1.3 million. The corresponding accumulated adjustment to shareholders’ equity was $827 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2004.

As of September 30, 2004, total deposits were $262.2 million compared to $257.1 at year-end 2003. This represents growth in balances of $5.1 million or 2.0% during the nine months. Components of this growth include non-interest-bearing demand deposits at 22.2% growth to $41.9 million, and savings and interest bearing demand deposit accounts at 2.1% growth to $128.8 million. Time deposits decreased by 5.3% to $91.5 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the first nine months of 2004 and 2003 totaled $2.0 million. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $489 thousand compared to $450 thousand through nine months of 2003, service charges on deposit accounts contributed $481 thousand through nine months of 2004 and $451 thousand for the comparable period in 2003, other fees contributed $638 thousand compared to $496 thousand through the nine months of 2004 and 2003, consecutively. The main driver of the increase in other fees is non-deposit product fee income and miscellaneous VISA income. Minor contributors to the increase in other fees were improvements in collection of cashiers check and money order fees, as well as increases in ATM interchange fees. Secondary market real estate loan brokerage income declined to $141 thousand compared to $330 through nine months of 2003, due mainly to reductions in refinancing activity. Gains on the sale of investments were $170 thousand through September 30, 2004 compared to $55 thousand for the comparable period of 2003. Gains on the sale of other real estate totaled $21 thousand through nine months of 2004 compared to $192 thousand for the comparable period of 2003, and other income totaled $90 thousand through nine months of 2004 compared to $71 thousand for the nine months ended September 30, 2003.

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

NON-INTEREST EXPENSE

Non-interest expenses totaled $7.0 million during the first nine months of 2004 as compared to $6.4 million for the same period in 2003, an increase of 10.6%. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the nine months ended September 30, 2004, salary and benefit expense was $3.9 million, and $3.3 million for the same period of 2003. Salary expense is impacted by the application of FAS-91, which governs the accounting for loan fees and costs. Salary expense is adjusted for the recognition of costs associated with the origination and processing of real estate loans. The adjustment to salaries for recognition of these costs was $536 thousand through the first nine months of 2004 as compared to $751 thousand for the same period in 2003. This resulted in an increase in salary expense of $215 thousand. The increase in expense is associated with an adjustment in the cost factor used for the calculation of the loan cost associated with FAS-91 loan fees and costs. Occupancy expense was $1.1 million through the first nine months of 2004 as compared to $1.0 million for the same period of 2003.

Other expenses include bank franchise taxes which totaled $169 thousand through nine months of 2004 and $156 thousand for 2003, expenses related to the Visa® program which were $300 thousand through nine months of 2004 and $273 thousand through nine months of 2003, telephone expenses which were $123 thousand for the current period and $131 thousand through nine months of 2003, and other operating expenses which totaled $1.5 million through both September 30, 2004 and September 30, 2003. Telephone expenses include the cost of the Company’s Customer Care Center and data Network communications.

Regulatory requirements created by the Sarbanes Oxley Act of 2002 have increased personnel, legal and accounting expenses of the Company. Management expects this trend to continue to increase expenses as the reporting and risk monitoring process develops.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 2. – UNRESTRICTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
July, 2004	—	—	—	40,442
August, 2004	—	—	—	40,442
September, 2004	400	14.75	400	40,042

	400	14.75	400

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

Bay Banks of Virginia, Inc.
(Registrant)

11/11/04	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(principal executive officer)

11/11/04	/s/ Richard C. Abbott
Richard C. Abbott
Treasurer
(principal financial officer)