Form 10-K
period 2004-12-31
BAY BANKS OF VIRGINIA INC
filed 2005-03-16
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file no: 0-22955

BAY BANKS OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1838100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 SOUTH MAIN STREET, KILMARNOCK, VIRGINIA 22482

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 804.435.1171

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2004, based on the closing sale price of the registrant’s common stock on June 14, 2004, was $35,124,180.

The number of shares outstanding of the registrant’s common stock as of March 7, 2005 was 2,353,987.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2005 are incorporated by reference into Part III of this Form 10-K.

BAY BANKS OF VIRGINIA

PART I

ITEM 1: BUSINESS

GENERAL

Bay Banks of Virginia, Inc. “the Company” is a bank holding company that conducts substantially all of its operations through its subsidiaries, Bank of Lancaster (the “Bank”), and Bay Trust Company (the “Trust Company”). Bay Banks of Virginia, Inc., was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997, in connection with the holding company reorganization of the Bank of Lancaster.

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

The Bank has two offices located in Kilmarnock, Virginia, and one office each in White Stone, Warsaw, Montross, Heathsville, and Callao, Virginia. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank opened for business in 1930 and has partnered with the community to ensure responsible growth and development since that time.

In August of 1999, Bay Banks of Virginia formed Bay Trust Company. This subsidiary of the Company was created to purchase and manage the assets of the trust department of the Bank of Lancaster. The sale and transfer of assets from the Bank to the Trust Company was completed as of the close of business on December 31, 1999. As of January 1, 2000, the Bank of Lancaster no longer owned or managed the trust function, and thereby no longer receives an income stream from the trust department. Income generated by the Trust Company is consolidated with the Bank’s income and the Company’s income for the purposes of the Company’s consolidated financial statements. The Trust Company opened for business on January 1, 2000, in its permanent location on Main Street in Kilmarnock, Virginia.

The Company’s marketplace is situated on the “Northern Neck” peninsula of Virginia, plus Middlesex County. The “Northern Neck” includes the counties of Lancaster, Northumberland, Richmond, and Westmoreland. The Company’s primary trading area is dominated by smaller, retired households with relatively high per capita incomes. Growth in households, employment, and retail sales is moderate but the local economic conditions are stable as growth has been positive for several years. Health care, tourism, and related services are the major employment sectors in the “Northern Neck.”

The Company had total assets of $303.5 million, deposits of $261.9 million, and shareholders equity of $25.8 million as of December 31, 2004.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of services to its customers in its market area. These services are summarized as follows.

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

Business Development. The Bank offers several services to commercial customers. These services include Analysis Checking, Cash Management Deposit Accounts, Wire Services, Direct Deposit Payroll Service, Internet Banking, Telephone Banking, and a full line of Commercial Lending options. The Bank also offers Small Business Administration loan products to include the 504 Program which provides long term funding for commercial real estate and long lived equipment. This allows commercial customers to apply for favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in a land title insurance agency, Bankers Title of Fredericksburg, and an investment and insurance services company, Bankers Investment Group. Bankers Title of Fredericksburg sells title insurance to mortgage loan customers, including customers of the Bank of Lancaster and the other financial institutions that have an ownership interest in the agency. Bankers Investment Group provides the Bank’s non-deposit products department with insurance and investment products for marketing within the Bank’s primary marketing area.

Bay Trust Company. The Trust Company offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover Individual Retirement Accounts, both self-directed and managed.

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

SUPERVISION AND REGULATION

Bank holding companies and banks are regulated under both federal and state law. The Company is subject to regulation by the Federal Reserve. Under the Bank Holding Company Act of 1956, the Federal Reserve exercises supervisory responsibility for any non-bank acquisition, merger or consolidation. In addition, the Bank Holding Company Act limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking. In addition, the Company is registered under the bank holding company laws of Virginia, and as such is subject to regulation and supervision by the Virginia State Corporation Commission’s Bureau of Financial Institutions.

The following description summarizes the significant state and Federal laws to which the Company and the Bank are subject. To the extent statutory or regulatory provisions or proposals are set forth the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

The Bank is supervised and regularly examined by the Federal Reserve and the Virginia State Corporation Commission’s Bureau of Financial Institutions. These on-site examinations verify compliance with regulations governing corporate practices, capitalization, and safety and soundness. Further, the Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA requires financial institutions to meet the credit needs of the local community, including low to moderate-income needs. Compliance with the CRA is monitored through regular examination by the Federal Reserve.

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

CAPITAL REQUIREMENTS

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2004 were 10.3% and 11.2%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average risk-weighted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2004, was 7.4%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

SAFETY AND SOUNDNESS REGULATIONS

The FDIC has adopted guidelines that establish standards for safety and soundness of banks. They are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund. If the FDIC determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or is not implemented, the agency must, by order, require the institution to correct the deficiency. The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized,” or “critically undercapitalized.” All such terms are defined under uniform regulation defining such capital levels issued by each of the federal banking agencies. The Bank is considered well capitalized.

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

GLBA repealed sections 20 and 32 of the Glass-Steagall Act, which sections separated commercial banking from investment banking, and substantially amends the Bank Holding Company Act, which prior to GLBA limited the ability of bank holding companies to engage in the securities and insurance businesses. To achieve this purpose, GLBA created a new type of company, the “financial holding company.” A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including

•	securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and

•	insurance underwriting, sales and brokerage activities.

A bank holding company may elect to become a financial holding company only if all of its depository institution subsidiaries are well-capitalized, well-managed and have at least a satisfactory CRA rating. While the Bank meets these criteria, the Company has not elected to be treated as a financial holding company.

GLBA established a system of functional regulation under which the federal banking agencies regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the Securities and Exchange Commission regulates their securities activities, and state insurance regulators will regulate their insurance activities.

GLBA and certain regulations issued by federal banking agencies also provide protection against the transfer and use by financial institutions of consumers’ nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Neither the provisions of GLBA nor the Act’s implementing regulations have had a material impact on the Company’s or the Bank’s regulatory capital ratios (as discussed above) or ability to continue to operate in a safe and sound manner.

USA PATRIOT ACT OF 2001

In October, 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia, which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

REPORTING OBLIGATIONS UNDER SECURITIES LAWS

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (“SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder by the SEC, which are aimed at improving corporate governance and reporting procedures. The Company is complying with the new rules and regulations implemented pursuant to the Sarbanes-Oxley Act and intends to comply with any applicable rules and regulations implemented in the future.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties or towns in which they operate.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2004.

Corporate Headquarters

100 South Main Street, Kilmarnock, Virginia

Bank of Lancaster

100 South Main Street, Kilmarnock, Virginia

708 Rappahannock Drive, White Stone, Virginia

432 North Main Street, Kilmarnock, Virginia

4935 Richmond Road, Warsaw, Virginia

15648 Kings Highway, Montross, Virginia

6941 Northumberland Highway, Heathsville, Virginia

18 Sandy Street, Callao, Virginia

23 West Church Street, Kilmarnock, Virginia

672 North Main Street, Kilmarnock, Virginia (leased)

Bay Trust Company

1 North Main Street, Kilmarnock, Virginia

15648 Kings Highway, Montross, Virginia

ITEM 3: LEGAL PROCEEDINGS

The Company currently is not involved in any material legal proceeding other than the ordinary and routine litigation incidental to its business.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bay Banks of Virginia common stock trades on the over-the-counter (“OTC”) Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares. There were 2,354,187 shares of the Company’s stock outstanding at the close of business on December 31, 2004, which were held by 762 shareholders of record.

The following table summarizes the high and low closing sales prices and dividends declared for the two years ended December 31, 2004.

	Market Values
	2004		2003		Declared Dividends
	High	Low	High	Low	2004	2003
First Quarter	$17.00	$15.25	$15.75	$14.75	$0.15	$0.14
Second Quarter	16.00	14.75	16.25	14.75	0.15	0.14
Third Quarter	15.50	14.50	17.00	15.50	0.15	0.14
Fourth Quarter	15.00	14.25	16.00	15.00	0.155	0.15

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2004. The combined plans authorize the repurchase of 180,000 shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October, 2004	—	$—	—	39,852
November, 2004	—	$—	—	39,852
December, 2004	500	$14.98	500	39,352

Total	500	$14.98	500

ITEM 6: SELECTED FINANCIAL DATA

Years Ended December 31, (Dollars in Thousands, except per share data)	2004	2003	2002	2001	2000
FINANCIAL CONDITION
Total Assets	$303,470	$290,711	$263,060	$245,594	$225,332
Total Loans, net of allowance	213,350	188,451	168,442	150,253	147,678
Total Deposits	261,946	257,083	231,516	219,194	200,178
Stockholders’ Equity
before FAS 115	25,253	24,114	23,132	22,070	21,546
after FAS 115	25,820	25,078	24,757	22,617	21,287
Average Assets	298,825	278,887	252,001	228,412	212,916
Average Loans, net of allowance	203,509	172,923	166,313	150,193	140,596
Average Deposits	261,782	245,799	229,379	202,223	183,791
Average Equity, after FAS 115	25,521	25,420	23,687	22,215	20,115
Average shares outstanding	2,337,788	2,313,596	2,301,364	2,310,522	2,318,698
Average Diluted shares outstanding	2,356,598	2,338,587	2,309,959	2,344,806	2,362,404

RESULTS OF OPERATIONS
Interest Income	$14,085	$13,329	$14,144	$15,442	$15,010
Interest Expense	4,310	4,766	5,391	7,321	8,303
Net Interest Income	9,775	8,563	8,753	8,121	6,707
Provision for Loan Losses	300	312	471	325	250
Net Interest Income after Provision	9,475	8,251	8,282	7,796	6,457
Gain/(Loss) on Sales of Investments	246	371	3	22	54
Non-interest Income net of Securities Gains	2,544	2,589	2,088	2,063	1,696
Non-interest Expense	9,323	8,536	7,203	7,043	6,020
Income before Taxes	2,941	2,675	3,170	2,839	2,187
Income Taxes	760	661	869	830	574
Net Income	2,181	2,013	2,301	2,009	1,613

PER SHARE DATA
Basic Earnings per share (EPS)	$0.93	$0.87	$1.00	$0.87	$0.70
Diluted Earnings per share (EPS)	0.93	0.86	$0.99	0.86	0.69
Cash Dividends per share	0.605	0.570	0.500	0.470	0.430
Book Value per share
before FAS 115	10.73	10.37	10.03	9.57	9.27
after FAS 115	10.97	10.78	10.73	9.81	9.16

RATIOS
Total Capital to Risk Weighted Assets	11.2%	12.1%	12.5%	13.3%	13.6%
Tier 1 Capital to Risk Weighted Assets	10.3%	11.1%	11.5%	12.3%	12.7%
Leverage Ratio	7.4%	7.3%	7.9%	8.1%	8.3%
Return on Average Assets	0.7%	0.7%	0.9%	0.9%	0.8%
Return on Average Equity	8.5%	7.9%	9.7%	9.0%	8.0%
Loan Loss Reserve to Loans	0.9%	1.0%	1.0%	1.0%	0.9%
Dividends paid as a percent of Net Income	64.8%	65.5%	50.0%	53.6%	61.8%
Average Equity as a percent of Average Assets	8.5%	9.1%	9.4%	9.7%	9.4%

GROWTH RATES
Year end Assets	4.4%	10.5%	7.1%	9.0%	12.8%
Year end Loans	13.2%	11.9%	12.1%	1.7%	13.2%
Year end Deposits	1.9%	11.0%	5.6%	9.5%	12.6%
Year end Equity
before FAS 115	4.7%	4.2%	4.8%	2.4%	1.9%
after FAS 115	3.0%	1.3%	9.5%	6.2%	8.0%
Average Assets	7.4%	10.4%	10.3%	7.3%	7.2%
Average Loans, net of allowance	17.7%	4.0%	10.7%	6.8%	18.3%
Average Deposits	6.5%	7.2%	13.4%	10.0%	4.4%
Average Equity	2.4%	7.3%	6.6%	10.4%	0.5%
Net Income	8.4%	-12.5%	14.5%	24.6%	-25.9%
Cash Dividends declared	7.3%	14.0%	7.4%	8.3%	10.2%
Book Value
before FAS 115	3.5%	3.3%	4.8%	3.2%	2.2%
after FAS 115	1.8%	0.5%	9.4%	7.0%	8.3%

Note: All per-share data is adjusted to reflect a 2-for-1 split on June 7, 2002.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Bay Banks of Virginia and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

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

OVERVIEW

2004 Compared to 2003

Bay Banks of Virginia, Inc. recorded earnings for 2004 of $2,181,360, or $.93 per share basic and $.93 per share on a diluted basis, as compared to 2003 earnings of $2,013,185 and $.87 per share basic and $.86 per share on a diluted basis. This is an increase in net income of 8.4% as compared to year end 2003. Net interest income for 2004 increased to $9,774,657, up 14.1% as compared to $8,562,995 for 2003. Non-interest income for 2004, before net securities gains, decreased to $2,543,569 as compared to 2003 non-interest income, before net securities gains, of $2,588,894, a decrease of 1.7%. Non-interest expenses increased to $9,322,862, up 9.2% over 2003 non-interest expenses of $8,536,017.

Performance as measured by the Company’s return on average assets (“ROA”) was .73% for the year ended December 31, 2004 compared to .72% for 2003. Performance as measured by return on average equity (“ROE”) was 8.55% for the year ended December 31, 2004, compared to 7.92% for 2003.

2003 Compared to 2002

Earnings for the Company were $2,013,185 for 2003, down 12.5% as compared to 2002 earnings of $2,301,401. The 2003 basic earnings per share were $.87 and diluted earnings per share were $.86, as compared to 2002 basic earnings per share of $1.00 and diluted earnings per share of $.99. Net interest income was $8,562,995 for 2003 as compared to $8,753,103 for 2002, a decrease of 2.2%. Non-interest income before net securities gains for 2003 was $2,588,894, up 23.9% over 2002 non-interest income before net securities gains of $2,088,624. Non-interest expenses for 2003 were $8,536,017, up 18.5% as compared to 2002 non-interest expenses of $7,202,587.

Performance as measured by the Company’s ROA was .72% for the year ended December 31, 2003, compared to .91% for 2002. Performance as measured by ROE was 7.92% for the year ended December 31, 2003, compared to 9.72% for 2002.

Return on Equity and Assets

Years Ended December 31,	2004	2003	2002
Net Income	$2,181,360	$2,013,185	$2,301,401
Average Total Assets	$298,825,499	$278,887,000	$252,001,000
Return on Assets	0.73%	0.72%	0.90%

Average Equity	$25,521,263	$25,420,209	$23,687,000
Return on Equity	8.55%	7.92%	9.70%

Dividends declared per share	$0.605	$0.570	$0.500
Average Shares Outstanding	2,337,788	2,313,596	2,301,364
Average Diluted Shares Outstanding	2,356,598	2,338,587	2,309,959
Net Income per Share	$0.93	$0.87	$1.00
Net Income per Diluted Share	$0.93	$0.86	$0.99
Dividend Payout Ratio	64.8%	65.5%	50.0%
Equity to Assets Ratio	8.5%	9.1%	9.4%

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

Net interest income, on a fully tax equivalent basis which reflects the tax benefits of nontaxable interest income, was $10.2 million in 2004, $9.0 million in 2003 and $9.1 million in 2002. This represents an increase in net interest income of 13.5% for 2004 as compared to 2003 and a nominal decrease of 1.3% for 2003 compared to 2002. The interest rate spread on average earning assets and liabilities was 3.37%, 3.24% and 3.56 % for 2004, 2003, and 2002 respectively.

The Company’s net interest margin increased to 3.67 % for 2004 as compared to 3.53% for 2003. The net interest margin was 3.93% for 2002. The yield on earning assets decreased to 5.22% for 2004 as compared to 5.41% and 6.27% for years 2003 and 2002, respectively. The cost of interest bearing liabilities decreased to 1.85% for 2004 as compared to 2.17% and 2.71% for years 2003 and 2002, respectively. Average earning assets increased 9.4% to $277.5 million for 2004 as compared to $253.6 million for 2003. Average earning assets were $230.7 million for 2002. Average interest bearing liabilities increased 6.2% to $233.5 million at year end 2004 as compared to $220.0 million at year end 2003. Average interest bearing liabilities were $199.2 million at year end 2002.

Average Balances, Income and Expenses, Yields and Rates

Years Ended December 31,

(Fully taxable equivalent basis)

	2004			2003			2002
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
INTEREST EARNING ASSETS:
Taxable Investments	$37,903	$1,338	3.53%	$32,269	$1,578	4.89%	$34,404	$2,023	5.88%
Tax-Exempt Investments (1)	20,356	1,176	5.78%	19,335	1,159	6.00%	14,714	946	6.43%

Total Investments	58,259	2,514	4.31%	51,604	2,737	5.30%	49,118	2,969	6.04%

Gross Loans (2)	205,473	11,787	5.74%	174,715	10,694	6.12%	159,951	11,150	6.97%
Interest-bearing Deposits	123	2	1.42%	162	1	0.46%	200	1	0.55%
Fed Funds Sold	13,682	183	1.34%	27,120	291	1.07%	21,479	345	1.61%

TOTAL INTEREST EARNING ASSETS	$277,537	$14,486	5.22%	$253,601	$13,723	5.41%	$230,748	$14,464	6.27%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$66,724	$1,031	1.55%	$62,258	$1,056	1.70%	$59,506	$1,326	2.23%
NOW Deposits	46,248	230	0.50%	41,582	307	0.74%	33,069	420	1.27%
Time Deposits => $100,000	31,051	989	3.19%	27,187	971	3.57%	22,721	890	3.91%
Time Deposits < $100,000	62,616	1,922	3.07%	67,169	2,238	3.33%	67,730	2,519	3.72%
Money Market Deposit Accounts	17,014	62	0.36%	16,650	143	0.86%	12,739	202	1.59%

Total Deposits	$223,653	$4,234	1.89%	$214,846	$4,715	2.19%	$195,765	$5,357	2.74%

Fed Funds Purchased	3	—	1.00%	—	—	0.00%	—	—	0.00%
Securities Sold to Repurchase	5,105	26	0.51%	5,128	51	1.00%	3,406	34	1.00%
FHLB Advance	4,754	50	1.05%	—	—	0.00%	—	—	0.00%

TOTAL INTEREST-BEARING LIABILITIES	$233,515	$4,310	1.85%	$219,974	$4,766	2.17%	$199,171	$5,391	2.71%

Net Yield on Earning Assets		$10,176	3.67%		$8,957	3.53%		$9,072	3.93%
Net Interest Rate Spread			3.37%			3.24%			3.56%

Notes:

(1)	- Income and yield is tax-equivalent assuming a federal tax rate of 34%
(2)	- Includes Visa credit card program and nonaccrual loans.

The Company’s balance sheet expanded at a rate of 4.4% during 2004 with year end loans increasing by 13.2% and year end deposits increasing by 1.9% as compared to year end 2003 balances. Loan growth was primarily composed of single family residential loans with adjustment periods of one, three, or five years and variable rate commercial loans that are re-priced with adjustments in the prime rate. Deposit growth was primarily in savings, non-interest bearing and interest bearing transaction accounts. Interest bearing transaction accounts generally re-price slowly and at the discretion of Company management. The result was that the Company shifted its interest rate sensitivity position from liability sensitive to slightly asset sensitive. Being asset sensitive is favorable in a rising rate environment because assets will re-price faster than liabilities. The Company began to realize the benefit of asset sensitivity as short term interest rates began to increase during the second half of 2004.

During 2003, the Company experienced significant re-pricing of its loan portfolio due to record levels of loan refinancing. The yield on total earning assets declined to 5.41% in 2003 from 6.27% in 2002, a reduction of 13.7%. Refinancing continued through the first quarter of 2004, but to a much lesser extent than during 2003. Nevertheless, the impact of refinancing and a flattening yield curve further compressed the yield on total interest earning assets to 5.22% in 2004 from 5.41% in 2003, a reduction of 3.5%.

Downward pressure on the earning asset yield was slowed through increases in loan offering rates and by culling low-yielding bonds within the investment portfolio. The market place continues to experience significant sales of existing homes and new construction. The Company has remained competitive in its loan pricing, but has systematically been able to increase loan offering rates as the marketplace allows.

During 2004, the Company was able to reduce interest expense through increases in balances of non-interest bearing deposits and re-pricing of time and other deposits. Deposits grew by less than 2% as compared to 2003, however, the mix of deposits changed dramatically. Non-interest bearing deposits grew by 13.4% as compared to year end 2003 and savings and interest bearing deposit accounts grew by 6.2%. This growth in deposits allowed the Company to reduce its total yield on deposits to 1.89% from 2.19% for the prior year. Coupled with controlling the pressure on asset yields and increased loan volume, this provided an additional $1.2 million in net interest income.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31,	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to Changes in:			Increase (Decrease) Due to Changes in:
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Taxable securities	$246	$(486)	$(240)	$(120)	$(325)	$(445)
Tax exempt securities	60	(43)	17	271	(58)	213
Loans	1,796	(703)	1,093	975	(1,431)	(456)
Interest-bearing deposits	—	1	1	—	—	—
Federal funds sold	(168)	60	(108)	79	(133)	(54)

Total earning assets	$1,934	$(1,171)	$763	$1,205	$(1,947)	$(742)

Interest-Bearing Liabilities:
Interest checking	32	(109)	(77)	$90	$(203)	$(113)
Savings deposits	73	(98)	(25)	58	(328)	(270)
Money market accounts	3	(84)	(81)	51	(110)	(59)
Certificates of deposit < $100,000	(147)	(162)	(309)	(32)	(249)	(281)
Certificates of deposit >= $100,000	129	(111)	18	163	(82)	81
Securities sold under repurchase agreements	—	(25)	(25)	17	—	17
FHLB advance	50	—	50	—	—	—

Total interest-bearing liabilities	$140	$(589)	$(449)	$347	$(972)	$(625)

Change in net interest income	$1,794	$(582)	$1,212	$858	$(975)	$(117)

Notes:

(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

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

Change in Prime Rate	% Change in Net Interest Income
+ 200 basis points	6.37%
Flat	0
- 100 basis points	-4.12%

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

Economic Value of Equity Simulation

Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis with the net economic value of equity being the fair value of all assets minus the fair value of all liabilities. The change in economic value over varying rate environments is an indication of long term interest rate sensitivity of the balance sheet. The following chart reflects the change in the economic value of equity over varying rate environments:

Change in Prime Rate	Economic Value of Equity (Dollars in Thousands)	Change in Economic Value of Equity (Dollars in Thousands)
+ 200 basis points	54,412	13,088
+100 basis points	48,317	6,994
Flat	41,324	0
- 100 basis points	33,224	-8,100
-200 basis points	23,868	-17,456

Non-Interest Income

Total non-interest income decreased to $2.8 million in 2004 as compared to $3.0 million in 2003, a reduction of 5.7%. Non-interest income in 2002 was $2.1 million. The decrease in non-interest income was due to declines in secondary market lending fees, gains on sale of other real estate, and other income. For 2004, secondary market lending fees totaled $184 thousand as compared to $363 thousand for 2003. Gains on sale of other real estate were $14 thousand as compared to $192 thousand for the prior year, and other income was $127 thousand as compared to $151 for the prior year.

Income improved in fiduciary income, service charges on deposit accounts, and other service charges. Fiduciary income increased to $665 thousand from $622 for 2003, service charges on deposits increased to $669 thousand from $599 thousand, and other service charges increased to $885 thousand from $663 thousand.

The two most significantly declining non-interest income items were secondary market lending fees and gains on sale of other real estate. Secondary market lending fees declined during 2004 due to the ability of the Company’s subsidiary bank to remain competitively priced to loan rates offered in the secondary market. These loans are sold into the secondary market with servicing released. As noted above, loan growth was strong for the Company during 2004 and there was less demand for secondary market products as a result. Gains on sale of other real estate are dependent upon the volume and nature of the properties that the Company buys back through foreclosure. During 2004, the number and value of foreclosed properties was lower than 2003 which resulted in fewer income dollars from the sale of those foreclosed properties.

Non-Interest Expense

During 2004, total non-interest expenses increased 9.2% to $9.3 million from $8.5 million in 2003 and $7.2 million in 2002. Non-interest expenses are composed of salaries and benefits, occupancy expense, state bank franchise tax, Visa Program expense, telephone expense and other operating expenses.

Salary and benefit expense continues to be the major component of non-interest expenses. Salary and benefits expense increased 16.8% to $5.1 million in 2004, as compared to $4.4 million in 2003 and $3.6 million in 2002. The benefits component for 2004 increased 10.2% over 2003. If the effects of SFAS No. 91 loan origination setup credits, which reduce salary expense, are removed, salary and benefit expense for 2004 increased only 8.4% over 2003.

Occupancy expense increased 3.2% to $1.4 million during 2004 as compared to 2003. Occupancy expense was $884 thousand for 2002 State bank franchise tax expense declined 5.0% to $202 thousand as compared to $212 thousand for 2003. Expenses related to the Visa Program increased by 14.2% to $422 thousand as compared to $369 thousand for 2003. Telephone expense declined 10.3% to $167 thousand as compared to $187 thousand for 2003. Other expense declined by 0.8% to $2.0 million as compared to 2003.

Management continues its program of identifying variable expenses that can be reduced or eliminated. Net of salary and benefit expense, non-interest expenses increased by $50 thousand, or 1.2% during 2004, as compared to 2003.

Income Taxes

Income tax expense in 2004 was $760 thousand, $661 thousand in 2003 and $870 thousand in 2002. Income tax expense corresponds to an effective rate of 25.8%, 24.7% and 27.4% for the three years ended December 31, 2004, 2003, and 2002, respectively. Note 12 to the Consolidated Financial Statements provide a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 12 to the Consolidated Financial Statements is information regarding deferred taxes for 2004, 2003, and 2002.

Loans

Loan production remained strong during 2004 as new loan volumes were only marginally impacted by loan prepayments. During 2004, as shown below, loans increased by 13.3% to $214.1 million as compared to 2003 balances of $189.0 million. Loans secured by real estate represent the largest category, comprising 84.7% of the loan portfolio at December 31, 2004. Of these balances, 1-4 family residential, not including home equity lines, was 48.0% of total loans, down from 54.7% at year end 2003. Commercial loan balances decreased 13.3% to $21.5 million from $24.8 million at year end 2003. Commercial loan balances were 10.1% of total loans at year end 2004 as compared to 13.1% at year end 2003. Consumer installment loans decreased 6.2% to $9.9 million from $10.6 million at year end 2003.

Types of Loans

Years ended December 31, (Dollars in Thousands)	2004	2003	2002	2001	2000
Commercial	$21,519	$24,819	$16,763	$11,399	$11,279
Real Estate – Construction	$31,184	$24,959	$19,131	$13,914	$4,591
Real Estate – Mortgage	$150,129	$127,577	$121,213	$115,029	$111,957
Installment and Other (includes Visa program)	$11,266	$11,602	$11,795	$10,560	$20,590

Total	$214,098	$188,957	$168,902	$150,903	$148,417

Notes:

Deferred loan costs and fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans as of December 31, 2004
	One Year or Less		One to Five Years		Over Five Years
(Dollars in Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial	$1,802	$13,585	$2,701	—	$3,432	—
Real Estate - Construction	$12,603	$4,733	$12,134	$65	$1,650	—
Real Estate – Mortgage	$2,896	$64,790	$15,392	$53,911	$13,140	—
Installment and Other	$2,522	$1,602	$6,665	—	$477	—

Totals	$19,823	$84,710	$36,892	$53,976	$18,697	—

Notes:

Loans with immediate repricing are shown in the ‘One Year or Less’ category.

Variable rate loans are categorized based on their next repricing date.

Asset Quality-Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the required amount of provision. A loan-by-loan review is conducted on all classified loans. Inherent losses on these individual loans are determined and these losses are compared to historical loss data for each loan type. Management then reviews the various analyses and determines the appropriate allowance. As of December 31, 2004, management considered the allowance for loan losses to be a reasonable estimate of potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31,

(Dollars in Thousands)	2004	2003	2002	2001	2000
Balance, beginning of period	$1,902	$1,697	$1,493	$1,370	$1,198
Loans charged off:
Commercial	$(14)	$(11)	$(203)	$(62)	$(27)
Real estate - construction	—	—	—	—	—
Real estate - mortgage	$(49)	$(12)	$(22)	$(42)	$(50)
Installment and other (including Visa program)	$(139)	$(97)	$(64)	$(117)	$(17)

Total charge - offs	$(202)	$(120)	$(289)	$(221)	$(94)

Recoveries of loans previously charged off:
Commercial	$10	—	$4	—	—
Real estate – construction	—	—	—	—	—
Real estate – mortgage	$1	—	$1	—	$7
Installment and Other (including Visa program)	$21	$13	$17	$19	$9

Total recoveries	$32	$13	$22	$19	$16

Net charge offs	$(170)	$(107)	$(267)	$(202)	$(78)

Provision for loan losses	$300	$312	$471	$325	$250

Balance, end of period	$2,032	$1,902	$1,697	$1,493	$1,370

Average loans outstanding during the period	$205,473	$174,715	$159,951	$151,668	$142,489

Ratio of net charge-offs during the period to average loans outstanding during the period	0.08%	0.06%	0.17%	0.13%	0.05%

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2004, the allowance for loan losses was $2.0 million or 0.9% of total loans as compared to $1.9 million or 1.0% for 2003.

Allocation of the Allowance for Loan Losses

Years Ended December 31,	2004		2003		2002		2001		2000
(Dollars in Thousands)	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio
Commercial	$1,186	10.1%	$924	13.1%	$822	9.9%	$237	7.5%	$70	7.6%
Real estate - construction	$108	14.6%	$83	13.2%	$73	11.2%	$21	9.2%	$22	3.1%
Real estate - mortgage	$563	70.1%	$675	67.5%	$674	71.2%	$1,032	75.8%	$1,037	72.0%
Installment & Other	$175	5.2%	$220	6.2%	$128	7.7%	$203	7.5%	$241	17.3%

Total	$2,032	100.0%	$1,902	100.0%	$1,697	100.0%	$1,493	100.0%	$1,370	100.0%

Nonperforming Assets

As of December 31, 2004, loans upon which the accrual of interest had been discontinued were $1.3 million. Loans upon which the accrual of interest had been discontinued at year end 2003 were $1.4 million. Potential problem loans totaled approximately $2.4 million on December 31, 2004, compared to approximately $2.8 million on December 31, 2003. Other real estate owned including foreclosed property, at year end 2004 was $17 thousand as compared to $77 thousand for 2003. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Management expects no losses on the sale of other real estate owned.

Non Performing Assets

Years Ended December 31, (Dollars in Thousands)	2004	2003	2002	2001	2000
Non-accrual Loans	$1,321	$1,434	$268	$163	$25
Restructured Loans	—	—	—	—	—
Foreclosed Properties	$17	$77	$580	$614	$805

Total Non-performing Assets	$1,338	$1,511	$848	$777	$830

Loans past due 90+ days as to principal or interest payments and accruing interest	$314	$982	$673	$825	$758
Allowance for Loan Losses	$2,032	$1,902	$1,697	$1,493	$1,370
Non-Performing Assets to Total Loans and OREO	0.6%	0.8%	0.5%	0.5%	0.6%
Allowance to Total Loans and OREO	0.9%	1.0%	1.0%	1.0%	0.9%
Allowance to Non-Performing Assets	1.52	1.26	2.00	1.92	1.65
For non-accrual and restructured loans, Gross interest income which would have been recorded under original loan terms for the year ended	$72	$52	$10	$13	$2

For non-accrual and restructured loans, Gross interest income recorded for the year ended	$3	$62	$10	$13	$2

Securities

As of December 31, 2004, investment securities totaled $52.3 million, a decrease of 21.3% as compared to 2003 year end balances of $66.5 million. During 2003, the Company purchased approximately $15 million in auction rate securities as an alternative to Federal Funds Sold. The sale of most of the auction rate securities comprised the majority of the reduction in investment volumes.

Investments by Type

Years Ended December 31, (Book Values in Thousands)	2004	2003	2002
U.S. Government Agencies	$12,179	$20,644	$7,511
State and Municipal Governments	30,535	36,499	25,712
Other Securities	8,773	7,889	14,466

Total	$51,487	$65,032	$47,690

Available for sale securities are carried at fair market value, with after-tax market value gains or losses being disclosed as an “unrealized” component of shareholder’s equity entitled “Accumulated other comprehensive income.” Also known as unrealized gains or losses on investments, other comprehensive income is impacted by rising or falling interest rates. As the market value of a fixed income investment will increase as interest rates fall, it will also decline as interest rates rise. The after tax unrealized gains or losses are recorded as other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the investment is sold, or ‘realized.’ As of December 31, 2004, the Company had accumulated other comprehensive income of $567 thousand as compared to $964 thousand at year end 2003.

The Company seeks to diversify its portfolio to minimize risk and to maintain a majority of its portfolio in securities issued by states and political subdivisions due to the tax benefits such securities provide. The Company does not own any derivatives or participate in hedging activities.

Investment Maturities and Average Yields As

of December 31, 2004

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years	Total
U.S. Treasury and Agency Securities
Book Value	$2,257	$7,945	$1,977	—	$12,179
Market Value	$2,235	$7,913	$1,971	—	$12,119
Weighted average yield	2.88%	3.58%	4.41%	—	3.58%
States and Political Subdivisions Securities
Book Value	$6,520	$10,777	$12,994	$244	$30,535
Market Value	$6,522	$11,199	$13,295	$244	$31,260
Weighted average yield	2.20%	5.87%	5.28%	5.52%	4.83%
Other Securities:
Book Value	$5,000	$2,540	$916	$318	$8,774
Market Value	$5,000	$2,730	$916	$318	$8,964
Weighted average yield	1.10%	6.32%	3.34%	4.93%	2.98%
Total Securities:
Book Value	$13,777	$21,262	$15,887	$562	$51,488
Market Value	$13,757	$21,842	$16,182	$562	$52,343
Weighted average yield	1.91%	5.07%	5.06%	5.19%	4.22%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Average yields on securities held for sale are based on amortized cost.

Deposits

As of December 31, 2004, total deposits increased 1.9% to $261.9 million as compared to year end 2003 deposits of $257.1 million. Non-interest bearing demand deposits increased 13.4% to $38.9 million during 2004 from $34.3 million at year end 2003. Savings and interest bearing transaction account balances increased 6.2% to $133.9 million from $126.1 million at year end 2003. Time deposits decreased 7.7% to $89.2 million from $96.7 million at year end 2003.

Average Deposits and Rates

Years Ended December 31,	2004		2003		2002
(Dollars in Thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$38,129	0.00%	$30,953	0.00%	$28,226	0.00%

Interest bearing Deposits:
NOW Accounts	$46,248	0.50%	$41,582	0.74%	$33,069	1.27%
Regular Savings	$66,724	1.55%	$62,258	1.70%	$59,506	2.23%
Money Market Deposit Accounts	$17,014	0.36%	$16,650	0.86%	$12,739	1.59%
Time Deposits:
CD’s $100,000 or more	$31,051	3.19%	$27,187	3.57%	$22,721	3.91%
CD’s less than $100,000	$62,616	3.07%	$67,169	3.33%	$67,730	3.72%

Total Interest bearing Deposits	$223,653	1.89%	$214,846	2.19%	$195,765	2.74%

Total Average Deposits	$261,782	1.62%	$245,799	1.92%	$223,991	2.39%

Maturity Schedule of Time Deposits of $100,000 and Over

Years Ended Decmeber 31, (Dollars in Thousands)	2004	2003	2002
3 months or less	$1,864	$3,221	$1,316
3-6 months	1,733	2,843	2,602
6-12 months	3,917	3,632	2,858
Over 12 months	22,050	22,019	17,555

Totals	$29,564	$31,716	$24,332

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

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Asset ratio of 8.0%, a Tier 1 Capital to Risk Weighted Asset ratio of 4.0% and a Tier 1 Capital to Adjusted Average Asset ratio (Leverage ratio) of 4.0%. As of December 31, 2004, the Company maintained these ratios at 11.2%, 10.3%, and 7.3%, respectively. At year end 2003, these ratios were 12.1%, 11.1%, and 7.3%, respectively.

Total capital, before accumulated other comprehensive income, increased 4.7% to $25.3 million as of year end 2004 as compared to $24.1 million at year end 2003. Accumulated other comprehensive income was $567 thousand at year end 2004, down 41.2% from $964 thousand at year end 2003. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of unrealized gains and losses at the end of a given accounting period.

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

At December 31, 2004, liquid assets totaled $35.8 million or 11.8% of total assets. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The subsidiary bank maintains Federal Funds lines with regional banks totaling approximately $16.8 million. In addition, the subsidiary bank has a line of credit with the Federal Home Loan Bank of Atlanta of approximately $19.0 million, with $11.5 million available.

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

Off Balance Sheet Arrangements

December 31, (Dollars in Thousands)	2004	2003
Total Loan Commitments Outstanding	$42,232	$35,167
Standy-by Letters of Commitment	522	439

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated herein by reference from Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$8,572,672	$7,762,030
Interest-bearing deposits	104,949	102,868
Federal funds sold	13,989,278	13,907,525
Securities available for sale, at fair value	51,916,490	66,493,731
Securities held to maturity, at amortized cost (fair value, $426,320)	429,815	—
Loans, net of allowance for loan losses of $2,032,185 and $1,901,576	213,350,454	188,450,953
Premises and equipment, net	9,086,442	8,411,776
Accrued interest receivable	1,163,976	1,261,784
Other real estate owned	16,601	76,514
Core deposit intangible	2,807,842	2,807,842
Other assets	2,031,067	1,435,602

Total assets	$303,469,586	$290,710,625

LIABILITIES

Noninterest-bearing deposits	$38,877,338	$34,290,391
Savings and interest-bearing demand deposits	133,887,530	126,127,299
Time deposits	89,181,113	96,665,504

Total deposits	$261,945,981	$257,083,194
Securities sold under repurchase agreements	6,342,456	6,478,601
Federal Home Loan Bank advances	7,500,000	—
Other liabilities	1,861,627	2,070,426

Total liabilities	$277,650,064	$265,632,221

SHAREHOLDERS’ EQUITY

Common stock ($5 par value; Authorized—5,000,000 shares; Outstanding—2,354,187 and 2,326,080 shares, respectively)	$11,770,937	$11,630,401
Additional paid-in capital	4,621,295	4,336,929
Retained Earnings	8,860,506	8,146,613
Accumulated other comprehensive income, net	566,784	964,461

Total shareholders’ equity	$25,819,522	$25,078,404

Total liabilities and shareholders’ equity	$303,469,586	$290,710,625

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest Income
Loans including fees	$11,786,878	$10,694,171	$11,150,289
Securities
Taxable	1,339,455	1,578,987	2,024,013
Tax-exempt	776,149	765,126	624,514
Federal funds sold	182,669	291,172	344,951

Total interest income	14,085,151	13,329,456	14,143,767

Interest Expense
Deposits	4,234,460	4,715,282	5,356,811
Federal funds purchased	162	0	0
Securities sold to repurchase	25,980	51,179	33,853
FHLB advance	49,892	0	0

Total interest expense	4,310,494	4,766,461	5,390,664

Net interest income	9,774,657	8,562,995	8,753,103
Provision for loan losses	300,000	312,000	471,000

Net interest income after provision for loan losses	9,474,657	8,250,995	8,282,103

Noninterest Income
Income from fiduciary activities	664,806	621,546	635,197
Service charges & fees on deposit accounts	669,029	598,666	541,250
Other service charges and fees	884,840	663,169	633,239
Secondary market lending fees	184,048	362,813	260,913
Securities gains	246,010	370,728	2,800
Other real estate gains / (losses)	13,958	191,959	(22,894)
Other income	126,888	150,741	40,919

Total noninterest income	2,789,579	2,959,622	2,091,424

Noninterest Expense
Salaries and employee benefits	5,119,549	4,382,830	3,599,689
Occupancy expense	1,403,372	1,359,399	884,495
Bank franchise tax	201,910	212,449	209,015
Visa expense	421,745	369,384	321,444
Telephone expense	167,636	186,911	169,501
Other expense	2,008,650	2,025,044	2,018,443

Total noninterest expense	9,322,862	8,536,017	7,202,587

Net income before income taxes	2,941,374	2,674,600	3,170,940
Income tax expense	760,014	661,415	869,539

Net Income	$2,181,360	$2,013,185	$2,301,401

Basic Earnings Per Share
Average basic shares outstanding	2,337,788	2,313,596	2,301,364
Earnings per share, basic	$0.93	$0.87	$1.00
Diluted Earnings Per Share
Average diluted shares outstanding	2,356,598	2,338,481	2,309,959
Earnings per share, diluted	$0.93	$0.86	$0.99

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2001	$5,766,405	$3,940,720	$12,363,054	$546,612	$22,616,791
Comprehensive Income:
Net Income			2,301,401		2,301,401
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of $556,236				1,079,752
Reclassification adjustment for securities gains included in net income, net of taxes of ($952)				(1,848)

Total other comprehensive income, net of taxes of $555,284				1,077,904	1,077,904
Cash dividends paid—$0.50/share	—	—	(1,150,503)	—	(1,150,503)
Stock repurchases	(102,895)	(142,262)	(224,426)	—	(469,583)
2-for-1 stock split	5,756,178	—	(5,756,178)	—	—
Sale of common stock:
Dividends Reinvested	92,237	251,389	—	—	343,626
Stock Options exercised	24,875	30,846	(18,558)	—	37,163

Balance at December 31, 2002	$11,536,800	$4,080,693	$7,514,790	$1,624,516	$24,756,799
Comprehensive Income:
Net Income	—	—	2,013,185	—	2,013,185
Other comprehensive loss:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($213,980)				(415,375)
Reclassification adjustment for securities gains included in net income, net of taxes of ($126,048)				(244,680)

Total other comprehensive loss, net of taxes of ($340,028)				(660,055)	(660,055)
Cash dividends paid—$0.57/share	—	—	(1,318,104)	—	(1,318,104)
Stock repurchases	(34,750)	(11,350)	(63,258)	—	(109,358)
Sale of common stock:
Dividends Reinvested	123,351	264,836	—	—	388,187
Stock Options exercised	5,000	2,750	—	—	7,750

Balance at December 31, 2003	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404
Comprehensive Income:
Net Income	—	—	2,181,360	—	2,181,360
Other comprehensive loss:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($121,220)				(235,310)
Reclassification adjustment for securities gains included in net income, net of taxes of ($83,644)				(162,367)

Total other comprehensive loss, net of taxes of ($204,864)				(397,677)	(397,677)
Cash dividends paid —$0.605/share	—	—	(1,414,327)	—	(1,414,327)
Stock repurchases	(17,250)	(6,432)	(28,963)	—	(52,645)
Sale of common stock:
Dividends Reinvested	132,891	267,346	—	—	400,237
Stock Options exercised	24,895	23,452	(24,177)	—	24,170

Balance at December 31, 2004	$11,770,937	$4,621,295	$8,860,506	$566,784	$25,819,522

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash Flows From Operating Activities
Net Income	$2,181,360	$2,013,185	$2,301,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	770,720	701,317	543,472
Net amortization and accretion of securities	(46,387)	(38,054)	31,373
Provision for loan losses	300,000	312,000	471,000
Net securities gains	(246,010)	(370,728)	(2,800)
(Gain) / loss on sale of other real estate owned	(13,958)	(191,959)	22,894
Deferred income taxes	(21,911)	251,178	166,684
(Increase) / decrease in accrued income and other assets	(497,657)	398,607	(534,721)
Increase / (decrease) in other liabilities	17,976	(146,128)	378,286

Net cash provided by operating activities	2,444,133	2,929,418	3,377,589

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	3,612,682	6,126,479	3,245,124
Proceeds from sales of available-for-sale securities	29,345,288	17,583,327	4,013,400
Purchases of available-for-sale securities	(19,120,688)	(40,643,573)	(7,811,445)
(Increase) / decrease in interest bearing deposits	(2,081)	56,862	16,887
(Increase) / decrease in Federal Funds Sold	(81,753)	6,071,163	5,256,792
Loan originations and principal collections, net	(25,199,501)	(20,387,529)	(18,660,600)
Purchases of premises and equipment	(1,445,386)	(1,144,625)	(1,568,446)
Proceeds from sale of other real estate owned	73,871	762,344	11,012

Net cash (used in) investing activities	(12,817,568)	(31,575,552)	(15,497,276)

Cash Flows From Financing Activities
Net increase in demand, savings, and other interest-bearing deposits	12,347,178	20,264,297	11,923,592
Net increase / (decrease) in Time Deposits	(7,484,391)	5,302,715	399,025
Net increase / (decrease) in securities sold under repurchase agreements	(136,145)	1,996,837	1,621,490
Increase in other short term borrowings	7,500,000	0	0
Proceeds from issuance of common stock	424,407	395,937	380,789
Dividends paid	(1,414,327)	(1,318,104)	(1,150,503)
Repurchase of common stock	(52,645)	(109,358)	(469,583)

Net cash provided by financing activities	11,184,077	26,532,324	12,704,810

Net increase / (decrease) in cash & due from banks	810,642	(2,113,810)	585,123

Cash & due from banks at beginning of period	7,762,030	9,875,840	9,290,717
Cash & due from banks at end of period	$8,572,672	$7,762,030	$9,875,840

Supplemental Disclosures:
Interest paid	$4,310,795	$4,835,012	$5,465,179

Income taxes paid	560,000	662,129	714,266

Unrealized gain (loss) on investment securities	(602,541)	(1,000,083)	1,633,188

Loans transferred to other real estate owned	69,424	65,113	464,988

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Principles of consolidation.    The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc. and its subsidiaries, Bank of Lancaster, and Bay Trust Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of business.    Bay Banks of Virginia, Inc. is a bank holding company that conducts substantially all of its operations through its subsidiaries.

The Bank of Lancaster (the “Bank”) is state-chartered and a member of the Federal Reserve System and services individual and commercial customers, the majority of which are in the Northern Neck of Virginia. The Bank has offices in the counties of Lancaster, Northumberland, Richmond, and Westmoreland, Virginia. Each branch offers a full range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest bearing. The majority of the Bank’s loan portfolio is secured by real estate.

Bay Trust Company (the “Trust Company”) offers full service trust and estate planning from its office on Main Street in Kilmarnock, Virginia. The Trust Company offers testamentary trust, revocable and irrevocable trusts, personal trusts, custodial trusts, and managed agency, as well as discount brokerage services.

Use of estimates.    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates. Estimates are used primarily in developing the allowance for loan losses.

Securities.    Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the following: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

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

Loans.    The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan originations fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines the credit is well-secured. Past due status is based on contractual terms of the loan. For those loans that are carried on nonaccrual status, interest is recognized on the cash basis.

Allowance for loan losses.    The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payments delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Other real estate owned.    Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the carrying value or fair value on the date of foreclosure to establish a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

Income taxes.    Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

Earnings per share.    Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Earnings per share calculations are presented in Note 16.

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

Reclassifications.    Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Stock-based compensation plans.    SFAS No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts as follows:

	Years Ended December 31,
	2004	2003	2002
Net income, as reported	$2,181,360	$2,013,185	$2,301,401
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(26,205)	(89,199)	(94,704)

Pro forma net income	$2,155,155	$1,923,986	$2,206,697

Earnings per share:
Basic—as reported	$0.93	$0.87	$1.00
Basic—pro forma	$0.92	$0.83	$0.96
Diluted—as reported	$0.93	$0.86	$0.99
Diluted—pro forma	$0.91	$0.82	$0.96

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the 2004 grants were a risk free rate of 4.24%, volatility of 8.98%, a dividend yield of 2.75%, and an expected life of ten years. The assumptions used for the 2003 grants were a risk free rate of 3.80%, volatility of 9.52%, a dividend yield of 2.58%, and an expected life of ten years. The assumptions used for the 2002 grants were a risk free rate of 4.20%, volatility of 7.32%, a dividend yield of 2.48%, and an expected life of ten years.

Recent Accounting Pronouncements.    In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements. Due to significant implementation issues,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1 although this delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies” was ratified by the FASB and is effective for reporting periods beginning after June 15, 2004. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily employee services, and is effective for interim or annual periods beginning after June 15, 2005. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

Note 2. Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the financial statements relating to the purchase of five branches. The balance of the intangibles at December 31, 2004, as reflected on the consolidated balance sheet was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses and therefore discontinued amortization, effective January 1, 2002, in accordance with Statement of Financial Accounting Standard No. 142. The core deposit intangibles balance is tested for impairment at least annually. Based on the testing, there were no impairment charges in 2004.

Note 3. Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio at December 31, 2004, and 2003, was as follows:

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$12,178,591	$25,767	$(85,636)	$12,118,722
State and municipal obligations	30,105,661	773,164	(45,322)	30,833,503
Corporate Bonds	7,539,474	190,791	—	7,730,265
Restricted Securities	1,234,000	—	—	1,234,000

Total	$51,057,726	$989,722	$(130,958)	$51,916,490

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$20,644,546	$66,236	$(102,717)	$20,608,065
State and municipal obligations	36,498,604	1,196,751	(175,099)	37,520,256
Corporate Bonds	6,565,676	476,134	—	7,041,810
Restricted Securities	1,323,600	—	—	1,323,600

Total	$65,032,426	$1,739,121	$(277,816)	$66,493,731

The aggregate amortized cost and fair values of the held to maturity securities portfolio at December 31, 2004, was as follows:

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$429,815	$—	$(3,495)	$426,320

Gross realized gains and gross realized losses on sales of securities were as follows:

Years Ended December 31,	2004	2003	2002
Gross realized gains	$246,345	$370,728	$2,800
Gross realized losses	335	—	—

Net realized gains	$246,010	$370,728	$2,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2004, are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$13,777,657	$13,758,442
Due after one year through five years	21,260,523	21,841,051
Due after five through ten years	14,971,529	15,265,485
Due after ten years	243,832	243,832
Restricted securities	1,234,000	1,234,000

	$51,487,541	$52,342,810

Securities with a market value of $11,877,145 and $12,319,466 at December 31, 2004 and 2003, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2004 and 2003, by duration of the unrealized loss, are shown below. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. The unrealized loss positions at December 31, 2004 and 2003, were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions at 2004 year-end included 20 federal agencies and 17 municipal bonds, as shown below.

December 31, 2004	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Government agencies	$7,907,795	$53,196	$1,652,560	$32,440	$9,560,355	$85,636
States and municipal obligations	4,715,650	36,936	552,331	11,881	5,267,981	48,817

Total temporarily impaired securities	$12,623,445	$90,132	$2,204,891	$44,321	$14,828,336	$134,453

December 31, 2003	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Government agencies	$5,624,624	$102,717	$—	$—	$5,623,624	$102,717
States and municipal obligations	5,170,948	175,099	—	—	5,170,948	175,099

Total temporarily impaired securities	$10,794,572	$277,816	$—	$—	$10,794,572	$277,816

Note 4. Loans

The following is a summary of the balances of loans:

December 31,	2004	2003
Mortgage loans on real estate:
Construction	$31,184,514	$24,959,214
Secured by farmland	2,017,226	1,134,584
Secured by 1-4 family residential	120,060,032	104,104,372
Other real estate loans	28,050,397	22,338,503
Loans to farmers (except those secured by real estate)	71,810	71,479
Commercial and industrial loans (not secured by real estate)	21,519,358	24,819,068
Consumer installment loans	9,897,965	10,555,735
All other loans	1,296,370	974,448
Net deferred loan costs and fees	1,284,967	1,395,125

Total loans	$215,382,639	$190,352,529
Allowance for loan losses	(2,032,185)	(1,901,576)

Loans, net	$213,350,454	$188,450,953

Note 5. Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	2004	2003	2002
Balance, beginning of year	$1,901,576	$1,696,914	$1,493,063
Provision for loan losses	300,000	312,000	471,000
Recoveries	31,874	13,032	21,467
Loans charged off	(201,265)	(120,370)	(288,616)

Balance, end of year	$2,032,185	$1,901,576	$1,696,914

Information about impaired loans is as follows:

	2004	2003
Impaired loans for which an allowance has been provided	$979,701	$1,133,351
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$979,701	$1,133,351

Allowance provided for impaired loans, included in the allowance for loan losses	$572,930	$424,647

Average balance in impaired loans	$983,451	$1,166,208

Interest income recognized	$3	$43,790

At December 31, 2004, and 2003, non-accrual loans excluded from impaired loan disclosure under FASB 114 totaled $341,001 and $300,250, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $71,704 in 2004 and $51,836 in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 6. Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2004, and 2003, were as follows:

December 31,	2004	2003
Land	$734,430	$734,430
Buildings and improvements	7,086,141	6,333,549
Furniture and equipment	7,477,309	6,776,854

Total cost	$15,297,880	$13,844,833
Less accumulated amortization and depreciation	(6,211,438)	(5,433,057)

Premises and equipment, net	$9,086,442	$8,411,776

Amortization and depreciation expense for the years ended December 31, 2004, 2003 and 2002 totaled $770,720, $701,317 and $543,472, respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004, and 2003, was $29,563,261 and $31,716,430, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$26,101,081
2006	35,553,806
2007	14,073,613
2008	9,528,455
2009	3,918,990
Thereafter	5,168

$89,181,113

At December 31, 2004 and 2003, overdraft demand deposits reclassified to loans totaled $40,524 and $33,429, respectively.

Note 8. Employee Benefit Plans

The following tables provide the reconciliation of changes in the benefit obligations and fair value of assets and a statement of funded status for the pension plan and postretirement plan of the Company.

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Change in benefit obligation
Benefit obligation, beginning of year	$2,557,250	$1,940,693	$1,469,173	$515,383	$576,206	$185,986
Service cost	237,011	187,941	154,040	15,316	13,180	13,001
Interest cost	166,221	135,849	110,188	32,609	39,117	13,019
Actuarial (gain) / loss	409,503	297,493	215,759	9,582	(91,153)	372,165
Benefit payments	(72,248)	(4,726)	(8,467)	(22,254)	(21,967)	(7,965)

Benefit obligation, end of year	3,297,737	2,557,250	1,940,693	550,636	515,383	576,206

Change in plan assets
Fair value of plan assets, beginning of year	$1,472,804	$1,098,955	$1,013,985	—	$—	—
Actual return on plan assets	159,928	178,794	(70,503)	—	—	—
Employer contributions	771,589	199,781	163,940	22,254	21,967	7,965
Benefits payments	(72,248)	(4,726)	(8,467)	(22,254)	(21,967)	(7,965)

Fair value of plan assets, end of year	2,332,073	1,472,804	1,098,955	—	—	—

Funded Status
Funded status	(965,664)	(1,084,446)	(841,738)	(550,636)	(515,383)	(576,206)
Unrecognized prior service cost	74,246	90,618	106,990	—	—	—
Unrecognized transition (asset) / obligation	—	—	(18,311)	26,217	29,130	32,043
Unrecognized actuarial loss	1,410,099	1,071,063	884,819	255,925	266,343	388,033

(Accrued) / Prepaid benefit cost	$518,681	$77,235	$131,760	$(268,494)	$(219,910)	(156,130)

Weighted-average assumptions as of December 31:
Discount rate	6.0%	6.5%	7.0%	6.0%	6.5%	7.0%
Expected return on plan assets	8.5%	8.5%	9.0%	0.0%	0.0%	—
Rate of compensation increase	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Components of net periodic benefit cost
Service cost	237,011	187,941	154,040	15,316	13,180	$13,001
Interest cost	166,221	135,849	110,188	32,609	39,117	13,019
Expected return on plan assets	(134,758)	(108,177)	(98,866)	—	—	—
Recognized net actuarial loss	45,297	40,632	22,048	20,000	30,537	8,069
Amortization of prior service cost	16,372	16,372	16,372	—	—	—
Amortization of transition obligation	—	(18,311)	(18,306)	2,913	2,913	2,913

Net periodic benefit cost	$330,143	$254,306	$185,476	$70,838	$85,747	$37,002

The accumulated benefit obligation for the defined benefit pension plan was $1,855,516, $1,441,461, and $1,064,326 at December 31, 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Long-term rate of return.    The plan sponsor selects the assumption for the expected long-term rate of return on assets in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed—especially with respect to real rates of return (net of inflation)—for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience—that may not continue over the measurement period—with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further—solely for this purpose—the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset allocation.    The pension plan’s weighted average asset allocations at September 30, 2004, and 2003, by asset category, are as follows:

Asset category	2004	2003
Mutual funds—fixed income	41%	48%
Mutual funds—equity	55%	52%
Other	4%	0%

Total	100%	100%

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

The Company expects to contribute $324,479 to its pension plan for the Plan in 2005. Estimated future benefit payments are $2,651 for 2005, $17,285 for 2006, $28,200 for 2007, $41,134 for 2008, $52,181 for 2009 and $1,004,260 for 2010 through 2014.

Postretirement benefits plan.    The weighted average discount rates used for the post retirement benefits calculation was 6.0% and 6.5% at the end of 2004 and 2003. The weighted average rate of compensation increase was 5.0% for 2004 and 2003. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits was 10.0% in 2005 and 2006, 8.0% in 2007 and 2008, and 6.0% in 2009 and thereafter. If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2004, would be increased by $8,592, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2004, would be increased by $717. If assumed health care cost trend rates were decreased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2004, would be decreased by $7,872, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2004, would be decreased by $655.

The Company expects to contribute $27,843 to its postretirement plan in 2005.

In addition, as of December 31, 2004, and 2003, the Company paid approximately $16,674 and $18,000, respectively, for employees who retired prior to adoption of FASB No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

401(k) Retirement Plan.    The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries and the Company matches 100% of the first 2% and 25% of the next 2% of employee’s contributions. Additional contributions can be made at the discretion of the Board of Directors. Contributions to this plan amounted to $65,914, $60,022, and $49,530, for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2004 and 2003, the Company had outstanding loan commitments approximating $42,232,000 and $35,167,000, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2004 and 2003, commitments under outstanding performance stand-by letters of credit aggregated $522,358 and $439,000, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company had unused lines of credit with nonaffiliated banks totaling $28,250,000 and $35,785,000 as of December 31, 2004, and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 10. Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At December 31, 2004, and 2003, the aggregate amount of daily average required reserves for the final weekly reporting period was approximately $3,311,000, and $2,272,000, respectively.

The Company has approximately $2,096,292 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation at December 31, 2004.

Note 11. Long-Term Debt

At December 31, 2004, the Company had Federal Home Loan Bank (“FHLB”) debt consisting of one advance for $7.5 million. The interest rate is variable at the three-month London Interbank Offering Rate (“LIBOR”) minus 50 basis points until May 15, 2005, after which it is fixed at 3.92%, maturing on May 14, 2007. At December 31, 2004, the actual rate was 1.78%. Interest is payable quarterly. This instrument has an early conversion option which gives FHLB the option to convert, in whole only, into a three-month LIBOR-based floating rate advance, effective May 16, 2005. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of December 31, 2004, was $11.5 million.

Note 12. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31, 2004, 2003, and 2002.

	2004	2003	2002
Currently payable	$781,925	$410,237	$702,855
Deferred	(21,911)	251,178	166,684

	$760,014	$661,415	$869,539

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2004	2003	2002
Statutory rates	34.0%	34.0%	34.0%
(Decrease) resulting from:
Effect of tax-exempt income	(8.2)	(9.3)	(6.5)
Other, net	—	—	(.1)

	25.8%	24.7%	27.4%

The components of the net deferred tax assets and liabilities included in other assets (liabilities) are as follows at December 31, 2004, 2003, and 2002.

	2004	2003	2002
Deferred tax assets
Allowance for loan losses	$567,866	$523,459	$453,874
Interest on non-accrual loans	42,003	17,624	3,428
Post retirement benefits	102,653	80,071	53,084
Deferred compensation	110,108	101,844	98,333
Other	2,257	2,674	16,692

	824,887	725,672	625,411

Deferred tax liabilities
Unrealized gain on available-for-sale securities	(291,980)	(496,844)	(836,872)
Pension plan	(286,674)	(288,600)	(112,724)
Depreciation	(484,874)	(477,337)	(378,161)
Amortization of intangible	(237,500)	(158,333)	(79,167)
Deferred loan fees and costs	(436,889)	(474,343)	(494,783)
Other	(78,538)	(48,558)	(30,897)

	(1,816,455)	(1,944,015)	(1,932,604)

Net deferred tax liabilities	$(991,568)	$(1,218,343)	$(1,307,193)

Note 13. Regulatory Requirements and Restrictions

The primary source of funds available to the Parent Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. As of December 31, 2004, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval, totaled $4,140,564 or 16.0% of consolidated net assets. The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2004 and 2003, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004, and 2003, are presented in the tables below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$24,477	11.24%	$17,415	8.00%	N/A	N/A
Bank of Lancaster	$22,741	10.53%	$17,284	8.00%	$21,605	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$22,444	10.31%	$8,708	4.00%	N/A	N/A
Bank of Lancaster	$20,708	9.58%	$8,642	4.00%	$12,963	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$22,444	7.42%	$12,098	4.00%	N/A	N/A
Bank of Lancaster	$20,708	6.88%	$12,039	4.00%	$15,049	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$23,208	12.06%	$15,397	8.00%	N/A	N/A
Bank of Lancaster	$20,812	10.91%	$15,264	8.00%	$19,080	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$21,306	11.07%	$7,698	4.00%	N/A	N/A
Bank of Lancaster	$18,910	9.91%	$7,632	4.00%	$11,448	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	$21,306	7.32%	$11,636	4.00%	N/A	N/A
Bank of Lancaster	$18,910	6.59%	$11,477	4.00%	$14,346	5.00%

Note 14. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after three years, 40% vested after four years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 126,713 allocated shares as of December 31, 2004. Contributions to the plan were $50,000, $50,000 and $100,000 for 2004, 2003 and 2002, respectively. Dividends on the Company’s stock held by the ESOP were $77,053, $73,794 and $65,013 in 2004, 2003 and 2002, respectively. Shares held by the ESOP are considered outstanding for purposes of computing net earnings per share.

Note 15. Stock-Based Compensation Plans

The Company has four stock-based compensation plans. The 1985 and 1994 Incentive Stock Option Plans are expired and no additional shares may be granted under these plans. The 2003 Incentive Stock Option Plan was approved by shareholders on May 19, 2003, and makes 175,000 shares available for grant. The first grants from the 2003 plan occurred in 2004 for a total of 25,000 shares. Under these plans, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited.

Under the 1998 Non-Employee Directors Stock Option Plan, the Company grants an option of 250 shares to each non-employee director annually. The plan had 17,500 shares available for grant at December 31, 2004.

A summary of the status of the incentive stock option plans as of December 31, 2004, 2003, and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	182,682	$13.58	164,872	$14.13	146,682	$13.20
Granted	32,000	15.91	30,500	14.86	41,500	16.57
Exercised	(7,700)	8.70	(1,000)	7.75	(10,000)	7.15
Forfeited	(14,861)	14.80	(11,690)	16.58	(13,310)	16.75

Outstanding at end of year	192,121	$13.57	182,682	$13.58	164,872	$14.13

Options exercisable at year-end	167,121		158,682		129,372

The weighted average fair value of options granted during 2004 and 2003 was $2.26 and $2.10, respectively.

The status of the options outstanding at December 31, 2004 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$8.25-$13.75	49,568	1.68 yrs	49,568	$10.20
$14.50-$17.50	142,553	7.00 yrs	117,553	$16.15

	192,121	5.63 yrs	167,121	$14.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 16. Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock.

	Years Ended December 31,
	2004	2003	2002
Net Income available to common shareholders	$2,181,360	$2,013,185	$2,301,401
Average number of common shares outstanding	2,337,788	2,313,596	2,301,364
Effect of dilutive options	18,810	24,885	8,595

Average number of common shares	2,356,598	2,338,481	2,309,959

As of December 31, 2004, 2003, and 2002, options on 124,414 shares, 74,308 shares, and 86,304 shares, respectively, were not included in computing earnings per common share—assuming dilution, because their effects were antidilutive.

Note 17. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was approximately $2,694,486 and $2,963,803 at December 31, 2004, and 2003, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2004	$2,963,803
New loans and extensions to existing loans	471,500
Repayments and other reductions	(740,817)

Balance, December 31, 2004	$2,694,486

Commitments to extend credit to directors and their related interests were $1,146,368 and $778,981 in 2004 and 2003, respectively.

Note 18. Fair Value of Financial Instruments

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$8,572,672	$8,572,672	$7,762,030	$7,762,030
Interest-bearing deposits	104,949	104,949	102,868	102,868
Federal funds sold	13,989,278	13,989,278	13,907,525	13,907,525
Securities available-for-sale	51,916,490	51,916,490	66,493,731	66,493,731
Securities held-to-maturity	429,815	426,320	—	—
Loans, net	213,350,454	217,070,284	188,450,953	188,947,767
Accrued interest receivable	1,163,976	1,163,976	1,261,784	1,261,784
Financial liabilities:
Noninterest-bearing deposits	$38,877,338	$38,877,338	$34,290,391	$34,290,391
Savings and other interest- bearing deposits	133,887,530	133,892,391	126,127,299	126,122,327
Time deposits	89,181,113	90,479,859	96,665,504	99,096,992
Securities sold under repurchase agreements	6,342,456	6,342,456	6,478,601	6,478,601
FHLB Advance	7,500,000	7,498,740	—	—
Accrued interest payable	219,340	219,340	219,641	219,641

The above presentation of fair values is required by Statement on Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The fair values shown do not necessarily represent the amounts which would be received on immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

The carrying amounts of cash and due from banks, federal funds sold, non-interest-bearing deposits, and securities sold under repurchase agreements, represent items which do not present significant market risks, are payable on demand, or are of such short duration that carrying value approximates market value.

Securities are valued at the quoted market prices for the individual securities held. Therefore carrying value equals market value.

The fair value of loans is estimated by discounting future cash flows using the interest rates at which similar loans would be made to borrowers as of December 31, 2004.

Other time deposits are presented at estimated fair value using interest rates offered for deposits of similar remaining maturities as of December 31, 2004.

The fair value of the FHLB Advance is estimated by discounting its future cash flows using the interest rate offered for similar advances as of December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At December 31, 2004, and 2003, the fair value of loan commitments and standby letters of credit was immaterial.

Note 19. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

	2004	2003
Condensed Balance Sheets
Assets
Cash and due from banks	$438,152	$1,009,873
Investments in subsidiaries	25,131,737	23,690,305
Premises and equipment, net	131,811	149,147
Other assets	372,507	416,078

Total assets	$26,074,207	$25,265,403

Liabilities and Shareholders’ Equity Liabilities
Deferred directors’ compensation	$297,763	$274,438
Other liabilities	51,963	7,602

Total liabilities	$349,726	$282,040
Total shareholders’ equity	25,724,481	24,983,363

Total liabilities and shareholders’ equity	$26,074,207	$25,265,403

	2004	2003	2002
Condensed Statements of Income
Dividends from subsidiaries	$750,000	$1,275,000	$1,225,000
Other income	5,825	26,043	—

Total non-interest income	755,825	1,301,043	1,225,000

Total non-interest expense	338,987	364,746	186,766

Income before income taxes and equity in undistributed earnings of subsidiaries	416,838	936,297	1,038,234
Income tax benefit	(85,413)	(115,159)	(63,500)

Income before equity in undistributed earnings of subsidiaries	502,251	1,051,456	1,101,734

Equity in undistributed earnings of subsidiaries	1,679,109	961,729	1,199,667

Net income	$2,181,360	$2,013,185	$2,301,401

	2004	2003	2002
Condensed Statement of Cash Flows
Cash Flows from Operating Activities:
Net income	$2,181,360	$2,013,185	$2,301,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,625	25,826	28,758
Equity in undistributed earnings of subsidiaries	(1,679,109)	(961,729)	(1,199,667)
(Increase) in other assets	(15,905)	(79,416)	(16,467)
Net change in deferred directors’ compensation	23,325	14,771	(6,581)
Increase / (Decrease) in other liabilities	96,548	(275,132)	139,865

Net cash provided by operating activities	630,844	737,505	1,247,309

Cash Flows from Investing Activities:
Net change in due from subsidiaries	—	—	136,745
Investment in subsidiaries	(160,000)	—	—
Purchases of premises and equipment	—	—	—

Net cash provided by (used in) investing activities	(160,000)	—	136,745
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	424,407	395,937	380,789
Dividends paid	(1,414,327)	(1,318,104)	(1,150,503)
Repurchase of stock	(52,645)	(109,358)	(469,583)

Net cash used in financing activities	(1,042,565)	(1,031,525)	(1,239,297)

Net increase (decrease) in cash and due from banks	(571,721)	(294,020)	144,757
Cash and due from banks at January 1	1,009,873	1,303,893	1,159,136

Cash and due from banks at December 31	$438,152	$1,009,873	$1,303,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 20. Quarterly Condensed Statements of Income (unaudited)

2004 Quarter ended	March 31	June 30	September 30	December 31
(in thousands)
Total interest income	$3,400	$3,435	$3,554	$3,696
Net interest income after provision for loan losses	2,262	2,306	2,410	2,497
Other income	691	654	685	760
Other expenses	2,387	2,324	2,318	2,294
Income before income taxes	565	636	776	964
Net income	397	451	590	743
(in dollars)
Earnings per common share—assuming dilution	$0.17	$0.19	$0.25	$0.32
Dividends per common share	$0.15	$0.15	$0.15	$0.155

2003 Quarter ended	March 31	June 30	September 30	December 31
(in thousands)
Total interest income	$3,410	$3,349	$3,244	$3,325
Net interest income after provision for loan losses	2,064	2,044	2,021	2,122
Other income	610	756	680	914
Other expenses	2,043	2,196	2,118	2,179
Income before income taxes	630	604	583	858
Net income	439	439	464	671
(in dollars)
Earnings per common share—assuming dilution	$0.19	$0.19	$0.20	$0.28
Dividends per common share	$0.14	$0.14	$0.14	$0.15

Yount, Hyde & Barbour, P.C. Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Bay Banks of Virginia, Inc.

and Subsidiaries

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

January 21, 2005

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All required information is detailed in the Company’s 2005 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

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

The following table summarizes information, as of December 31, 2004, relating to the Company’s stock incentive plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

At December 31, 2004	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans Approved by shareholders	192,121	(1)	$13.57	167,500
Equity compensation plans not approved by shareholders	—		—	—

Total	192,121		$13.57	167,500

(1)	Consists of options granted pursuant to the Company’s incentive stock option plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part I, Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

	No.	Description

	3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

	3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (filed herewith).

	10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579, dated February 28, 1997).

	10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

	10.3	2003 Incentive Stock Option Plan. (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

	11.0	Statement re: Computation of per share earnings. (Incorporated herein by reference to Note 1 of the 2004 Annual Report to Shareholders).

	21.0	Subsidiaries of the Company (filed herewith).

	23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

	31.1	Section 302 Certification (filed herewith).

	31.2	Section 302 Certification (filed herewith).

	32.0	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

Bay Banks of Virginia, Inc. (registrant)

By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 16th day of March 2005.

/s/ Ammon G. Dunton, Jr.
Ammon G. Dunton, Jr. Chairman, Board of Directors Director

/s/ Austin L. Roberts, III
Austin L. Roberts, III President and CEO Director

/s/ Robert C. Berry, Jr.
Robert C. Berry, Jr. Vice President Director

/s/ Weston F. Conley, Jr.
Weston F. Conley, Jr. Director

/s/ Thomas A. Gosse
Thomas A. Gosse Director

/s/ Richard A. Farmar, III Richard A. Farmar, III Director

/s/ Allen C. Marple Allen C. Marple Director

/s/ Richard C. Abbott
Richard C. Abbott Acting Treasurer and Principal Financial and Accounting Officer