Form 10-Q
period 2005-03-31
BAY BANKS OF VIRGINIA INC
filed 2005-05-02
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

2,361,443 shares of common stock on April 22, 2005.

FORM 10-Q

For the interim period ending March 31, 2005.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Bay Banks of Virginia, Inc.

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and due from banks	$6,123,738	$8,572,672
Interest-bearing deposits	107,732	104,949
Federal funds sold	10,922,019	13,989,278
Securities available for sale, at fair value	51,422,196	51,916,490
Securities held to maturity, at amortized cost (fair value $420,095 and $426,320)	433,133	429,815
Loans, net of allowance for loan losses of of $2,163,401 and $2,032,185	216,985,480	213,350,454
Premises and equipment, net	9,744,651	9,086,442
Accrued interest receivable	1,276,458	1,163,976
Other real estate owned	27,671	16,601
Core deposit intangible	2,807,842	2,807,842
Other assets	1,900,351	2,031,067

Total assets	$301,751,271	$303,469,586

LIABILITIES
Non-interest bearing deposits	$41,022,798	$38,877,338
Savings and interest-bearing demand deposits	132,263,092	133,887,530
Time deposits	87,834,327	89,181,113

Total deposits	261,120,217	261,945,981
Securities sold under repurchase agreements	5,581,457	6,342,456
Federal Home Loan Bank advance	7,500,000	7,500,000
Other liabilities	1,854,092	1,861,627

Total liabilities	$276,055,766	$277,650,064

SHAREHOLDERS’ EQUITY
Common stock ($5 par value;
Authorized - 5,000,000 shares;
Outstanding - 2,360,881 and 2,354,187 shares)	$11,804,405	$11,770,937
Additional paid-in capital	4,685,285	4,621,295
Retained earnings	9,099,339	8,860,506
Accumulated other comprehensive income, net	106,476	566,784

Total shareholders’ equity	$25,695,505	$25,819,522

Total liabilities and shareholders’ equity	$301,751,271	$303,469,586

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Income

(Unaudited)

Quarters ended	March 31, 2005	March 31, 2004
INTEREST INCOME
Loans, including fees	$3,218,148	$2,819,926
Securities:
Taxable	300,896	350,884
Tax-exempt	186,500	200,381
Federal funds sold	76,434	29,238

Total interest income	3,781,978	3,400,429

INTEREST EXPENSE
Deposits	1,080,796	1,057,899
Securities sold to repurchase and fed funds purchased	15,760	5,911
Federal Home Loan Bank advance	36,925	—

Total interest expense	1,133,481	1,063,810

Net Interest Income	2,648,497	2,336,619

Provision for loan losses	137,500	75,000

Net interest income after provision for loan losses	2,510,997	2,261,619

NONINTEREST INCOME
Income from fiduciary activities	174,457	165,006
Service charges & fees on deposit accounts	172,532	137,536
Other service charges and fees	208,380	182,289
Secondary market lending fees	15,165	21,481
Other real estate gains	58	7,136
Securities gains	190	154,599
Other income	35,839	23,169

Total noninterest income	606,621	691,216

NONINTEREST EXPENSES
Salaries and employee benefits	1,234,748	1,405,295
Occupancy expense	369,323	358,762
Bank franchise tax	56,206	56,455
Visa expense	97,062	80,414
Telephone expense	43,285	41,196
Other expense	488,725	445,376

Total noninterest expenses	2,289,349	2,387,498

Net Income before income taxes	828,269	565,337

Income tax expense	224,496	168,618

Net income	$603,773	$396,719

Average basic shares outstanding	2,354,218	2,325,920
Earnings per share, basic	$0.26	$0.17

Average diluted shares outstanding	2,370,912	2,352,716
Earnings per share, diluted	$0.25	$0.17

See Notes to Consolidated Financial Statements.

Banks of Virginia, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Quarters ended	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$603,773	$396,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	191,089	186,794
Net amortization and accretion of securities	6,835	(15,158)
Provision for loan losses	137,500	75,000
Net (gain) on sale of securities	(190)	(154,599)
(Gain) on sale of other real estate owned	(58)	(7,136)
Increase/ (decrease) in accrued income and other assets	18,234	(492,232)
Increase / (decrease) in other liabilities	229,594	(87,194)

Net cash provided by (used in) operating activities	1,186,777	(97,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	1,062,750	2,399,803
Proceeds from sales of available-for-sale securities	150,000	18,166,037
Purchases of available-for-sale securities	(1,425,855)	(8,439,776)
(Increase) in interest bearing deposits	(2,783)	(13,810)
(Increase) / decrease in fed funds sold	3,067,259	(1,478,476)
(Increase) in loans outstanding	(3,783,539)	(12,778,010)
Purchases of premises and equipment	(849,298)	(249,956)
Proceeds from sale of other real estate owned	—	4,492

Net cash (used in) investing activities	(1,781,466)	(2,389,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in demand, savings, and other interest bearing deposits	521,022	5,430,293
(Decrease) in time deposits	(1,346,786)	(957,751)
Net (decrease) in securities sold under repurchase agreements	(760,999)	(1,260,554)
Proceeds from issuance of common stock	100,468	100,555
Dividends paid	(364,940)	(348,815)
Repurchase of common stock	(3,010)	(10,499)

Net cash provided by / (used in) financing activities	(1,854,245)	2,953,229

Net increase / (decrease) in cash & due from Banks	(2,448,934)	465,727
Cash & due from Banks at beginning of period	8,572,672	7,762,030

Cash & due from Banks at end of period	$6,123,738	$8,227,757

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,118,799	$1,059,258
Unrealized gain (loss) on investment securities	$(697,436)	$626,468
Loans transferred to other real estate owned	$11,070	$60,180

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders Equity
Balance on 1/1/2004	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404
Comprehensive income:
Net income			396,719		396,719
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of $160,436	—	—	—	311,434	311,434

Reclassification adjustment for securities gains Included in net income, net of taxes of $52,564	—	—	—	102,035	102,035

Total comprehensive income	—	—	396,719	413,469	810,188
Cash dividends paid — $0.15/share			(348,815)		(348,815)
Stock repurchases	(3,250)	(1,212)	(6,037)		(10,499)
Sale of common stock:
Dividends reinvested	32,437	68,118	—	—	100,555
Stock options exercised	—	—	—	—	—

Balance on 3/31/04	$11,659,588	$4,403,835	$8,188,480	$1,377,930	$25,629,833

Balance on 1/1/2005	$11,770,937	$4,621,295	$8,860,506	$566,784	$25,819,522
Comprehensive income:
Net income			603,773		603,773
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($237,193)	—	—	—	(460,434)	(460,434)

Reclassification adjustment for securities gains included in net income, net of taxes of $64	—	—	—	126	126

Total comprehensive income	—	—	603,773	(460,308)	143,465
Cash dividends paid — $0.155/share			(364,940)		(364,940)
Stock repurchases	(1,000)	(2,010)	—		(3,010)
Sale of common stock:
Dividends reinvested	27,168	58,410	—	—	85,578
Stock options exercised	7,300	7,590	—	—	14,890

Balance on 3/31/05	$11,804,405	$4,685,285	$9,099,339	$106,476	$25,695,505

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant’s 2004 Annual Report to Shareholders.

As of March 31, 2005, the Company has four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 if the Company had applied fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation.

	Quarters Ended March 31,
	2005	2004
Net income, as reported	$603,773	$396,719
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,814)	(10,563)

Pro forma net income	$593,959	$386,156

Earnings per share:
Basic - as reported	$0.26	$0.17
Basic - pro forma	$0.25	$0.16
Diluted - as reported	$0.25	$0.17
Diluted - pro forma	$0.25	$0.16

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at March 31, 2005, and December 31, 2004, follow:

Available-for-sale securities March 31, 2005 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$12,632,155	$9,238	$(265,839)	$12,375,554
State and municipal obligations	29,879,864	463,569	(172,454)	30,170,979
Corporate bonds	7,488,649	126,814	—	7,615,463
Restricted securities	1,260,200	—	—	1,260,200

	$51,260,868	$599,621	$(438,293)	$51,422,196

Available-for-sale securities December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$12,178,591	$25,767	$(85,636)	$12,118,722
State and municipal obligations	30,105,661	773,164	(45,322)	30,833,503
Corporate bonds	7,539,474	190,791	—	7,730,265
Restricted securities	1,234,000	—	—	1,234,000

	$51,057,726	$989,722	$(130,958)	$51,916,490

Held-to-maturity securities March 31, 2005 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$433,133	$—	$(13,038)	$420,095

Held-to-maturity securities December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$429,815	$—	$(3,495)	$426,320

Securities with a market value of $12.2 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of March 31, 2005. The market value of pledged securities at year-end 2004 was $11.9 million.

Securities in an unrealized loss position at March 31, 2005, and December 31, 2004, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are temporary. Bonds with unrealized loss positions at March 31, 2005, included 26 federal agencies and 37 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
March 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Government agencies	$8,500,591	$151,119	$3,585,927	$114,719	$12,086,518	$265,839
States and municipal obligation	7,695,133	05,319	2,590,678	80,174	10,285,811	185,492

Total temporarily impaired securities	$16,195,724	$256,438	$6,176,605	$194,893	$22,372,329	$451,331

	Less than 12 months		12 months or more		Total
December 31, 2004	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Government agencies	$7,907,795	$53,196	$1,652,560	$32,440	$9,560,355	$85,636
States and municipal obligation	4,715,650	36,936	552,331	11,881	5,267,981	48,817

Total temporarily impaired securities	$12,623,445	$90,132	$2,204,891	$44,321	$14,828,336	$134,453

No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

Note 3: Loans

The components of loans were as follows:

	March 31, 2005	December 31, 2004
	(unaudited)
Mortgage loans on real estate:
Construction	$31,569,116	$31,184,514
Secured by farmland	2,017,226	2,017,226
Secured by 1-4 family residential	122,409,911	120,060,032
Other real estate loans	28,266,763	28,050,397
Loans to farmers (except those secured by real estate)	582,832	71,810
Commercial and industrial loans (not secured by real estate)	22,855,048	21,519,358
Consumer installment loans	9,337,990	9,897,965
All other loans	901,975	1,296,370
Net deferred loan costs and fees	1,208,020	1,284,967

Total loans	$219,148,881	$215,382,639

Allowance for loan losses	(2,163,401)	(2,032,185)

Loans, net	$216,985,480	$213,350,454

Loans upon which the accrual of interest has been discontinued totaled $1.8 million as of March 31, 2005, and $1.3 million as of December 31, 2004.

Note 4: Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	March 31, 2005	December 31, 2004	March 31, 2004
	(unaudited)		(unaudited)
Balance, beginning of year	$2,032,185	$1,901,576	$1,901,576
Provision for loan losses	137,500	300,000	75,000
Recoveries	6,821	31,874	10,456
Loans charged off	(13,105)	(201,265)	(77,874)

Balance, end of period	$2,163,401	$2,032,185	$1,909,158

Information about impaired loans is as follows:

	March 31, 2005	December 31, 2004
Impaired loans for which an allowance has been provided	$1,570,708	$979,701
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,570,708	$979,701

Allowance provided for impaired loans, included in the allowance for loan losses	$574,502	$572,930

Average balance impaired loans	$1,571,346	$983,451

Interest income recognized	$7,055	$3

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Three months ended (Unaudited)	March 31, 2005		March 31, 2004
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,354,218	$0.26	2,325,920	$0.17
Effect of dilutive securities:
Stock options	16,694		26,796
Diluted earnings per share	2,370,912	$0.25	2,352,716	$0.17

As of March 31, 2005, and March 31, 2004, options on 89,694 shares and 74,308 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at March 31, 2005, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at March 31, 2005.

Note 7: Employee Benefit Plans

Components of Net Periodic Benefit Cost

(unaudited)

	Pension Benefits		Post Retirement Benefits
Three months ended March 31,	2005	2004	2005	2004
Service cost	$76,347	$59,253	$4,254	$3,829
Interest cost	49,447	41,555	8,343	8,152
Expected return on plan assets	(49,529)	(33,689)	—	—
Amortization of unrecognized prior service cost	4,093	4,093	—	—
Amortization of unrecognized net Loss	15,887	11,324	3,289	5,000
Amortization of transition obligation	—	—	728	728

Net periodic benefit cost	$96,245	$82,536	$16,614	$17,709

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K its consolidated financial statements for the year-ended December 31, 2004, that it expected to contribute $324,479 to its pension plan and $27,843 to its post-retirement benefit plan in 2005. As of March 31, 2005, a contribution of $324,479 and $27,843, respectively, has been made. The Company presently anticipates no further contributions during the remainder of 2005.

Note 8: FHLB Advance

On March 31, 2005, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of one advance for $7.5 million. The interest rate is variable at the three-month London Interbank Offering Rate (“LIBOR”) minus 50 basis points until May 15, 2005, after which it is fixed at 3.92%, maturing on May 14, 2007. At March 31, 2005, the actual rate was 2.59%. Interest is payable quarterly. This instrument has an early conversion option which gives FHLB the option to convert, in whole only, into a three-month LIBOR-based floating rate advance, effective May 16, 2005. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of March 31, 2005, was $11.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc. (the “Company”), a bank holding company. This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

On March 29, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies.

SAB 107 does not impact the Corporation’s results of operations at the present time.

Bay Banks of Virginia, Inc.

Financial Highlights (unaudited)

Three months ended (Dollars in thousands)	March 31, 2005	March 31, 2004	Change
FINANCIAL CONDITION
Average assets	$302,141	$292,655	3.2%
Average interest-earning assets	281,422	266,237	5.7%
Average earning assets to total average assets	93.1%	91.0%	2.3%
Period-end interest-bearing liabilities	$233,178	$232,159	0.4%
Average interest-bearing liabilities	236,088	227,303	3.9%
Average equity, including FAS 115 adjustment	26,138	25,231	3.6%
Tier 1 capital	22,781	21,444	6.2%
Net risk-weighted assets	221,822	202,239	9.7%
Tier 2 capital	2,163	1,909	13.3%

RESULTS OF OPERATIONS
Net interest income before provision	$2,648	$2,337	13.3%
Net income	604	397	52.1%
Annualized yield on average interest-earning assets	5.51%	5.26%	4.8%
Annualized cost of average interest-bearing liabilities	1.92%	1.88%	2.7%
Annualized net yield on average interest-earning assets	3.90%	3.66%	6.6%
Annualized net interest rate apread	3.59%	3.38%	6.2%

RATIOS
Total capital to risk-weighted assets (10% min)	11.2%	11.5%	-2.6%
Tier 1 capital to risk-weighted assets (6% min)	10.3%	10.6%	-2.8%
Leverage ratio (5% min)	7.6%	7.4%	2.7%
Annualized return on average assets (ROA)	0.8%	0.5%	60.0%
Annualized return on average equity (ROE)	9.5%	6.3%	50.8%

Period-end basic shares outstanding	2,360,881	2,331,918	1.2%
Average basic shares outstanding	2,354,218	2,325,920	1.2%
Average diluted shares outstanding	2,370,912	2,350,336	0.8%

PER SHARE DATA
Diluted earnings per average share (EPS) (three months)	$0.25	$0.17	47.1%
Cash dividends per average share (three months)	0.155	0.15	6.7%
Book value per share
before accumulated comprehensive income/loss	10.84	10.40	4.2%
after accumulated comprehensive income/loss	10.88	10.99	-1.0%

Book value per average share
before accumulated comprehensive income/loss	10.87	10.43	4.2%
after accumulated comprehensive income/loss	10.91	11.02	-1.0%

EARNINGS SUMMATION

For the three months ended March 31, 2005, net income was $604 thousand as compared to $397 thousand for the comparable period in 2004, an increase of 52.1%. Diluted earnings per average share for the first three months of 2005 were $0.25 as compared to $0.17 for the first three months of 2004. Annualized return on average assets was 0.8% for the first three months of 2005 and 0.5% for the similar period in 2004, an increase of 60.0%. Annualized return on average equity was 9.5% for the first three months of 2005, compared to 6.3% for the first three months of 2004, a increase of 50.8%.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 3.90% for the three months ended March 31, 2005, compared to 3.66% for the same period in 2004.

Net interest income before provision for loan losses for the first three months of 2005 was $2.6 million, compared to $2.3 million for the first three months of 2004, an increase of $311 thousand or 13.3%. Increases in net interest income were driven by loan growth (changes in volume) during the first three months of 2005, compared to the same period in 2004. Average interest-earning assets totaled $281.4 million for the first three months of 2005 as compared to $266.2 million for the first three months of 2004, an increase of 5.7%. Average interest-earning assets as a percent of total average assets was 93.1% for the first three months of 2005 as compared to 91.0% for the comparable period of 2004, an increase of 2.3%. The annualized yield on average interest-earning assets for the first three months of 2005 was 5.51% as compared to 5.26% for the first three months of 2004.

As loan volume continues to increase and loan rates adjust upward, the Company should realize increasing net interest income. Management expects loan growth and rate increases to continue through 2005 and into 2006, in which case net interest income should continue to improve. Based on the Company’s assumptions, the balance sheet has been asset sensitive, and therefore, should be well-positioned to take advantage of a rising rate environment.

Average interest-bearing liabilities totaled $236.1 million for the first three months of 2005 as compared to $227.3 million for the first three months of 2004, an increase of 3.9%. The annualized yield (cost) on interest-bearing liabilities for the first three months of 2005 was 1.93% as compared to 1.88% for the first three months of 2004.

The Company took an advance of $7.5 million from the Federal Home Bank of Atlanta in May of 2004. The average cost of these funds was 1.97% for the three months ended March 31, 2005.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest bearing liabilities was 3.59% for the first quarter of 2005 and 3.38% for the first quarter of 2004.

Average total assets for the first three months of 2005 were $302.1 million as compared to $292.7 million for the first three months of 2004, an increase of 3.2%.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

	Three months ended 3/31/2005			Three months ended 3/31/2004
(Fully taxable equivalent basis) (Dollars in thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Investments:
Taxable Investments	$32,559	$301	3.70%	$38,400	$351	3.65%
Tax-Exempt Investments (1)	19,804	283	5.72%	20,464	303	5.93%

Total Investments	52,363	584	4.46%	58,864	654	4.45%

Gross Loans (2)	217,126	3,218	5.93%	196,411	2,820	5.74%
Interest-bearing Deposits	109	0	1.17%	117	0	0.33%
Fed Funds Sold	11,824	76	2.57%	10,845	29	1.08%

TOTAL INTEREST EARNING ASSETS	$281,422	$3,878	5.51%	$266,237	$3,504	5.26%

INTEREST-BEARING LIABILITIES:
Deposits:
Savings Deposits	$67,422	$308	1.83%	$64,414	$236	1.46%
NOW Deposits	48,934	61	0.51%	44,777	57	0.51%
CD’s >= $100,000	30,300	247	3.26%	31,719	250	3.15%
CD’s < $100,000	58,693	449	3.06%	64,617	502	3.10%
Money Market Deposit Accounts	18,144	16	0.37%	18,235	17	0.37%

Total Interest Bearing Deposits	$223,493	$1,081	1.94%	$223,763	$1,062	1.90%

Fed funds purchased	—	0	0.00%	10	0	1.12%
Securities Sold to Repurchase	5,095	16	1.26%	3,531	6	0.65%
FHLB advance	7,500	37	1.97%	—	—	0.00%

TOTAL INTEREST-BEARING LIABILITIES	$236,088	$1,134	1.92%	$227,304	$1,068	1.88%
Net Interest Income/Yield on Earning Assets		$2,744	3.90%		$2,436	3.66%
Net Interest Rate Spread			3.59%			3.38%

(1)	-Yield and income assumes a federal tax rate of 34%
(2)	-Includes Visa program and non-accrual loans

Through the three months ended March 31, 2005, average interest-earning assets were comprised of the loan portfolio with $217.1 million and the investment portfolio with $52.4 million. For the three month period ended March 31, 2005, compared to the same period in 2004, on a fully tax equivalent basis, tax-exempt investment yields declined to 5.72% from 5.93%, and taxable investment yields increased to 3.70% from 3.65%, resulting in a increase in total investment yield to 4.46% from 4.45%. The investment portfolio will provide liquidity as short investments mature during 2005 and 2006.

In the first three months of 2005, gross loans on average yielded 5.93% as compared to 5.74% for the same period in 2004. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans through 2004. By keeping the re-pricing terms of the loan portfolio short, the Company is positioned well for a rising rate environment.

As short-term rates in the market increased during 2004, the Company held its deposit rates wherever possible in order to control its cost of funds. As this rising rate trend continues in the market, and competitive pressure has increased, the Company has begun to raise its deposit rates. For the first three months of 2005 compared to 2004, savings yields have increased to 1.83% compared to 1.46%, and certificates of deposit greater than or equal to $100 thousand have increased to 3.26% compared to 3.15%, but the cost of NOW deposits, money market deposits, and certificates less than $100,000, have decreased or remained unchanged. The resulting total cost of average deposits through March 31, 2005, has increased to 1.94% compared to 1.90% for the same period of 2004.

LIQUIDITY

The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On March 31, 2005, federal funds sold totaled $10.9 million and securities maturing in one year or less totaled $11.4 million, for a total pool of $22.3 million. The liquidity ratio as of March 31, 2005 was 20.6% as compared to 22.7% as of December 31, 2004. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and federal funds sold, by interest bearing liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio and does not anticipate a significant change in the liquidity structure of the Company. In addition, the Company maintains available lines of credit with the Federal Home Loan Bank of Atlanta and several correspondent banks.

CAPITAL RESOURCES

From December 31, 2004 to March 31, 2005, total shareholder’s equity decreased to $25.7 million from $25.8 million or 0.4%. The Company’s capital resources are impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before accumulated other comprehensive income was $25.6 million on March 31, 2005, and $25.3 million on December 31, 2004. Accumulated other comprehensive income was $106 thousand at March 31, 2005 and $567 thousand at December 31, 2004, a decrease of $461 thousand or 81.3% during the three month period.

Book value per share, basic, on March 31, 2005, compared to March 31, 2004, decreased to $10.88 from $10.99, or 1.0%. Book value per share, basic, before accumulated comprehensive income on March 31, 2005, compared to March 31, 2004, grew to $10.84 from $10.40, an increase of 4.2%. Cash dividends paid for the three months ended March 31, 2005, were $365 thousand, or $0.155 per share, compared to $349 thousand, or $0.15 per share, for the comparable period ended March 31, 2004 an increase of 4.6%. Average basic shares outstanding for the three months ended March 31, 2005, were 2,354,218 compared to 2,325,920 for the comparable period ended March 31, 2004. The Company began a share repurchase program in August of 1999 and has continued the program into 2004. The plan authorizes a total of 115,000 shares for repurchase.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of March 31, 2005, the Company maintained Tier 1 capital of $22.8 million, net risk weighted assets of $221.8 million, and Tier 2 capital of $2.2 million. On March 31, 2005, the Tier 1 capital to risk weighted assets ratio was 10.3%, the total capital ratio was 11.2%, and the tier 1 leverage ratio was 7.6%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

As of March 31, 2005, total assets decreased by 0.6% for the three month period. Total assets were $301.8 million at March 31, 2005 as compared to $303.5 million at year-end 2004. Cash and cash equivalents, which produce no income, decreased to $6.2 million on March 31, 2005, compared to $8.7 million at year-end 2004.

During the three months ended March 31, 2005, gross loans increased by $3.7 million or 1.7%, to $219.1 million from $215.4 million at year-end 2004. The major components of this increase were commercial and industrial loans with 6.2% growth to $22.9 million, and real estate mortgage loans secured by 1-4 family residential collateral with 1.9% growth to $122.4 million.

For the three months ended March 31, 2005, the Company charged off loans totaling $13 thousand. For the comparable period in 2004, total loans charged off were $78 thousand. The Company maintained $28 thousand of other real estate owned (“OREO”) as of March 31, 2005. As of year-end 2004, this balance was $17 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $138 thousand through the first three months of 2005, and the allowance for loan losses as of March 31, 2005 was $2.2 million. The allowance for loan losses, as a percentage of average total loans through the first three months of 2005 was 0.99%. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of March 31, 2005, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of March 31, 2005, $1.8 million of loans were on non-accrual status, of which $1.6 million are considered impaired. There were $1.3 million of loans on non-accrual status as of year-end 2004. On March 31, 2004, non-accrual loans totaled $1.4 million, of which $1.0 million were considered impaired. Impaired loans are those non-accrual loans that are considered commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $319 thousand on March 31, 2005, as compared to $271 thousand on March 31, 2004. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of March 31, 2005, securities available for sale at market value totaled $51.4 million as compared to $51.9 million on December 31, 2004. This represents a net decrease of $494 thousand or 1.0% for the three months. Securities held to maturity were $433 thousand as of March 31, 2005 compared to $430 at December 31, 2004. At quarter end the investment portfolio represented 17.2% of total assets and 18.5% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of March 31, 2005 was a net unrealized gain of $161 thousand. The corresponding accumulated adjustment to shareholders’ equity was $106 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2005.

As of March 31, 2005, total deposits were $261.1 million compared to $261.9 at year-end 2004. This represents a decrease in balances of $826 thousand or 0.3% during the three months. Components of this decrease include savings and interest bearing demand deposit accounts at 1.2% to $132.3 million, and time deposits at 1.6% to $87.8 million. However, non-interest bearing demand deposits grew 5.4% to $41.0 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the first three months of 2005 totaled $607 thousand. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $174 thousand compared to $165 thousand through three months of 2004, service charges on deposit accounts which contributed $173 thousand through three months of 2005 versus $138 thousand for the comparable period in 2004, and other service charges and fees, which contributed $208 thousand compared to $183 thousand through the three months of 2005 and 2004, respectively. The primary component of the increase in other service charges and fees is non-deposit product fee income and miscellaneous VISA income. Minor contributors to the increase in other service charges and fees were improvements in collection of cashiers check and money order fees, as well as increases in ATM interchange fees. Secondary market lending fees declined to $15 thousand compared to $22 thousand through three months of 2005 versus 2004, due mainly to reductions in refinancing activity. Gains on the sale of investments were $190 through March 31, 2005 compared to $155 thousand for the comparable period of 2004. Gains on the sale of other real estate totaled $58 through three months of 2005 compared to $7 thousand for the comparable period of 2004, and other income totaled $36 thousand through three months of 2005 compared to $23 thousand for the three months ended March 31, 2004.

The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company. The Trust Company offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRA’s both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock market, which directly impacts the market value of the accounts upon which fees are earned. This being the case, performance of fiduciary activities can be expected to approximate the performance of the national stock markets. In recent quarters the fee income of the Trust Company has improved as the stock markets have gained value, thereby increasing the market value of the assets under management. In addition, the Trust Company has also been successful in increasing new accounts. Increased marketing and sales efforts are expected to continue this trend.

Management continues to explore methods of increasing non-interest income. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee-based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

Non-interest expenses totaled $2.3 million during the first three months of 2005 as compared to $2.4 million for the same period in 2004, a decrease of 4.1%. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the three months ended March 31, 2005, salary and benefit expense was $1.2 million, and $1.4 million for the same period of 2004. Salary expense is impacted by the application of SFAS No.91, which governs the accounting for loan fees and costs. Salary expense is adjusted for the recognition of costs associated with the origination and processing of real estate loans. The adjustment to salaries for recognition of these costs was $126 thousand through the first three months of 2005 as compared to $183 thousand for the same period in 2004. Occupancy expense was $369 thousand through the first three months of 2005 as compared to $359 thousand for the same period of 2004.

Other expenses include bank franchise taxes which totaled $56 thousand through three months of 2005 and 2004, expenses related to the Visa® program which were $97 thousand through three months of 2005 and $80 thousand through three months of 2004, telephone expenses which were $43 thousand for the current period and $41 thousand through three months of 2004, and other operating expenses which totaled $489 thousand for the current period versus $445 thousand for the three months ended March 31, 2004. Telephone expenses include the cost of the Company’s Customer Care Center and data Network communications. The Company will be capitalizing an addition to the main office building in May, 2005. Consequently, management expects depreciation expense to increase.

Regulatory requirements created by the Sarbanes-Oxley Act of 2002 have increased the consulting expenses of the Company. Management expects continued increases in consulting expenses, as well as accounting fees, as the reporting and risk monitoring process develops.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s report on Form 10-K for the year-ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are operating effectively in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The status of the Company’s stock repurchase plan is shown in the table below

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
January, 2005	200	$15.05	200	39,342
February, 2005	—	0.00	—	39,342
March, 2005	—	0.00	—	39,342

	200	$15.05	200

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 5b. CHANGES IN NOMINATING PROCESS

None to report.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

4/27/05	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(principal executive officer and principal financial officer)