Form 10-Q
period 2005-06-30
BAY BANKS OF VIRGINIA INC
filed 2005-08-01
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

2,370,122 shares of common stock on July 27, 2005.

FORM 10-Q

For the interim period ending June 30, 2005.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Bay Banks of Virginia, Inc.

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$8,147,760	$8,572,672
Interest-bearing deposits	100,000	104,949
Federal funds sold	9,729,047	13,989,278
Securities available for sale, at fair value	51,710,977	51,916,490
Securities held to maturity, at amortized cost (fair value $427,570 and $426,320)	436,477	429,815
Loans, net of allowance for loan losses of $1,942,145 and $2,032,185	224,441,230	213,350,454
Premises and equipment, net	9,783,383	9,086,442
Accrued interest receivable	1,306,380	1,163,976
Other real estate owned	27,671	16,601
Core deposit intangible	2,807,842	2,807,842
Other assets	1,813,204	2,031,067

Total assets	$310,303,971	$303,469,586

LIABILITIES
Non-interest bearing deposits	$47,830,150	$38,877,338
Savings and interest-bearing demand deposits	128,025,721	133,887,530
Time deposits	90,895,399	89,181,113

Total deposits	266,751,270	261,945,981

Securities sold under repurchase agreements	5,468,590	6,342,456
Federal Home Loan Bank advance	10,000,000	7,500,000
Other liabilities	1,835,778	1,861,627

Total liabilities	$284,055,638	$277,650,064

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; Authorized - 5,000,000 shares; Outstanding - 2,370,122 and 2,354,187 shares)	$11,850,609	$11,770,937
Additional paid-in capital	4,703,368	4,621,295
Retained earnings	9,371,279	8,860,506
Accumulated other comprehensive income, net	323,077	566,784

Total shareholders’ equity	$26,248,333	$25,819,522

Total liabilities and shareholders’ equity	$310,303,971	$303,469,586

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Income

(Unaudited)

	Quarter ended June 30, 2005	Quarter ended June 30, 2004	For the six months ended June 30, 2005	For the six months ended June 30, 2004
INTEREST INCOME
Loans, including fees	$3,432,807	$2,881,844	$6,650,955	$5,701,770
Securities:
Taxable	328,179	318,790	629,075	669,674
Tax-exempt	185,183	199,772	371,683	400,153
Federal funds sold	48,342	34,241	124,776	63,479

Total interest income	3,994,511	3,434,647	7,776,489	6,835,076

INTEREST EXPENSE
Deposits	1,145,670	1,044,526	2,226,466	2,102,425
Federal funds purchased and Securities sold to repurchase	26,568	4,664	42,328	10,575
Other short term borrowings	57,461	4,375	94,386	4,375

Total interest expense	1,229,699	1,053,565	2,363,180	2,117,375

Net Interest Income	2,764,812	2,381,082	5,413,309	4,717,701

Provision for loan losses	137,500	75,000	275,000	150,000

Net interest income after provision for loan losses	2,627,312	2,306,082	5,138,309	4,567,701

NONINTEREST INCOME
Income from fiduciary activities	186,348	163,450	360,805	328,456
Service charges & fees on deposit accounts	177,092	164,148	349,624	301,684
Other miscellaneous fees	245,414	215,137	453,793	397,426
Secondary market lending fees	55,312	80,709	70,477	102,190
Other real estate gains	106	15,611	164	22,747
Net securities gains	—	138	190	154,737
Other income	19,586	14,937	55,425	38,106

Total noninterest income	683,858	654,130	1,290,478	1,345,346

NONINTEREST EXPENSES
Salaries and employee benefits	1,197,503	1,242,066	2,432,251	2,647,361
Occupancy expense	411,908	337,486	781,231	696,248
Bank franchise tax	57,988	56,454	114,194	112,909
Visa Expense	115,125	102,162	212,187	182,576
Telephone	47,923	33,425	91,208	74,621
Other expense	599,310	552,226	1,088,035	997,602

Total noninterest expenses	2,429,757	2,323,819	4,719,106	4,711,317

Net Income before income taxes	881,413	636,393	1,709,681	1,201,730

Income tax expense	242,776	185,185	467,272	353,803

Net Income	$638,637	$451,208	$1,242,409	$847,927

Average basic shares outstanding	2,363,184	2,334,145	2,358,725	2,330,033
Earnings per share, basic	$0.27	$0.19	$0.53	$0.36

Average diluted shares outstanding	2,372,860	2,351,794	2,371,910	2,352,255
Earnings per share, diluted	$0.27	$0.19	$0.52	$0.36

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Cash Flows

(unaudited)

Six months ended:	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,242,409	$847,927
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	393,157	375,529
Net amortization and accretion of securities	11,793	26,687
Provision for loan losses	275,000	150,000
Net (gain) on sale of securities	(190)	(154,737)
(Gain) on sale of other real estate owned	(164)	(22,747)
Increase / (decrease) in accrued income and other assets	75,459	(383,281)
Increase / (decrease) in other liabilities	99,697	(61,885)

Net cash provided by operating activities	2,097,161	777,493

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	1,106,352	2,533,919
Proceeds from sales of available-for-sale securities	249,997	18,440,720
Purchases of available-for-sale securities	(1,538,355)	(16,435,918)
(Increase)/Decrease in interest bearing deposits	4,949	(23,047)
Decrease in fed funds sold	4,260,231	482,798
(Increase) in loans outstanding	(11,376,682)	(15,923,905)
Purchases of premises and equipment	(1,090,097)	(321,433)
Proceeds from sale of other real estate owned	—	11,719

Net cash (used in) investing activities	(8,383,605)	(11,235,147)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in demand, savings, & other interest-bearing deposits	3,091,003	8,178,209
Increase (decrease) in time deposits	1,714,286	(2,600,717)
Net (decrease) in securities sold under repurchase agreements	(873,866)	(560,576)
Increase in FHLB advances	2,500,000	7,500,000
Proceeds from issuance of common stock	190,754	223,968
Dividends paid	(731,636)	(699,155)
Repurchase of common stock	(29,009)	(39,255)

Net cash provided by financing activities	5,861,532	12,002,474

Net increase / (decrease) in cash & due from Banks	(424,912)	1,544,820
Cash & due from Banks at beginning of period	8,572,672	7,762,030

Cash & due from Banks at end of period	$8,147,760	$9,306,850

SUPPLEMENTAL DISCLOSURES
Interest paid	$2,355,869	$2,122,317
Income taxes paid	$490,262	$340,000
Unrealized (loss) on investment securities	$(369,254)	$(1,087,005)
Loans transferred to other real estate owned	$11,070	$60,180

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total Shareholders’ Equity
Balance on 1/1/2004	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404
Comprehensive Income:
Net Income			847,927		847,927
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($316,971)	—	—	—	(615,297)	(615,297)
Reclassification adjustment for securities gains included in net income, net of taxes of ($52,611)	—	—	—	(102,126)	(102,126)

Total Comprehensive Income	—	—	847,927	(717,423)	130,504

Cash dividends paid — $0.30/share			(699,156)		(699,156)
Stock repurchases	(12,750)	(4,754)	(21,750)		(39,254)
Sale of common stock:
Dividends Reinvested	65,518	134,280	—	—	199,798
Stock Options exercised:
Shares issued	38,500	28,525			67,025
Shares traded in	(13,605)	(5,073)	(24,177)	—	(42,855)

Balance on 6/30/04	$11,708,064	$4,489,907	$8,249,457	$247,038	$24,694,466

Balance on 1/1/2005	$11,770,937	$4,621,295	$8,860,506	$566,784	$25,819,522
Comprehensive Income:
Net Income			1,242,409		1,242,409
Other comprehensive income:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($125,481)	—	—	—	(243,581)	(243,581)
Reclassification adjustment for securities gains included in net income, net of taxes of ($64)	—	—	—	(126)	(126)

Total Comprehensive Income	—	—	1,242,409	(243,707)	998,702

Cash dividends paid — $0.31/share			(731,636)		(731,636)
Stock repurchases	(9,570)	(19,439)	—		(29,009)
Sale of common stock:
Dividends Reinvested	54,362	115,518	—	—	169,880
Stock Options exercised:
Shares issued	66,500	50,475			116,975
Shares traded in	(31,620)	(64,481)	—	—	(96,101)

Balance on 6/30/05	$11,850,609	$4,703,368	$9,371,279	$323,077	$26,248,333

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

As of June 30, 2005, the Company has four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the six months ended June 30, 2005 and 2004 if the Company had applied fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation.

	Six Months Ended June 30,
	2005	2004
Net income, as reported	$1,242,409	$847,927
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(12,776)	(19,077)

Pro forma net income	$1,229,633	$828,850

Earnings per share:
Basic - as reported	$0.53	$0.36
Basic - pro forma	$0.53	$0.36
Diluted - as reported	$0.52	$0.36
Diluted - pro forma	$0.52	$0.35

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at June 30, 2005, and December 31, 2004, follow:

Available-for-sale securities June 30, 2005 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$17,435,292	$20,921	$(103,502)	$17,352,712
State and municipal obligations	29,875,321	512,274	(89,548)	30,298,047
Corporate bonds	2,538,152	149,366	—	2,687,518
Restricted securities	1,372,700	—	—	1,372,700

	$51,221,465	$682,561	$(193,050)	$51,710,977

Available-for-sale securities December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$12,178,591	$25,767	$(85,636)	$12,118,722
State and municipal obligations	30,105,661	773,164	(45,322)	30,833,503
Corporate bonds	7,539,474	190,791	—	7,730,265
Restricted securities	1,234,000	—	—	1,234,000

	$51,057,726	$989,722	$(130,958)	$51,916,490

Held-to-maturity securities June 30, 2005 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$436,477	$—	$(8,907)	$427,570

Held-to-maturity securities December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$429,815	$—	$(3,495)	$426,320

Securities with a market value of $12.8 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of June 30, 2005. The market value of pledged securities at year-end 2004 was $11.9 million.

Securities in an unrealized loss position at June 30, 2005, and December 31, 2004, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are temporary. Bonds with unrealized loss positions at June 30, 2005, included 26 federal agencies and 37 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
June 30, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$5,364,549	$53,401	$4,146,036	$50,101	$9,510,585	$103,502
States and municipal obligation	5,401,408	50,011	2,625,327	48,445	8,026,735	98,456

Total temporarily impaired securities	$10,765,957	$103,412	$6,771,363	$98,546	$17,537,320	$201,957

	Less than 12 months		12 months or more		Total
December 31, 2004	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$7,907,795	$53,196	$1,652,560	$32,440	$9,560,355	$85,636
States and municipal obligation	4,715,650	36,936	552,331	11,881	5,267,981	48,817

Total temporarily impaired securities	$12,623,445	$90,132	$2,204,891	$44,321	$14,828,336	$134,453

No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

Note 3: Loans

The components of loans were as follows:

	June 30, 2005	December 31, 2004
	(unaudited)
Mortgage loans on real estate:
Construction	$36,869,006	$31,184,514
Secured by farmland	1,437,737	2,017,226
Secured by 1-4 family residential	126,393,197	120,060,032
Other real estate loans	28,616,627	28,050,397
Loans to farmers (except those secured by real estate)	14,856	71,810
Commercial and industrial loans (not secured by real estate)	20,902,592	21,519,358
Consumer installment loans	10,170,276	9,897,965
All other loans	830,520	1,296,370
Net deferred loan costs and fees	1,148,564	1,284,967

Total loans	$226,383,375	$215,382,639
Allowance for loan losses	(1,942,145)	(2,032,185)

Loans, net	$224,441,230	$213,350,454

Loans upon which the accrual of interest has been discontinued totaled $803 thousand as of June 30, 2005, and $1.3 million as of December 31, 2004.

Note 4: Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	June 30, 2005	December 31, 2004	June 30, 2004
	(unaudited)		(unaudited)
Balance, beginning of year	$2,032,185	$1,901,576	$1,901,576
Provision for loan losses	275,000	300,000	150,000
Recoveries	70,871	31,874	12,907
Loans charged off	(435,911)	(201,265)	(110,096)

Balance, end of period	$1,942,145	$2,032,185	$1,954,387

Information about impaired loans is as follows:

	June 30, 2005	December 31, 2004
Impaired loans for which an allowance has been provided	$607,550	$979,701
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$607,550	$979,701

Allowance provided for impaired loans, included in the allowance for loan losses	$427,517	$572,930

Average balance impaired loans	$1,531,961	$983,451

Interest income recognized	$—	$3

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Six Months Ended	June 30, 2005		June 30, 2004
	Average Shares	Per share amount	Average Shares	Per share amount
Basic earnings per share	2,358,725	$0.53	2,330,033	$0.36
Effect of dilutive securities:
Stock options	13,185		22,222
Diluted earnings per share	2,371,910	$0.52	2,352,255	$0.36

As of June 30, 2005, and June 31, 2004, options on 117,958 shares and 128,414 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at June 30, 2005, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at June 30, 2005.

Note 7: Employee Benefit Plans

Components of Net Periodic Benefit Cost

(unaudited)

	Pension Benefits		Post Retirement Benefits
	2005	2004	2005	2004
Six months ended June 30,
Service cost	$152,694	$118,506	$8,508	$7,658
Interest cost	98,893	83,110	16,687	16,305
Expected return on plan assets	(99,058)	(67,378)	—	—
Amortization of unrecognized prior service cost	8,186	8,186	—	—
Amortization of unrecognized net loss	31,775	22,648	6,577	10,000
Amortization of transition obligation	—	—	1,457	1,456

Net periodic benefit cost	$192,490	$165,072	$33,229	$35,419

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K its consolidated financial statements for the yearended December 31, 2004, that it expected to contribute $324,479 to its pension plan and $27,843 to its post-retirement benefit plan in 2005. The Company has made these contributions and presently anticipates no further contributions during the remainder of 2005.

Note 8: FHLB Advance

On June 30, 2005, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of one advance for $10.0 million. The interest rate is variable at the one-month London Interbank Offering Rate (“LIBOR”) minus 50 basis points until May 19, 2006, after which it is fixed at 3.83%, maturing on May 19, 2010. At June 30, 2005, the actual rate was 3.08%. Interest is payable monthly. This instrument has an early conversion option which gives FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective May 19, 2006. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of June 30, 2005, was $21.0 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

Bay Banks of Virginia, Inc.

Financial Highlights (unaudited)

Dollars in thousands

Six months ended:	June 30, 2005	June 30, 2004	Change
FINANCIAL CONDITION
Average Assets	$303,600	$293,963	3.3%
Average Interest-earning Assets	283,078	273,098	3.7%
Average Earning Assets to Total Average Assets	93.2%	92.9%	0.4%
Period-end Interest-bearing Liabilities	$234,391	$237,335	-1.2%
Average Interest-bearing Liabilities	235,220	231,465	1.6%
Average Equity, including FAS 115 adjustment	26,179	25,567	2.4%
Tier 1 Capital	23,117	21,639	6.8%
Net Risk-weighted Assets	215,249	208,205	3.4%
Tier 2 Capital	1,942	1,954	-0.6%

RESULTS OF OPERATIONS
Net Interest Income before Provision	$5,413	$4,718	14.7%
Net Income	1,242	848	46.5%
Annualized Yield on Average Interest-earning Assets	5.63%	5.16%	9.1%
Annualized Cost of Average Interest-bearing Liabilities	2.01%	1.83%	9.8%
Annualized Net Yield on Average Interest-earning Assets	3.96%	3.61%	9.7%
Annualized Net Interest Rate Spread	3.62%	3.33%	8.7%

RATIOS
Total Capital to Risk-weighted Assets (10% min)	11.6%	11.3%	2.7%
Tier 1 Capital to Risk-weighted Assets (6% min)	10.7%	10.4%	3.3%
Leverage Ratio (5% min)	7.7%	7.3%	3.4%
Annualized Return on Average Assets (ROA)	0.8%	0.6%	41.9%
Annualized Return on Average Equity (ROE)	9.5%	6.6%	43.1%

Period-end basic shares outstanding	2,370,122	2,341,613	1.2%
Average basic shares outstanding	2,358,725	2,330,033	1.2%
Average diluted shares outstanding	2,371,910	2,352,255	0.8%

PER SHARE DATA
Diluted earnings per average share (EPS)	$0.52	$0.36	45.3%
Cash Dividends per average share	0.31	0.30	3.4%
Book Value per share
before Accumulated Comprehensive Income/Loss	10.94	10.44	4.8%
after Accumulated Comprehensive Income/Loss	11.07	10.55	5.0%

EARNINGS SUMMATION

For the six months ended June 30, 2005, net income was $1.2 million as compared to $0.8 million for the comparable period in 2004, an increase of 46.5%. Diluted earnings per average share for the first six months of 2005 were $0.52 as compared to $0.36 for the first six months of 2004. Annualized return on average assets was 0.8% for the first six months of 2005 and 0.6% for the similar period in 2004, an increase of 33.3%. Annualized return on average equity was 9.5% for the first six months of 2005, compared to 6.6% for the first six months of 2004, an increase of 43.9%.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 3.96% for the six months ended June 30, 2005, compared to 3.61% for the same period in 2004.

Net interest income before provision for loan losses for the first six months of 2005 was $5.4 million, compared to $4.7 million for the first six months of 2004, an increase of $696 thousand or 14.7%. Increases in net interest income were driven by loan growth (changes in volume) during the first six months of 2005, compared to the same period in 2004. Average interest-earning assets totaled $283.1 million for the first six months of 2005 as compared to $273.1 million for the first six months of 2004, an increase of 3.6%. Average interest-earning assets as a percent of total average assets was 93.2% for the first six months of 2005 as compared to 92.9% for the comparable period of 2004, an increase of 0.3%. The annualized yield on average interest-earning assets for the first six months of 2005 was 5.63% as compared to 5.16% for the first six months of 2004.

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

Average interest-bearing liabilities totaled $235.2 million for the first six months of 2005 as compared to $231.5 million for the first six months of 2004, an increase of 1.6%. The annualized yield (cost) on interest-bearing liabilities for the first six months of 2005 was 2.01% as compared to 1.83% for the first six months of 2004.

In May of 2005, the Company took a new advance of $10.0 million from the Federal Home Bank of Atlanta after repaying the $7.5 million advance it took in May of 2004. The average cost of these funds was 2.37% for the six months ended June 30, 2005.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest bearing liabilities was 3.62% for the second quarter of 2005 and 3.33% for the second quarter of 2004.

Average total assets for the first six months of 2005 were $303.6 million as compared to $294.0 million for the first six months of 2004, an increase of 3.3%.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

	Six months ended 6/30/2005			Six months ended 6/30/2004
(Fully taxable equivalent basis) (Dollars in thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	$32,572	$627	3.85%	$38,310	$669	3.49%
Tax-exempt investments (1)	19,609	563	5.74%	20,932	606	5.79%

Total Investments	52,181	1,190	4.56%	59,242	1,275	4.30%

Gross loans (2)	221,234	6,651	6.01%	200,962	5,702	5.67%
Interest-bearing deposits	113	2	3.25%	120	1	1.95%
Fed funds sold	9,550	125	2.61%	12,774	63	0.98%

TOTAL INTEREST EARNING ASSETS	$283,078	$7,968	5.63%	$273,098	$7,041	5.16%

INTEREST-BEARING LIABILITIES:
Savings deposits	$67,200	$643	1.92%	$65,481	$476	1.45%
NOW deposits	48,185	126	0.52%	46,207	114	0.49%
Time deposits >= $100,000	30,632	510	3.33%	31,802	500	3.14%
Time deposits < $100,000	58,623	910	3.10%	64,029	980	3.06%
Money market deposit accounts	17,275	37	0.43%	17,525	32	0.36%

Total interest bearing deposits	$221,915	$2,226	2.01%	$225,044	$2,102	1.87%

Federal funds purchased and securities sold to repurchase	5,335	42	1.59%	4,443	11	0.48%

FHLB advance	7,970	94	2.37%	1,978	4	0.70%

TOTAL INTEREST-BEARING LIABILITIES	$235,220	$2,363	2.01%	231,465	$2,117	1.83%

Net interest income/yield on earning assets		$5,605	3.96%		$4,924	3.61%
Net interest rate spread			3.62%			3.33%

(1)-  Yield and income assumes a federal tax rate of 34%

(2)-  Includes Visa Program & nonaccrual loans.

Through the six months ended June 30, 2005, average interest-earning assets were comprised of the loan portfolio with $221.2 million and the investment portfolio with $52.2 million. For the six month period ended June 30, 2005, compared to the same period in 2004, on a fully tax equivalent basis, tax-exempt investment yields declined to 5.74% from 5.79%, and taxable investment yields increased to 3.85% from 3.49%, resulting in a increase in total investment yield to 4.56% from 4.30%. The investment portfolio will provide liquidity as short investments mature during 2005 and 2006.

In the first six months of 2005, gross loans on average yielded 6.01% as compared to 5.67% for the same period in 2004. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans since 2004. By keeping the re-pricing terms of the loan portfolio short, the Company is positioned well for a rising rate environment.

As short-term rates in the market increased during 2004 and 2005, the Company held its deposit rates wherever possible in order to control its cost of funds. As this rising rate trend continues in the market, and competitive pressure has increased, the Company has begun to raise its deposit rates. For the first six months of 2005 compared to 2004, the cost of total interest bearing deposits has increased to 2.01% from 1.87%, with increases in each type of deposit category.

LIQUIDITY

The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2005, federal funds sold totaled $9.7 million and securities maturing in one year or less totaled $10.8 million, for a total pool of $20.5 million. The liquidity ratio as of June 30, 2005 was 29.2% as compared to 22.7% as of December 31, 2004. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and federal funds sold, by interest bearing liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio and does not anticipate a significant change in the liquidity structure of the Company. In addition, the Company maintains available lines of credit with the Federal Home Loan Bank of Atlanta and several correspondent banks.

CAPITAL RESOURCES

From December 31, 2004, to June 30, 2005, total shareholder’s equity increased to $26.2 million from $25.8 million or 1.7%. The Company’s capital resources are impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before accumulated other comprehensive income was $25.9 million on June 30, 2005, and $25.3 million on December 31, 2004. Accumulated other comprehensive income was $323 thousand at June 30, 2005, and $567 thousand at December 31, 2004, a decrease of $244 thousand or 43.0% during the six month period.

Book value per share, basic, on June 30, 2005, compared to June 30, 2004, increased to $11.07 from $10.96, or 5.0%. Book value per share, basic, before accumulated comprehensive income on June 30, 2005, compared to June 30, 2004, grew to $10.94 from $10.73, an increase of 1.9%. Cash dividends paid for the six months ended June 30, 2005, were $732 thousand, or $0.31 per share, compared to $699 thousand, or $0.30 per share, for the comparable period ended June 30, 2004 an increase of 4.7%. Average basic shares outstanding for the six months ended June 30, 2005, were 2,358,725 compared to 2,330,033 for the comparable period ended June 30, 2004. The Company began a share repurchase program in August of 1999 and has continued the program into 2004. The plan authorizes a total of 115,000 shares for repurchase. A total of 1,914 shares have been repurchased at an average price of $15.16 during the six month period ending June 30, 2005

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of June 30, 2005, the Company maintained Tier 1 capital of $23.1 million, net risk weighted assets of $215.2 million, and Tier 2 capital of $1.9 million. On June 30, 2005, the Tier 1 capital to risk weighted assets ratio was 10.7%, the total capital ratio was 11.6%, and the Tier 1 leverage ratio was 7.7%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

As of June 30, 2005, total assets increased by 2.2% for the six month period. Total assets were $310.3 million at June 30, 2005, as compared to $303.5 million at year-end 2004. Cash and cash equivalents, which produce no income, decreased to $8.1 million on June 30, 2005, compared to $8.6 million at year-end 2004.

During the six months ended June 30, 2005, gross loans increased by $11.0 million or 5.1%, to $226.4 million from $215.4 million at year-end 2004. The major components of this increase were construction loans, with 18.2% growth to 36.9 million, and real estate mortgage loans secured by 1-4 family residential collateral, with 5.3% growth to $126.4 million.

For the six months ended June 30, 2005, the Company charged off loans totaling $436 thousand. For the comparable period in 2004, total loans charged off were $110 thousand. The increase in charged off loans in 2005 is primarily related to a charge off of one loan to one borrower in the amount of $242,550. We do no expect a full recovery of the amount charged off. The Company maintained $28 thousand of other real estate owned (“OREO”) as of June 30, 2005. As of year-end 2004, this balance was $17 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $275 thousand through the first six months of 2005, and the allowance for loan losses as of June 30, 2005, was $1.9 million. The allowance for loan losses, as a percentage of average total loans through the first six months of 2005 was 0.88%. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of June 30, 2005, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of June 30, 2005, $803 thousand of loans were on non-accrual status, of which $608 thousand are considered impaired. There were $1.3 million of loans on non-accrual status as of year-end 2004. On June 30, 2004, non-accrual loans totaled $1.7 million, of which $1.1 million were considered impaired. Impaired loans are those non-accrual loans that are considered commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $447 thousand on June 30, 2005, as compared to $287 thousand on June 30, 2004. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of June 30, 2005, securities available for sale at market value totaled $51.7 million as compared to $51.9 million on December 31, 2004. This represents a net decrease of $205 thousand or 0.4% for the six months. Securities held to maturity were $436 thousand as of June 30, 2005, compared to $430 at December 31, 2004. As of June 30, 2005, the investment portfolio represented 16.8% of total assets and 18.2% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of June 30, 2005, was a net unrealized gain of $489 thousand. The corresponding accumulated adjustment to shareholders’ equity was $323 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2005.

As of June 30, 2005, total deposits were $266.7 million compared to $261.9 at year-end 2004. This represents an increase in balances of $4.8 million or 1.8% during the six months. Components of this increase include non-interest bearing deposits, with 23.0% growth to $47.8 million, and time deposits, with 1.9% growth to $90.9 million. However, savings and interest-bearing demand deposit accounts decreased 4.4% to $128.0 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the first six months of 2005 totaled $1.3 million. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $361 thousand compared to $328 thousand through six months of 2005 versus 2004, service charges on deposit accounts which contributed $350 thousand through six months of 2005 versus $302 thousand for the comparable period in 2004, and other service charges and fees, which contributed $454 thousand compared to $397 thousand through the six months of 2005 and 2004, respectively. The primary component of the increase in other service charges and fees is miscellaneous VISA income. Minor contributors to the increase in other service charges and fees were improvements in collection of cashiers check and money order fees, as well as increases in ATM interchange fees. Secondary market lending fees declined to $70 thousand compared to $107 thousand through six months of 2005 versus 2004, due mainly to reductions in refinancing activity.

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

NON-INTEREST EXPENSE

For the six months ended June 30, 2005, compared to June 30, 2004, non-interest expenses were slightly unchanged. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the first six months of 2005, salary and benefit expense was $2.4 million, and $2.6 million for the same period of 2004. Salary expense is impacted by the application of SFAS No.91, which governs the accounting for loan fees and costs. Salary expense is adjusted for the recognition of costs associated with the origination and processing of real estate loans. The adjustment to salaries for recognition of these costs was $306 thousand through the first six months of 2005 as compared to $375 thousand for the same period in 2004. Occupancy expense was $781 thousand through the first six months of 2005 as compared to $696 thousand for the same period of 2004. The Company capitalized an addition to its main office building in May 2005, resulting in increased depreciation expense of $6,176 per month, including furniture, fixtures, and equipment.

Other expenses include bank franchise taxes which totaled $114 thousand through six months of 2005 and $113 thousand for 2004, expenses related to the Visa® program which were $212 thousand through six months of 2005 and $183 thousand through six months of 2004, telephone expenses which were $91 thousand for the current period and $75 thousand through six months of 2004, and other operating expenses which totaled $1.1 million for the current period versus $998 thousand for the six months ended June 30, 2004. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are operating effectively in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
April, 2005	—	0.00	—	39,342
May, 2005	1,714	$15.17	1,714	37,628
June, 2005	—	0.00	—	37,628

	1,714	$15.17	1,714

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 16, 2005 at which time stockholders were asked to consider two proposals, as follows:

1. Election of two Class I directors to serve for a term of three years.

2. Ratification of the Board of Directors’ appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Company for 2005.

The vote tabulation was as follows:

1. Election of two Class I directors to serve for a term of three years:

Director	Votes For	Votes Withheld
Allen C. Marple	1,132,719	13,877
Austin L. Roberts, III	1,141,155	5,441

The following directors’ terms of office continued after the meeting:

Ammon G. Dunton, Jr.

Robert C. Berry, Jr.

Weston F. Conley, Jr.

Thomas A. Gosse

Richard A. Farmar, III

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

Bay Banks of Virginia, Inc.
(Registrant)

7/27/05	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(principal executive officer and principal financial officer)