Form 10-Q
period 2005-09-30
BAY BANKS OF VIRGINIA INC
filed 2005-11-09
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    ☒  no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,381,017 shares of common stock on November 3, 2005.

FORM 10-Q

For the interim period ending September 30, 2005.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Bay Banks of Virginia, Inc.

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$5,429,871	$8,572,672
Interest-bearing deposits	110,978	104,949
Federal funds sold	2,226,798	13,989,278
Securities available for sale, at fair value	51,790,571	51,916,490
Securities held to maturity, at amortized cost (fair value $432,895 and $426,320)	439,847	429,815
Loans, net of allowance for loan losses of $2,024,652 and $2,032,185	228,532,662	213,350,454
Premises and equipment, net	9,925,422	9,086,442
Accrued interest receivable	1,356,757	1,163,976
Other real estate owned	561,601	16,601
Core deposit intangible	2,807,842	2,807,842
Other assets	1,737,737	2,031,067

Total assets	$304,920,086	$303,469,586

LIABILITIES
Non-interest bearing deposits	$46,650,632	$38,877,338
Savings and interest-bearing demand deposits	128,116,590	133,887,530
Time deposits	86,541,136	89,181,113

Total deposits	261,308,358	261,945,981

Federal funds purchased and securities sold under repurchase agreements	5,314,608	6,342,456
Federal Home Loan Bank advance	10,000,000	7,500,000
Other liabilities	1,711,616	1,861,627

Total liabilities	$278,334,582	$277,650,064

SHAREHOLDERS’ EQUITY
Common stock ($5 par value;
Authorized - 5,000,000 shares;
Outstanding - 2,381,017 and 2,354,187 shares)	$11,905,084	$11,770,937
Additional paid-in capital	4,802,293	4,621,295
Retained earnings	9,689,941	8,860,506
Accumulated other comprehensive income, net	188,186	566,784

Total shareholders’ equity	$26,585,504	$25,819,522

Total liabilities and shareholders’ equity	$304,920,086	$303,469,586

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statements of Income

(Unaudited)

	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
INTEREST INCOME
Loans, including fees	$3,591,826	$2,979,692	$10,242,781	$8,681,462
Securities:
Taxable	334,201	338,750	963,276	1,008,424
Tax-exempt	188,450	191,720	560,133	591,873
Federal funds sold	48,616	43,506	173,392	106,985

Total interest income	4,163,093	3,553,668	11,939,582	10,388,744

INTEREST EXPENSE
Deposits	1,224,480	1,048,864	3,450,946	3,151,289
Federal funds purchased and securities sold to repurchase	31,733	4,979	74,061	15,554
Other short term borrowings	67,247	14,947	161,633	19,322

Total interest expense	1,323,460	1,068,790	3,686,640	3,186,165

Net Interest Income	2,839,633	2,484,878	8,252,942	7,202,579

Provision for loan losses	137,500	75,000	412,500	225,000

Net interest income after provision for loan losses	2,702,133	2,409,878	7,840,442	6,977,579

NON-INTEREST INCOME
Income from fiduciary activities	179,049	160,496	539,854	488,952
Service charges & fees on deposit accounts	201,682	178,882	551,306	480,566
Other miscellaneous fees	272,851	240,988	726,644	638,414
Secondary market lending fees	52,782	38,348	123,259	140,538
Other real estate gains/(losses)	10,417	(2,093)	10,581	20,654
Net securities gains/(losses)	(48)	15,524	142	170,261
Other income	38,620	52,372	94,045	90,478

Total non-interest income	755,353	684,517	2,045,831	2,029,863

NON-INTEREST EXPENSES
Salaries and employee benefits	1,283,009	1,232,615	3,715,260	3,879,976
Occupancy expense	465,215	358,512	1,246,446	1,054,760
Bank franchise tax	31,760	55,850	145,954	168,759
Visa Expense	130,342	117,112	342,529	299,688
Telephone	47,865	48,090	139,073	122,711
Other expense	547,858	505,987	1,635,893	1,503,589

Total non-interest expenses	2,506,049	2,318,166	7,225,155	7,029,483

Net Income before income taxes	951,437	776,229	2,661,118	1,977,959

Income tax expense	264,604	186,539	731,876	540,342

Net Income	$686,833	$589,690	$1,929,242	$1,437,617

Average basic shares outstanding	2,371,752	2,341,955	2,363,115	2,334,036
Earnings per share, basic	$0.29	$0.25	$0.82	$0.62

Average diluted shares outstanding	2,380,625	2,357,636	2,374,835	2,354,062
Earnings per share, diluted	$0.29	$0.25	$0.81	$0.61

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated	Statements of Cash Flows
(unaudited)

Nine months ended:	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,929,242	$1,437,617
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	605,637	579,825
Net amortization and accretion of securities	19,685	37,003
Provision for loan losses	412,500	225,000
Net (gain) on sale of securities	(142)	(170,261)
(Gain) on sale of other real estate owned	(10,581)	(20,654)
Increase / (decrease) in accrued income and other assets	77,708	(312,373)
Increase / (decrease) in other liabilities	45,024	(84,686)

Net cash provided by operating activities	3,079,073	1,691,471

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	1,152,033	3,269,002
Proceeds from sales of available-for-sale securities	900,000	24,657,270
Purchases of available-for-sale securities	(2,529,322)	(17,573,038)
(Increase) in interest bearing deposits	(6,029)	(4,504)
Decrease in federal funds sold	11,762,480	(1,546,005)
(Increase) in loans outstanding	(16,129,127)	(18,433,398)
Purchases of premises and equipment	(1,421,776)	(639,433)
Proceeds from sale of other real estate owned	—	100,751

Net cash (used in) investing activities	(6,260,763)	(10,169,355)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in demand, savings, & other interest-bearing deposits	2,002,354	10,279,535
(Decrease) in time deposits	(2,639,977)	(5,159,652)
Net (decrease) in securities sold under repurchase agreements	(1,027,848)	(755,655)
Increase in FHLB advances	2,500,000	7,500,000
Proceeds from issuance of common stock	344,154	323,148
Dividends paid	(1,099,807)	(1,050,397)
Repurchase of common stock	(29,009)	(45,155)

Net cash provided by financing activities	49,867	11,091,824

Net increase / (decrease) in cash & due from banks	(3,131,823)	2,613,940
Cash & due from banks at beginning of period	8,572,672	7,762,030

Cash & due from banks at end of period	5,429,871	$10,375,970

SUPPLEMENTAL DISCLOSURES
Interest paid	$3,692,653	$3,192,504
Income taxes paid	$710,073	$510,000
Unrealized (loss) on investment securities	$(573,633)	$(207,741)
Loans transferred to other real estate owned	$545,000	$60,180

See Notes to Consolidated Financial Statements.

Bay Banks of Virginia, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance on January 1, 2004	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404
Comprehensive Income:
Net Income			1,437,617		1,437,617
Other comprehensive loss:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($12,743)	—	—		(24,737)	(24,737)
Reclassification adjustment for securities gains included in net income, net of taxes of ($57,889)	—	—	—	(112,372)	(112,372)

Total Comprehensive Income/(loss)	—	—	1,437,617	(137,109)	1,300,508

Cash dividends paid — $0.45/share			(1,050,397)		(1,050,397)
Stock repurchases	(14,750)	(5,500)	(24,905)		(45,155)
Sale of common stock:
Dividends Reinvested	99,138	199,840	—	—	298,978
Stock Options exercised:
Shares issued	38,500	28,525			67,025
Shares traded in	(13,605)	(5,073)	(24,177)	—	(42,855)

Balance on September 30, 2004	$11,739,684	$4,554,721	$8,484,751	$827,352	$25,606,508

Balance on January 1, 2005	$11,770,937	$4,621,295	$8,860,506	$566,784	$25,819,522
Comprehensive Income:
Net Income			1,929,242		1,929,242
Other comprehensive loss:
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($194,987)	—	—	—	(378,504)	(378,504)
Reclassification adjustment for securities gains included in net income, net of taxes of ($48)	—	—	—	(94)	(94)

Total Comprehensive Income/(loss)	—	—	1,929,242	(378,598)	1,550,644

Cash dividends paid — $0.465/share			(1,099,807)		(1,099,807)
Stock repurchases	(9,570)	(19,439)	—		(29,009)
Sale of common stock:
Dividends Reinvested	82,987	172,767	—	—	255,754
Stock Options exercised:
Shares issued	92,350	92,151	—	—	184,501
Shares traded in	(31,620)	(64,481)	—	—	(96,101)

Balance on September 30, 2005	$11,905,084	$4,802,293	$9,689,941	$188,186	$26,585,504

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1:

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”) and 100% of Bay Trust Company, Inc. (the “Trust Company”). The Consolidated Financial Statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia.

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

As of September 30, 2005, the Company has four stock-based compensation plans. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the nine months ended September 30, 2005 and 2004 if the Company had applied fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation.

	Nine Months Ended September 30,
	2005	2004
Net income, as reported	$1,929,242	$1,437,617
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,105)	(22,641)

Pro forma net income	$1,920,137	$1,414,976

Earnings per share:
Basic - as reported	$0.82	$0.62
Basic - pro forma	$0.81	$0.61
Diluted - as reported	$0.81	$0.61
Diluted - pro forma	$0.81	$0.60

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at September 30, 2005, and December 31, 2004, follow:

Available-for-sale securities September 30, 2005 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$17,005,573	$8,948	$(166,927)	$16,847,594
State and municipal obligations	30,590,115	420,927	(97,283)	30,913,759
Corporate bonds	2,537,052	119,466	—	2,656,518
Restricted securities	1,372,700	—	—	1,372,700

	$51,505,440	$549,341	$(264,210)	$51,790,571

Available-for-sale securities December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$12,178,591	$25,767	$(85,636)	$12,118,722
State and municipal obligations	30,105,661	773,164	(45,322)	30,833,503
Corporate bonds	7,539,474	190,791	—	7,730,265
Restricted securities	1,234,000	—	—	1,234,000

	$51,057,726	$989,722	$(130,958)	$51,916,490

Held-to-maturity securities September 30, 2005 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$439,847	$—	$(6,952)	$432,895

Held-to-maturity securities December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$429,815	$—	$(3,495)	$426,320

Securities with a market value of $12.4 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of September 30, 2005. The market value of pledged securities at year-end 2004 was $11.9 million.

Securities in an unrealized loss position at September 30, 2005, and December 31, 2004, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are temporary. Bonds with unrealized loss positions at September 30, 2005, included 25 federal agencies and 35 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
September 30, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$7,694,099	$96,031	$3,737,873	$70,896	$11,431,972	$166,927
States and municipal obligations	7,197,630	53,725	2,626,110	50,510	9,823,740	104,235

Total temporarily impaired securities	$14,891,729	$149,756	$6,363,983	$121,406	$21,255,712	$271,162

	Less than 12 months		12 months or more		Total
December 31, 2004	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$7,907,795	$53,196	$1,652,560	$32,440	$9,560,355	$85,636
States and municipal obligations	4,715,650	36,936	552,331	11,881	5,267,981	48,817

Total temporarily impaired securities	$12,623,445	$90,132	$2,204,891	$44,321	$14,828,336	$134,453

No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

Note 3: Loans

The components of loans were as follows:

	September 30, 2005	December 31, 2004
	(unaudited)
Mortgage loans on real estate:
Construction	$39,461,358	$31,184,514
Secured by farmland	1,380,416	2,017,226
Secured by 1-4 family residential	124,701,672	120,060,032
Other real estate loans	29,175,474	28,050,397
Loans to farmers (except those secured by real estate)	14,824	71,810
Commercial and industrial loans (not secured by real estate)	21,839,828	21,519,358
Consumer installment loans	11,086,007	9,897,965
All other loans	1,839,912	1,296,370
Net deferred loan costs and fees	1,057,823	1,284,967

Total loans	$230,557,314	$215,382,639
Allowance for loan losses	(2,024,652)	(2,032,185)

Loans, net	$228,532,662	$213,350,454

Loans upon which the accrual of interest has been discontinued totaled $243 thousand as of September 30, 2005, and $1.3 million as of December 31, 2004.

Note 4: Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	September 30, 2005	December 31, 2004	September 30, 2004
	(unaudited)		(unaudited)
Balance, beginning of year	$2,032,185	$1,901,576	$1,901,576
Provision for loan losses	412,500	300,000	225,000
Recoveries	77,256	31,874	28,796
Loans charged off	(497,289)	(201,265)	(142,256)

Balance, end of period	$2,024,652	$2,032,185	$2,013,116

Information about impaired loans is as follows:

	September 30, 2005	December 31, 2004
Impaired loans for which an allowance has been provided	$14,599	$979,701
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$14,599	$979,701

Allowance provided for impaired loans, included in the allowance for loan losses	$14,808	$572,930

Average balance impaired loans	$1,471,929	$983,451

Interest income recognized	$16,926	$3

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Nine Months Ended	September 30, 2005		September 30, 2004
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,363,115	$0.82	2,334,036	$0.62

Effect of dilutive securities:
Stock options	11,720		20,026

Diluted earnings per share	2,374,835	$0.81	2,354,062	$0.61

As of September 30, 2005 and 2004, options on 122,588 shares and 139,053 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at September 30, 2005, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at September 30, 2005.

Note 7: Employee Benefit Plans

Components of Net Periodic Benefit Cost

(unaudited)

	Pension Benefits		Post Retirement Benefits
Nine months ended September 30,	2005	2004	2005	2004
Service cost	$229,042	$177,759	$12,763	$11,487
Interest cost	148,339	124,665	25,030	24,456
Expected return on plan assets	(148,587)	(101,067)	—	—
Amortization of unrecognized prior service cost	12,279	12,279	—	—
Amortization of unrecognized net loss	47,662	33,972	9,865	15,000
Amortization of transition obligation	—	—	2,185	2,184

Net periodic benefit cost	$288,735	$247,608	$49,843	$53,127

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K its consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $324,479 to its pension plan and $27,843 to its post-retirement benefit plan in 2005. The Company has made these contributions and presently anticipates no further contributions during the remainder of 2005.

Note 8: FHLB Advance

On September 30, 2005, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of one advance for $10.0 million. The interest rate is variable at the one-month London Interbank Offering Rate (“LIBOR”) minus 50 basis points until May 19, 2006, after which it is fixed at 3.83%, maturing on May 19, 2010. At September 30, 2005, the actual rate was 3.08%. Interest is payable monthly. This instrument has an early conversion option which gives FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective May 19, 2006. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of September 30, 2005, was $20.5 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS.

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (“FAS 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the Securities and Exchange Commission (“SEC”) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

On March 29, 2005, the SEC Staff issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

Bay Banks of Virginia, Inc.

Financial Highlights (unaudited)

Dollars in thousands

Nine months ended	September 30, 2005	September 30, 2004	Change
FINANCIAL CONDITION
Average Assets	$304,793	$296,699	2.7%
Average Interest-earning Assets	284,275	275,648	3.1%
Average Earning Assets to Total Average Assets	93.3%	92.9%	0.4%
Period-end Interest-bearing Liabilities	$229,972	$233,519	-1.5%
Average Interest-bearing Liabilities	234,250	232,683	0.7%
Average Equity, including FAS 115 adjustment	26,229	25,283	3.7%
Tier 1 Capital	23,589	21,971	7.4%
Net Risk-weighted Assets	235,407	211,111	11.5%
Tier 2 Capital	2,025	2,013	0.6%

RESULTS OF OPERATIONS
Net Interest Income before Provision	$8,253	$7,203	14.6%
Net Income	1,929	1,438	34.2%
Annualized Yield on Average Interest-earning Assets	5.73%	5.17%	10.8%
Annualized Cost of Average Interest-bearing Liabilities	2.10%	1.83%	14.8%
Annualized Net Yield on Average Interest-earning Assets	4.01%	3.63%	10.5%
Annualized Net Interest Rate Spread	3.64%	3.35%	8.7%

RATIOS
Total Capital to Risk-weighted Assets (10% min)	10.9%	11.4%	-4.2%
Tier 1 Capital to Risk-weighted Assets (6% min)	10.0%	10.4%	-3.7%
Leverage Ratio (5% min)	7.7%	7.5%	3.3%
Annualized Return on Average Assets (ROA)	0.8%	0.6%	30.6%
Annualized Return on Average Equity (ROE)	9.7%	7.6%	29.4%

Period-end basic shares outstanding	2,381,017	2,347,937	1.4%
Average basic shares outstanding	2,363,115	2,334,036	1.2%
Average diluted shares outstanding	2,374,835	2,354,062	0.9%

PER SHARE DATA
Diluted earnings per average share (EPS) (nine months)	$0.81	$0.61	7.0%
Cash Dividends per average share (nine months)	0.465	0.45	7.1%
Book Value per share
before Accumulated Comprehensive Income/Loss	11.09	10.55	3.4%
after Accumulated Comprehensive Income/Loss	11.17	10.91	1.7%

Book Value per average share
before Accumulated Comprehensive Income/Loss	11.17	10.62	3.9%
after Accumulated Comprehensive Income/Loss	11.25	10.97	2.0%

EARNINGS SUMMATION

For the nine months ended September 30, 2005, net income was $1.9 million as compared to $1.4 million for the comparable period in 2004, an increase of 34.2%. Diluted earnings per average share for the nine months ended September 30, 2005 were $0.81 as compared to $0.61 for the nine months ended September 30, 2004. Annualized return on average assets was 0.8% for the nine months ended September 30, 2005 and 0.6% for the similar period in 2004, an increase of 30.6%. Annualized return on average equity was 9.7% for the nine months ended September 30, 2005, compared to 7.6% for the nine months ended September 30, 2004, an increase of 29.4%.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 4.01% for the nine months ended September 30, 2005, compared to 3.63% for the same period in 2004.

Net interest income before provision for loan losses for the nine months ended September 30, 2005 was $8.2 million, compared to $7.2 million for the nine months ended September 30, 2004, an increase of $1.0 million or 14.6%. Increases in net interest income were driven by loan growth (changes in volume) during the nine months ended September 30, 2005, compared to the same period in 2004. Average interest-earning assets totaled $284.3 million for the nine months ended September 30, 2005 as compared to $275.6 million for the nine months ended September 30, 2004, an increase of 3.1%. Average interest-earning assets as a percent of total average assets was 93.3% for the nine months ended September 30, 2005 as compared to 92.9% for the comparable period of 2004, an increase of 0.4%. The annualized yield on average interest-earning assets for the nine months ended September 30, 2005 was 5.73% as compared to 5.17% for the nine months ended September 30, 2004.

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

Average interest-bearing liabilities totaled $234.2 million for the nine months ended September 30, 2005 as compared to $232.7 million for the nine months ended September 30, 2004, an increase of 0.7%. The annualized yield (cost) on interest-bearing liabilities for the nine months ended September 30, 2005 was 2.10% as compared to 1.83% for the nine months ended September 30, 2004.

In May of 2005, the Company took a new advance of $10.0 million from the Federal Home Bank of Atlanta after repaying the $7.5 million advance it took in May of 2004. The average cost of these funds was 2.49% for the nine months ended September 30, 2005.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest bearing liabilities was 3.64% for the nine months ended September 30, 2005 and 3.35% for the same period in 2004.

Average total assets for the nine months ended September 30, 2005 were $304.8 million as compared to $296.7 million for the nine months ended September 30, 2004, an increase of 2.7%.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis)	Nine months ended 9/30/2005			Nine months ended 9/30/2004
(Dollars in thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	32,458	960	3.94%	38,862	1,008	3.46%
Tax-exempt investments (1)	19,704	849	5.74%	20,629	897	5.80%

Total Investments	52,162	1,808	4.63%	59,491	1,905	4.27%

Gross loans (2)	224,044	10,243	6.10%	203,203	8,681	5.70%
Interest-bearing deposits	117	2	2.72%	123	1	1.44%
Federal funds sold	7,952	173	2.91%	12,831	106	1.10%

TOTAL INTEREST EARNING ASSETS	284,275	12,227	5.73%	275,648	10,693	5.17%

INTEREST-BEARING LIABILITIES:
Savings deposits	66,562	1,005	2.01%	66,276	739	1.49%
NOW deposits	47,925	197	0.55%	46,121	171	0.49%
Time deposits >= $100,000	30,392	782	3.43%	31,364	742	3.15%
Time deposits < $100,000	58,721	1,404	3.19%	63,290	1,454	3.06%
Money market deposit accounts	16,763	63	0.50%	16,954	46	0.36%

Total interest bearing deposits	220,363	3,451	2.09%	224,005	3,152	1.88%

Federal funds purchased and securities sold to repurchase	5,233	74	1.89%	4,846	16	0.43%
FHLB advance	8,654	162	2.49%	3,832	19	0.67%

TOTAL INTEREST-BEARING LIABILITIES	234,250	3,687	2.10%	232,683	3,187	1.83%

Net interest income/yield on earning assets		8,540	4.01%		7,506	3.63%
Net interest rate spread			3.64%			3.35%

Notes:

(1)-	Yield and income assumes a federal tax rate of 34%
(2)-	Includes Visa Program & nonaccrual loans.

Through the nine months ended September 30, 2005, average interest-earning assets were comprised of the loan portfolio with $224.0 million and the investment portfolio with $52.2 million. For the nine month period ended September 30, 2005, compared to the same period in 2004, on a fully tax equivalent basis, tax-exempt investment yields declined to 5.74% from 5.80%, and taxable investment yields increased to 3.94% from 3.46%, resulting in a increase in total investment yield to 4.63% from 4.27%. The investment portfolio will provide liquidity as short investments mature during 2005 and 2006.

In the nine months ended September 30, 2005, gross loans on average yielded 6.10% as compared to 5.70% for the same period in 2004. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans since 2004. By keeping the re-pricing terms of the loan portfolio short, the Company is positioned well for a rising rate environment.

As short-term rates in the market increased during 2004 and 2005, the Company held its deposit rates wherever possible in order to control its cost of funds. As this rising rate trend continues in the market, and competitive pressure has increased, the Company has begun to raise its deposit rates. For the nine months ended September 30.2005 compared to 2004, the cost of total interest bearing deposits has increased to 2.09% from 1.88%, with increases in each type of deposit category.

LIQUIDITY

The Company maintains adequate short-term assets to meet the Company’s liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2005, federal funds sold totaled $2.2 million and securities maturing in one year or less totaled $14.9 million, for a total pool of $17.1 million. The liquidity ratio as of September 30, 2005 was 26.0% as compared to 22.7% as of December 31, 2004. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and federal funds sold, by interest bearing liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio and does not anticipate a significant change in the liquidity structure of the Company. In addition, the Company maintains available lines of credit with the Federal Home Loan Bank of Atlanta and several correspondent banks.

CAPITAL RESOURCES

From December 31, 2004, to September 30, 2005, total shareholder’s equity increased to $26.6 million from $25.8 million or 3.0%. The Company’s capital resources are impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before accumulated other comprehensive income was $26.4 million on September 30, 2005, and $25.3 million on December 31, 2004. Accumulated other comprehensive income was $188 thousand at September 30, 2005, and $567 thousand at December 31, 2004, a decrease of $378 thousand or 66.8% during the nine month period.

Book value per share, basic, on September 30, 2005, compared to September 30, 2004, increased to $11.17 from $10.91, or 1.7%. Book value per share, basic, before accumulated comprehensive income on September 30, 2005, compared to September 30, 2004, grew to $11.09 from $10.55, an increase of 3.4%. Cash dividends paid for the nine months ended September 30, 2005, were $1.1 million, or $0.45 per share, compared to $1.0 million, or $0.45 per share, for the comparable period ended September 30, 2004 an increase of 4.7%. Average basic shares outstanding for the nine months ended September 30, 2005, were 2,363,115 compared to 2,334,036 for the comparable period ended September 30, 2004. The Company began a share repurchase program in August of 1999 and has continued the program into 2004. The plan authorizes a total of 115,000 shares for repurchase. A total of 1,914 shares have been repurchased at an average price of $15.16 during the nine month period ending September 30, 2005.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of September 30, 2005, the Company maintained Tier 1 capital of $23.6 million, net risk weighted assets of $235.4 million, and Tier 2 capital of $2.0 million. On September 30, 2005, the Tier 1 capital to risk weighted assets ratio was 10.0%, the total capital ratio was 10.9%, and the Tier 1 leverage ratio was 7.7%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

As of September 30, 2005, total assets increased by 0.5% for the nine month period. Total assets were $304.9 million at September 30, 2005, as compared to $303.5 million at year-end 2004. Cash and cash equivalents, which produce no income, decreased to $5.4 million on September 30, 2005, compared to $8.6 million at year-end 2004.

During the nine months ended September 30, 2005, gross loans increased by $15.2 million or 7.0%, to $230.5 million from $215.4 million at year-end 2004. The major components of this increase were construction loans, with 26.5% growth to 39.5 million, and real estate mortgage loans secured by 1-4 family residential collateral, with 3.9% growth to $124.7 million.

For the nine months ended September 30, 2005, the Company charged off loans totaling $497 thousand. For the comparable period in 2004, total loans charged off were $142 thousand. The increase in charged off loans in 2005 is primarily related to a charge off of one loan to one borrower in the amount of $291,805. The Company maintained $562 thousand of other real estate owned (“OREO”) as of September 30, 2005. As of year-end 2004, this balance was $17 thousand. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $412 thousand through the nine months ended September 30, 2005, and the allowance for loan losses as of September 30, 2005, was $2.0 million. The allowance for loan losses, as a percentage of average total loans through the nine months ended September 30, 2005 was 0.89%. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of September 30, 2005, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of September 30, 2005, $243 thousand of loans were on non-accrual status, of which $15 thousand are considered impaired. There were $1.3 million of loans on non-accrual status as of year-end 2004. On September 30, 2004, non-accrual loans totaled $1.6 million, of which $1.0 million were considered impaired. Impaired loans are those non-accrual loans that are considered commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $2.0 million on September 30, 2005, as compared to $336 thousand on September 30, 2004. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of September 30, 2005, securities available for sale at market value totaled $51.8 million as compared to $51.9 million on December 31, 2004. This represents a net decrease of $126 thousand or 0.2% for the nine months. Securities held to maturity were $440 thousand as of September 30, 2005, compared to $430 at December 31, 2004. As of September 30, 2005, the investment portfolio represented 17.1% of total assets and 18.5% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of September 30, 2005, was a net unrealized gain of $285 thousand. The corresponding accumulated adjustment to shareholders’ equity was $188 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold. Management does not anticipate the realization of net losses on investments during 2005.

As of September 30, 2005, total deposits were $261.3 million compared to $261.9 at year-end 2004. This represents a decrease in balances of $638 thousand or 0.24% during the nine months. Components of this decrease include savings and interest-bearing demand deposits, with 4.3% decline to $128.1 million, and time deposits, with 3.0% decline to $86.5 million. However, non-interest bearing deposit accounts increased by 20.0% to $46.7 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2005 and 2004 totaled $2.0 million. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $540 thousand compared to $488 thousand through nine months of 2005 versus 2004, service charges on deposit accounts which contributed $551 thousand through nine months of 2005 versus $480 thousand for the comparable period in 2004, and other service charges and fees, which contributed $727 thousand compared to $638 thousand through the nine months of 2005 and 2004, respectively. The primary component of the increase in other service charges and fees is miscellaneous VISA income. Minor contributors to the increase in other service charges and fees were improvements in collection of cashiers check and money order fees, as well as increases in ATM interchange fees. Secondary market lending fees declined to $123 thousand compared to $141 thousand through nine months of 2005 versus 2004, due mainly to reductions in refinancing activity.

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

NON-INTEREST EXPENSE

For the nine months ended September 30, 2005, compared to September 30, 2004, non-interest expenses were 7.2 million compared to 7.0 million. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the nine months ended September 30, 2005, salary and benefit expense was $3.7 million, and $3.9 million for the same period of 2004. Occupancy expense was $1.2 million through the nine months ended September 30, 2005 as compared to $1.1 million for the same period of 2004. The Company capitalized an addition to its main office building in May 2005, resulting in increased depreciation expense.

Other expenses include bank franchise taxes which totaled $146 thousand through nine months of 2005 and $169 thousand for 2004, expenses related to the Visa® program which were $342 thousand through nine months of 2005 and $300 thousand through nine months of 2004, telephone expenses which were $139 thousand for the current period and $123 thousand through nine months of 2004, and other operating expenses which totaled $1.6 million for the current period versus $1.5 million for the nine months ended September 30, 2004. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

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

There have been no repurchases of the Company’s equity securities during this three month period.

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

Bay Banks of Virginia, Inc.
(Registrant)

November 7, 2005	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(principal executive officer and principal financial officer)