Form 10-K
period 2005-12-31
BAY BANKS OF VIRGINIA INC
filed 2006-03-23
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock ($5.00 Par Value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2005, based on the closing sale price of the registrant’s common stock on June 27, 2005, was $37,921,952.

The number of shares outstanding of the registrant’s common stock as of March 17, 2006 was 2,371,466.

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

The Company had total assets of $301.8 million, deposits of $258.8 million, and shareholders equity of $26.6 million as of December 31, 2005.

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

COMPETITION

The Company’s marketplace is highly competitive. The Company is subject to competition from a variety of commercial banks and financial service companies, large national and regional financial institutions, large regional credit unions, mortgage companies, consumer finance companies, mutual funds and insurance companies. Competition for loans and deposits is affected by numerous factors, including interest rates and institutional reputation.

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

CAPITAL REQUIREMENTS

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2005 were 10.3% and 11.2%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average risk-weighted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2005, was 7.9%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from zero basis points to .27%. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank’s rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (i) the Bank Insurance Fund will be merged with the Savings Association Insurance Fund creating the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

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

GLBA established a system of functional regulation under which the federal banking agencies regulate the banking activities of financial holding companies and banks’ financial subsidiaries, the Securities and Exchange Commission (“SEC”) regulates their securities activities, and state insurance regulators will regulate their insurance activities.

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

CHECK 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives “substitute checks,” such as a digital image of a check, and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

REPORTING OBLIGATIONS UNDER SECURITIES LAWS

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the SEC. As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder by the SEC, which are aimed at improving corporate governance and reporting procedures. The Company is complying with the new rules and regulations implemented pursuant to the Sarbanes-Oxley Act and intends to comply with any applicable rules and regulations implemented in the future.

ITEM 1A: RISK FACTORS

The Company’s financial performance and stock price can be subject to a variety of risks. Following are descriptions of some of the risks management has identified.

General and local economic conditions can have an effect on the Company’s profitability.

If an economic downturn has a negative impact on household or corporate income levels, it could lead to decreased demand for either loan or deposit products and could increase the possibility of some customers’ failure to pay interest or principal on their loans.

Various regulations and statutes affect the Company’s ability to take certain actions.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by several regulatory agencies. Compliance with these regulations is costly and restricts activities such as payment of dividends, mergers and acquisitions, investments, loans, interest rates charged, interest rates paid, and locations of offices. We are also required to maintain adequate capital. The laws and regulations applicable to the banking industry can change at any time, and it is difficult to predict their effects on profitability.

Concentration of credit exposure to residential real estate can cause the Company’s profitability to be sensitive to changes in this market.

If the local residential real estate market were to experience a downturn, our ability to generate new loans could be effected. Also, if these borrowers become less able to perform the obligations of their mortgage agreements, our earnings could be negatively impacted.

Changes in the financial services industry can change the environment in which the Company competes.

In addition to the challenge of competing against other banks in attracting and retaining customers for traditional banking services, competitors also include companies who offer services that banks have not been able or allowed to offer their customers in the past. This environment is primarily a result of changes in regulation and consolidation among financial services providers.

Operational risk exposure is common to all companies.

This include reputational risk, legal and compliance risk, risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, and operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or communications systems.

The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (e.g. computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. There is also the risk that the Company’s (or its suppliers’) business continuity plans and data security systems prove inadequate.

Changes in interest rates can affect the Company’s income and cash flows.

The difference between the interest rates earned on such assets as loans and investments and the interest rates paid on such liabilities as deposits and borrowings determine, to a great extent, the Company’s levels of income and cash flow. These rates are sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve Bank). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speeds of loans, the purchase of investments, the generation of deposits, the rates received on loans and investment securities, and the rates paid on deposits or other sources of funding. The impact of these changes can be magnified if the Company does not effectively manage the relative sensitivity of its assets and liabilities to changes in market interest rates.

Changes in accounting standards can impact reported earnings.

Accounting standard setters, including the Financial Accounting Standards Board (“FASB”), the Public Company Accounting and Oversight Board (“PCAOB”), the SEC, and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be difficult to predict and can materially effect how the Company records and reports its financial condition and results of operations.

The use of estimates is required in the preparation of the Company’s financial statements.

Accounting principles generally accepted in the United States of America require management to make significant estimates, the largest of which is the allowance for loan losses. The Company cannot provide complete assurance that these estimates will not significantly change or that losses will not occur if the provided allowance(s) is not adequate. See the Critical Accounting Policies section in Item 7.

The Company’s stock is traded ‘over the counter,’ which causes it to have less liquidity.

The trading volume of our stock is low relative to larger companies. We cannot predict the effect, if any, the availability of shares of our common stock in the market will have on its market price. We can give no assurance that sales of substantial amounts of our common stock in the market would not cause the price of our common stock to decline. The market price of our common stock may fluctuate, and this may be unrelated to our financial performance. General market price declines, overall market volatility, or financial services industry price declines could adversely effect the market price of our common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties or towns in which they operate.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2005.

Corporate Headquarters:	100 South Main Street, Kilmarnock, Virginia

Bank of Lancaster:	100 South Main Street, Kilmarnock, Virginia
708 Rappahannock Drive, White Stone, Virginia
432 North Main Street, Kilmarnock, Virginia
4935 Richmond Road, Warsaw, Virginia
15648 Kings Highway, Montross, Virginia
6941 Northumberland Highway, Heathsville, Virginia
18 Sandy Street, Callao, Virginia
23 West Church Street, Kilmarnock, Virginia

Bay Trust Company:	1 North Main Street, Kilmarnock, Virginia
15648 Kings Highway, Montross, Virginia

ITEM 3: LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year-ended December 31, 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTC Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares. There were 2,385,966 shares of the Company’s stock outstanding at the close of business on December 31, 2005, which were held by 762 shareholders of record.

The following table summarizes the high and low closing sales prices and dividends declared for the two years ended December 31, 2005.

	Market Values				Declared
	2005		2004		Dividends
	High	Low	High	Low	2005	2004
First Quarter	$15.75	$14.85	$17.00	$15.25	0.155	0.15
Second Quarter	16.00	14.35	16.00	14.75	0.155	0.15
Third Quarter	15.75	14.60	15.50	14.50	0.155	0.15
Fourth Quarter	15.00	14.00	15.00	14.25	0.16	0.155

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2005. The combined plans authorize the repurchase of 180,000 shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October, 2005	—	$—	—	37,628
November, 2005	—	—	—	37,628
December, 2005	1,000	14.38	1,000	36,628

Total	1,000	$14.38	1,000

ITEM 6: SELECTED FINANCIAL DATA

Selected Financial Data

Years Ended December 31, (Dollars in Thousands, except per share data)	2005	2004	2003	2002	2001
FINANCIAL CONDITION
Total Assets	$301,821	$303,470	$290,711	$263,060	$245,594
Total Loans, net of allowance	229,656	213,350	188,451	168,442	150,253
Total Deposits	258,787	261,946	257,083	231,516	219,194
Shareholders’ Equity	26,613	25,820	25,078	24,757	22,617
Average Assets	304,722	298,825	278,887	252,001	228,412
Average Loans, net of allowance	223,941	203,509	172,923	166,313	150,193
Average Deposits	262,595	261,782	245,799	229,379	202,223
Average Equity	26,332	25,521	25,420	23,687	22,215
Average basic shares outstanding	2,367,834	2,337,788	2,313,596	2,301,364	2,310,522
Average Diluted shares outstanding	2,378,324	2,356,598	2,338,481	2,309,959	2,344,806

RESULTS OF OPERATIONS
Interest Income	$16,238	$14,085	$13,329	$14,144	$15,442
Interest Expense	5,129	4,310	4,766	5,391	7,321
Net Interest Income	11,109	9,775	8,563	8,753	8,121
Provision for Loan Losses	559	300	312	471	325
Net Interest Income after Provision	10,550	9,475	8,251	8,282	7,796
Gain/(Loss) on Sales of Investments	(4)	246	371	3	22
Non-interest Income net of Securities Gains	2,744	2,544	2,589	2,088	2,063
Non-interest Expense	9,785	9,323	8,536	7,203	7,043
Income before Taxes	3,505	2,941	2,675	3,170	2,839
Income Taxes	959	760	661	869	830
Net Income	2,547	2,181	2,013	2,301	2,009

PER SHARE DATA
Basic Earnings per share (EPS)	$1.08	$0.93	$0.87	$1.00	$0.87
Diluted Earnings per share (EPS)	1.07	0.93	0.86	0.99	0.86
Cash Dividends per share	0.625	0.605	0.57	0.50	0.47
Book Value per share	11.15	10.97	10.78	10.73	9.81

RATIOS
Total Capital to Risk Weighted Assets	11.2%	11.2%	12.1%	12.5%	13.3%
Tier 1 Capital to Risk Weighted Assets	10.3%	10.3%	11.1%	11.5%	12.3%
Leverage Ratio	7.9%	7.4%	7.3%	7.9%	8.1%
Return on Average Assets	0.8%	0.7%	0.7%	0.9%	0.9%
Return on Average Equity	9.7%	8.5%	7.9%	9.7%	9.0%
Loan Loss Reserve to Loans	0.9%	0.9%	1.0%	1.0%	1.0%
Dividends paid as a percent of Net Income	58.1%	64.8%	65.5%	50.0%	53.6%
Average Equity as a percent of Average Assets	8.6%	8.5%	9.1%	9.4%	9.7%

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of Bay Banks of Virginia, Inc., and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

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

OVERVIEW

2005 Compared to 2004

Bay Banks of Virginia, Inc. recorded earnings for 2005 of $2,546,585, or $1.08 per basic share and $1.07 per diluted share,, as compared to 2004 earnings of $2,181,360 and $0.93 per basic share and $0.93 per diluted share . This is an increase in net income of 16.7% as compared to 2004. Net interest income for 2005 increased to $11,109,370, up 13.6% as compared to $9,774,657 for 2004. Non-interest income for 2005, before net securities losses, was $2,744,036 as compared to 2004 non-interest income, before net securities gains, of $2,543,569, an increase of 7.8%. Non-interest expenses increased to $9,785,359, up 4.9% over 2004 non-interest expenses of $9,322,862.

Performance as measured by the Company’s return on average assets (“ROA”) was 0.84% for the year ended December 31, 2005 compared to 0.73% for 2004. Performance as measured by return on average equity (“ROE”) was 9.67% for the year ended December 31, 2005, compared to 8.55% for 2004.

2004 Compared to 2003

Earnings for the Company were $2,181,360 for 2004, up 8.4% as compared to 2003 earnings of $2,013,185. The 2004 basic and diluted earnings per share were $0. 93,, as compared to 2003 basic earnings per share of $0.87 and diluted earnings per share of $0.86. Net interest income was $9,774,657 for 2004 as compared to $8,562,995 for 2003, an increase of 14.1%. Non-interest income before net securities gains for 2004 was $2,543,569, down 1.7% over 2003 non-interest income before net securities gains of $2,588,894. Non-interest expenses for 2004 were $9,322,862, up 9.2% as compared to 2003 non-interest expenses of $8,536,017.

Performance as measured by the Company’s ROA was 0.73% for the year ended December 31, 2004, compared to 0.72% for 2003. Performance as measured by ROE was 8.55% for the year ended December 31, 2004, compared to 7.92% for 2003.

Return on Equity and Assets

Years Ended December 31,	2005	2004	2003
Net Income	$2,546,585	$2,181,360	$2,013,185
Average Total Assets	$304,722,476	$298,825,499	$278,887,000
Return on Assets	0.84%	0.73%	0.72%

Average Equity	$26,331,616	$25,521,263	$25,420,209
Return on Equity	9.67%	8.55%	7.92%

Dividends declared per share	$0.625	$0.605	$0.570
Average Shares Outstanding	2,367,834	2,337,788	2,313,596
Average Diluted Shares Outstanding	2,378,324	2,356,598	2,338,481
Net Income per Share	$1.08	$0.93	$0.87
Net Income per Diluted Share	$1.07	$0.93	$0.86
Dividend Payout Ratio	58.1%	64.8%	65.5%
Average Equity to Assets Ratio	8.6%	8.5%	9.1%

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

Net interest income, on a fully tax equivalent basis, which reflects the tax benefits of nontaxable interest income, was $11.5 million in 2005, $10.2 million in 2004 and $9.0 million in 2003. This represents an increase in net interest income of 12.9% for 2005 as compared to 2004 and an increase of 13.6% for 2004 compared to 2003. The interest rate spread on average earning assets compared to liabilities was 3.65%, 3.37% and 3.24 % for 2005, 2004, and 2003, respectively.

The Company’s net interest margin increased to 4.04% for 2005 as compared to 3.67% for 2004. The net interest margin was 3.53% for 2003. The yield on earning assets increased to 5.85% for 2005 as compared to 5.22% and 5.41% for years 2004 and 2003, respectively. The cost of interest bearing liabilities increased to 2.20% for 2005 as compared to 1.85% and 2.17% for years 2004 and 2003, respectively. Average earning assets increased 2.4% to $284.3 million for 2005 as compared to $277.5 million for 2004. Average earning assets were $253.6 million for 2003. Average interest bearing liabilities decreased to $233.3 million at year-end 2005 as compared to $233.5 million at year-end 2004. Average interest bearing liabilities were $220.0 million at year-end 2003.

Average Balances, Income and Expenses, Yields and Rates

(Fully taxable equivalent basis)
Years Ended December 31, (Dollars in Thousands)	2005			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
INTEREST EARNING ASSETS:
Taxable Investments	$31,201	$1,259	4.03%	$37,903	$1,338	3.53%	$32,269	$1,578	4.89%
Tax-Exempt Investments (1)	19,751	1,135	5.74%	20,356	1,176	5.78%	19,335	1,159	6.00%

Total Investments	50,952	2,394	4.70%	58,259	2,514	4.31%	51,604	2,737	5.30%

Gross Loans (2)	226,042	14,000	6.19%	205,473	11,787	5.74%	174,715	10,694	6.12%
Interest-bearing Deposits	118	5	4.26%	123	2	1.42%	162	1	0.46%
Fed Funds Sold	7,239	225	3.11%	13,682	183	1.34%	27,120	291	1.07%

Total Interest Earning Assets	$284,351	$16,624	5.85%	$277,537	$14,486	5.22%	$253,601	$13,723	5.41%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$65,877	$1,395	2.12%	$66,724	$1,031	1.55%	$62,258	$1,056	1.70%
NOW Deposits	47,638	272	0.57%	46,248	230	0.50%	41,582	307	0.74%
Time Deposits => $100,000	30,101	1,056	3.51%	31,051	989	3.19%	27,187	971	3.57%
Time Deposits < $100,000	58,766	1,926	3.28%	62,616	1,922	3.07%	67,169	2,238	3.33%
Money Market Deposit Accounts	16,481	104	0.63%	17,014	62	0.36%	16,650	143	0.86%

Total Deposits	$218,863	$4,753	2.17%	$223,653	$4,234	1.89%	$214,846	$4,715	2.19%

Fed Funds Purchased	$374	$16	3.90%	$3	$—	1.00%	$—	$—	0.00%
Securities Sold Under Repurchase Agreements	5,092	110	2.16%	5,105	26	0.51%	5,128	51	1.00%
FHLB Advance	8,993	250	2.78%	4,754	50	1.05%	—	—	0.00%

Total Interest-Bearing Liabilities	$233,322	$5,129	2.20%	$233,515	$4,310	1.85%	$219,974	$4,766	2.17%

Net Yield on Earning Assets		$11,495	4.04%		$10,176	3.67%		$8,957	3.53%
Net Interest Rate Spread			3.65%			3.37%			3.24%

Notes:

(1)	- Income and yield is tax-equivalent assuming a federal tax rate of 34%
(2)	- Includes Visa credit card program and nonaccrual loans.

Although loan balances increased 7.6% from year-end 2004 to year-end 2005, the Company’s balance sheet decreased 0.5% during 2005, and year-end deposits decreased 1.2% Loan growth was primarily composed of single-family residential adjustable-rate mortgages. Total deposit balances decreased mainly due to savings and interest-bearing demand deposits, which decreased 7.8% . The Company remains slightly asset sensitive, which is favorable in a rising rate environment because assets will re-price faster than liabilities. The Company has realized the benefit of asset sensitivity as short-term interest rates increased during 2005.

The marketplace continues to experience good levels of sales of existing homes and new construction. The Company has remained competitive in its loan pricing, but has systematically been able to increase loan offering rates as the marketplace allows.

During 2005, the Company was able to minimize increases in interest expense through increases in balances of non-interest bearing deposits, and by lagging deposit rate increases as long as possible, even in the environment of rising rates. Non-interest bearing deposits grew by 9.7% as compared to year-end 2004 and savings and interest bearing deposit accounts declined by 7.8%. Controlling the pressure on deposit rates, and increased loan volume, provided an additional $1.3 million in net interest income.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31, (Dollars in Thousands)	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to Changes in:			Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Taxable investments	$(254)	$175	$(79)	$246	$(486)	$(240)
Tax-exempt investments	(33)	(8)	(41)	60	(43)	17
Gross loans	1,199	1,014	2,213	1,796	(703)	1,093
Interest-bearing deposits	—	3	3	—	1	1
Federal funds sold	(119)	161	42	(168)	60	(108)

Total earning assets	$793	$1,345	$2,138	$1,934	$(1,171)	$763

Interest-Bearing Liabilities:
NOW checking	$8	$34	$42	$32	$(109)	$(77)
Savings deposits	(13)	377	364	73	(98)	(25)
Money market accounts	(2)	44	42	3	(84)	(81)
Certificates of deposit < $100,000	(122)	126	4	(147)	(162)	(309)
Certificates of deposit >= $100,000	(31)	98	67	129	(111)	18
Federal funds purchased	16	—	16	—	—	—
Securities sold under repurchase agreements	—	84	84	—	(25)	(25)
FHLB advances	71	129	200	50	—	50

Total interest-bearing liabilities	$(73)	$892	$819	$140	$(589)	$(449)

Change in net interest income	$866	$453	$1,319	$1,794	$(582)	$1,212

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

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

Change in Prime Rate	% Change in Net Interest Income
+ 200 basis points	6.37%
Flat	0
- 200 basis points	-4.12%

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same magnitude as the prices of goods and services. However, inflation does have an effect on non-interest expenses, which tend to rise during periods of general inflation. The values of real estate held as collateral by the Company for loans and foreclosed property can be affected by inflation or changing prices due to market conditions.

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

Change in Prime Rate	Economic Value of Equity (Dollars in Thousands)	Change in Economic Value of Equity (Dollars in Thousands)
+ 200 basis points	$58,051	$2,034
+100 basis points	57,504	1,487
Flat	56,017	0
- 100 basis points	53,516	-2,500
-200 basis points	50,433	-5,584

Non-Interest Income

Total non-interest income decreased to $2.7 million in 2005 as compared to $2.8 million in 2004, a reduction of 1.8%. Non-interest income in 2003 was $3.0 million. The decrease in non-interest income was due mainly to declines in gains on sales of securities. However, non-interest income shows an increase when gains and losses on securities sales is removed. This increase was driven mainly by increases in other service charges and fees, which increased by $69 thousand to $954 thousand in 2005 from $885 thousand in 2004. The largest component of other service charges and fees is non-interest VISA income, which increased 17.5% to $583 thousand in 2005 from $497 thousand in 2004. Fiduciary income and service charges and fees on deposit accounts also increased, by $57 thousand and $63 thousand for 2005 and 2004, respectively. Gains on sale of other real estate are dependent upon the volume and nature of the properties that the Company buys back through foreclosure.

Secondary market lending fees declined during 2005. These fees are generated when a loan is sold into the secondary market. When the Bank is evaluating a potential loan, many factors influence the determination of whether that loan will be sold or held in the Bank’s own portfolio, including the size of the desired loan, the term, the rate, and the structure. The Bank originates both secondary and portfolio loans. Loans are sold into the secondary market both with servicing retained and released.

Non-Interest Expense

During 2005, total non-interest expenses increased 4.9%, to $9.8 million from $9.3 million in 2004, and $8.5 million in 2003. Non-interest expenses are comprised of salaries and benefits, occupancy expense, state bank franchise tax, Visa program expense, telephone expense and other operating expenses.

Salary and benefit expense continues to be the major component of non-interest expenses. Salary and benefits expense decreased 1.9% to $5.0 million in 2005, as compared to $5.1 million in 2004 and $4.4 million in 2003.

Occupancy expense increased 22.3% to $1.7 million during 2005 as compared to $1.4 million in 2004 and 2003. This was due to increases in depreciation and furniture fixtures and equipment purchases related to the construction of the addition to the Company’s home office building. State bank franchise tax expense increased 8.0% to $218 thousand as compared to $202 thousand for 2004. Expenses related to the Visa program increased by 10.0% to $464 thousand as compared to $422 thousand for 2004. However, when considering the non-interest income generated by the VISA program, it is making a net positive contribution. Telephone expense increased 10.9% to $185 thousand as compared to $167 thousand for 2004. Other expense increased by 8.4%, to $2.2 million, as compared to 2004. Management continues its program of identifying variable expenses that can be reduced or eliminated.

Income Taxes

Income tax expense in 2005 was $959 thousand, $760 thousand in 2004 and $661 thousand in 2003. Income tax expense corresponds to an effective rate of 27.4%, 25.8% and 24.7% for the three years ended December 31, 2005, 2004, and 2003, respectively. Note 12 to the Consolidated Financial Statements provides a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 12 to the Consolidated Financial Statements is information regarding deferred taxes for 2005, 2004, and 2003.

Loans

Loan production remained strong during 2005. During 2005, as shown below, loans increased by 7.8% to $230.8 million as compared to 2004 balances of $214.1 million. Loans secured by real estate represent the largest category, comprising 85.3% of the loan portfolio at December 31, 2005. Of these balances, 1-4 family residential was 53.5% of total loans, down from 56.1% at year-end 2004. Commercial loan balances increased 5.3% to $22.7 million from $21.5 million at year-end 2004. Commercial loan balances were 9.8% of total loans at year-end 2005 as compared to 10.1% at year-end 2004. Consumer installment and other loans decreased 0.8% to $11.2 million from $11.3 million at year-end 2004.

Types of Loans

Years ended December 31, (Thousands)	2005	2004	2003	2002	2001
Commercial	$22,668	$21,519	$24,819	$16,763	$11,399
Real Estate – Construction	40,999	31,184	24,959	19,131	13,914
Real Estate – Mortgage	155,949	150,129	127,576	121,213	115,029
Installment and Other	11,176	11,266	11,602	11,795	10,560

Total	$230,792	$214,098	$188,957	$168,902	$150,903

Notes:

Deferred loan costs and fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

as of December 31, 2005

	One Year or Less		One to Five Years		Over Five Years
(Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial	$2,570	$15,934	$2,469	$0	$1,695	$0
Real Estate – Construction	3,547	5,890	13,544	716	17,302	0
Real Estate – Mortgage	3,785	63,908	11,384	64,819	11,997	56
Installment and Other	3,475	1,864	5,590	0	247	0

Totals	$13,377	$87,596	$32,987	$65,535	$31,241	$56

Notes:

Loans with immediate repricing are shown in the ‘One Year or Less’ category.

Variable rate loans are categorized based on their next repricing date.

Asset Quality-Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the required amount of provision. A loan-by-loan review is conducted on all classified loans. Inherent losses on these individual loans are determined and these losses are compared to historical loss data for each loan type. Management then reviews the various analyses and determines the appropriate allowance. As of December 31, 2005, management considered the allowance for loan losses to be a reasonable estimate of potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31, (Thousands)	2005	2004	2003	2002	2001
Balance, beginning of period	$2,032	$1,902	$1,697	$1,493	$1,370

Loans charged off:
Commercial	$0	$(4)	$(11)	$(203)	$(62)
Real estate – construction	0	0	0	0	0
Real estate – mortgage	(289)	(49)	(12)	(22)	(42)
Installment & Other (including Visa program)	(228)	(139)	(97)	(64)	(117)

Total loans charged off	$(517)	$(202)	$(120)	$(289)	$(221)

Recoveries of loans previously charged off:
Commercial	$0	$10	$0	$4	$0
Real estate – construction	0	0	0	0	0
Real estate – mortgage	0	1	0	1	0
Installment & Other (including Visa program)	83	21	13	17	19

Total recoveries	$83	$32	$13	$22	$19

Net charge offs	$(434)	$(170)	$(107)	$(267)	$(202)

Provision for loan losses	$559	$300	$312	$471	$325

Balance, end of period	$2,157	$2,032	$1,902	$1,697	$1,493

Average loans outstanding during the period	$226,042	$205,473	$174,715	$159,951	$151,668
Ratio of net charge-offs during the period to average loans outstanding during the period	0.19%	0.08%	0.06%	0.17%	0.13%

Management maintains a list of loans which have a potential weakness that may need special attention. Such loans are monitored and used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2005, the allowance for loan losses was $2.1 million or 0.9% of total loans as compared to $2.0 million or 0.9% for 2004.

Allocation of the Allowance for Loan Losses

Years Ended December 31, (Thousands)	2005		2004		2003		2002		2001
	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio
Commercial	$1,313	9.8%	$1,186	10.1%	$924	13.1%	$822	9.9%	$237	7.5%
Real estate - construction	71	17.8%	108	14.6%	83	13.2%	73	11.2%	21	9.2%
Real estate - mortgage	532	67.6%	563	70.1%	675	67.5%	674	71.2%	1,032	75.8%
Installment and Other	241	4.8%	175	5.2%	220	6.2%	128	7.7%	203	7.5%

Total	$2,157	100.0%	$2,032	100.0%	$1,902	100.0%	$1,697	100.0%	$1,493	100.0%

Nonperforming Assets

As of December 31, 2005, loans upon which the accrual of interest had been discontinued were $251 thousand. Loans upon which the accrual of interest had been discontinued at year-end 2004 were $1.3 million. Potential problem loans totaled approximately $2.7 million on December 31, 2005, compared to approximately $2.4 million on December 31, 2004. Other real estate owned, including foreclosed property, at year-end 2005, was $562 thousand as compared to $17 thousand for 2004. This increase is due to a single commercial real estate property. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Management expects no losses on the sale of other real estate owned.

Non-Performing Assets

Years ended December 31, (Dollars in Thousands)	2005	2004	2003	2002	2001
Non-accrual Loans	$251	$1,321	$1,434	$268	$163
Restructured Loans	—	—	—	—	—
Foreclosed Properties	562	17	77	580	614

Total Non-performing Assets	$813	$1,338	$1,511	$848	$777

Loans past due 90+ days as to principal or interest payments & accruing interest	$576	$314	$982	$673	$825
Allowance for Loan Losses	$2,157	$2,032	$1,902	$1,697	$1,493
Non-Performing Assets to Total Loans and OREO	0.4%	0.6%	0.8%	0.5%	0.5%
Allowance to Total Loans and OREO	0.9%	0.9%	1.0%	1.0%	1.0%
Allowance to Non-Performing Assets	2.65%	1.52%	1.26%	2.00%	1.92%

Securities

As of December 31, 2005, investment securities totaled $46.2 million, a decrease of 11.8% as compared to 2004 year-end balances of $52.3 million. As an alternative to Federal Funds Sold the Company held $5.5 million in auction rate securities at December 31, 2005. The reduction in the investment portfolio balance was due mainly to sales of auction rate securities, calls of agency and municipal securities, and sales of some corporate and other securities.

Investments by Type

Years Ended December 31, (Book Values in Thousands)	2005	2004	2003
U.S. Government Agencies	$12,271	$12,179	$20,644
State and Municipal Obligations	31,131	30,535	36,499
Other Securities	2,910	8,773	7,889

Total	$46,312	$51,487	$65,032

Securities available for sale are carried at fair market value, with after-tax market value gains or losses disclosed as an “unrealized” component of shareholder’s equity entitled “Accumulated other comprehensive income (loss).” Also known as unrealized gains or losses on investments, other comprehensive income is impacted by rising or falling interest rates. As the market value of a fixed income investment will increase as interest rates fall, it will also decline as interest rates rise. The after tax unrealized gains or losses are recorded as other comprehensive income (loss) in the equity of the Company, but have no impact on earnings until such time as the investment is sold, or ‘realized.’ As of December 31, 2005, the Company had accumulated other comprehensive losses of $93 thousand as compared to $567 thousand accumulated other comprehensive income at year-end 2004.

The Company seeks to diversify its portfolio to minimize risk and to maintain a majority of its portfolio in securities issued by states and political subdivisions due to the tax benefits such securities provide. The Company owns no derivatives, and participates in no hedging activities.

Investment Maturities and Average Yields

As of December 31, 2005

(Dollars inThousands)	One Year or Less Or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years	Total
U.S. Government Agencies:
Book Value	$1,820	$7,667	$2,784	$0	$12,271
Market Value	$1,804	$7,511	$2,708	$0	$12,023
Weighted average yield	2.89%	4.00%	4.36%	0.00%	3.92%
States & Municipal Obligations:
Book Value	$7,014	$12,730	$10,893	$494	$31,131
Market Value	$7,023	$12,865	$10,789	$487	$31,164
Weighted average yield	6.18%	5.64%	5.15%	5.27%	5.58%
Other Securities:
Book Value	$0	$2,592	$0	$318	$2,910
Market Value	$0	$2,657	$0	$318	$2,975
Weighted average yield	0.00%	5.13%	0.00%	4.93%	5.11%
Total Securities:
Book Value	$8,834	$22,989	$13,677	$812	$46,312
Market Value	$8,827	$23,033	$13,497	$805	$46,162
Weighted average yield	5.50%	5.04%	4.99%	5.14%	5.11%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Average yields on securities held for sale are based on amortized cost.

Deposits

As of December 31, 2005, total deposits decreased to $258.8 million as compared to year-end 2004 deposits of $261.9 million, which is probably because the Company lagged deposit rate increases as long as possible in an environment of rising rates. However, non-interest bearing demand deposits increased 9.7% to $42.7 million during 2005 from $38.9 million at year-end 2004. Savings and interest bearing transaction account balances decreased 7.7% to $123.6 million from $133.9 million at year-end 2004. Time deposits increased 3.8% to $92.6 million from $89.2 million at year-end 2004.

Average Deposits & Rates

Years Ended December 31, (Thousands)	2005		2004		2003
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$43,732	0.00%	$38,129	0.00%	$30,953	0.00%

Interest bearing Deposits:
NOW Accounts	$47,638	0.57%	$46,248	0.50%	$41,582	0.74%
Regular Savings	65,877	2.12%	66,724	1.55%	62,258	1.70%
Money Market Deposit Accounts	16,481	0.63%	17,014	0.36%	16,650	0.86%
Time Deposits:
CD’s $100,000 or more	30,101	3.51%	31,051	3.19%	27,187	3.57%
CD’s less than $100,000	58,766	3.28%	62,616	3.07%	67,169	3.33%

Total Interest bearing Deposits	$218,863	2.17%	$223,653	1.89%	$214,846	2.19%

Total Average Deposits	$262,595	1.81%	$261,782	1.62%	$245,799	1.92%

Maturity Schedule of Time Deposits of $100,000 and over

Years Ended December 31, (Thousands)	2005	2004	2003
3 months or less	$1,112	$1,864	$3,221
3-6 months	537	1,733	2,843
6-12 months	10,144	3,917	3,632
Over 12 months	18,341	22,050	22,019

Totals	$30,134	$29,564	$31,716

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

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Asset ratio of 8.0%, a Tier 1 Capital to Risk Weighted Asset ratio of 4.0% and a Tier 1 Capital to Adjusted Average Asset ratio (Leverage ratio) of 4.0%. As of December 31, 2005, the Company maintained these ratios at 11.2%, 10.3%, and 7.9%, respectively. At year -end 2004, these ratios were 11.2%, 10.3%, and 7.4%, respectively.

Total capital, before accumulated other comprehensive income, increased 5.7% to $26.7 million as of year- end 2005 as compared to $25.3 million at year-end 2004. Accumulated other comprehensive loss was $92.6 thousand at year-end 2005, down 116.3% from a gain of $567 thousand at year-end 2004. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of unrealized gains and losses at the end of a given accounting period.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, Federal Funds Sold, investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. Management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2005, liquid assets totaled $40.2 million or 13.3% of total assets. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains Federal Funds lines with regional banks totaling approximately $16.8 million. In addition, the subsidiary Bank has a line of credit with the Federal Home Loan Bank of Atlanta of approximately $30.0 million, with $20.0 million available.

The impact of contractual obligations is limited to one FHLB advance for $10 million, which matures in May of 2010.

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

Off Balance Sheet Arrangements

December 31, (Dollars in Thousands)	2005	2004
Total Loan Commitments Outstanding	$42,844	$42,232
Standy-by Letters of Commitment	862	522

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and due from banks	$5,213,462	$8,572,672
Interest-bearing deposits	108,403	104,949
Federal funds sold	4,138,806	13,989,278
Securities available for sale, at fair value	45,728,286	51,916,490
Securities held to maturity at amortized cost (fair value, $434,155 and $426,320)	443,243	429,815
Loans, net of allowance for loan losses of $2,157,716 and $2,032,185	229,655,864	213,350,454
Premises and equipment, net	9,966,200	9,086,442
Accrued interest receivable	1,320,101	1,163,976
Other real estate owned	561,745	16,601
Core deposit intangible	2,807,842	2,807,842
Other assets	876,590	2,031,067

Total assets	$301,820,542	$303,469,586

LIABILITIES
Noninterest-bearing deposits	$42,664,536	$38,877,338
Savings and interest-bearing demand deposits	123,557,342	133,887,530
Time deposits	92,564,678	89,181,113

Total deposits	$258,786,556	$261,945,981

Securities sold under repurchase agreements	5,048,450	6,342,456
Federal Home Loan Bank advances	10,000,000	7,500,000
Other liabilities	1,372,563	1,861,627

Total liabilities	$275,207,569	$277,650,064

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; Authorized - 5,000,000 shares;
Outstanding - 2,385,966 and 2,354,187 shares, respectively)	$11,929,830	$11,770,937
Additional paid-in capital	4,849,436	4,621,295
Retained Earnings	9,926,321	8,860,506
Accumulated other comprehensive income/(loss), net	(92,614)	566,784

Total shareholders’ equity	$26,612,973	$25,819,522

Total liabilities and shareholders’ equity	$301,820,542	$303,469,586

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest Income
Loans, including fees	$14,000,190	$11,786,878	$10,694,171
Securities:
Taxable	1,263,562	1,339,455	1,578,987
Tax-exempt	748,849	776,149	765,126
Federal funds sold	225,293	182,669	291,172

Total interest income	16,237,894	14,085,151	13,329,456

Interest Expense
Deposits	4,753,448	4,234,460	4,715,282
Federal funds purchased	15,762	162	—
Securities sold under repurchase agreements	109,753	25,980	51,179
FHLB advances	249,561	49,892	—

Total interest expense	5,128,524	4,310,494	4,766,461

Net Interest Income	11,109,370	9,774,657	8,562,995
Provision for loan losses	559,068	300,000	312,000

Net interest income after provision for loan losses	10,550,302	9,474,657	8,250,995

Non-interest Income
Income from fiduciary activities	722,133	664,806	621,546
Service charges and fees on deposit accounts	731,833	669,029	598,666
Other service charges and fees	953,969	884,840	663,169
Secondary market lending fees	163,362	184,048	362,813
Securities gains/(losses)	(3,701)	246,010	370,728
Other real estate gains	10,581	13,958	191,959
Other income	162,158	126,888	150,741

Total non-interest income	2,740,335	2,789,579	2,959,622

Non-interest Expense
Salaries and employee benefits	5,022,866	5,119,549	4,382,830
Occupancy expense	1,717,148	1,403,372	1,359,399
Bank franchise tax	218,255	201,910	212,449
Visa expense	464,033	421,745	369,384
Telephone expense	185,916	167,636	186,911
Other expense	2,177,141	2,008,650	2,025,044

Total non-interest expense	9,785,359	9,322,862	8,536,017

Net income before income taxes	3,505,278	2,941,374	2,674,600

Income tax expense	958,693	760,014	661,415

Net Income	$2,546,585	$2,181,360	$2,013,185

Basic Earnings Per Share
Average basic shares outstanding	2,367,834	2,337,788	2,313,596
Earnings per share, basic	$1.08	$0.93	$0.87

Diluted Earnings Per Share
Average diluted shares outstanding	2,378,324	2,356,598	2,338,481
Earnings per share, diluted	$1.07	$0.93	$0.86

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2002	$11,536,800	$4,080,693	$7,514,790	$1,624,516	$24,756,799

Comprehensive Income:
Net Income	—	—	2,013,185	—	2,013,185
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($213,980)				(415,375)	(415,375)
Reclassification adjustment for securities gains included in net income, net of taxes of ($126,048)				(244,680)	(244,680)

Total comprehensive income					1,353,130
Cash dividends paid —$0.57 per share	—	—	(1,318,104)	—	(1,318,104)
Stock repurchases	(34,750)	(11,350)	(63,258)	—	(109,358)
Sale of common stock:
Dividends Reinvested	123,351	264,836	—	—	388,187
Stock Options exercised	5,000	2,750	—	—	7,750

Balance at December 31, 2003	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404

Comprehensive Income:
Net Income	—	—	2,181,360	—	2,181,360
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($121,220)				(235,310)	(235,310)
Reclassification adjustment for securities gains included in net income, net of taxes of ($83,644)				(162,367)	(162,367)

Total comprehensive income					1,783,683
Cash dividends paid —$0.605 per share	—	—	(1,414,327)	—	(1,414,327)
Stock repurchases	(17,250)	(6,432)	(28,963)	—	(52,645)
Sale of common stock:
Dividends Reinvested	132,891	267,346	—	—	400,237
Stock Options exercised	24,895	23,452	(24,177)	—	24,170

Balance at December 31, 2004	$11,770,937	$4,621,295	$8,860,506	$566,784	$25,819,522

Comprehensive Income:
Net Income	—	—	2,546,585	—	2,546,585
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($340,948)				(661,841)	(661,841)
Reclassification adjustment for securities losses included in net income, net of taxes of $1,258				2,443	2,443

Total comprehensive income					1,887,187
Cash dividends paid —$0.625 per share	—	—	(1,480,770)	—	(1,480,770)
Stock repurchases	(14,570)	(28,814)	—	—	(43,384)
Sale of common stock:
Dividends Reinvested	112,733	229,285	—	—	342,018
Stock Options exercised	60,730	27,670	—	—	88,400

Balance at December 31, 2005	$11,929,830	$4,849,436	$9,926,321	$(92,614)	$26,612,973

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash Flows From Operating Activities
Net Income	$2,546,585	$2,181,360	$2,013,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	849,979	770,720	701,317
Net amortization and accretion of securities	26,534	(46,387)	(38,054)
Provision for loan losses	559,068	300,000	312,000
Net securities (gains)/losses	3,701	(246,010)	(370,728)
Gain on sale of other real estate owned	(10,581)	(13,958)	(191,959)
Deferred income taxes	(125,383)	(21,911)	251,178
(Increase) / decrease in accrued income and other assets	(2,298)	(497,657)	398,607
Increase / (decrease) in other liabilities	(23,991)	17,976	(146,128)

Net cash provided by operating activities	3,823,614	2,444,133	2,929,418

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	1,183,377	3,612,682	6,126,479
Proceeds from sales of available-for-sale securities	7,239,500	29,345,288	17,583,327
Purchases of available-for-sale securities	(3,277,424)	(19,120,688)	(40,643,573)
(Increase) / decrease in interest bearing deposits	(3,454)	(2,081)	56,862
(Increase) / decrease in Federal funds sold	9,850,472	(81,753)	6,071,163
Loan originations and principal collections, net	(17,420,548)	(25,199,501)	(20,387,529)
Purchases of premises and equipment	(1,729,087)	(1,445,386)	(1,144,625)
Proceeds from sale of other real estate owned	21,507	73,871	762,344

Net cash (used in) investing activities	(4,135,657)	(12,817,568)	(31,575,552)

Cash Flows From Financing Activities
Net increase / (decrease) in demand, savings, and other interest-bearing deposits	(6,542,990)	12,347,178	20,264,297
Net increase / (decrease) in time deposits	3,383,565	(7,484,391)	5,302,715
Net increase / (decrease) in securities sold under repurchase agreements	(1,294,006)	(136,145)	1,996,837
Increase in FHLB advances	2,500,000	7,500,000	—
Proceeds from issuance of common stock	430,418	424,407	395,937
Dividends paid	(1,480,770)	(1,414,327)	(1,318,104)
Repurchase of common stock	(43,384)	(52,645)	(109,358)

Net cash (used in) / provided by financing activities	(3,047,167)	11,184,077	26,532,324

Net increase / (decrease) in cash and due from banks	(3,359,210)	810,642	(2,113,810)

Cash and due from banks at beginning of period	8,572,672	7,762,030	9,875,840

Cash and due from banks at end of period	$5,213,462	$8,572,672	$7,762,030

Supplemental Disclosures:
Interest paid	$5,108,832	$4,310,795	$4,835,012

Income taxes paid	1,091,464	560,000	662,129

Unrealized loss on investment securities	(999,088)	(602,541)	(1,000,083)

Loans transferred to other real estate owned	556,070	69,424	65,113

See Notes to Consolidated Financial Statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Principles of consolidation. The consolidated financial statements of Bay Banks of Virginia, Inc. (the “Company”), include the accounts of Bay Banks of Virginia, Inc. and its subsidiaries, Bank of Lancaster, and Bay Trust Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

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

Securities sold under repurchase agreements. Securities sold under repurchase agreements, which are classified as secured borrowings, generally mature within one year from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company is required to provide collateral based on the fair value of the underlying securities.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts as follows:

Years Ended December 31,	2005	2004	2003
Net income, as reported	$2,546,585	$2,181,360	$2,013,185

Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(30,351)	(26,205)	(89,199)

Pro forma net income	$2,516,234	$2,155,155	$1,923,986

Earnings per share:
Basic - as reported	$1.08	$0.93	$0.87
Basic - pro forma	$1.06	$0.92	$0.83
Diluted - as reported	$1.07	$0.93	$0.86
Diluted - pro forma	$1.06	$0.91	$0.82

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the 2005 grants were a risk free rate of 4.24%, volatility of 8.61%, a dividend yield of 2.92%, and an expected life of ten years. The assumptions used for the 2004 grants were a risk free rate of 4.24%, volatility of 8.98%, a dividend yield of 2.75%, and an expected life of ten years. The assumptions used for the 2003 grants were a risk free rate of 3.80%, volatility of 9.52%, a dividend yield of 2.58%, and an expected life of ten years.

Recent Accounting Pronouncements. In November 2005, the FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the FASB issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Company does not anticipate this statement will have a material effect on its financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

Note 2. Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the financial statements relating to the purchase of five branches. The balance of the intangibles at December 31, 2005, as reflected on the consolidated balance sheet was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses and therefore discontinued amortization, effective January 1, 2002, in accordance with Statement of Financial Accounting Standard No. 142. The core deposit intangibles balance is tested for impairment at least annually. Based on the testing, there were no impairment charges in 2005, 2004, or 2003.

Note 3. Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio at December 31, was as follows:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$12,270,642	$4,336	$(251,563)	$12,023,415
State and municipal obligations	30,687,331	279,400	(236,528)	30,730,203
Corporate Bonds	1,537,938	64,030	—	1,601,968
Restricted Securities	1,372,700	—	—	1,372,700

Total	$45,868,611	$347,766	$(488,091)	$45,728,286

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$12,178,591	$25,767	$(85,636)	$12,118,722
State and municipal obligations	30,105,661	773,164	(45,322)	30,833,503
Corporate Bonds	7,539,474	190,791	—	7,730,265
Restricted Securities	1,234,000	—	—	1,234,000

Total	$51,057,726	$989,722	$(130,958)	$51,916,490

The aggregate amortized cost and fair values of the held to maturity securities portfolio at December 31, 2005 and 2004, was as follows:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$443,243	$—	$(9,088)	$434,155

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$429,815	$—	$(3,495)	$426,320

Gross realized gains and gross realized losses on sales of securities were as follows:

Years ended December 31,	2005	2004	2003
Gross realized gains	$14,347	$246,345	$370,728
Gross realized losses	(18,048)	335	—

Net realized gains/(losses)	$(3,701)	$246,010	$370,728

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2005 are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$8,834,438	$8,826,925
Due after one year through five years	21,933,400	21,978,961
Due after five through ten years	13,677,406	13,497,596
Due after ten years	493,910	486,259
Restricted securities	1,372,700	1,372,700

Total	$46,311,854	$46,162,441

Securities with a market value of $11,651,583 and $11,877,145 at December 31, 2005 and 2004, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2005 and 2004, by duration of the unrealized loss, are shown as follows. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. The unrealized loss positions at December 31, 2005 and 2004 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions at 2005 year-end included 25 federal agencies and 43 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$3,432,253	$58,478	$7,887,867	$193,085	$11,320,120	$251,563
States and municipal obligations	8,847,041	144,698	3,025,121	100,918	11,872,162	245,616

Total temporarily impaired securities	$12,279,294	$203,176	$10,912,988	$294,003	$23,192,282	$497,179

	Less than 12 months		12 months or more		Total
December 31, 2004	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$7,907,795	$53,196	$1,652,560	$32,440	$9,560,355	$85,636
States and municipal obligations	4,715,650	36,936	552,331	11,881	5,267,981	48,817

Total temporarily impaired securities	$12,623,445	$90,132	$2,204,891	$44,321	$14,828,336	$134,453

Note 4. Loans

The following is a summary of the balances of loans:

December 31,	2005	2004
Mortgage loans on real estate:
Construction	$40,998,818	$31,184,514
Secured by farmland	1,329,479	2,017,226
Secured by 1-4 family residential	123,573,952	120,060,032
Other real estate loans	31,045,731	28,050,397
Commercial and industrial loans (not secured by real estate)	22,668,129	21,519,358
Consumer installment loans	10,580,279	9,897,965
All other loans	595,920	1,368,180
Net deferred loan costs and fees	1,021,272	1,284,967

Total loans	$231,813,580	$215,382,639
Allowance for loan losses	(2,157,716)	(2,032,185)

Loans, net	$229,655,864	$213,350,454

Note 5. Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	2005	2004	2003
Balance, beginning of year	$2,032,185	$1,901,576	$1,696,914
Provision for loan losses	559,068	300,000	312,000
Recoveries	83,367	31,874	13,032
Loans charged off	(516,904)	(201,265)	(120,370)

Balance, end of year	$2,157,716	$2,032,185	$1,901,576

Information about impaired loans is as follows:
	2005	2004
Impaired loans for which an allowance has been provided	$14,188	$979,701
Allowance provided for impaired loans, included in the allowance for loan losses	$14,188	$572,930

Average balance impaired loans	$655,279	$983,541

Interest income recognized	$19,388	$3

At December 31, 2005 and 2004, non-accrual loans excluded from impaired loan disclosure under FASB No. 114 totaled $236,570 and $341,001, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $13,313 in 2005 and $71,704 in 2004.

Note 6. Premises and Equipment, net

Components of premises and equipment included in the consolidated balance sheets at December 31, 2005 and 2004, were as follows:

	2005	2004
Land and improvements	$989,855	$734,430
Buildings and improvements	8,375,084	7,086,141
Furniture and equipment	7,640,381	7,477,309

Total cost	$17,005,320	$15,297,880
Less accumulated amortization and depreciation	(7,039,120)	(6,211,438)

Premises and equipment, net	$9,966,200	$9,086,442

Amortization and depreciation expense for the years ended December 31, 2005, 2004 and 2003 totaled $849,979, $770,720 and $701,317, respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $30,133,949 and $29,563,261 respectively.

At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$42,225,379
2007	13,085,983
2008	17,520,862
2009	1,995,181
2010	17,731,563
Thereafter	5,710

$92,564,678

At December 31, 2005 and 2004, overdraft demand deposits reclassified to loans totaled $25,397 and $40,524 respectively.

Note 8. Employee Benefit Plans

The following tables provide the reconciliation of changes in the benefit obligations and fair value of assets and a statement of funded status for the pension plan and postretirement plan of the Company.

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Change in benefit obligation
Benefit obligation, beginning of year	$3,297,737	$2,557,250	$1,940,693	$550,636	$515,383	$576,206
Service cost	305,389	237,011	187,941	17,017	15,316	13,180
Interest cost	197,786	166,221	135,849	33,373	32,609	39,117
Actuarial (gain) / loss	(67,723)	409,503	297,493	(19,841)	9,582	(91,153)
Benefit payments	(193,276)	(72,248)	(4,726)	(21,288)	(22,254)	(21,967)

Benefit obligation, end of year	$3,539,913	$3,297,737	$2,557,250	$559,897	$550,636	$515,383

Change in plan assets
Fair value of plan assets, beginning of year	$2,656,552	$1,472,804	$1,098,955	$—	$—	$—
Actual return on plan assets	297,340	159,928	178,794	—	—	—
Employer contributions	148,928	1,096,068	199,781	21,288	22,254	21,967
Benefits payments	(193,276)	(72,248)	(4,726)	(21,288)	(22,254)	(21,967)

Fair value of plan assets, end of year	$2,909,544	$2,656,552	1,472,804	—	—	—

Funded Status
Funded status	$(630,369)	$(641,185)	$(1,084,446)	$(559,897)	$(550,636)	$(515,383)
Unrecognized prior service cost	57,874	74,246	90,618	—	—	—
Unrecognized transition (asset) / obligation	—	—	—	23,304	26,217	29,130
Unrecognized actuarial loss	1,179,603	1,410,099	1,071,063	222,930	255,925	266,343

(Accrued) / prepaid benefit cost	$607,108	$843,160	$77,235	$(313,663)	$(268,494)	$(219,910)

Weighted-average assumptions as of December 31:
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Components of net periodic benefit cost
Service cost	$305,389	$237,011	$187,941	$17,017	$15,316	$13,180
Interest cost	197,786	166,221	135,849	33,373	32,609	39,117
Expected return on plan assets	(198,116)	(134,758)	(108,177)	—	—	—
Recognized net actuarial loss	63,549	45,297	40,632	13,154	20,000	30,537
Amortization of prior service cost	16,372	16,372	16,372	—	—	—
Amortization of transition obligation	—	—	(18,311)	2,913	2,913	2,913

Net periodic benefit cost	$384,980	$330,143	$254,306	$66,457	$70,838	$85,747

The accumulated benefit obligation for the defined benefit pension plan was $2,125,816, $1,855,516, and $1,441,461 at December 31, 2005, 2004, and 2003, respectively.

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

Asset allocation. The pension plan’s weighted average asset allocations for 2005 and 2004, by asset category, are as follows:

Asset category	2005	2004
Mutual funds – fixed income	35%	41%
Mutual funds – equity	65%	55%
Other	0%	4%

Total	100%	100%

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

The Company expects to contribute $148,927 to its pension plan for the 2006 plan year. Estimated future benefit payments are $2,143 for 2006, $18,624 for 2007, $23,425 for 2008, $34,084 for 2009, $82,061 for 2010 and $1,057,717 for 2011 through 2015.

Postretirement benefits plan. The weighted average discount rates used for the post retirement benefits calculation was 5.75%, 6.0%, and 6.5% at the end of 2005, 2004, and 2003, respectively. The weighted average rate of compensation increase was 5.0% for 2005, 2004, and 2003. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits was 10.0% in 2006 and 2007, 8.0% in 2008 and 2009, and 6.0% in 2010 and thereafter. If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2005, would be increased by $9,078, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2005, would be increased by $599. If assumed health care cost trend rates were decreased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2005, would be decreased by $8,345, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2005, would be decreased by $1,587.

The Company expects to contribute $26,381 to its postretirement plan in 2006.

In addition, as of December 31, 2005 and 2004, the Company paid approximately $15,858 and $16,674, respectively, for employees who retired prior to adoption of FASB No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

401(k) retirement plan. The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries and the Company matches 100% of the first 2% and 25% of the next 2% of employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $66,238, $65,914, and $60,022, for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2005 and 2004, the Company had outstanding loan commitments approximating $42,844,000 and $42,232,000, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2005 and 2004, commitments under outstanding performance stand-by letters of credit aggregated $861,550 and $522,358, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company had unused lines of credit with nonaffiliated banks totaling $36,785,000 and $28,250,000 as of December 31, 2005, and 2004.

Note 10. Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At December 31, 2005, and 2004, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand and $3.3 million, respectively.

The Company has approximately $590,674 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation at December 31, 2005.

Note 11. Long-Term Debt

At December 31, 2005, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of one advance for $10.0 million. The interest rate is variable at the one-month London Interbank Offering Rate (“LIBOR”) minus 50 basis points until May 19, 2006, after which it is fixed at 3.83%, maturing on May 19, 2010. At December 31, 2005, the actual rate was 3.87%. Interest is payable monthly. This instrument has an early conversion option which gives FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective May 19, 2006. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of December 31, 2005, was $20.3 million.

Note 12. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

	2005	2004	2003
Currently payable	$1,084,076	$781,925	$410,237
Deferred	(125,383)	(21,911)	251,178

	$958,693	$760,014	$661,415

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2005	2004	2003
Statutory rates	34.0%	34.0%	34.0%
Effect of tax-exempt income	(6.7)	(8.2)	(9.3)

	27.3%	25.8%	24.7%

The components of the net deferred tax assets and liabilities included in other liabilities are as follows:

December 31,	2005	2004
Deferred tax assets
Allowance for loan losses	$610,546	$567,866
Interest on non-accrual loans	5,479	42,003
Post retirement benefits	106,645	102,653
Deferred compensation	107,004	110,108
Unrealized loss on available-for-sale securities	47,711	—
Other	5,215	2,257

Total deferred tax assets	$882,600	$824,887

Deferred tax liabilities
Unrealized gain on available-for-sale securities	—	(291,980)
Pension plan	(206,263)	(286,674)
Depreciation	(429,273)	(484,874)
Amortization of intangible	(316,666)	(237,500)
Deferred loan fees and costs	(347,233)	(436,889)
Other	(109,659)	(78,538)

Total deferred tax liabilities	(1,409,094)	(1,816,455)

Net deferred tax liabilities	$(526,494)	$(991,568)

Note 13. Regulatory Requirements and Restrictions

The primary source of funds available to the Parent Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. As of December 31, 2005, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval, totaled $4,563,978 or 17.1% of consolidated net assets. The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2005 and 2004, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004, are presented in the tables below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$26,056	11.19%	$18,626	8.00%	N/A	N/A
Bank of Lancaster	$24,549	10.62%	$18,487	8.00%	$23,109	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$23,898	10.26%	$9,313	4.00%	N/A	N/A
Bank of Lancaster	$22,391	9.69%	$9,244	4.00%	$13,866	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$23,898	7.92%	$12,075	4.00%	N/A	N/A
Bank of Lancaster	$22,391	7.46%	$12,013	4.00%	$15,016	5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$24,477	11.24%	$17,415	8.00%	N/A	N/A
Bank of Lancaster	$22,741	10.53%	$17,284	8.00%	$21,605	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$22,444	10.31%	$8,708	4.00%	N/A	N/A
Bank of Lancaster	$20,708	9.58%	$8,642	4.00%	$12,963	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$22,444	7.42%	$12,098	4.00%	N/A	N/A
Bank of Lancaster	$20,708	6.88%	$12,039	4.00%	$15,049	5.00%

Note 14. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after three years, 40% vested after four years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 124,505 allocated shares as of December 31, 2005. Contributions to the plan were $65,000, $50,000 and $50,000 for 2005, 2004 and 2003, respectively. Dividends on the Company’s stock held by the ESOP were $77,462, $77,053 and $73,794 in 2005, 2004 and 2003, respectively. Shares held by the ESOP are considered outstanding for purposes of computing net earnings per share.

Note 15. Stock-Based Compensation Plans

The Company has three stock-based compensation plans. The 1994 Incentive Stock Option Plan expired and no additional shares may be granted under this plan. The 2003 Incentive Stock Option Plan makes 175,000 shares available for grant. Under this plan, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited. The third plan is the 1998 Non-Employee Directors Stock Option Plan, which grants 500 shares to each non-employee director annually. This plan had 17,500 shares available for grant at December 31, 2005.

A summary of the status of the stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates, is presented below:

	2005		2004		2003
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price
Outstanding at beginning of year	192,121	$13.57	182,682	$13.58	164,872	$14.13
Granted	30,600	15.37	32,000	15.91	30,500	14.86
Exercised	(18,470)	9.99	(7,700)	8.70	(1,000)	7.75
Forfeited	(27,312)	15.11	(14,861)	14.80	(11,690)	16.58

Outstanding at end of year	176,939	$15.01	192,121	$13.57	182,682	$13.58

Options exercisable at year-end	152,639		167,121		158,682

The weighted average fair value of options granted during 2005, 2004, and 2003, was $2.00, $2.26, and $2.10, respectively.

The status of the options outstanding at December 31, 2005 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$ 8.25 - $13.75	31,368	1.20 yrs	31,368	$11.00
$ 14.50 - $17.50	145,571	6.52 yrs	121,271	15.93

	176,939	5.58 yrs	152,639	$14.92

Note 16. Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock.

Years Ended December 31,	2005	2004	2003
Net Income available to common shareholders	$2,546,585	$2,181,360	$2,013,185

Average number of common shares outstanding	2,367,834	2,337,788	2,313,596
Effect of dilutive options	10,490	18,810	24,885

Average number of potential common shares	2,378,324	2,356,598	2,338,481

As of December 31, 2005, 2004, and 2003, options on 129,776 shares, 124,414 shares, and 74,308 shares, respectively, were not included in computing earnings per common share – assuming dilution, because their effects were antidilutive.

Note 17. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was approximately $2,497,513 and $2,694,486 at December 31, 2005 and 2004, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2005$	$2,694,486
New loans and extensions to existing loans	151,620
Repayments and other reductions	(348.593)

Balance, December 31, 2005$	$2,497,513

Commitments to extend credit to directors and their related interests were $1,185,123 and $1,146,368 at December 31, 2005 and 2004, respectively.

Note 18. Fair Value of Financial Instruments

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$5,213,462	$5,213,462	$8,572,672	$8,572,672
Interest-bearing deposits	108,403	108,403	104,949	104,949
Federal funds sold	4,138,806	4,138,806	13,989,278	13,989,278
Securities available-for-sale	45,728,286	45,728,286	51,916,490	51,916,490
Securities held-to-maturity	443,243	434,155	429,815	426,320
Loans, net	229,655,864	232,727,778	213,350,454	217,070,284
Accrued interest receivable	1,320,101	1,320,101	1,163,976	1,163,976

Financial liabilities:
Noninterest-bearing deposits	$42,664,536	$42,664,536	$38,877,338	$38,877,338
Savings and other interest-bearing deposits	123,557,342	123,654,743	133,887,530	133,892,391
Time deposits	92,564,678	92,544,381	89,181,113	90,479,859
Securities sold under repurchase agreements	5,048,450	5,048,450	6,342,456	6,342,456
FHLB Advances	10,000,000	10,001,838	7,500,000	7,498,740
Accrued interest payable	239,033	239,033	219,340	219,340

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

Available-for-sale securities are carried at the quoted market prices for the individual securities held. Therefore carrying value equals market value. Held-to-maturity securities are carried at book value, and fair value for these securities is obtained from quoted market prices.

The fair value of loans is estimated by discounting future cash flows using the interest rates at which similar loans would be made to borrowers.

Other time deposits are presented at estimated fair value using interest rates offered for deposits of similar remaining maturities.

The fair value of the FHLB advance is estimated by discounting its future cash flows using the interest rate offered for similar advances.

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

At December 31, 2005 and 2004, the fair value of loan commitments and standby letters of credit was immaterial.

Note 19. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets

	2005	2004
Assets
Cash and due from banks	$209,430	$438,152
Investments in subsidiaries	26,108,877	25,131,737
Premises and equipment, net	106,288	131,811
Other assets	412,834	372,507

Total assets	$26,837,429	$26,074,207

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$314,717	$297,763
Other liabilities	4,780	51,963

Total liabilities	$319,497	$349,726
Total shareholder’s equity	26,517,932	25,724,481

Total liabilities and shareholders’ equity	$26,837,429	$26,074,207

Condensed Statements of Income

	2005	2004	2003
Dividends from subsidiaries	$1,200,000	$750,000	$1,275,000
Other income	28,467	5,825	26,043

Total non-interest income	1,228,467	755,825	1,301,043

Total non-interest expense	427,402	338,987	364,746

Income before income taxes and equity in undistributed earnings of subsidiaries	801,065	416,838	936,297
Income tax benefit	(108,981)	(85,413)	(115,159)

Income before equity in undistributed earnings of subsidiaries	910,046	502,251	1,051,456

Equity in undistributed earnings of subsidiaries	1,636,539	1,679,109	961,729

Net income	$2,546,585	$2,181,360	$2,013,185

Condensed Statements of Cash Flows

	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$2,546,585	$2,181,360	$2,013,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,836	24,625	25,826
Equity in undistributed earnings of subsidiaries	(1,636,539)	(1,679,109)	(961,729)
(Increase) in other assets	(19,863)	(15,905)	(79,416)
Net change in deferred directors’ compensation	16,954	23,325	14,771
Increase / (decrease) in other liabilities	(61,959)	96,548	(275,132)

Net cash provided by operating activities	$865,014	$630,844	$737,505

Cash Flows from Investing Activities:
Investment in subsidiaries	—	(160,000)	—

Net cash used in investing activities	$—	$(160,000)	$—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	430,418	424,407	395,937
Dividends paid	(1,480,770)	(1,414,327)	(1,318,104)
Repurchase of stock	(43,384)	(52,645)	(109,358)

Net cash used in financing activities	(1,093,736)	(1,042,565)	(1,031,525)

Net decrease in cash and due from banks	(228,722)	(571,721)	(294,020)
Cash and due from banks at January 1,	438,152	1,009,873	1,303,893

Cash and due from banks at December 31,	$209,430	$438,152	$1,009,873

Note 20. Quarterly Condensed Statements of Income (unaudited)

2005 Quarter ended	March 31	June 30	September 30	December 31
(in thousands)
Total interest income	$3,782	$3,994	$4,163	$4,299
Net interest income after provision for loan losses	2,511	2,627	2,702	2,710
Other income	607	684	755	694
Other expenses	2,289	2,430	2,506	2,560
Income before income taxes	828	881	951	844
Net income	604	639	687	617
(in dollars)
Earnings per common share-assuming dilution	$0.25	$0.27	$0.29	$0.26
Dividends per common share	$0.155	$0.155	$0.155	$0.16

2004 Quarter ended	March 31	June 30	September 30	December 31
(in thousands)
Total interest income	$3,400	$3,435	$3,554	$3,696
Net interest income after provision for loan losses	2,262	2,306	2,410	2,497
Other income	691	654	685	760
Other expenses	2,387	2,324	2,318	2,294
Income before income taxes	565	636	776	964
Net income	397	451	590	743
(in dollars)
Earnings per common share-assuming dilution	$0.17	$0.19	0.25	$0.32
Dividends per common share	$0.15	$0.15	$0.15	$0.155

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

January 27, 2006

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

All required information is detailed in the Company’s 2006 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information on executive compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership of certain beneficial owners and management and related stockholder matters is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

The following table summarizes information, as of December 31, 2005, relating to the Company’s stock incentive plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

At December 31, 2005	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans Approved by shareholders	180,439	(1)	$15.01	151,842
Equity compensation plans not approved by shareholders	—		—	—

Total	180,439		$15.01	151,842

(1)	Consists of options granted pursuant to the Company’s incentive stock option plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part I, Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description
3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2004).

10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579, dated February 28, 1997).

10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

10.3	2003 Incentive Stock Option Plan. (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

11.0	Statement re: Computation of per share earnings. (Incorporated herein by reference to Note 1 of the 2005 Annual Report to Shareholders).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2006.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 22nd day of March 2006.

/s/ Ammon G. Dunton, Jr.
Ammon G. Dunton, Jr.
Chairman, Board of Directors
Director

/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and CEO
Director

/s/ Robert C. Berry, Jr.
Robert C. Berry, Jr.
Director

/s/ Weston F. Conley, Jr.
Weston F. Conley, Jr.
Director

/s/ Richard A. Farmar, III
Richard A. Farmar, III
Director

/s/ Allen C. Marple
Allen C. Marple
Director

/s/ Robert J. Wittman
Robert J. Wittman
Director

/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Principal Financial Officer