Form 10-Q
period 2006-03-31
BAY BANKS OF VIRGINIA INC
filed 2006-05-05
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

2,366,843 shares of common stock on May 1, 2006.

FORM 10-Q

For the interim period ending March 31, 2006.

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$7,173,349	$5,213,462
Interest-bearing deposits	119,653	108,403
Federal funds sold	1,254,689	4,138,806
Securities available for sale, at fair value	40,985,821	45,728,286
Securities held to maturity, at amortized cost (fair value $435,605 and $434,155)	446,665	443,243
Loans, net of allowance for loan losses of $2,201,556 and $2,157,716	236,545,804	229,655,864
Premises and equipment, net	9,917,424	9,966,200
Accrued interest receivable	1,401,732	1,320,101
Other real estate owned	561,745	561,745
Core deposit intangible	2,807,842	2,807,842
Other assets	1,712,067	1,876,590

Total assets	$302,926,791	$301,820,542

LIABILITIES
Non-interest bearing deposits	$44,351,642	$42,664,536
Savings and interest-bearing demand deposits	118,211,570	123,557,342
Time deposits	97,140,920	92,564,678

Total deposits	$259,704,132	$258,786,556

Securities sold under repurchase agreements	5,100,223	5,048,450
Federal Home Loan Bank advance	10,000,000	10,000,000
Other liabilities	1,717,199	1,372,563

Total liabilities	$276,521,554	$275,207,569

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; Authorized - 5,000,000 shares; Outstanding - 2,369,843 and 2,385,966 shares)	$11,849,214	$11,929,830
Additional paid-in capital	4,691,273	4,849,436
Retained earnings	10,157,450	9,926,321
Accumulated other comprehensive loss, net	(292,700)	(92,614)

Total shareholders’ equity	$26,405,237	$26,612,973

Total liabilities and shareholders’ equity	$302,926,791	$301,820,542

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income

(Unaudited)

Quarters ended

	March 31, 2006	March 31, 2005
INTEREST INCOME
Loans, including fees	$3,876,392	$3,218,148
Securities:
Taxable	280,889	300,896
Tax-exempt	191,250	186,500
Federal funds sold	27,799	76,434

Total interest income	4,376,330	3,781,978

INTEREST EXPENSE
Deposits	1,467,374	1,080,796
Securities sold to repurchase	38,218	15,760
Fed funds purchased	6,601	—
Federal Home Loan Bank advances	100,362	36,925

Total interest expense	1,612,555	1,133,481

Net interest income	2,763,775	2,648,497
Provision for loan losses	75,000	137,500

Net interest income after provision for loan losses	2,688,775	2,510,997

NON-INTEREST INCOME
Income from fiduciary activities	173,333	174,457
Service charges and fees on deposit accounts	157,991	172,532
Other service charges and fees	265,578	208,380
Secondary market lending fees	41,124	15,165
Other real estate gains	—	58
Securities gains	—	190
Other income	23,059	36,087

Total non-interest income	661,085	606,621

NON-INTEREST EXPENSES
Salaries and employee benefits	1,378,718	1,234,748
Occupancy expense	430,294	369,323
Bank franchise tax	46,684	56,206
Visa expense	104,900	97,062
Telephone expense	47,543	43,285
Other expenses	513,586	488,725

Total non-interest expenses	2,521,725	2,289,349

Net income before income taxes	828,135	828,269

Income tax expense	217,571	224,496

Net income	$610,564	$603,773

Basic Earnings Per Share
Average basic shares outstanding	2,374,377	2,354,218
Earnings per share, basic	$0.26	$0.26

Diluted Earnings Per Share
Average diluted shares outstanding	2,381,118	2,370,912
Earnings per share, diluted	$0.26	$0.25

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance on January 1, 2005	$11,770,937	$4,621,295	$8,860,506	$566,784	$25,819,522
Comprehensive Income:
Net Income			603,773		603,773
Other comprehensive (loss):
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($237,193)				(460,434)	(460,434)
Reclassification adjustment for securities gains included in net income, net of taxes of $64				126	126

Total Comprehensive Income					143,465
Cash dividends paid — $0.155/share			(364,940)		(364,940)
Stock repurchases	(1,000)	(2,010)	—	—	(3,010)
Sale of common stock:
Dividends Reinvested	27,168	58,410	—	—	85,578
Stock Options exercised	7,300	7,590	—	—	14,890

Balance on March 31, 2005	$11,804,405	$4,685,285	$9,099,339	$106,476	$25,695,505

Balance on January 1, 2006	$11,929,830	$4,849,436	$9,926,321	$(92,614)	$26,612,973

Comprehensive Income:
Net Income			610,564		610,564
Other comprehensive (loss):
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($103,075)				(200,086)	(200,086)
Total Comprehensive Income					410,478
Cash dividends paid — $0.16/share			(379,435)		(379,435)
Stock repurchases	(112,500)	(211,727)	—	—	(324,227)
Sale of common stock:
Dividends Reinvested	31,884	53,564	—	—	85,448
Balance on March 31, 2006	$11,849,214	$4,691,273	$10,157,450	$(292,700)	$26,405,237

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(unaudited)

	March 31, 2006	March 31, 2005
Cash Flows From Operating Activities
Net Income	$610,564	$603,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	227,680	191,089
Net amortization and accretion of securities	5,528	6,835
Provision for loan losses	75,000	137,500
Net securities (gains)	—	(190)
Gain on sale of other real estate owned	—	(58)
Decrease in accrued income and other assets	81,435	18,234
Increase in other liabilities	447,712	229,594

Net cash provided by operating activities	1,447,919	1,186,777

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	788,261	1,062,750
Proceeds from sales of available-for-sale securities	4,133,900	150,000
Purchases of available-for-sale securities	(491,807)	(1,425,855)
(Increase) in interest bearing deposits	(11,250)	(2,783)
Decrease in federal funds sold	2,884,117	3,067,259
Loan originations and principal collections, net	(6,964,940)	(3,783,539)
Purchases of premises and equipment	(177,446)	(849,298)
Net cash provided by (used in) investing activities	160,835	(1,781,466)

Cash Flows From Financing Activities
Net increase / (decrease) in demand, savings, and other interest-bearing deposits	(3,658,666)	521,022
Net increase / (decrease) in time deposits	4,576,241	(1,346,786)
Net increase / (decrease) in securities sold under repurchase agreements	51,773	(760,999)
Proceeds from issuance of common stock	85,447	100,468
Dividends paid	(379,435)	(364,940)
Repurchase of common stock	(324,227)	(3,010)

Net cash provided by (used in) financing activities	351,133	(1,854,245)

Net increase / (decrease) in cash and due from banks	1,959,887	(2,448,934)

Cash and due from banks at beginning of period	5,213,462	8,572,672

Cash and due from banks at end of period	$7,173,349	$6,123,738

Supplemental Disclosures:
Interest paid	$1,591,051	$1,118,799

Income taxes paid	—	—

Unrealized loss on investment securities	(303,161)	(697,436)

Loans transferred to other real estate owned	—	11,070

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1:

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”) and 100% of Bay Trust Company, Inc. (the “Trust Company”). The Consolidated Financial Statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia, Inc.

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant’s 2005 Annual Report to Shareholders.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (Statement 156). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequesnt to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact.

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at March 31, 2006, and December 31, 2005, follow:

Available-for-sale securities March 31, 2006 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$11,741,546	$2,749	$(285,478)	$11,458,817
State and municipal obligations	26,782,027	178,547	(389,313)	26,571,261
Corporate bonds	1,536,933	50,010	—	1,586,943
Restricted securities	1,368,800	—	—	1,368,800

	$41,429,306	$231,306	$(674,791)	$40,985,821

Available-for-sale securities December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$12,270,642	$4,336	$(251,563)	$12,023,415
State and municipal obligations	30,687,331	279,400	(236,528)	30,730,203
Corporate bonds	1,537,938	64,030	—	1,601,968
Restricted securities	1,372,700	—	—	1,372,700

	$45,868,611	$347,766	$(488,091)	$45,728,286

Held-to-maturity securities March 31, 2006 (unaudited)	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
State and municipal obligations	$446,665	$—	$(11,060)	$435,605

Held-to-maturity securities December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$443,243	$—	$(9,088)	$434,155

Securities with a market value of $11.1 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of March 31, 2006. The market value of pledged securities at year-end 2005 was $11.6 million.

Securities in an unrealized loss position at March 31, 2006, and December 31, 2005, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are temporary. Bonds with unrealized loss positions at March 31, 2006, included 25 federal agencies and 49 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
March 31, 2006 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$3,909,984	$81,430	$7,368,718	$204,048	$11,278,702	$285,478
States and municipal obligations	5,843,671	124,148	7,606,971	276,225	13,450,642	400,373

Total temporarily impaired securities	$9,753,655	$205,578	$14,975,689	$480,273	$24,729,344	$685,851

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$3,432,253	$58,478	$7,887,867	$193,085	$11,320,120	$251,563
States and municipal obligations	8,847,041	144,698	3,025,121	100,918	11,872,162	245,616

Total temporarily impaired securities	$12,279,294	$203,176	$10,912,988	$294,003	$23,192,282	$497,179

No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

Note 3: Loans

The components of loans were as follows:

	March 31, 2006	December 31, 2005
	(unaudited)
Mortgage loans on real estate:
Construction	$46,811,794	$40,998,818
Secured by farmland	1,329,479	1,329,479
Secured by 1-4 family residential	125,983,057	123,573,952
Other real estate loans	31,438,739	31,045,731
Loans to farmers (except those secured by real estate)	900,027	27
Commercial and industrial loans (not secured by real estate)	20,608,794	22,668,129
Consumer installment loans	10,121,707	10,580,279
All other loans	575,891	595,893
Net deferred loan costs and fees	977,872	1,021,272

Total loans	$238,747,360	$231,813,580
Allowance for loan losses	(2,201,556)	(2,157,716)

Loans, net	$236,545,804	$229,655,864

Loans upon which the accrual of interest has been discontinued totaled $273 thousand as of March 31, 2006, and $253 thousand as of December 31, 2005.

Note 4: Allowance for Loan Losses

	March 31, 2006	December 31, 2005	March 31, 2005
	(unaudited)		(unaudited)
Balance, beginning of year	$2,157,716	$2,032,185	$2,032,185
Provision for loan losses	75,000	559,068	137,500
Recoveries	1,816	83,367	6,821
Loans charged off	(32,976)	(516,904)	(13,105)

Balance, end of year	$2,201,556	$2,157,716	$2,163,401

Information about impaired loans is as follows:

	March 31, 2006	December 31, 2005
	(unaudited)
Impaired loans for which an allowance has been provided	$13,570	$14,188
Impaired loans for which no allowance has been provided	—	—
Total impaired loans	$13,570	$14,188

Allowance provided for impaired loans, included in the allowance for loan losses	$13,570	$14,188

Average balance impaired loans	$13,639	$655,279

Interest income recognized	$—	$19,388

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Three months ended (Unaudited)	March 31, 2006		March 31, 2005
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,374,377	$0.26	2,354,218	$0.26
Effect of dilutive securities: Stock options	6,741		16,694
Diluted earnings per share	2,381,118	$0.26	2,370,912	$0.25

As of March 31, 2006 and 2005, options on 156,039 shares and 89,694 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant.

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $3,000 during the first quarter of 2006. As of March 31, 2006, there was $5,177 of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006:

Quarter ended March 31, 2005
Net income, as reported	$603,773
Less: pro forma stock option compensation expense, net of tax	(9,814)

Pro forma net income	$593,959

Earnings per share:
Basic – as reported	$0.26
Basic – pro forma	0.25
Diluted – as reported	0.25
Diluted – pro forma	0.25

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award. No shares were granted in the first three months of 2006 or 2005.

Stock option plan activity for the three months ended March 31, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In- The-Money Options
Options outstanding, January 1	176,939	$15.01	5.4

Granted	—
Forfeited	—
Exercised	—
Options outstanding, March 31	176,939	$15.01	5.4	$201,058

Options exercisable, March 31	152,339	$14.95	4.8

Note 7: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at March 31, 2006, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at March 31, 2006.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

(unaudited)

	Pension Benefits		Post Retirement Benefits
Three months ended March 31,	2006	2005	2006	2005
Service cost	$73,032	$76,347	$5,015	$4,254
Interest cost	50,871	49,447	7,861	8,343
Expected return on plan assets	(58,641)	(49,529)	—	—
Amortization of unrecognized prior service cost	4,093	4,093	—	—
Amortization of unrecognized net loss	12,900	15,887	2,686	3,289
Amortization of transition obligation	—	—	728	728

Net periodic benefit cost	$82,255	$96,245	$16,289	$16,614

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, that it expected to contribute $148,927 to its pension plan and $26,381 to its post-retirement benefit plan in 2006. The Company has made these contributions and presently anticipates no further contributions during the remainder of 2006.

Note 9: FHLB Advance

On March 31, 2006, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of one advance for $10.0 million. The interest rate is variable at the one-month London Interbank Offering Rate (“LIBOR”) minus 50 basis points until May 19, 2006, after which it is fixed at 3.83%, maturing on May 19, 2010. At March 31, 2006, the actual rate was 4.28%. Interest is payable monthly. This instrument has an early conversion option which gives the FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective May 19, 2006. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of March 31, 2006, was $20.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of the Company, a bank holding company. This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

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

EARNINGS SUMMATION

For the three months ended March 31, 2006, net income was $611 thousand as compared to $604 thousand for the comparable period in 2005, an increase of 1.1%. Diluted earnings per average share for the three months ended March 31, 2006 were $0.26 as compared to $0.25 for the three months ended March 31, 2005. Annualized return on average assets was 0.8% for the three months ended March 31, 2006, unchanged from the similar period in 2005. Annualized return on average equity was 9.4% for the three months ended March 31, 2006, also unchanged from the similar period ended March 31, 2005.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 4.05% for the three months ended March 31, 2006, compared to 3.90% for the same period in 2005.

Net interest income before provision for loan losses for the three months ended March 31, 2006 was $2.8 million, compared to $2.6 million for the three months ended March 31, 2005, an increase of 4.4%. Increases in net interest income were driven mainly by increases in loan rates during the three months ended March 31, 2006, compared to the same period in 2005. Average interest-earning assets totaled $282.6 million for the three months ended March 31, 2006 as compared to $281.4 million for the three months ended March 31, 2005, an increase of 0.4%. Average interest-earning assets as a percent of total average assets was 93.5% for the three months ended March 31, 2006 as compared to 93.1% for the comparable period of 2005. The annualized yield on average interest-earning assets for the three months ended March 31, 2006 was 6.34% as compared to 5.51% for the three months ended March 31, 2005.

As loan volume continues to increase and loan rates adjust upward, the Company should realize increasing interest income. However, for approximately the last year, short term rates, exemplified by the Federal Funds target rate, have been rising faster than long term rates, such as mortgage rates, causing most financial institutions to experience faster increases in cost of funds than in yields on earning assets. This rate environment could effect the Company’s net interest margin negatively. Management expects loan growth and positive loan rate adjustments to continue through 2006, in which case interest income should continue to improve. Management is also managing the Company’s cost of funds diligently during this rate environment, and expects to minimize any detrimental effects on the net interest margin. Based on the Company’s assumptions, the balance sheet has been asset sensitive, and therefore, should be well-positioned to take advantage of this rising rate environment.

Average interest-bearing liabilities totaled $232.2 million for the three months ended March 31, 2006, as compared to $236.1 million for the three months ended March 31, 2005, a decrease of 1.6%. The annualized cost of interest-bearing liabilities for the three months ended March 31, 2006, was 2.78% as compared to 1.93% for the three months ended March 31, 2005.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities was 3.56% for the three months ended March 31, 2006 and 3.59% for the same period in 2005.

Average total assets for the three months ended March 31, 2006 were $302.3 million as compared to $302.1 million for the three months ended March 31, 2005.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis) (Thousands)	Three months ended 3/31/2006			Three months ended 3/31/2005
	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST-EARNING ASSETS:
Investments:
Taxable investments	$24,197	$280	4.63%	$32,559	$301	3.70%
Tax-exempt investments (1)	20,174	290	5.75%	19,804	283	5.72%

Total investments	44,371	570	5.14%	52,363	584	4.46%

Gross loans (2)	235,619	3,876	6.58%	217,126	3,218	5.93%
Interest-bearing deposits	139	2	5.91%	109	0	1.17%
Fed funds sold	2,424	28	4.59%	11,824	76	2.57%

TOTAL INTEREST-EARNING ASSETS	$282,553	$4,476	6.34%	$281,422	$3,879	5.51%

INTEREST-BEARING LIABILITIES:
Deposits:
Savings deposits	$61,509	$406	2.64%	$67,422	$308	1.83%
NOW deposits	43,774	73	0.67%	48,934	61	0.51%
CD’s >= $100,000	30,694	302	3.94%	30,300	247	3.26%
CD’s < $100,000	65,959	608	3.69%	58,693	449	3.06%
Money market deposit accounts	15,348	78	2.03%	18,144	16	0.37%

Total interest bearing deposits	$217,285	$1,467	2.70%	$223,493	$1,081	1.94%

Fed funds purchased	540	7	4.64%	—	0	0.00%
Securities sold to repurchase	4,385	38	3.49%	5,095	16	1.26%
FHLB advance	10,000	100	4.01%	7,500	37	1.97%

TOTAL INTEREST-BEARING LIABILITIES	$232,210	$1,612	2.78%	$236,088	$1,134	1.92%

Net interest income/yield on earning assets		$2,864	4.05%		$2,744	3.90%
Net interest rate spread			3.56%			3.59%

(1)-Yield and income assumes a federal tax rate of 34%

(2)-Includes Visa program and non-accrual loans

Through the three months ended March 31, 2006, average interest-earning assets were comprised of the loan portfolio with $235.6 million and the investment portfolio with $44.4 million. For the three month period ended March 31, 2006, compared to the same period in 2005, on a fully tax equivalent basis, tax-exempt investment yields increased to 5.75% from 5.72%, and taxable investment yields increased to 4.63% from 3.70%, resulting in a increase in total investment yield to 5.14% from 4.46%. The investment portfolio will provide liquidity as short investments mature during 2006 and 2007.

In the three months ended March 31, 2006, gross loans on average yielded 6.58% as compared to 5.93% for the same period in 2005. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans since 2004. By keeping the re-pricing terms of the loan portfolio short, the Company is positioned well for this rising rate environment.

As short-term rates in the market increased during 2005 and 2006, the Company held its deposit rates wherever possible in order to control its cost of funds. As this rising rate trend continues in the market, increasing competitive pricing pressure, the Company has begun to raise its deposit rates. For the three months ended March 31, 2006 compared to 2005, the cost of total interest-bearing deposits has increased to 2.70% from 1.94%, with increases in each type of deposit category.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On March 31, 2006, federal funds sold totaled $1.3 million and securities maturing in one year or less totaled $4.3 million, for a total pool of $5.6 million. The liquidity ratio as of March 31, 2006 was 14.0% as compared to 15.9% as of December 31, 2005. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and federal funds sold, by interest-bearing liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio. As cash balances can vary by as much as $4 million daily, it is not unexpected that this ratio may dip below 15% on any given day. In addition, as noted earlier, the Company has $20.3 million available on lines of credit with the Federal Home Loan Bank of Atlanta, plus federal fund lines with several correspondent banks.

OFF BALANCE SHEET ITEMS

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

CAPITAL RESOURCES

From December 31, 2005 to March 31, 2006, total shareholders’ equity decreased to $26.4 million from $26.6 million or 0.8%. The Company’s capital resources are impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before accumulated other comprehensive income was $26.7 million on both March 31, 2006 and December 31, 2005. Accumulated other comprehensive loss was $293 thousand on March 31, 2006, and $92.6 thousand on December 31, 2005, causing total shareholders’ equity to decrease by $208 thousand during the three month period.

Book value per share, basic, on March 31, 2006, compared to March 31, 2005, increased to $11.14 from $10.88, or 2.4%. Book value per share, basic, before accumulated comprehensive income on March 31, 2006, compared to March 31, 2005, grew to $11.27 from $10.84, an increase of 4.0%. Cash dividends paid for the three months ended March 31, 2006, were $379 thousand, or $0.16 per share, compared to $365 thousand, or $0.155 per share, for the comparable period ended March 31, 2005 an increase of 4.0%. Average basic shares outstanding for the three months ended March 31, 2006, were 2,374,377 compared to 2,354,218 for the comparable period ended March 31, 2005. The Company began a share repurchase program in August of 1999 and has continued the program into 2006. The plan authorizes a total of 115,000 shares for repurchase. A total of 22,500 shares have been repurchased at an average price of $14.41 during the three-month period ending March 31, 2006.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of March 31, 2006, the Company maintained Tier 1 capital of $23.9 million, net risk weighted assets of $234.5 million, and Tier 2 capital of $2.2 million. On March 31, 2006, the Tier 1 capital to risk weighted assets ratio was 10.2%, the total capital ratio was 11.1%, and the Tier 1 leverage ratio was 8.0%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

Total assets increased by 0.4% during the three-month period ended March 31, 2006. Total assets were $302.9 million at March 31, 2006, as compared to $301.8 million at year-end 2005. Cash and cash equivalents, which produce no income, increased to $7.2 million on March 31, 2006, compared to $5.2 million at year-end 2005.

During the three months ended March 31, 2006, gross loans increased by $6.9 million or 3.0%, to $238.7 million from $231.8 million at year-end 2005. The major components of this increase were construction loans, with 14.2% growth to $46.8 million, and real estate mortgage loans secured by 1-4 family residential collateral, with 1.9% growth to $126.0 million.

For the three months ended March 31, 2006, the Company charged off loans totaling $33 thousand. For the comparable period in 2005, total loans charged off were $13 thousand. The Company maintained $562 thousand of other real estate owned (“OREO”) as of March 31, 2006, which is unchanged from year-end 2005. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $75 thousand through the three months ended March 31, 2006, and the allowance for loan losses as of March 31, 2006, was $2.2 million. The allowance for loan losses, as a percentage of total loans, was 0.92% at March 31, 2006. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of March 31, 2006, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of March 31, 2006, $275 thousand of loans were on non-accrual status, of which $14 thousand are considered impaired. There were $251 thousand of loans on non-accrual status as of year-end 2005. On March 31, 2005, non-accrual loans totaled $1.8 million, of which $1.6 million were considered impaired. The large reduction in impaired loans is due to one loan which has been paid off and another which has been transferred into other real estate owned. Impaired loans are those non-accrual loans that are considered commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $701 thousand on March 31, 2006, as compared to $319 thousand on March 31, 2005. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of March 31, 2006, securities available for sale at market value totaled $41.0 million as compared to $45.7 million on December 31, 2005. This represents a net decrease of $4.7 million or 10.3% for the three months. Securities held to maturity were $447 thousand as of March 31, 2006, compared to $443 at December 31, 2005. As of March 31, 2006, the investment portfolio represented 13.7% of total assets and 14.8% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of March 31, 2006, was a net unrealized loss of $443 thousand. The corresponding accumulated loss adjustment to shareholders’ equity was $293 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold.

As of March 31, 2006, total deposits were $259.7 million compared to $258.8 at year-end 2005. This represents an increase in balances of $918 thousand or 0.4% during the three months. Components of this increase include non-interest-bearing deposits, with a 4.0% increase to $44.4 million, and time deposits, with a 4.9% increase to $97.1 million. Savings and interest-bearing demand deposits decreased by 4.3% to $118.2 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2006 and 2005 totaled $661 thousand and $607 thousand, respectively. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $173 thousand compared to $174 thousand through three months of 2006 versus 2005, service charges on deposit accounts which contributed $158 thousand through three months of 2006 versus $173 thousand for the comparable period in 2005, and other service charges and fees, which contributed $266 thousand compared to $208 thousand through the three months of 2006 and 2005, respectively. The primary component of the increase in other service charges and fees is miscellaneous Visa® income. Secondary market lending fees increased to $41 thousand compared to $15 thousand through three months of 2006 versus 2005.

The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company. The Trust Company offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRA’s both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned

Management continues to explore methods of increasing non-interest income. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee-based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

For the three months ended March 31, 2006, compared to March 31, 2005, non-interest expenses were $2.5 million compared to $2.3 million. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the three months ended March 31, 2006, salary and benefit expense was $1.4 million, compared to $1.2 million for the same period of 2005. Occupancy expense was $430 thousand through the three months ended March 31, 2006 as compared to $369 thousand for the same period of 2005. The Company capitalized an addition to its main office building in May 2005, resulting in increased depreciation expense.

Other expenses include bank franchise taxes which totaled $47 thousand through three months of 2006 and $56 thousand for 2005, expenses related to the Visa® program which were $105 thousand through three months of 2006 and $97 thousand through three months of 2005, telephone expenses which were $48 thousand for the current period and $43 thousand through three months of 2005, and other operating expenses which totaled $514 thousand for the current period versus $489 thousand for the three months ended March 31, 2005. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures are operating effectively in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The status of the Company’s stock repurchase plan is shown in the table below

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January, 2006	7,500	$14.95	7,500	29,128
February, 2006	7,000	14.46	7,000	22,128
March, 2006	8,000	13.86	8,000	14,128

	22,500	$14.41	22,500

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

Bay Banks of Virginia, Inc.
(Registrant)

May 4, 2006	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)