Form 10-Q
period 2006-06-30
BAY BANKS OF VIRGINIA INC
filed 2006-08-03
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

2,369,626 shares of common stock on July 21, 2006.

FORM 10-Q

For the interim period ending June 30, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$6,680,545	$5,213,462
Interest-bearing deposits	119,266	108,403
Federal funds sold	809,036	4,138,806
Securities available for sale, at fair value	40,916,664	45,728,286
Securities held to maturity, at amortized cost (fair value $436,720 and $434,155)	450,114	443,243
Loans, net of allowance for loan losses of $2,280,440 and $2,157,716	239,472,659	229,655,864
Premises and equipment, net	10,010,337	9,966,200
Accrued interest receivable	1,362,361	1,320,101
Other real estate owned	561,745	561,745
Core deposit intangible	2,807,842	2,807,842
Other assets	1,835,741	1,876,590

Total assets	$305,026,310	$301,820,542

LIABILITIES
Non-interest bearing deposits	$40,800,738	$42,664,536
Savings and interest-bearing demand deposits	110,186,513	123,557,342
Time deposits	102,490,776	92,564,678

Total deposits	$253,478,027	$258,786,556

Federal funds purchased	1,289,000	—
Securities sold under repurchase agreements	7,459,379	5,048,450
Federal Home Loan Bank advance	15,000,000	10,000,000
Other liabilities	1,417,999	1,372,563

Total liabilities	$278,644,405	$275,207,569

SHAREHOLDERS’ EQUITY
Common stock ($5 par value;
Authorized – 5,000,000 shares;
Outstanding – 2,372,126 and 2,385,966 shares)	$11,860,631	$11,929,830
Additional paid-in capital	4,682,783	4,849,436
Retained earnings	10,305,904	9,926,321
Accumulated other comprehensive loss, net	(467,413)	(92,614)

Total shareholders’ equity	$26,381,905	$26,612,973

Total liabilities and shareholders’ equity	$305,026,310	$301,820,542

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter ended June 30, 2006	Quarter ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005
INTEREST INCOME
Loans, including fees	$4,002,733	$3,432,807	$7,879,125	$6,650,955
Securities:
Taxable	257,000	328,179	537,889	629,075
Tax-exempt	189,353	185,183	380,603	371,683
Federal funds sold	47,094	48,342	74,893	124,776

Total interest income	4,496,180	3,994,511	8,872,510	7,776,489

INTEREST EXPENSE
Deposits	1,541,840	1,145,670	3,009,214	2,226,466
Securities sold to repurchase	64,370	26,568	102,588	42,328
Federal funds purchased	20,207	57,461	26,808	94,386
Federal home loan bank advances	186,924	—	287,286	—

Total interest expense	1,813,341	1,229,699	3,425,896	2,363,180

Net interest income	2,682,839	2,764,812	5,446,614	5,413,309
Provision for loan losses	75,000	137,500	150,000	275,000

Net interest income after provision for loan losses	2,607,839	2,627,312	5,296,614	5,138,309

NON-INTEREST INCOME
Income from fiduciary activities	180,651	186,348	353,984	360,805
Service charges and fees on deposit accounts	187,683	177,092	345,674	349,624
Other service charges and fees	298,557	245,414	564,135	453,793
Secondary market lending fees	41,159	55,312	82,283	70,477
Other income	31,202	19,692	54,261	55,779

Total non-interest income	739,252	683,858	1,400,337	1,290,478

NON-INTEREST EXPENSES
Salaries and employee benefits	1,375,469	1,197,503	2,754,187	2,432,251
Occupancy expense	433,968	411,908	864,262	781,231
Bank franchise tax	46,685	57,988	93,369	114,194
Visa expense	132,676	115,125	237,576	212,187
Telephone expense	45,543	47,923	93,086	91,208
Other expenses	582,689	599,310	1,096,275	1,088,035

Total non-interest expenses	2,617,030	2,429,757	5,138,755	4,719,106

Net income before income taxes	730,061	881,413	1,558,196	1,709,681

Income tax expense	202,601	242,776	420,172	467,272

Net income	$527,460	$638,637	$1,138,024	$1,242,409

Basic Earnings Per Share
Average basic shares outstanding	2,370,441	2,363,184	2,372,398	2,358,725
Earnings per share, basic	$0.22	$0.27	$0.48	$0.53

Diluted Earnings Per Share
Average diluted shares outstanding	2,376,237	2,372,860	2,384,935	2,371,910
Earnings per share, diluted	$0.22	$0.27	$0.48	$0.52

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance on January 1, 2005	$11,770,937	$4,621,295	$8,860,506	$566,784	$25,819,522
Comprehensive Income:
Net Income			1,242,409		1,242,409
Changes in unrealized holding gains on securities arising during the period, net of taxes of ($125,481)				(243,581)	(243,581)
Reclassification adjustment for securities gains included in net income, net of taxes of ($64)				(126)	(126)

Total Comprehensive Income					998,702
Cash dividends paid — $0.31/share			(731,636)		(731,636)
Stock repurchases	(9,570)	(19,439)	—	—	(29,009)
Sale of common stock:
Dividends Reinvested	54,362	115,518	—	—	169,880
Stock Options Exercised	34,880	(14,006)	—	—	20,874

Balance on June 30, 2005	$11,850,609	$4,703,368	$9,371,279	$323,077	$26,248,333

Balance on January 1, 2006	$11,929,830	$4,849,436	$9,926,321	$(92,614)	$26,612,973
Comprehensive Income:
Net Income			1,138,024		1,138,024
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($193,078)				(374,799)	(374,799)

Total Comprehensive Income					763,225
Cash dividends paid — $0.32/share			(758,441)		(758,441)
Stock repurchases	(150,000)	(284,407)	—	—	(434,407)
Stock-based compensation		26,965			26,965
Sale of common stock:
Dividends Reinvested	61,071	110,479	—	—	171,550
Stock Options Exercised	19,730	(19,690)	—	—	40

Balance on June 30, 2006	$11,860,631	$4,682,783	$10,305,904	$(467,413)	$26,381,905

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	June 30, 2006	June 30, 2005
Cash Flows From Operating Activities
Net Income	$1,138,024	$1,242,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	464,165	393,157
Net amortization and accretion of securities	9,036	11,793
Provision for loan losses	150,000	275,000
Stock-based compensation	26,965	—
Net securities (gains)	—	(190)
Gain on sale of other real estate owned	—	(164)
(Increase) / decrease in accrued income and other assets	(2,868)	75,459
Increase in other liabilities	238,514	99,697

Net cash provided by operating activities	$2,023,836	$2,097,161

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	810,745	1,106,352
Proceeds from sales of available-for-sale securities	4,583,900	249,997
Purchases of available-for-sale securities	(1,166,807)	(1,538,355)
(Increase) / decrease in interest bearing deposits	(10,863)	4,949
Decrease in Federal funds sold	3,329,770	4,260,231
Loan originations and principal collections, net	(9,966,794)	(11,376,682)
Purchases of premises and equipment	(506,846)	(1,090,097)

Net cash (used in) investing activities	$(2,953,860)	$(8,383,605)

Cash Flows From Financing Activities
Net increase / (decrease) in demand, savings, and other interest-bearing deposits	(15,234,627)	3,091,003
Net increase in time deposits	9,926,098	1,714,286
Net increase / (decrease) in securities sold under repurchase agreements	3,699,929	(873,866)
Increase in FHLB advances	5,000,000	2,500,000
Proceeds from issuance of common stock	171,590	190,754
Dividends paid	(758,441)	(731,636)
Repurchase of common stock	(434,407)	(29,009)

Net cash provided by financing activities	$2,397,107	$5,861,532

Net increase / (decrease) in cash and due from banks	1,467,083	(424,912)

Cash and due from banks at beginning of period	5,213,462	8,572,672

Cash and due from banks at end of period	$6,680,545	$8,147,760

Supplemental Disclosures:
Interest paid	$3,318,092	$2,355,869

Income taxes paid	506,822	490,262

Unrealized loss on investment securities	(567,877)	(369,254)

Loans transferred to other real estate owned	—	11,070

See	Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1: General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”) and 100% of Bay Trust Company, Inc. (the “Trust Company”). The Consolidated Financial Statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia, Inc.

The accounting and reporting policies of the registrant conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the registrant’s 2005 Annual Report to Shareholders.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (“Statement 156”). Statement 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. Statement 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of Statement 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.

The Company does not expect the adoption of Statement 156 at the beginning of 2007 to have a material impact on its financial performance.

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at June 30, 2006, and December 31, 2005, follow:

Available-for-sale securities June 30, 2006 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$11,720,093	$289	$(391,752)	$11,328,630
State and municipal obligations	26,775,076	99,620	(442,942)	26,431,754
Corporate bonds	1,535,896	26,584	—	1,562,480
Restricted securities	1,593,800	—	—	1,593,800

	$41,624,865	$126,493	$(834,694)	$40,916,664

Available-for-sale securities December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$12,270,642	$4,336	$(251,563)	$12,023,415
State and municipal obligations	30,687,331	279,400	(236,528)	30,730,203
Corporate bonds	1,537,938	64,030	—	1,601,968
Restricted securities	1,372,700	—	—	1,372,700

	$45,868,611	$347,766	$(488,091)	$45,728,286

Held-to-maturity securities June 30, 2006 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$450,114	$—	$(13,394)	$436,720

Held-to-maturity securities December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$443,243	$—	$(9,088)	$434,155

Securities with a market value of $12.1 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of June 30, 2006. The market value of pledged securities at year-end 2005 was $11.7 million.

Securities in an unrealized loss position at June 30, 2006, and December 31, 2005, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are temporary. Bonds with unrealized loss positions at June 30, 2006, included 27 federal agencies and 54 municipal bonds, as shown below.

June 30, 2006 (unaudited)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,781,341	$38,452	$9,446,779	$353,287	$11,228,120	$391,752
States and municipal obligations	5,750,618	132,709	8,450,775	323,627	13,764,673	456,336

Total temporarily impaired securities	$7,531,959	$171,161	$17,897,554	$676,914	$24,992,793	$848,088

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$3,432,253	$58,478	$7,887,867	$193,085	$11,320,120	$251,563
States and municipal obligations	8,847,041	144,698	3,025,121	100,918	11,872,162	245,616

Total temporarily impaired securities	$12,279,294	$203,176	$10,912,988	$294,003	$23,192,282	$497,179

No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

Note 3: Loans

The components of loans were as follows:

	June 30, 2006	December 31, 2005
	(unaudited)
Mortgage loans on real estate:
Construction	$47,758,835	$40,998,818
Secured by farmland	678,745	1,329,479
Secured by 1-4 family residential	129,133,423	123,573,952
Other real estate loans	32,832,317	31,045,731
Commercial and industrial loans (not secured by real estate)	19,563,039	22,668,129
Consumer installment loans	10,267,662	10,580,279
All other loans	587,486	595,920
Net deferred loan costs and fees	931,592	1,021,272

Total loans	$241,753,099	$231,813,580
Allowance for loan losses	(2,280,440)	(2,157,716)

Loans, net	$239,472,659	$229,655,864

Loans upon which the accrual of interest has been discontinued totaled $1.6 million as of June 30, 2006, and $253 thousand as of December 31, 2005.

Note 4: Allowance for Loan Losses

	June 30, 2006	December 31, 2005	June 30, 2005
	(unaudited)		(unaudited)
Balance, beginning of year	$2,157,716	$2,032,185	$2,032,185
Provision for loan losses	150,000	559,068	275,000
Recoveries	33,615	83,367	70,871
Loans charged off	(60,891)	(516,904)	(435,911)

Balance, end of year	$2,280,440	$2,157,716	$1,942,145

Information	about impaired loans is as follows:

	June 30, 2006	December 31, 2005
	(unaudited)
Impaired loans for which an allowance has been provided	$1,420,508	$14,188
Impaired loans for which no allowance has been provided	—	—
Total impaired loans	$1,420,508	$14,188

Allowance provided for impaired loans, included in the allowance for loan losses	$689,747	$14,188

Average balance impaired loans	$229,969	$655,279

Interest income recognized	$43,157	$19,388

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Three months ended (Unaudited)	June 30, 2006		June 30, 2005
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,372,398	$0.48	2,358,725	$0.53
Effect of dilutive securities:
Stock options	12,537		13,185
Diluted earnings per share	2,384,935	$0.48	2,371,910	$0.52

As of June 30, 2006 and 2005, options on 135,028 shares and 117,958 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant.

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $27 thousand during the six months of 2006. As of June 30, 2006, there was $28 thousand of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006:

Six Months Ended June 30, 2005
Net income, as reported	$1,242,409
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(12,776)

Pro forma net income	$1,229,633

Earnings per share:
Basic – as reported	$0.53
Basic – pro forma	$0.53
Diluted – as reported	$0.52
Diluted – pro forma	$0.52

Basic Average Shares Outstanding	2,358,725
Diluted Average Shares Outstanding	2,371,910

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award.

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The-Money Options
Options outstanding, January 1	176,939	$15.01	5.4	$9.62
Granted	42,500	$13.60
Forfeited	(22,837)	$14.24
Exercised	(9,100)	$8.50

Options outstanding, June 30	187,502	$15.15	6.4	$13.68

Options exercisable, June 30	151,502	$15.57	5.6	$13.95

Note 7: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at June 30, 2006, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at June 30, 2006.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

(unaudited)

	Pension Benefits		Post Retirement Benefits
Six months ended June 30,	2006	2005	2006	2005
Service cost	$146,065	$152,694	$10,029	$8,508
Interest cost	101,742	98,893	15,723	16,687
Expected return on plan assets	(117,281)	(99,058)	—	—
Amortization of unrecognized prior service cost	8,186	8,186	—	—
Amortization of unrecognized net loss	25,800	31,775	5,371	6,577
Amortization of transition obligation	—	—	1,457	1,457

Net periodic benefit cost	$164,512	$192,490	$32,580	$33,229

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, that it expected to contribute $148,927 to its pension plan and $26,381 to its post-retirement benefit plan in 2006. The Company has made the pension plan contribution in full and has contributed $10,440 toward the post-retirement plan during the first six months of 2006.

Note 9: FHLB Advance

On June 30, 2006, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of one advance for $15.0 million, which was acquired on May 18, 2006. The interest rate on this advance is fixed at 4.81% payable quarterly and matures on May 18, 2011. The FHLB holds an option to terminate this advance on May 18, 2007, or any subsequent quarterly payment date. On June 19, 2006, the Company repaid the $10.0 million advance it had acquired on May 19, 2005.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of June 30, 2006, was $15.3 million.

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

EARNINGS SUMMATION

For the six months ended June 30, 2006, net income was $1.1 million as compared to $1.2 million for the comparable period in 2005, a decrease of 8.4%. Diluted earnings per average share for the six months ended June 30, 2006 were $0.48 as compared to $0.52 for the six months ended June 30, 2005. Annualized return on average assets was 0.8% for the six months ended June 30, 2006, unchanged from the similar period in 2005. Annualized return on average equity was 8.5% for the six months ended June 30, 2006, down from 9.5% for the similar period ended June 30, 2005.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 3.97% for the six months ended June 30, 2006, compared to 3.96% for the same period in 2005.

Net interest income before provision for loan losses for the six months ended June 30, 2006 was $5.4 million, compared to $5.4 million for the six months ended June 30, 2005, a slight increase of 0.6%. Increases in net interest income were driven mainly by increases in loan rates during the six months ended June 30, 2006, compared to the same period in 2005. Average interest-earning assets totaled $284.3 million for the six months ended June 30, 2006 as compared to $283.1 million for the six months ended June 30, 2005, an increase of 0.4%. Average interest-earning assets as a percent of total average assets was 93.5% for the six months ended June 30, 2006 as compared to 93.2% for the comparable period of 2005. The annualized yield on average interest-earning assets for the six months ended June 30, 2006 was 6.38% as compared to 5.63% for the six months ended June 30, 2006.

As loan volume continues to increase and loan rates adjust upward, the Company should realize increasing loan interest income. However, for nearly two years, short term rates, exemplified by the Federal Funds target rate, have been rising faster than long term rates, such as mortgage rates, causing most financial institutions to experience faster increases in cost of funds than in yields on earning assets. A continuation of this rate environment could affect the Company’s net interest margin negatively. Management expects loan growth and positive loan rate adjustments to continue through 2006, in which case interest income should continue to improve. However, management expects the cost of funds, and hence interest expense, to continue to rise. Therefore, the Company continues to diligently manage its cost of funds.

Average interest-bearing liabilities totaled $233.6 million for the six months ended June 30, 2006, as compared to $235.2 million for the six months ended June 30, 2005, a decrease of 0.5%. The annualized cost of interest-bearing liabilities for the six months ended June 30, 2006, was 2.93% as compared to 2.01% for the six months ended June 30, 2006.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities was 3.45% for the six months ended June 30, 2006 and 3.62% for the same period in 2005.

Average total assets for the six months ended June 30, 2006 were $304.1 million as compared to $303.6 million for the six months ended June 30, 2005.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis) (Tthousands)	Six months ended 6/30/2006			Six months ended 6/30/2005
	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST-EARNING ASSETS:
Taxable investments	$22,989	$534	4.64%	$32,572	$627	3.85%
Tax-exempt investments (1)	19,973	577	5.77%	19,609	563	5.74%

Total Investments	42,962	1,111	5.17%	52,181	1,190	4.56%

Gross loans (2)	237,646	7,879	6.63%	221,234	6,651	6.01%
Interest-bearing deposits	139	4	5.92%	113	2	3.25%
Federal funds sold	3,587	75	4.75%	9,550	125	2.61%

TOTAL INTEREST-EARNING ASSETS	$284,334	$9,069	6.38%	$283,078	$7,968	5.63%

INTEREST-BEARING LIABILITIES:
Savings deposits	$60,399	$828	2.74%	$67,200	$643	1.91%
NOW deposits	42,563	158	0.74%	48,185	126	0.52%
Time deposits >= $100,000	30,906	623	4.03%	30,632	510	3.33%
Time deposits < $100,000	65,769	1,244	3.78%	58,623	910	3.10%
Money market deposit accounts	14,950	156	2.09%	17,275	37	0.43%

Total interest bearing deposits	$214,587	$3,009	2.80%	$221,915	$2,226	2.01%

Federal funds purchased	1,004	27	4.79%	152	3	2.98%
Securities sold to repurchase	5,373	103	1.91%	5,183	40	0.77%
FHLB advance	12,652	287	4.54%	7,970	94	2.37%

TOTAL INTEREST-BEARING LIABILITIES	$233,616	$3,426	2.93%	$235,220	$2,363	2.01%

Net interest income/yield on earning assets		$5,642	3.97%		$5,605	3.96%
Net interest rate spread			3.45%			3.62%

Notes:

(1)-Yield and income assumes a federal tax rate of 34%

(2)-Includes Visa Program & nonaccrual loans.

Through the six months ended June 30, 2006, average interest-earning assets were comprised of the loan portfolio with $237.6 million and the investment portfolio with $43.0 million. For the six month period ended June 30, 2006, compared to the same period in 2005, on a fully tax equivalent basis, tax-exempt investment yields increased to 5.77% from 5.74%, and taxable investment yields increased to 4.64% from 3.85%, resulting in an increase in total investment yield to 5.17% from 4.56%. The investment portfolio will provide liquidity as short investments mature during 2006 and 2007.

In the six months ended June 30, 2006, gross loans on average yielded 6.63% as compared to 6.01% for the same period in 2005. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans since 2004. By keeping the re-pricing terms of the loan portfolio short, these assets are positioned well for this rising rate environment.

As short-term rates in the market increased during 2005 and 2006, the Company held its deposit rates wherever possible in order to control its cost of funds. As this rising rate trend continues in the market, increasing competitive pricing pressure, the Company has begun to raise its deposit rates. For the six months ended June 30, 2006 compared to June 30, 2005, the cost of total interest-bearing deposits has increased to 2.80% from 2.01%, with increases in each type of deposit category.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2006, federal funds sold totaled $809 thousand and securities maturing in one year or less totaled $5.4 million, for a total pool of $6.2 million. The liquidity ratio as of June 30, 2006 was 13.2% as compared to 15.9% as of December 31, 2005. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and federal funds sold, by interest-bearing liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio. As cash balances can vary by as much as $4 million daily, it is not unexpected that this ratio may dip below 15% on any given day. In addition, as noted earlier, the Company has $15.3 million available on lines of credit with the FHLB , plus federal fund lines with several correspondent banks.

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

CAPITAL RESOURCES

From December 31, 2005 to June 30, 2006, total shareholders’ equity decreased to $26.4 million from $26.6 million or 0.9%. The Company’s capital resources are impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before accumulated other comprehensive income was $26.8 million on June 30, 2006 and $26.7 on December 31, 2005. Accumulated other comprehensive loss increased by $374.8 thousand between December 31, 2005 and June 30, 2006, which was the major driver for the $231 thousand decrease in total shareholders’ equity.

Another negative effect on shareholders’ equity was $758.4 thousand of cash dividends paid to shareholders. However, $171.6 thousand of these dividends were reinvested through the Company’s Dividend Reinvestment Plan (“DRIP”), reducing the net negative effect. The Company continues to be committed to returning earnings to its shareholders through dividend payments.

Earnings, or net income, is the largest positive contributor to shareholders’ equity, and was $1.1 million during the six month period ended June 30, 2006.

Book value per share, basic, on June 30, 2006, compared to June 30, 2005, increased to $11.12 from $11.07, or 0.5%. Book value per share, basic, before accumulated comprehensive income on June 30, 2006, compared to June 30, 2005, grew to $11.32 from $10.94, an increase of 3.5%. Cash dividends paid for the six months ended June 30, 2006, were $0.32 per share, compared to $0.31 per share, for the comparable period ended June 30, 2005, an increase of 3.7%. Average basic shares outstanding for the six months ended June 30, 2006, were 2,372,398 compared to 2,358,725 for the comparable period ended June 30, 2005.

The Company began a share repurchase program in August of 1999 and has continued the program into 2006. In May of 2006, an additional 100,000 shares were authorized, bringing the total to 280,000 shares available for repurchase. A total of 30,000 shares have been repurchased at an average price of $14.48 during the six-month period ending June 30, 2006.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of June 30, 2006, the Company maintained Tier 1 capital of $24.0 million, net risk weighted assets of $235.3 million, and Tier 2 capital of $2.3 million. On June 30, 2006, the Tier 1 capital to risk weighted assets ratio was 10.2%, the total capital ratio was 11.2%, and the Tier 1 leverage ratio was 8.0%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

Total assets increased by 1.1% during the six-month period ended June 30, 2006. Total assets were $305.0 million at June 30, 2006, as compared to $301.8 million at year-end 2005. Cash and cash equivalents, which produce no income, increased to $6.7 million on June 30, 2006, compared to $5.2 million at year-end 2005.

During the six months ended June 30, 2006, gross loans increased by $9.9 million or 4.3%, to $241.8 million from $231.8 million at year-end 2005. The major components of this increase were construction loans, with 16.5% growth to $47.8 million, and real estate mortgage loans secured by 1-4 family residential collateral, with 4.5% growth to $129.1 million.

For the six months ended June 30, 2006, the Company charged off loans totaling $61 thousand. For the comparable period in 2005, total loans charged off were $436 thousand. The Company maintained $562 thousand of other real estate owned (“OREO”) as of June 30, 2006, which is unchanged from year-end 2005. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $150 thousand through the six months ended June 30, 2006, and the allowance for loan losses as of June 30, 2006, was $2.3 million. The allowance for loan losses, as a percentage of total loans, was 0.94% at June 30, 2006. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process the Company assesses the appropriate provision for the coming quarter. As of June 30, 2006, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of June 30, 2006, $1.7 million of loans were on non-accrual status, of which $1.4 million are considered impaired. There were $251 thousand of loans on non-accrual status as of year-end 2005. On June 30, 2005, non-accrual loans totaled $803 thousand, of which $608 thousand were considered impaired. Impaired loans are those non-accrual loans that are considered commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $851 thousand on June 30, 2006, as compared to $447 thousand on June 30, 2005. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of June 30, 2006, securities available for sale at market value totaled $40.9 million as compared to $45.7 million on December 31, 2005. This represents a net decrease of $4.8 million or 10.5% for the six months. Securities held to maturity were $450 thousand as of June 30, 2006, compared to $443 thousand at December 31, 2005. As of June 30, 2006, the investment portfolio represented 13.6% of total assets and 14.7% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of June 30, 2006, was a net unrealized loss of $708 thousand. The corresponding accumulated loss adjustment to shareholders’ equity was $467 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold.

As of June 30, 2006, total deposits were $253.5 million compared to $258.8 million at year-end 2005. This represents a decrease in balances of $5.3 million or 2.1% during the six months. Components of this decrease include non-interest-bearing deposits, with a 4.4% decrease to $40.8 million, and savings and interest-bearing demand deposits with a 10.8% decrease to 110.2 million. Time deposits increased by 10.7% to $102.5 million.

In July, 2006, the Bank received approval on its application to establish a Colonial Beach, Virginia, branch office, at the intersection of State Routes 205 and 632. Colonial Beach is an incorporated town within Westmoreland County. Accordingly, the Bank intends to construct and occupy a new de novo facility within the next twelve months as the application’s approval provides. This will be the Bank’s 8th banking office and the 2nd in Westmoreland County, an extension of its market to that County’s western end.

In addition to this new branch office, the Bank is renovating its Callao office, located in Northumberland County, Virginia. These construction projects will result in some increases to depreciation and related expense. Management believes that improvements in customer service and an expanded market footprint will reap benefits in excess of costs.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2006 and 2005 totaled $1.4 million and $1.3 million, respectively. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $354 thousand compared to $361 thousand through six months of 2006 versus 2005, service charges on deposit accounts which contributed $346 thousand through six months of 2006 versus $350 thousand for the comparable period in 2005, and other service charges and fees, which contributed $564 thousand compared to $454 thousand through the six months of 2006 and 2005, respectively. The primary component of the increase in other service charges and fees is Visa® income, and secondary market lending fees. Visa® income was $306 thousand for the first six months of 2006, compared to $267 thousand for the same period in 2005. Secondary market lending fees totaled $82 thousand for the six-month period ended June 30, 2006, compared to $52 thousand for the same period in 2005.

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

NON-INTEREST EXPENSE

For the six months ended June 30, 2006, non-interest expenses were $5.1 million compared to $4.7 million for the six month period ended June 30,2005. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the six months ended June 30, 2006, salary and benefit expense was $2.8 million, compared to $2.4 million for the same period of 2005. In preparation for planned growth, the Bank has hired new personnel in key revenue-producing areas of the Bank, which has resulted in this expected increase in salary and benefit expense. Occupancy expense was $864 thousand through the six months ended June 30, 2006 as compared to $781 thousand for the same period of 2005. The Company capitalized an addition to its main office building in May 2005, resulting in increased depreciation expense.

Other expenses include bank franchise taxes which totaled $93 thousand through six months of 2006 and $114 thousand for 2005, expenses related to the Visa® program which were $238 thousand through six months of 2006 and $212 thousand through six months of 2005, telephone expenses which were $93 thousand for the current period and $91 thousand through six months of 2005, and other operating expenses which totaled $1.1 million for the current period versus $1.1 million for the six months ended June 30, 2005. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Treasurer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures are operating effectively in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings. No significant changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of August 2, 2006, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2005

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company began a share repurchase program in August of 1999 and has continued the program into 2006. On May 4, 2006, an additional 100,000 shares were authorized for repurchase, bringing the combined total to 280,000 shares the Company has authorized under the program.

The status of the Company’s stock repurchase program is shown in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April, 2006	3,000	$14.32	3.000	11,128
May, 2006	1,500	14.97	1,500	109,628
June, 2006	3,000	14.93	3,000	106,628

	7,500	$14.69	7,500

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 15, 2006. The stockholders were asked to consider two proposals, as follows:

1.	Election of one Class I director to serve for a term of three years.

2.	Ratification of the Board of Directors’ appointment of Yount, Hyde & Barbour, P.C. as independent auditors of the Company for 2006.

The vote tabulation was as follows:

	Votes For	Votes Withheld	Votes Against
1. Election of one Class I director to serve for a term of three years:

Director
Robert J. Wittman	2,028,515	2,008

2. Yount, Hyde & Barbour, P.C.	2,089,377	1,146	8,124

The following directors’ terms of office continued after the meeting:

Allen C. Marple

Ammon G. Dunton, Jr.

Robert C. Berry, Jr.

Weston F. Conley, Jr.

Richard A. Farmer, III

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

Bay Banks of Virginia, Inc.
(Registrant)

August 2, 2006	By: /s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)