Form 10-Q
period 2006-09-30
BAY BANKS OF VIRGINIA INC
filed 2006-11-06
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  yes    ☐  no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    ☒  no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,371,533 shares of common stock on November 2, 2006.

FORM 10-Q

For the interim period ending September 30, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$10,735,793	$5,213,462
Interest-bearing deposits	133,646	108,403
Federal funds sold	544,171	4,138,806
Securities available for sale, at fair value	41,156,635	45,728,286
Securities held to maturity, at amortized cost (fair value $445,290 and $434,155)	453,589	443,243
Loans, net of allowance for loan losses of $2,339,649 and $2,157,716	245,586,775	229,655,864
Premises and equipment, net	10,220,736	9,966,200
Accrued interest receivable	1,438,200	1,320,101
Other real estate owned	561,745	561,745
Core deposit intangible	2,807,842	2,807,842
Other assets	1,605,880	1,876,590

Total assets	$315,245,012	$301,820,542

LIABILITIES
Non-interest bearing deposits	$48,053,580	$42,664,536
Savings and interest-bearing demand deposits	109,446,376	123,557,342
Time deposits	97,326,953	92,564,678

Total deposits	$254,826,909	$258,786,556

Securities sold under repurchase agreements	6,133,000	5,048,450
Federal funds purchased	900,000	—
Federal Home Loan Bank advances	25,000,000	10,000,000
Other liabilities	1,491,092	1,372,563

Total liabilities	$288,351,001	$275,207,569

SHAREHOLDERS’ EQUITY
Common stock ($5 par value;
Authorized - 5,000,000 shares;
Outstanding - 2,372,533 and 2,385,966 shares)	$11,862,664	$11,929,830
Additional paid-in capital	4,694,847	4,849,436
Retained earnings	10,528,629	9,926,321
Accumulated other comprehensive loss, net	(192,129)	(92,614)

Total shareholders’ equity	$26,894,011	$26,612,973

Total liabilities and shareholders’ equity	$315,245,012	$301,820,542

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
INTEREST INCOME
Loans, including fees	$4,181,414	$3,591,826	$12,060,539	$10,242,781
Securities:
Taxable	264,665	334,201	802,554	963,276
Tax-exempt	188,425	188,450	569,028	560,133
Federal funds sold	12,533	48,616	87,426	173,392

Total interest income	4,647,037	4,163,093	13,519,547	11,939,582

INTEREST EXPENSE
Deposits	1,661,745	1,224,480	4,670,959	3,450,946
Securities sold under repurchase agreements	70,558	31,733	173,146	74,061
Federal funds purchased	41,639	—	68,447	—
Federal Home Loan Bank advances and other short-term borrowings	205,533	67,247	492,819	161,633

Total interest expense	1,979,475	1,323,460	5,405,371	3,686,640

Net interest income	2,667,562	2,839,633	8,114,176	8,252,942
Provision for loan losses	75,000	137,500	225,000	412,500

Net interest income after provision for loan losses	2,592,562	2,702,133	7,889,176	7,840,442

NON-INTEREST INCOME
Income from fiduciary activities	168,625	179,049	522,609	539,854
Service charges and fees on deposit accounts	197,781	201,682	543,455	551,306
Other service charges and fees	474,226	272,851	1,038,361	726,644
Secondary market lending fees	45,843	52,782	128,126	123,259
Net securities gains/(losses)	—	(48)	—	142
Other income	13,186	49,037	67,447	104,626

Total non-interest income	899,661	755,353	2,299,998	2,045,831

NON-INTEREST EXPENSES
Salaries and employee benefits	1,418,275	1,283,009	4,172,462	3,715,260
Occupancy expense	433,625	465,215	1,297,887	1,246,446
Bank franchise tax	46,684	31,760	140,053	145,954
Visa expense	163,267	130,342	400,843	342,529
Telephone expense	51,944	47,865	145,030	139,073
Other expenses	559,160	547,858	1,655,435	1,635,893

Total non-interest expenses	2,672,955	2,506,049	7,811,710	7,225,155

Net income before income taxes	819,268	951,437	2,377,464	2,661,118

Income tax expense	217,515	264,604	637,687	731,876

Net income	$601,753	$686,833	$1,739,777	$1,929,242

Basic Earnings Per Share

Average basic shares outstanding	2,375,567	2,371,752	2,373,466	2,363,115
Earnings per share, basic	$0.25	$0.29	$0.73	$0.82

Diluted Earnings Per Share

Average diluted shares outstanding	2,377,471	2,380,625	2,378,280	2,374,835
Earnings per share, diluted	$0.25	$0.29	$0.73	$0.81

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance on January 1, 2005	$11,770,937	$4,621,295	$8,860,506	$566,784	$25,819,522
Comprehensive Income:
Net Income			1,929,242		1,929,242
Changes in unrealized holding losses on securities arising during the period, net of taxes of ($194,937)	—	—	—	(378,504)	(378,504)
Reclassification adjustment for securities gains included in net income, net of taxes of ($48)	—	—	—	(94)	(94)

Total Comprehensive Income/(loss)	—	—	1,929,242	(378,598)	1,550,644

Cash dividends paid — $0.465/share			(1,099,807)		(1,099,807)
Stock repurchases	(9,570)	(19,439)	—		(29,009)
Sale of common stock:
Dividends Reinvested	82,987	172,767	—	—	255,754
Stock Options exercised:	60,730	27,670	—	—	88,400

Balance on September 30, 2005	$11,905,084	$4,802,293	$9,689,941	$188,186	$26,585,504

Balance on January 1, 2006	$11,929,830	$4,849,436	$9,926,321	$(92,614)	$26,612,973
Comprehensive Income:
Net Income			1,739,777		1,739,777
Changes in unrealized holding losses on securities arising during the period, net of taxes of ($51,265)	—	—	—	(99,515)	(99,515)
Reclassification adjustment for securities gains included in net income	—	—	—	—	—

Total Comprehensive Income/(loss)	—	—	1,739,777	(99,515)	1,640,262

Cash dividends paid — $0.48/share			(1,137,469)		(1,137,469)
Stock repurchases	(178,500)	(336,472)	—		(514,972)
Stock-based compensation		36,133			36,133
Sale of common stock:
Dividends Reinvested	91,604	165,440	—	—	257,044
Stock Options exercised:	19,730	(19,690)	—	—	40

Balance on September 30, 2006	$11,862,664	$4,694,847	$10,528,629	$(192,129)	$26,894,011

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	September 30, 2006	September 30, 2005
Cash Flows From Operating Activities
Net Income	$1,739,777	$1,929,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	703,752	605,637
Net amortization and accretion of securities	12,981	19,685
Provision for loan losses	225,000	412,500
Stock-based compensation	36,133	—
Net securities (gains)	—	(142)
Gain on sale of other real estate owned	—	(10,581)
Decrease in accrued income and other assets	156,524	77,708
Increase in other liabilities	169,794	45,024

Net cash provided by operating activities	$3,043,961	$3,079,073

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	930,451	1,152,033
Proceeds from sales of available-for-sale securities	5,083,900	900,000
Purchases of available-for-sale securities	(1,616,807)	(2,529,322)
Increase in interest bearing deposits	(25,243)	(6,029)
Decrease in Federal funds sold	3,594,635	11,762,480
Loan originations and principal collections, net	(16,156,199)	(16,129,127)
Purchases of premises and equipment	(961,913)	(1,421,776)

Net cash (used in) investing activities	$(9,151,176)	$(6,271,741)

Cash Flows From Financing Activities
Net increase / (decrease) in demand, savings, and other interest-bearing deposits	(8,721,922)	2,002,354
Net increase / (decrease) in time deposits	4,762,275	(2,639,977)
Net increase / (decrease) in securities sold under repurchase agreements and federal funds purchased	1,984,550	(1,027,848)
Increase in FHLB advances	15,000,000	2,500,000
Proceeds from issuance of common stock	257,084	344,153
Dividends paid	(1,137,469)	(1,099,806)
Repurchase of common stock	(514,972)	(29,009)

Net cash provided by financing activities	$11,629,546	$49,867

Net increase / (decrease) in cash and due from banks	5,522,331	(3,142,801)

Cash and due from banks at beginning of period	5,213,462	$8,572,672

Cash and due from banks at end of period	$10,735,793	$5,429,871

Supplemental Disclosures:
Interest paid	$5,268,443	$3,692,653

Income taxes paid	743,786	710,073

Unrealized loss on investment securities	(150,780)	(573,633)

Loans transferred to other real estate owned	—	545,000

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1: General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”) and 100% of Bay Trust Company, Inc. (the “Trust Company”). The Consolidated Financial Statements include the accounts of the Bank, the Trust Company, and Bay Banks of Virginia, Inc.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to the general practices within the banking industry. However, in management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2005 Annual Report to Shareholders.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements..

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the impact of SFAS 158.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at September 30, 2006, and December 31, 2005, follow:

Available-for-sale securities September 30, 2006 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$11,201,450	$1,823	$(206,189)	$10,997,084
State and municipal obligations	26,667,606	161,063	(287,973)	26,540,696
Corporate bonds	1,534,884	40,171	—	1,575,055
Restricted securities	2,043,800	—	—	2,043,800

	$41,447,740	$203,057	$(494,162)	$41,156,635

Available-for-sale securities December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$12,270,642	$4,336	$(251,563)	$12,023,415
State and municipal obligations	30,687,331	279,400	(236,528)	30,730,203
Corporate bonds	1,537,938	64,030	—	1,601,968
Restricted securities	1,372,700	—	—	1,372,700

	$45,868,611	$347,766	$(488,091)	$45,728,286

Held-to-maturity securities September 30, 2006 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$453,589	$—	$(8,299)	$445,290

Held-to-maturity securities December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$443,243	$—	$(9,088)	$434,155

Securities with a market value of $12.3 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of September 30, 2006. The market value of pledged securities at year-end 2005 was $11.7 million.

Securities in an unrealized loss position at September 30, 2006, and December 31, 2005, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are temporary. Bonds with unrealized loss positions at September 30, 2006, included 24 federal agencies and 48 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
September 30, 2006 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$993,500	$6,500	$9,855,270	$199,689	$10,848,770	$206,189
States and municipal obligations	1,793,785	13,934	11,172,431	282,338	12,966,216	296,272

Total temporarily impaired securities	$2,787,285	$20,434	$21,027,701	$482,027	$23,814,986	$502,461

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$3,432,253	$58,478	$7,887,867	$193,085	$11,320,120	$251,563
States and municipal obligations	8,847,041	144,698	3,025,121	100,918	11,872,162	245,616

Total temporarily impaired securities	$12,279,294	$203,176	$10,912,988	$294,003	$23,192,282	$497,179

No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

Note 3: Loans

The components of loans were as follows:

	September 30, 2006	December 31, 2005
	(unaudited)
Mortgage loans on real estate:
Construction	$50,949,940	$40,998,818
Secured by farmland	678,745	1,329,479
Secured by 1-4 family residential	135,462,359	123,573,952
Other real estate loans	32,365,982	31,045,731
Commercial and industrial loans (not secured by real estate)	18,424,136	22,668,129
Consumer installment loans	8,552,063	10,580,279
All other loans	624,469	595,920
Net deferred loan costs and fees	868,730	1,021,272

Total loans	$247,926,424	$231,813,580
Allowance for loan losses	(2,339,649)	(2,157,716)

Loans, net	$245,586,775	$229,655,864

Loans upon which the accrual of interest has been discontinued totaled $544 thousand as of September 30, 2006, and $251 thousand as of December 31, 2005.

Note 4: Allowance for Loan Losses

	September 30, 2006	December 31, 2005	September 30, 2005
	(unaudited)		(unaudited)
Balance, beginning of year	$2,157,716	$2,032,185	$2,032,185
Provision for loan losses	225,000	559,068	412,500
Recoveries	36,424	83,367	77.256
Loans charged off	(79,491)	(516,904)	(497,289)

Balance, end of year	$2,339,649	$2,157,716	$2,024,652

Information about impaired loans is as follows:

		September 30, 2006	December 31, 2005
		(unaudited)
Impaired loans for which an allowance has been provided		$10,883	$14,188
Impaired loans for which no allowance has been provided		303,905	—

Total impaired loans		$314,788	$14,188

Allowance provided for impaired loans, included in the allowance for loan losses		$11,420	$14,188

Average balance impaired loans		$217,111	$655,279

Interest income recognized (collected $10,519 and $19,388)		$10,595	$19,388

Due to the expectation of foreclosure proceeds, one impaired loan had no allowance provided as of September 30, 2006.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	September 30, 2006		September 30, 2005
Nine months ended (Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,373,466	$0.73	2,363,115	$0.82
Effect of dilutive securities:
Stock options	4,814		11,720
Diluted earnings per share	2,378,280	$0.73	2,374,835	$0.81

As of September 30, 2006 and 2005, options on 132,469 shares and 122,588 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $36 thousand during the first nine months of 2006. As of September 30, 2006, there was $19 thousand of unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining vesting period.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123R, “Accounting for Stock-Based Compensation,” prior to January 1, 2006:

Nine Months Ended September 30, 2005
Net income, as reported	$1,929,242
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,105)
Pro forma net income	$1,920,137

Earnings per share:
Basic - as reported	$0.82
Basic - pro forma	$0.81
Diluted - as reported	$0.81
Diluted - pro forma	$0.81

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the vesting period of the award.

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Value of Unexercised In-The-Money Options
Options outstanding, January 1	176,939	$15.01	5.4	$9.62

Granted	42,500	$13.60
Forfeited	(22,096)	$15.40
Exercised	(9,100)	$8.50
Expired	(3,800)	$8.50
Options outstanding, September 30	184,443	$15.15	6.1	$13.26

Options exercisable, September 30	148,943	$15.56	5.29	$12.97

Note 7: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at September 30, 2006, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at September 30, 2006.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

(unaudited)

	Pension Benefits		Post Retirement Benefits
Nine months ended September 30,	2006	2005	2006	2005
Service cost	$219,097	$229,042	$15,043	$12,763
Interest cost	152,613	148,339	23,584	25,030
Expected return on plan assets	(175,922)	(148,587)	—	—
Amortization of unrecognized prior service cost	12,279	12,279	—	—
Amortization of unrecognized net loss	38,701	47,662	8,057	8,965
Amortization of transition obligation	—	—	2,185	2,185

Net periodic benefit cost	$246,768	$288,735	$48,869	$48,943

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, that it expected to contribute $148,927 to its pension plan and $26,381 to its post-retirement benefit plan in 2006. The Company has made the pension plan contribution in full and has contributed $15,660 toward the post-retirement plan during the first nine months of 2006.

Note 9: FHLB Advance

On September 30, 2006, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of two advances, one for $15.0 million, which was acquired on May 18, 2006, and another for $10.0 million, which was acquired on September 12, 2006. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The FHLB holds an option to terminate the $15 million advance on May 18, 2007, or any subsequent quarterly payment date. Similarly, they hold an option to terminate the $10 million advance on September 12, 2007, or any subsequent quarterly payment date.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of September 30, 2006, was $6.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of the Company. This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

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

EARNINGS SUMMATION

For the nine months ended September 30, 2006, net income was $1.7 million as compared to $1.9 million for the comparable period in 2005, a decrease of 9.8%. Diluted earnings per average share for the nine months ended September 30, 2006 were $0.73 as compared to $0.81 for the nine months ended September 30, 2005. Annualized return on average assets was 0.8% for the nine months ended September 30, 2006, unchanged from the similar period in 2005. Annualized return on average equity was 9.5% for the nine months ended September 30, 2006, down from 9.7% for the similar period ended September 30, 2005.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 3.93% for the nine months ended September 30, 2006, compared to 4.01% for the same period in 2005.

Net interest income before provision for loan losses for the nine months ended September 30, 2006 was $8.1 million, compared to $8.2 million for the nine months ended September 30, 2005, an decrease of 1.7%. Increases in net interest income were driven mainly by increases in loan rates during the nine months ended September 30, 2006, compared to the same period in 2005. Average interest-earning assets totaled $285.2 million for the nine months ended September 30, 2006 as compared to $284.3 million for the nine months ended September 30, 2005, an increase of 0.3%. Average interest-earning assets as a percent of total average assets was 93.5% for the nine months ended September 30, 2006 as compared to 93.3% for the comparable period of 2005. The annualized yield on average interest-earning assets for the nine months ended September 30, 2006 was 6.46% as compared to 5.73% for the nine months ended September 30, 2005.

For nearly two years, short term rates, exemplified by the Federal Funds target rate, have been rising faster than long term rates, such as mortgage rates, causing most financial institutions to experience faster increases in cost of funds than in yields on earning assets. A continuation of this rate environment could affect the Company’s net interest margin negatively. Management expects positive loan rate adjustments to continue through 2006, in which case interest income should continue to improve. However, management expects the cost of funds, and hence interest expense, to continue to rise. Therefore, the Company continues to diligently manage its cost of funds.

Average interest-bearing liabilities totaled $234.8 million for the nine months ended September 30, 2006, as compared to $234.2 million for the nine months ended September 30, 2005, an increase of 0.2%. The annualized cost of interest-bearing liabilities for the nine months ended September 30, 2006, was 3.07% as compared to 2.10% for the nine months ended September 30, 2005.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities was 3.39% for the nine months ended September 30, 2006 and 3.64% for the same period in 2005.

Average total assets for the nine months ended September 30, 2006 were $304.9 million as compared to $304.8 million for the nine months ended September 30, 2005.

Net Interest Income Analysis (unaudited)

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
(Fully taxable equivalent basis) (Dollars in thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	$22,449	$796	4.73%	$32,458	$960	3.94%
Tax-exempt investments (1)	19,885	862	5.78%	19,704	849	5.74%

Total Investments	42,334	1,658	5.22%	52,162	1,809	4.63%

Gross loans (2)	239,983	12,061	6.70%	224,044	10,243	6.10%
Interest-bearing deposits	144	7	6.19%	117	2	2.72%
Fed funds sold	2,702	87	4.31%	7,952	173	2.91%

TOTAL INTEREST EARNING ASSETS	$285,163	$13,813	6.46%	$284,275	$12,227	5.73%

INTEREST-BEARING LIABILITIES:
Savings deposits	$59,372	$1,256	2.82%	$66,562	$1,005	2.01%
NOW deposits	41,061	237	0.77%	47,925	197	0.55%
Time deposits >= $100,000	31,990	1,003	4.18%	30,392	782	3.43%
Time deposits < $100,000	66,203	1,943	3.91%	58,721	1,404	3.19%
Money market deposit accounts	14,613	232	2.11%	16,763	63	0.50%

Total interest bearing deposits	$213,239	$4,671	2.92%	$220,363	$3,451	2.09%

Fed funds purchased	1,617	68	5.64%	217	6	3.89%
Securities sold to repurchase	5,772	173	4.00%	5,016	68	1.80%
FHLB advance	14,139	493	4.65%	8,654	162	2.49%

TOTAL INTEREST-BEARING LIABILITIES	$234,767	$5,405	3.07%	$234,250	$3,687	2.10%

Net interest income/yield on earning assets		$8,408	3.93%		$8,540	4.01%
Net interest rate spread			3.39%			3.64%

Notes:

(1)-Yield and income assumes a federal tax rate of 34%.

(2)-Includes Visa Program & nonaccrual loans.

Through the nine months ended September 30, 2006, average interest-earning assets were comprised of the loan portfolio with $239.9 million and the investment portfolio with $42.0 million. For the nine month period ended September 30, 2006, compared to the same period in 2005, on a fully tax equivalent basis, tax-exempt investment yields increased to 5.78% from 5.74%, and taxable investment yields increased to 4.73% from 3.94%, resulting in an increase in total investment yield to 5.22% from 4.63%. The investment portfolio will provide liquidity as short investments mature during 2006 and 2007.

In the nine months ended September 30, 2006, gross loans on average yielded 6.70% as compared to 6.10% for the same period in 2005. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans since 2004. By keeping the re-pricing terms of the loan portfolio short, these assets have been positioned well for this recent rising rate environment.

As short-term rates in the market increased during 2005 and 2006, the Company held its deposit rates wherever possible in order to control its cost of funds. As this rising rate trend continues in the market, increasing competitive pricing pressure, the Company has begun to raise its deposit rates. For the nine months ended September 30, 2006 compared to September 30, 2005, the cost of total interest-bearing deposits has increased to 2.92% from 2.09%, with increases in each type of deposit category.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2006, federal funds sold totaled $544 thousand and securities maturing in one year or less totaled $5.8 million, for a total pool of $6.3 million. The liquidity ratio as of September 30, 2006 was 14.1% as compared to 15.9% as of December 31, 2005. The Company determines this ratio by dividing the sum of cash and cash equivalents, unpledged investment securities and federal funds sold, by interest-bearing liabilities. Management, through historical analysis, has deemed 15% an adequate liquidity ratio. As cash balances can vary by as much as $4 million daily, it is not unexpected that this ratio may drop below 15% on any given day. In addition, as noted earlier, the Company has $6.5 million available on lines of credit with the FHLB, plus federal fund lines with several correspondent banks.

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

CAPITAL RESOURCES

From December 31, 2005 to September 30, 2006, total shareholders’ equity increased to $26.9 million from $26.6 million or 1.0%. The Company’s capital resources are impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before accumulated other comprehensive loss was $27.1 million on September 30, 2006 and $26.7 million on December 31, 2005. Accumulated other comprehensive loss increased by $99.5 thousand between December 31, 2005 and September 30, 2006.

Another effect on shareholders’ equity was $1.1 million of cash dividends paid to shareholders. However, $257 thousand of these dividends were reinvested through the Company’s Dividend Reinvestment Plan (“DRIP”), reducing the net effect. The Company continues to be committed to returning earnings to its shareholders through dividend payments.

Earnings, or net income, is the largest positive contributor to shareholders’ equity, and was $1.7 million during the nine month period ended September 30, 2006.

Book value per share, basic, on September 30, 2006, compared to September 30, 2005, increased to $11.34 from $11.17, or 1.5%. Book value per share, basic, before accumulated comprehensive loss on September 30, 2006, compared to September 30, 2005, grew to $11.42 from $11.09, an increase of 3.0%. Cash dividends paid for the nine months ended September 30, 2006, were $0.48 per share, compared to $0.465 per share, for the comparable period ended September 30, 2005, an increase of 3.2%. Average basic shares outstanding for the nine months ended September 30, 2006, were 2,373,466 compared to 2,363,115 for the comparable period ended September 30, 2005.

The Company began a share repurchase program in August of 1999 and has continued the program into 2006. In May of 2006, an additional 100,000 shares were authorized, bringing the total to 280,000 shares available for repurchase. A total of 35,700 shares have been repurchased at an average price of $14.42 during the nine-month period ending September 30, 2006.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of September 30, 2006, the Company maintained Tier 1 capital of $24.3 million, net risk weighted assets of $238.2 million, and Tier 2 capital of $2.3 million. On September 30, 2006, the Tier 1 capital to risk weighted assets ratio was 10.2%, the total capital ratio was 11.2%, and the Tier 1 leverage ratio was 8.0%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

Total assets increased by 4.4% during the nine-month period ended September 30, 2006. Total assets were $315.2 million at September 30, 2006, as compared to $301.8 million at year-end 2005. Cash and cash equivalents, which produce no income, increased to $10.7 million on September 30, 2006, compared to $5.2 million at year-end 2005.

During the nine months ended September 30, 2006, gross loans increased by $16.1 million or 6.9%, to $247.9 million from $231.8 million at year-end 2005. The major components of this increase were construction loans, with 24.3% growth to $50.9 million, and real estate mortgage loans secured by 1-4 family residential collateral, with 9.6% growth to $135.5 million.

For the nine months ended September 30, 2006, the Company charged off loans totaling $79 thousand. For the comparable period in 2005, total loans charged off were $497 thousand. The Company maintained $562 thousand of other real estate owned (“OREO”) as of September 30, 2006, which is unchanged from year-end 2005. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $225 thousand through the nine months ended September 30, 2006, and the allowance for loan losses as of September 30, 2006, was $2.3 million. The allowance for loan losses, as a percentage of total loans, was 0.94% at September 30, 2006. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process, the Company assesses the appropriate provision for the coming quarter. As of September 30, 2006, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of September 30, 2006, $544 thousand of loans were on non-accrual status, of which $315 thousand are considered impaired. There were $251 thousand of loans on non-accrual status as of year-end 2005. On September 30, 2005, non-accrual loans totaled $243 thousand, of which $15 thousand were considered impaired. Impaired loans are those non-accrual loans that are considered commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $579 thousand on September 30, 2006, as compared to $2.0 million on September 30, 2005. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of September 30, 2006, securities available for sale at market value totaled $41.2 million as compared to $45.7 million on December 31, 2005. This represents a net decrease of $4.6 million or 10.0% for the nine months. Securities held to maturity were $454 thousand as of September 30, 2006, compared to $443 thousand at December 31, 2005. As of September 30, 2006, the investment portfolio represented 13.2% of total assets and 14.5% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of September 30, 2006, was a net unrealized loss of $291 thousand. The corresponding accumulated loss adjustment to shareholders’ equity was $192 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold.

As of September 30, 2006, total deposits were $254.8 million compared to $258.8 million at year-end 2005. This represents a decrease in balances of $4.0 million or 1.5% during the nine months. Components of this decrease include savings and interest-bearing demand deposits with a 11.4% decrease to 109.4 million. Time deposits increased by 5.1% to $97.3 million as well as non-interest-bearing deposits, with a 12.6% increase to $48.1million,.

In July of 2006, the Bank received approval on its application to establish a Colonial Beach, Virginia, branch office, at the intersection of State Routes 205 and 632. Colonial Beach is an incorporated town within Westmoreland County. Accordingly, the Bank intends to construct and occupy a new facility within twelve months of this application’s approval date. This will be the Bank’s 8th banking office and the 2nd in Westmoreland County, an extension of its market to that County’s western end.

In addition to this new branch office, the Bank is renovating its Callao office, located in Northumberland County, Virginia. These construction projects will result in some increases to depreciation and related expense. Management believes that improvements in customer service and an expanded market footprint will reap benefits in excess of costs.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2006 and 2005 totaled $2.3 million and $2.0 million, respectively. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $523 thousand compared to $540 thousand through nine months of 2006 versus 2005, service charges on deposit accounts which contributed $543 thousand through nine months of 2006 versus $551 thousand for the comparable period in 2005, and other service charges and fees, which contributed $1.0 million compared to $727 thousand through the nine months of 2006 and 2005, respectively. The primary component of the increase in other service charges and fees is non-deposit product fee income and Visa® income. Non-deposit product fee income was $355 thousand for the first nine months of 2006, compared to $128 thousand for the similar period in 2005. Visa® income was $508 thousand for the first nine months of 2006, compared to $436 thousand for the same period in 2005. Secondary market lending fees totaled $128 thousand for the nine-month period ended September 30, 2006, compared to $123 thousand for the same period in 2005.

The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRA’s both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned.

Management continues to explore methods of increasing non-interest income. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee-based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2006, non-interest expenses were $7.8 million compared to $7.2 million for the nine month period ended September 30,2005. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the nine months ended September 30, 2006, salary and benefit expense was $4.2 million, compared to $3.7 million for the same period of 2005. In preparation for planned growth, the Bank has hired new personnel in key revenue-producing areas of the Bank, which has resulted in this expected increase in salary and benefit expense. Occupancy expense was $1.3 million through the nine months ended September 30, 2006 as compared to $1.2 million for the same period of 2005.

Other expenses include bank franchise taxes which totaled $140 thousand through nine months of 2006 and $146 thousand for 2005, expenses related to the Visa® program which were $401 thousand through nine months of 2006 and $342 thousand through nine months of 2005, telephone expenses which were $145 thousand for the current period and $139 thousand through nine months of 2005, and other operating expenses which totaled $1.7 million for the current period versus $1.6 million for the nine months ended September 30, 2005. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of November 6, 2006, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company began a share repurchase program in August of 1999 and has continued the program into 2006. On May 4, 2006, an additional 100,000 shares were authorized for repurchase, bringing the combined total to 280,000 shares the Company has authorized under the program.

The status of the Company’s stock repurchase program is shown in the table below.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2006	2,500	$14.59	2,500	104,128
August, 2006	700	$14.41	700	103,428
September, 2006	2,500	$13.60	2,500	100,928

Total	5,700	$14.13	5,700

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

Bay Banks of Virginia, Inc.
(Registrant)

November 6, 2006	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)