Form 10-K
period 2006-12-31
BAY BANKS OF VIRGINIA INC
filed 2007-03-23
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2006, based on the closing sale price of the registrant’s common stock on June 29, 2006, was $34,968,223.

The number of shares outstanding of the registrant’s common stock as of March 22, 2007 was 2,370,727.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2006 are incorporated by reference into Part III of this Form 10-K.

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

The Bank is a state-chartered bank and a member of the Federal Reserve System. The Bank services individual and commercial customers, the majority of which are in the Northern Neck of Virginia, by providing a full range of banking and related financial services, including checking, savings, other depository services, commercial and industrial loans, residential and commercial mortgages, home equity loans, consumer installment loans, investment brokerage services, insurance, credit cards, and online banking.

The Bank has two offices located in Kilmarnock, Virginia, and one office each in White Stone, Warsaw, Montross, Heathsville, and Callao, Virginia. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank opened for business in 1930 and has partnered with the community to ensure responsible growth and development since that time.

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

The Company had total assets of $309.7 million, deposits of $251.6 million, and shareholders equity of $26.4 million as of December 31, 2006.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of services to its customers in its market area. These services are summarized as follows.

Real Estate Lending. The Bank’s real estate loan portfolio is the largest segment of the loan portfolio. The majority of the Bank’s real estate loans are adjustable rate mortgages on one-to-four family residential properties. These mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank underwrites mainly adjustable rate mortgages as the marketplace allows. Home equity lines of credit are also offered. Construction loans with a twelve-month term are another component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These loans are typically written at 80% loan to value and either vary with the prime rate of interest, or adjust in one, three, or five year terms.

The Company also offers secondary market loan origination. Through the Bank, customers may apply for a home mortgage that will be underwritten in accordance with the guidelines of either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Corporation (“FNMA”). These loans are then sold into the secondary market or to FNMA on a loan-by-loan basis. The Bank retains servicing on loans sold to FNMA, and continues to earn a portion of interest income over the life of the loan. The Bank earns origination fees through offering this service. Customers, upon approval, receive a fixed or adjustable rate of interest with amortization terms up to 30 years. Since these loans are sold into the secondary market, the Company earns no future interest income, nor does it incur any interest rate or re-pricing risk.

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

Business Development. The Bank offers several services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, and a full line of commercial lending options. The Bank also offers Small Business Administration loan products to include the 504 Program, which provides long term funding for commercial real estate and long-lived equipment. This allows commercial customers to apply for favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

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

Bay Trust Company. The Trust Company offers a broad range of investment services as well as traditional trust and related fiduciary services. Included are estate planning and settlement, revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment management accounts, and managed, as well as self-directed rollover Individual Retirement Accounts.

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

CAPITAL REQUIREMENTS

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2006 were 10.5% and 11.4%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average risk-weighted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2006, was 8.1%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

DEPOSIT INSURANCE

The FDIC insures the deposits of the Bank up to the limits set forth under applicable law. On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. The new law merged the old Bank Insurance Fund and Savings Association Insurance Fund into the single Deposit Insurance Fund (the “DIF”), increased deposit insurance coverage for IRAs to $250,000, provides for the further increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the DIF at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the DIF. Under the new risk-based assessment system, which became effective in the beginning of 2007, the FDIC will evaluate each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial rations, and (3) its long-term debt issuer rating, if the bank has one. The new rates for most banks will vary between five and seven cents for every $100 of domestic deposits.

Applied to the Bank’s assessment base of approximately $248 million, these new regulations translate to an annual deposit premium estimated between $124,000 and $173,600. Most banks, including Bank of Lancaster, have not been required to pay any deposit insurance premiums since 1995. As part of the reform, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the majority of banks will have assessments credits to initially offset all of their premiums in 2007. The preliminary assessment credit for the Bank was calculated at $196,962. The assessment credit will be recognized on a go-forward basis to reduce future deposit premiums. Accordingly, the Company expects the reinstitution of deposit premiums by the FDIC will not have a material effect on the Company’s financial condition, results of operations or cash flows in 2007. However, the level of annual deposit premiums is dependent on the amount of the Bank’s deposit assessment base. Therefore, assuming the deposit base grows to approximately $273 million in 2008 and 2009, the annual deposit premiums will result in higher general and administrative expenses of $5,000 to $60,000 in 2008, and $136,500 to $191,100 in 2009.

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

USA PATRIOT ACT OF 2001

In October, 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Northern Virginia, which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The continuing and potential impact of the USA Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

CHECK 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. Check 21 gives “substitute checks,” such as a digital image of a check, and copies made from that image, the same legal standing as the original paper check. Some of the major provisions of Check 21 include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

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

REPORTING OBLIGATIONS UNDER SECURITIES LAWS

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the SEC. As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 and regulations promulgated there under by the SEC, which are aimed at improving corporate governance and reporting procedures. The Company is complying with the rules and regulations implemented pursuant to the Sarbanes-Oxley Act and intends to comply with any applicable rules and regulations implemented in the future.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by several regulatory agencies. Compliance with these regulations is costly and restricts activities such as payment of dividends, mergers and acquisitions, investments, loans, interest rates charged, interest rates paid, and locations of offices. The Company is also required to maintain adequate capital. The laws and regulations applicable to the banking industry can change at any time, and it is difficult to predict their effects on profitability.

Concentration of credit exposure to residential real estate can cause the Company’s profitability to be sensitive to changes in this market.

If the local residential real estate market were to experience a downturn, the Company’s ability to generate new loans could be effected. Also, if these borrowers become less able to perform the obligations of their mortgage agreements, earnings could be negatively impacted.

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

This includes reputational risk, legal and compliance risk, risk of fraud or theft by employees or outsiders, unauthorized transactions by employees, and operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or communications systems.

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

Accounting standard setters, including the Financial Accounting Standards Board (“FASB”), the Public Company Accounting Oversight Board (“PCAOB”), the SEC, and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be difficult to predict and can materially effect how the Company records and reports its financial condition and results of operations.

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

The trading volume of the Company’s stock is low relative to larger companies. Management cannot predict the effect, if any, the availability of shares of our common stock in the market will have on its market price. The Company can give no assurance that sales of substantial amounts of its common stock in the market would not cause the price of its common stock to decline. The market price of the Company’s common stock may fluctuate, and this may be unrelated to its financial performance. General market price declines, overall market volatility, or financial services industry price declines could adversely affect the market price of the Company’s common stock.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Company. The Company’s subsidiaries own or lease various other offices in the counties or towns in which they operate.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2006.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the year-ended December 31, 2006.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTC Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares. There were 2,374,727 shares of the Company’s stock outstanding at the close of business on December 31, 2006, which were held by 721 shareholders of record.

The following table summarizes the high and low closing sales prices and dividends declared for the two years ended December 31, 2006.

	Market Values				Declared Dividends
	2006		2005
	High	Low	High	Low	2006	2005
First Quarter	$15.00	$13.35	$15.75	$14.85	$0.16	$0.155
Second Quarter	15.40	13.40	16.00	14.35	0.16	0.155
Third Quarter	14.75	13.60	15.75	14.60	0.16	0.155
Fourth Quarter	15.23	14.00	15.00	14.00	0.165	0.16

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

Stock Performance Graph

The graph and table below compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Stock Market Composite Index, and a peer group index (the “ Bay Banks of Virginia Custom Peer Group Index”) that includes financial institutions from the SNL Securities Mid-Atlantic less than $500 million in total assets Bank Index (the “SNL Index”), for the five year period ended December 31, 2006, assuming that an investment of $100 was made on December 31, 2001 and dividends were reinvested. The SNL Index is a published industry index providing a market capitalization weighted measure of the total return of financial institutions with total assets below $500 million. The SNL Index is comprised only of those financial institutions that trade on the NASDAQ stock markets and on the American Stock Exchange. The Mid-Atlantic Bank Peer Group Index contains all of the banks in the SNL Index and also includes financial institutions (from Delaware; Maryland; New Jersey; New York; Pennsylvania; and Washington D.C.) that have less than $500 million in total assets that trade on the OTC Bulletin Board and the Pink Sheets, an electronic quotation system established by Pink Sheets LLC. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company’s stock.

Total Return Performance

Bay Banks of Virginia, Inc.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Bay Banks of Virginia, Inc.	100.00	95.55	100.65	98.45	102.26	108.74
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
Bay Banks of Virginia Custom Peer Group*	100.00	113.80	178.66	208.48	216.25	221.40

*	Bay Banks Custom Peer Group consists of 125 Mid-Atlantic Banks with Assets <$500 million

The Company began a share repurchase program in August of 1999 and has continued the program into 2005. The combined plans authorize the repurchase of 180,000 shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October, 2006	1,000	$14.20	1,000	99,928
November, 2006	—	—	—	99,928
December, 2006	3,000	14.53	3,000	96,928

Total	4,000	$14.45	4,000

ITEM 6:	SELECTED FINANCIAL DATA

Selected Financial Data

Years Ended December 31, (Dollars in Thousands, except per share data)	2006	2005	2004	2003	2002
FINANCIAL CONDITION
Total Assets	$309,693	$301,821	$303,470	$290,711	$263,060
Total Loans, net of allowance	243,373	229,656	213,350	188,451	168,442
Total Deposits	251,648	258,787	261,946	257,083	231,516
Shareholders’ Equity	26,368	26,613	25,820	25,078	24,757
Average Assets	305,971	304,722	298,825	278,887	252,001
Average Loans, net of allowance	239,374	223,941	203,509	172,923	166,313
Average Deposits	253,898	262,595	261,782	245,799	229,379
Average Equity	26,531	26,332	25,521	25,420	23,687
Average basic shares outstanding	2,370,901	2,367,834	2,337,788	2,313,596	2,301,364
Average diluted shares outstanding	2,375,339	2,378,324	2,356,598	2,338,481	2,309,959

RESULTS OF OPERATIONS
Interest Income	$18,250	$16,238	$14,085	$13,329	$14,144
Interest Expense	7,462	5,129	4,310	4,766	5,391
Net Interest Income	10,788	11,109	9,775	8,563	8,753
Provision for Loan Losses	125	559	300	312	471
Net Interest Income after Provision	10,663	10,550	9,475	8,251	8,282
Gain/(Loss) on Sales of Investments	25	(4)	246	371	3
Noninterest Income net of Securities Gains	3,088	2,744	2,544	2,589	2,088
Noninterest Expense	10,575	9,785	9,323	8,536	7,203
Income Before Taxes	3,201	3,505	2,941	2,675	3,170
Income Taxes	872	959	760	661	869
Net Income	$2,329	$2,547	$2,181	$2,013	$2,301

PER SHARE DATA
Basic Earnings per share (EPS)	$0.98	$1.08	$0.93	$0.87	$1.00
Diluted Earnings per share (EPS)	0.98	1.07	0.93	0.86	0.99
Cash Dividends per share	0.645	0.625	0.605	0.57	0.50
Book Value per share	11.10	11.15	10.97	10.78	10.73

RATIOS
Total Capital to Risk Weighted Assets	11.4%	11.2%	11.2%	12.1%	12.5%
Tier 1 Capital to Risk Weighted Assets	10.5%	10.3%	10.3%	11.1%	11.5%
Leverage Ratio	8.1%	7.9%	7.4%	7.3%	7.9%
Return on Average Assets	0.8%	0.8%	0.7%	0.7%	0.9%
Return on Average Equity	8.8%	9.7%	8.5%	7.9%	9.7%
Loan Loss Reserve to Loans	0.9%	0.9%	0.9%	1.0%	1.0%
Dividends paid as a percent of Net Income	65.6%	58.1%	64.8%	65.5%	50.0%
Average Equity as a percent of Average Assets	8.7%	8.6%	8.5%	9.1%	9.4%

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

2006 Compared to 2005

Bay Banks of Virginia, Inc. recorded earnings for 2006 of $2,328,745, or $0.98 per basic share and $0.98 per diluted share, as compared to 2005 earnings of $2,546,585 and $1.08 per basic share and $1.07 per diluted share. This is a decrease in net income of 8.6% as compared to 2005. Net interest income for 2006 decreased to $10,788,049, down 2.9 % as compared to $11,109,370 for 2005. Non-interest income for 2006, before net securities gains, was $3,087,580 as compared to 2005 non-interest income, before net securities losses, of $2,744,036, an increase of 12.5%. Non-interest expenses increased to $10,575,140, up 8.1% over 2005 non-interest expenses of $9,785,359.

Performance as measured by the Company’s return on average assets (“ROA”) was 0.8% for the year ended December 31, 2006 compared to 0.8% for 2005. Performance as measured by return on average equity (“ROE”) was 8.8% for the year ended December 31, 2006, compared to 9.7% for 2005.

2005 Compared to 2004

Bay Banks of Virginia, Inc. recorded earnings for 2005 of $2,546,585, or $1.08 per basic share and $1.07 per diluted share, as compared to 2004 earnings of $2,181,360 and $0.93 per basic share and $0.93 per diluted share. This is an increase in net income of 16.7% as compared to 2004. Net interest income for 2005 increased to $11,109,370, up 13.6% as compared to $9,774,657 for 2004. Non-interest income for 2005, before net securities losses, was $2,744,036 as compared to 2004 non-interest income, before net securities gains, of $2,543,569, an increase of 7.8%. Non-interest expenses increased to $9,785,359, up 4.9% over 2004 non-interest expenses of $9,322,862.

Performance as measured by the Company’s ROA was 0.8% for the year ended December 31, 2005 compared to 0.7% for 2004. Performance as measured by ROE was 9.7% for the year ended December 31, 2005, compared to 8.5% for 2004.

Return on Equity & Assets

Years Ended December 31,	2006	2005	2004
Net Income	$2,328,745	$2,546,585	$2,181,360
Average Total Assets	$305,971,002	$304,722,476	$298,825,499
Return on Assets	0.8%	0.8%	0.7%
Average Equity	$26,531,452	$26,331,616	$25,521,263
Return on Equity	8.8%	9.7%	8.5%
Dividends declared per share	$0.645	$0.625	$0.605
Average Shares Outstanding	2,370,901	2,367,834	2,337,788
Average Diluted Shares Outstanding	2,375,339	2,378,324	2,356,598
Net Income per Share	$0.98	$1.08	$0.93
Net Income per Diluted Share	$0.98	$1.07	$0.93
Dividend Payout Ratio	65.7%	58.1%	64.8%
Average Equity to Assets Ratio	8.7%	8.6%	8.5%

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

Net interest income, on a fully tax equivalent basis, which reflects the tax benefits of nontaxable interest income, was $11.2 million in 2006, $11.5 million in 2005 and $10.2 million in 2004. This represents a decrease in net interest income of 2.9% for 2006 as compared to 2005 and an increase of 12.9% for 2005 compared to 2004. The interest rate spread on average earning assets compared to liabilities was 3.35%, 3.65% and 3.37% for 2006, 2005, and 2004, respectively.

The Company’s net interest margin decreased to 3.90% for 2006 as compared to 4.04% for 2005. The net interest margin was 3.67% for 2004. The yield on earning assets increased to 6.51% for 2006 as compared to 5.85% and 5.22% for years 2005 and 2004, respectively. The cost of interest bearing liabilities increased to 3.16% for 2006 as compared to 2.20% and 1.85% for years 2005 and 2004, respectively. Average earning assets increased 0.7% to $286.5 million for 2006 as compared to $284.3 million for 2005. Average earning assets were $277.5 million for 2004. Average interest bearing liabilities increased to $235.9 million at year-end 2006 as compared to $233.3 million at year-end 2005. Average interest bearing liabilities were $233.5 million at year-end 2004.

Average Balances, Income and Expenses, Yields and Rates

(Fully taxable equivalent basis)
Years ended December 31, (Dollars in Thousands)	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
INTEREST EARNING ASSETS:
Taxable Investments	$22,029	$1,043	4.73%	$31,201	$1,259	4.03%	$37,903	$1,338	3.53%
Tax-Exempt Investments (1)	19,835	1,145	5.77%	19,751	1,135	5.74%	20,356	1,176	5.78%

Total Investments	41,864	2,188	5.23%	50,952	2,394	4.70%	58,259	2,514	4.31%
Gross Loans (2)	241,668	16,315	6.75%	226,042	14,000	6.19%	205,473	11,787	5.74%
Interest-bearing Deposits	154	10	6.18%	118	5	4.26%	123	2	1.42%
Federal Funds Sold	2,807	128	4.55%	7,239	225	3.11%	13,682	183	1.34%

Total Interest Earning Assets	$286,493	$18,641	6.51%	$284,351	$16,624	5.85%	$277,537	$14,486	5.22%
INTEREST-BEARING LIABILITIES:
Savings Deposits	$58,324	$1,682	2.88%	$65,877	$1,395	2.12%	$66,724	$1,031	1.55%
NOW Deposits	40,531	325	0.80%	47,638	272	0.57%	46,248	230	0.50%
Time Deposits => $100,000	32,835	1,413	4.30%	30,101	1,056	3.51%	31,051	989	3.19%
Time Deposits < $100,000	65,706	2,634	4.01%	58,766	1,926	3.28%	62,616	1,922	3.07%
Money Market Deposit Accounts	14,605	320	2.19%	16,481	104	0.63%	17,014	62	0.36%

Total Deposits	$212,001	$6,374	3.01%	$218,863	$4,753	2.17%	$223,653	$4,234	1.89%
Federal Funds Purchased	$1,251	$71	5.69%	$374	$16	3.90%	$3	$—	1.00%
Securities Sold Under Repurchase Agreements	5,778	232	4.02%	5,092	110	2.16%	5,105	26	0.51%
FHLB Advances	16,877	785	4.65%	8,993	250	2.78%	4,754	50	1.05%

Total Interest-Bearing Liabilities	$235,907	$7,462	3.16%	$233,322	$5,129	2.20%	$233,515	$4,309	1.85%
Net Yield on Earning Assets		11,179	3.90%		11,495	4.04%		10,177	3.67%
Net Interest Rate Spread			3.35%			3.65%			3.37%

Notes:

(1)-Income and yield is tax-equivalent assuming a federal tax rate of 34%

(2)-Includes Visa credit card program and nonaccrual loans.

From year-end 2005 to year-end 2006, loan balances grew 6.0% and deposit balances decreased 2.8%. Loan growth was primarily composed of single-family residential adjustable-rate mortgages and construction loans secured by real estate. Declines in deposits were due mainly to reductions in savings and NOW balances, but were nearly offset by increases in non-interest bearing demand deposits and time deposits. The balance sheet is slightly liability sensitive, which management believes is favorable in the current rate environment.

The marketplace is experiencing significant competition for deposits, creating a need to increase deposit rates in order to maintain balances, mainly for time deposits. As a result, the average cost of funds has increased to 3.16% in 2006 from 2.20% in 2005. The Company has also experienced a shift in the mix of deposits from lower-rate NOW accounts to higher-rate time deposits, which has also contributed to the increased cost of funds.

On the asset side, adjustable-rate mortgages (ARM) continue to reprice upward, providing increases in interest income and the corresponding average yield on loans, which is up to 6.75% in 2006 from 6.19% in 2005.

Overall, the increase in the average yield on earning assets has not been sufficient to offset the increase in the average cost of funds, causing the net interest margin to decrease to 3.90% in 2006 from 4.04% in 2005. Management expects the current rate environment, more specifically the inverted treasury yield curve, to remain a challenge throughout 2007.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31, (Dollars in Thousands)	2006 vs. 2005 Increase (Decrease) Due to Changes in:			2005 vs. 2004 Increase (Decrease) Due to Changes in:

	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets:
Taxable investments	$(410)	$194	$(216)	$(254)	$175	$(79)
Tax-exempt investments (2)	5	5	10	(33)	(8)	(41)
Gross Loans	1,049	1,266	2,315	1,199	1,014	2,213
Interest-bearing deposits	2	3	5	—	3	3
Federal funds sold	(176)	79	(98)	(119)	161	42

Total earning assets	$470	$1,547	$2,017	$793	$1,345	$2,138

Interest-Bearing Liabilities:
NOW checking	$(44)	$97	$53	$8	$34	$42
Savings deposits	(168)	455	287	(13)	377	364
Money market accounts	(12)	228	216	(2)	44	42
Certificates of deposit < $100,000	301	414	715	(122)	126	4
Certificates of deposit >= $100,000	117	232	349	(31)	98	67
Federal funds purchased	48	7	55	16	—	16
Securities sold under repurchase agreements	17	106	123	—	84	84
FHLB advances	302	233	535	71	129	200

Total interest-bearing liabilities	$561	$1,772	$2,333	$(73)	$892	$819

Change in net interest income	$(91)	$(225)	$(316)	$866	$453	$1,319

Notes:
(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

Interest Sensitivity

Earnings performance and the maintenance of sufficient liquidity depend on careful management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. The interest sensitivity gap can be managed by repricing variable-rate assets or liabilities, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. By matching the volume of assets and liabilities that mature or reprice in the same time interval, the Company can insulate against interest rate risk and minimize the impact of rising or falling rates.

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

The following table reflects the interest rate sensitivity, over twelve months, on net interest income for the Company using different rate scenarios.

Change in Prime Rate	% Change in Net Interest Income
+ 200 basis points	-2.4%
Flat	0
- 200 basis points	1.2%

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

Economic Value of Equity Simulation

Economic value of equity simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis with the net economic value of equity being the fair value of all assets minus the fair value of all liabilities. The change in economic value over varying rate environments is an indication of long-term interest rate sensitivity of the balance sheet. The following chart reflects the change in the economic value of equity over varying rate environments:

Change in Prime Rate	Economic Value of Equity (Dollars in Thousands)	Change in Economic Value of Equity (Dollars in Thousands)
+ 200 basis points	$65,863	$319
Flat	65,545	0
-200 basis points	61,891	(3,653)

Non-Interest Income

Total non-interest income increased to $3.1 million in 2006 as compared to $2.7 million in 2005, an increase of 13.6%. Non-interest income in 2004 was $2.8 million. The increase in non-interest income was due mainly to increases in other service charges and fees. Other service charges and fees includes non-deposit product income, produced by the Bank’s Investment Advantage program, which increased 159% to $401 thousand in 2006 from $155 thousand in 2005. Miscellaneous VISA income was another major contributor, increasing 16% to $680 thousand in 2006 from $583 thousand in 2005. Other increases in non-interest income included secondary market lending fees, up 35% to $221 thousand in 2006 from $163 thousand in 2005. These fees are generated when a loan is sold into the secondary market. When the Bank is evaluating a potential loan, many factors influence the determination of whether that loan will be sold or held in the Bank’s own portfolio, including the size of the desired loan, the term, the rate, and the structure. The Bank originates both secondary market and portfolio loans. Loans are sold into the secondary market both with servicing retained and released.

Non-Interest Expense

During 2006, total non-interest expenses increased 8.0%, to $10.6 million from $9.8 million in 2005, and $9.3 million in 2004. Non-interest expenses are comprised of salaries and benefits, occupancy expense, state bank franchise tax, Visa program expense, telephone expense and other operating expenses.

Salaries and benefits expense continues to be the major component of non-interest expenses. Salaries and benefits expense increased 14.0% to $5.7 million in 2006, as compared to $5.0 million in 2005 and $5.1 million in 2004. This increase is the result of additional personnel hired in preparation for the planned expansion into the Colonial Beach area, plus planned growth in the commercial lending and Investment Advantage functions.

Occupancy expense was relatively flat at $1.7 million in both 2006 and 2005, and $1.4 million in 2004. State bank franchise tax expense decreased 18.8% to $177 thousand in 2006 as compared to $218 thousand for 2005. Expenses related to the VISA program increased by 17.0% to $543 thousand in 2006 as compared to $464 thousand for 2005. However, when considering the non-interest income generated by the VISA program, its net positive contribution is growing. Telephone expense increased 2.3% to $190 thousand in 2006 as compared to $185 thousand for 2005. Other expense increased by 1.2%, to $2.2 million, as compared to 2005. Management continues its program of identifying variable expenses that can be reduced or eliminated.

Income Taxes

Income tax expense in 2006 was $872 thousand, $959 thousand in 2005 and $760 thousand in 2004. Income tax expense corresponds to an effective rate of 27.4%, 27.4% and 25.8% for the three years ended December 31, 2006, 2005, and 2004, respectively. Note 12 to the Consolidated Financial Statements provides reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 12 to the Consolidated Financial Statements is information regarding deferred taxes for 2006, 2005, and 2004.

Loans

Loan production remained positive during 2006, with balances growing by 6.0% to $244.8 million as of December 31, 2006, compared to December 31, 2005 balances of $230.8 million. Loans secured by real estate represent the largest category, comprising 88.7% of the loan portfolio at December 31, 2006. Of these balances, 1-4 family residential was 55.3% of total loans, up from 53.3% at year-end 2005. Commercial loan balances decreased 20.2% to $18.1 million from $22.7 million at year-end 2005. Commercial loan balances were 7.36% of total loans at year-end 2006 as compared to 9.8% at year-end 2005. Consumer installment and other loans decreased 14.9% to $9.5 million from $11.2 million at year-end 2005.

Types of Loans

Years ended December 31, (Thousands)	2006	2005	2004	2003	2002

Commercial	$18,078	$22,668	$21,519	$24,819	$16,763
Real Estate – Construction	47,977	40,999	31,184	24,959	19,131
Real Estate – Mortgage	169,194	155,949	150,129	127,576	121,213
Installment and Other (includes Visa program)	9,514	11,176	11,266	11,602	11,795

Total	$244,763	$230,792	$214,098	$188,957	$168,902

Notes:

Deferred loan costs & fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

as of December 31, 2006

	One Year or Less		One to Five Years		Over Five Years
(Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial	$1,882	$12,467	$2,615	$978	$135	$—
Real Estate - Construction	2,622	5,844	18,414	809	20,288	—
Real Estate - Mortgage	5,811	74,598	9,056	67,884	11,845	—
Installment and Other	2,176	1,502	5,695	—	142	—

Totals	$12,491	$94,411	$35,780	$69,671	$32,410	$—

Notes:

Loans with immediate repricing are shown in the ‘One Year or Less’ category.

Variable rate loans are categorized based on their next repricing date.

Asset Quality-Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the required amount of provision. A loan-by-loan review is conducted on all classified loans. Inherent losses on these individual loans are determined and these losses are compared to historical loss data for each loan type. Management then reviews the various analyses and determines the appropriate allowance. As of December 31, 2006, management considered the allowance for loan losses to be a reasonable estimate of potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31, (Dollars in Thousands)	2006	2005	2004	2003	2002

Balance, beginning of period	$2,157	$2,032	$1,902	$1,697	$1,493
Loans charged off:
Commercial	$—	$—	$(4)	$(11)	$(203)
Real estate – construction	—	—	—	—	—
Real estate – mortgage	(19)	(289)	(49)	(12)	(22)
Installment & Other (including Visa program)	(66)	(228)	(139)	(97)	(64)

Total loans charged off	$(85)	$(517)	$(202)	$(120)	$(289)

Recoveries of loans previously charged off:
Commercial	$—	$—	$10	$—	$4
Real estate – construction	—	—	—	—	—
Real estate – mortgage	—	—	1	—	1
Installment & Other (including Visa program)	38	83	21	13	17

Total recoveries	$38	$83	$32	$13	$22
Net charge offs	$(47)	$(434)	$(170)	$(107)	$(267)
Provision for loan losses	$125	$559	$300	$312	$471
Balance, end of period	$2,235	$2,157	$2,032	$1,902	$1,697

Average loans outstanding during the period	$241,668	$226,042	$205,473	$174,715	$159,951
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.19%	0.08%	0.06%	0.17%

Management maintains a list of loans that have a potential weakness that may need special attention. Such loans are monitored and used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2006, the allowance for loan losses was $2.2 million or 0.9% of total loans as compared to $2.1 million or 0.9% for 2005.

Allocation of the Allowance for Loan Losses

Years Ended December 31, (Dollars in Thousands)	2006		2005		2004		2003		2002
	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio	Allocation of Allowance	Percent of Portfolio
Commercial	$1,094	7.4%	$1,313	9.8%	$1,186	10.1%	$924	13.1%	$822	9.9%
Real estate - construction	92	19.6%	71	17.8%	108	14.6%	83	13.2%	73	11.2%
Real estate - mortgage	799	69.1%	532	67.6%	563	70.1%	675	67.5%	674	71.2%
Installment & Other	250	3.9%	241	4.8%	175	5.2%	220	6.2%	128	7.7%

Total	$2,235	100.0%	$2,157	100.0%	$2,032	100.0%	$1,902	100.0%	$1,697	100.0%

Nonperforming Assets

As of December 31, 2006, the Company’s nonperforming assets percentage represented an historical low. Potential problem loans totaled approximately $2.3 million on December 31, 2006, compared to approximately $2.7 million on December 31, 2005. Other real estate owned, including foreclosed property, at year-end 2006, showed no movement from 2005 maintaining at $562 thousand. This figure represents a single commercial real estate property. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Management expects no losses on the sale of other real estate owned.

Non-Performing Assets

Years ended December 31, (Dollars in Thousands)	2006	2005	2004	2003	2002
Non-accrual Loans	$239	$251	$1,321	$1,434	$268
Restructured Loans	—	—	—	—	—
Foreclosed Properties	562	562	17	77	580

Total Non-performing Assets	$801	$813	$1,338	$1,511	$848
Loans past due 90+ days as to principal or interest payments & accruing interest	$1,069	$576	$314	$982	$673
Allowance for Loan Losses	$2,235	$2,157	$2,032	$1,902	$1,697
Non-Performing Assets to Total Loans and OREO	0.3%	0.3%	0.6%	0.8%	0.5%
Allowance to Total Loans and OREO	0.9%	0.9%	0.9%	1.0%	1.0%
Allowance to Non-Performing Assets	2.79%	2.65%	1.52%	1.26%	2.00%

Securities

As of December 31, 2006, investment securities totaled $39.1 million, a decrease of 15.5% as compared to 2005 year-end balances of $46.2 million. As an alternative to Federal Funds Sold the Company held $2.0 million in auction rate securities at December 31, 2006. The reduction in the investment portfolio balance was due mainly to sales of corporate bonds, calls of agency and municipal securities, and maturities of some other securities. Management chose to reinvest these funds in loans, which are providing better yields.

Investments by Type

Years Ended December 31, (Book Values in Thousands)	2006	2005	2004
U.S. Government Agencies	$10,393	$12,271	$12,179
State and Municipal Obligations	26,403	31,131	30,535
Corporate Bonds	276	1537	7539
Other Securities	2,044	1,373	1,234

Total	$39,116	$46,312	$51,487

Securities available for sale are carried at fair market value, with after-tax market value gains or losses disclosed as an “unrealized” component of shareholder’s equity entitled “Accumulated other comprehensive income (loss).” As a result, other comprehensive income is impacted by rising or falling interest rates. As the market value of a fixed income investment will increase as interest rates fall, it will also decline as interest rates rise. The after tax unrealized gains or losses are recorded as a portion of other comprehensive income (loss) in the equity of the Company, but have no impact on earnings until such time as the investment is sold, or ‘realized.’ As of December 31, 2006, the Company had accumulated other comprehensive losses related to securities available-for-sale of $175 thousand as compared to $93 thousand at year-end 2005.

The Company seeks to diversify its securities portfolio to minimize risk and to maintain a majority of its portfolio in securities issued by states and political subdivisions due to the tax benefits such securities provide. The Company owns no derivatives, and participates in no hedging activities.

Investment Maturities and Average Yields

As of December 31, 2006

(Dollars in Thousands)	One Year or Less Or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years	Total
U.S. Government and Agencies:
Book Value	$2,092	$7,717	$584	$—	$10,393
Market Value	$2,069	$7,598	$563	$—	$10,230
Weighted average yield	3.49%	4.39%	4.22%	0.00%	4.20%
States and Municipal Obligations:
Book Value	$3,811	$18,306	$4,036	$250	$26,403
Market Value	$3,820	$18,242	$3,974	$237	$26,273
Weighted average yield	6.20%	5.39%	4.03%	5.02%	5.29%
Corporate Bonds
Book Value	$276	$0	$0	$0	$276
Market Value	$277	$0	$0	$0	$277
Weighted average yield	6.37%	0.00%	0.00%	0.00%	6.37%
Other Securities:
Book Value	$0	$—	$—	$2,044	$2,044
Market Value	$0	$—	$—	$2,044	$2,044
Weighted average yield	0.00%	0.00%	0.00%	5.79%	5.79%
Total Securities:
Book Value	$6,179	$26,023	$4,620	$2,294	$39,116
Market Value	$6,166	$25,840	$4,537	$2,281	$38,824
Weighted average yield	5.29%	5.09%	4.05%	4.94%	4.99%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Average yields on securities held for sale are based on amortized cost.

Deposits

As of December 31, 2006, total deposits decreased to $251.6 million as compared to year-end 2005 deposits of $258.8 million, due to intense competition throughout 2006. However, non-interest bearing demand deposits increased 3.7% to $44.2 million during 2006 from $42.7 million at year-end 2005. Savings and interest bearing transaction account balances decreased 12.7% to $107.9 million from $123.6 million at year-end 2005. Time deposits increased 7.5% to $99.5 million from $92.6 million at year-end 2005.

Average Deposits & Rates

Years Ended December 31, (Thousands)	2006		2005		2004
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$41,853	0.00%	$43,732	0.00%	$38,129	0.00%
Interest bearing Deposits:
NOW Accounts	$40,531	0.80%	$47,638	0.57%	$46,248	0.50%
Regular Savings	58,324	2.88%	65,877	2.12%	66,724	1.55%
Money Market Deposit Accounts	14,605	2.19%	16,481	0.63%	17,014	0.36%
Time Deposits:
CD’s $100,000 or more	32,835	4.30%	30,101	3.51%	31,051	3.19%
CD’s less than $100,000	65,706	4.01%	58,766	3.28%	62,616	3.07%

Total Interest bearing Deposits	$212,001	3.01%	$218,863	2.17%	$223,653	1.89%
Total Average Deposits	$253,854	2.51%	$262,595	1.81%	$261,782	1.62%

Maturity Schedule of Time Deposits of $100,000 and over

Years Ended December 31, (Thousands)	2006	2005	2004
3 months or less	$8,362	$1,112	$1,864
3-6 months	4,636	537	1,733
6-12 months	7,790	10,144	3,917
Over 12 months	15,096	18,341	22,050

Totals	$35,884	$30,134	$29,564

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

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Asset ratio of 8.0%, a Tier 1 Capital to Risk Weighted Asset ratio of 4.0% and a Tier 1 Capital to Adjusted Average Asset ratio (Leverage ratio) of 4.0%. As of December 31, 2006, the Company maintained these ratios at 11.4%, 10.5%, and 8.1%, respectively. At year-end 2005, these ratios were 11.2%, 10.3%, and 7.9%, respectively.

Total capital, before accumulated other comprehensive income, decreased .92% to $26.4 million as of year-end 2006 as compared to $26.7 million at year-end 2005. Accumulated other comprehensive loss was $954 thousand at year-end 2006, up 930.6% from a loss of $92.6 thousand at year-end 2005, mainly due to the effect of SFAS Defined Benefit Pension and Other Postretirement Plans No. 158. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of unrealized gains and losses at the end of a given accounting period.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with other banks, Federal Funds Sold and investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liability liquidity. Management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2006, liquid assets totaled $35.7 million or 11.5% of total assets. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains Federal Funds lines with regional banks totaling approximately $16.8 million. In addition, the subsidiary Bank has a line of credit with the Federal Home Loan Bank of Atlanta of approximately $30.0 million, with $5.0 million available.

The impact of contractual obligations is limited to two FHLB advances, one for $10 million, which matures in May of 2011, and a second for $15 million, which matures in September of 2016.

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

Off Balance Sheet Arrangements

December 31, (Dollars in Thousands)	2006	2005
Total Loan Commitments Outstanding	$41,289	$42,844
Standby-by Letters of Commitment	860	862

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon takedown of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

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

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and due from banks	$6,320,951	$5,213,462
Interest-bearing deposits	148,436	108,403
Federal funds sold	4,636,278	4,138,806
Securities available for sale, at fair value	38,393,648	45,728,286
Securities held to maturity at amortized cost
(fair value, $430,594 and $434,155)	457,091	443,243
Loans, net of allowance for loan losses of $2,235,544 and $2,157,716	243,372,412	229,655,864
Premises and equipment, net	10,317,498	9,966,200
Accrued interest receivable	1,418,214	1,320,101
Other real estate owned	561,745	561,745
Core deposit intangible	2,807,842	2,807,842
Other assets	1,258,970	1,876,590

Total assets	$309,693,085	$301,820,542

LIABILITIES
Noninterest-bearing deposits	$44,246,563	$42,664,536
Savings and interest-bearing demand deposits	107,915,874	123,557,342
Time deposits	99,485,144	92,564,678

Total deposits	$251,647,581	$258,786,556
Federal funds purchased and securities sold under repurchase agreements	$5,248,876	$5,048,450
Federal Home Loan Bank advances	25,000,000	10,000,000
Other liabilities	1,428,744	1,372,563

Total liabilities	$283,325,201	$275,207,569

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized—5,000,000 shares; outstanding – 2,374,727 and 2,385,966 shares, respectively)	$11,873,633	$11,929,830
Additional paid-in capital	4,722,592	4,849,436
Retained Earnings	10,726,121	9,926,321
Accumulated other comprehensive (loss), net	(954,462)	(92,614)

Total shareholders’ equity	$26,367,884	$26,612,973

Total liabilities and shareholders’ equity	$309,693,085	$301,820,542

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

	2006	2005	2004
Interest Income
Loans, including fees	$16,314,713	$14,000,190	$11,786,878
Securities:
Taxable	1,052,493	1,263,562	1,339,455
Tax-exempt	755,463	748,849	776,149
Federal funds sold	127,704	225,293	182,669

Total interest income	18,250,373	16,237,894	14,085,151

Interest Expense
Deposits	6,373,352	4,753,448	4,234,460
Federal funds purchased	71,175	15,762	162
Securities sold under repurchase agreements	232,494	109,753	25,980
FHLB advances	785,303	249,561	49,892

Total interest expense	7,462,324	5,128,524	4,310,494

Net Interest Income	10,788,049	11,109,370	9,774,657
Provision for loan losses	125,000	559,068	300,000

Net interest income after provision for loan losses	10,663,049	10,550,302	9,474,657

Non-interest Income
Income from fiduciary activities	707,129	722,133	664,806
Service charges and fees on deposit accounts	733,180	731,833	669,029
Other service charges and fees	1,319,146	953,969	884,840
Secondary market lending fees	221,006	163,362	184,048
Securities gains/ (losses)	25,163	(3,701)	246,010
Other real estate gains	—	10,581	13,958
Other income	107,119	162,158	126,888

Total non-interest income	3,112,743	2,740,335	2,789,579

Non-interest Expense
Salaries and employee benefits	5,724,078	5,022,866	5,119,549
Occupancy expense	1,738,189	1,717,148	1,403,372
Bank franchise tax	177,184	218,255	201,910
Visa expense	543,087	464,033	421,745
Telephone expense	190,159	185,916	167,636
Other expense	2,202,443	2,177,141	2,008,650

Total noninterest expense	10,575,140	9,785,359	9,322,862

Net income before income taxes	3,200,652	3,505,278	2,941,374
Income tax expense	871,907	958,693	760,014

Net Income	$2,328,745	$2,546,585	$2,181,360

Basic Earnings Per Share
Average basic shares outstanding	2,370,901	2,367,834	2,337,788
Earnings per share, basic	$0.98	$1.08	$0.93
Diluted Earnings Per Share
Average diluted shares outstanding	2,375,339	2,378,324	2,356,598
Earnings per share, diluted	$0.98	$1.07	$0.93

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2003	$11,630,401	$4,336,929	$8,146,613	$964,461	$25,078,404
Comprehensive Income:
Net Income	—	—	2,181,360	—	2,181,360
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($121,220)				(235,310)	(235,310)
Reclassification adjustment for securities gains included in net income, net of taxes of ($83,644)				(162,367)	(162,367)

Total comprehensive income					1,783,683
Cash dividends paid —$0.605 per share	—	—	(1,414,327)	—	(1,414,327)
Stock repurchases	(17,250)	(6,432)	(28,963)	—	(52,645)
Sale of common stock:
Dividends Reinvested	132,891	267,346	—	—	400,237
Stock Options exercised	24,895	23,452	(24,177)	—	24,170

Balance at December 31, 2004	$11,770,937	$4,621,295	$8,860,506	$566,784	$25,819,522
Comprehensive Income:
Net Income	—	—	2,546,585	—	2,546,585
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($340,948)				(661,841)	(661,841)
Reclassification adjustment for securities losses included in net income, net of taxes of $1,258				2,443	2,443

Total comprehensive income					1,887,187
Cash dividends paid —$0.625 per share	—	—	(1,480,770)	—	(1,480,770)
Stock repurchases	(14,570)	(28,814)	—	—	(43,384)
Sale of common stock:
Dividends Reinvested	112,733	229,285	—	—	342,018
Stock Options exercised	60,730	27,670	—	—	88,400

Balance at December 31, 2005	$11,929,830	$4,849,436	$9,926,321	$(92,614)	$26,612,973
Comprehensive Income:
Net Income	—	—	2,328,745	—	2,328,745
Changes in unrealized holding (losses) on securities arising during the period, net of taxes of ($33,916)				(65,836)	(65,836)
Reclassification adjustment for securities gains included in net income, net of taxes of ($8,555)				(16,608)	(16,608)

Total comprehensive income					1,466,897
Adjustment to initially apply FASB Statement No. 158 (net of tax $401,511) in regard to postretirement pension and benefits				(779,404)	(779,404
Cash dividends paid —$0.645 per share	—	—	(1,528,945)	—	(1,528,945)
Stock repurchases	(198,500)	(374,257)	—	—	(572,757)
Stock-based compensation		45,301			45,301
Sale of common stock:
Dividends Reinvested	122,573	221,802	—	—	344,375
Stock Options exercised	19,730	(19,690)	—	—	40

Balance at December 31, 2006	$11,873,633	$4,722,592	$10,726,121	$(954,462)	$26,367,884

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2006	2005	2004
Cash Flows From Operating Activities
Net Income	$2,328,745	$2,546,585	$2,181,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	944,506	849,979	770,720
Net amortization and accretion of securities	16,227	26,534	(46,387)
Provision for loan losses	125,000	559,068	300,000
Stock-based compensation	45,301	—	—
Net securities (gains)/losses	(25,163)	3,701	(246,010)
Gain on sale of other real estate owned	—	(10,581)	(13,958)
Deferred income tax benefit	(54,223)	(125,383)	(21,911)
Increase in accrued income and other assets	(260,065)	(2,298)	(497,657)
Increase/(decrease) in other liabilities	156,667	(23,991)	17,976

Net cash provided by operating activities	$3,276,995	$3,823,614	$2,444,133

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	2,394,531	1,183,377	3,612,682
Proceeds from sales of available-for-sale securities	6,427,087	7,239,500	29,345,288
Purchases of available-for-sale securities	(1,616,807)	(3,277,424)	(19,120,688)
Increase in interest bearing deposits	(40,033)	(3,454)	(2,081)
(Increase)/decrease in federal funds sold	(497,472)	9,850,472	(81,753)
Loan originations and principal collections, net	(13,841,546)	(17,420,548)	(25,199,501)
Purchases of premises and equipment	(1,299,430)	(1,729,087)	(1,445,386)
Proceeds from sale of other real estate owned	—	21,507	73,871

Net cash (used in) investing activities	$(8,473,670)	$(4,135,657)	$(12,817,568)

Cash Flows From Financing Activities
Net increase / (decrease) in demand, savings, and other interest-bearing deposits	(14,059,441)	(6,542,990)	12,347,178
Net increase / (decrease) in time deposits	6,920,466	3,383,565	(7,484,391)
Net increase / (decrease) in securities sold under repurchase agreements and federal funds purchased	200,426	(1,294,006)	(136,145)
Increase in FHLB advances	15,000,000	2,500,000	7,500,000
Proceeds from issuance of common stock	344,415	430,418	424,407
Dividends paid	(1,528,945)	(1,480,770)	(1,414,327)
Repurchase of common stock	(572,757)	(43,384)	(52,645)

Net cash provided by (used in) financing activities	$6 ,304,164	$(3,047,167)	$11,184,077

Net increase / (decrease) in cash and due from banks	1,107,489	(3,359,210)	810,642
Cash and due from banks at beginning of period	5,213,462	8,572,672	7,762,030

Cash and due from banks at end of period	$6,320,951	$5,213,462	$8,572,672

Supplemental Schedule of Noncash Investing and Financing Activities:
Interest paid	$7,287,804	$5,108,832	$4,310,795

Income taxes paid	1,019,917	1,091,464	560,000

Unrealized loss on investment securities	(124,915)	(999,088)	(602,541)

Loans transferred to other real estate owned	—	556,070	69,424

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

Bay Trust Company (the “Trust Company”) offers a broad range of investment services, as well as traditional trust and related fiduciary services from its office on Main Street in Kilmarnock, Virginia. Included are estate planning and settlement, revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment management accounts and managed, as well as self-directed, rollover Individual Retirement Accounts.

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold and securities purchased under agreements to resell, all of which mature within ninety days.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks mature within one year and are carried at cost.

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

The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if management determines the credit is well secured. Past due status is based on contractual terms of the loan. For those loans that are carried on nonaccrual status, interest is recognized on the cash basis.

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

Trust assets and income. Customer assets held by the Trust Company, other than cash on deposit, are not included in these financial statements, since such items are not assets of the Bank and Trust Company. Trust fees are recorded on the accrual basis.

Earnings per share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options.

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

Advertising. Advertising costs are expensed as incurred, and totaled $130 thousand for the year-ended December 31, 2006.

Reclassifications. Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Stock-based compensation plans. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Prior to January 1, 2006, no compensation expense was recognized for stock option grants, as all such grants had an exercise price equal to the fair market value on the date of grant.

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $45 thousand during 2006. As of December 31, 2006, there was $9 thousand of unrecognized compensation expense related to non-vested stock options, which will be recognized over the remaining vesting period.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” prior to January 1, 2006:

Years Ended December 31,	2005	2004
Net income, as reported	$2,546,585	$2,181,360
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(30,351)	(26,205)

Pro forma net income	$2,516,234	$2,155,155

Earnings per share:
Basic - as reported	$1.08	$0.93
Basic - pro forma	$1.06	$0.92
Diluted - as reported	$1.07	$0.93
Diluted - pro forma	$1.06	$0.91

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the 2006 incentive stock option grants were a risk free rate of 4.93%, volatility of 9.60%, a dividend yield of 3.07%, and an expected life of ten years. The risk free rate is approximated by the 10-year Treasury Rate on the date the option is granted. Volatility represents the historical variance of the Company’s stock price. The dividend yield is the historical average yield of dividends paid on shares of Company stock. The assumptions used in the 2006 non-qualified stock option grants were a risk free rate of 5.08%, volatility of 9.60%, dividend yield of 3.07%, and an expected life of ten years. The assumptions used for the 2005 grants were a risk free rate of 4.24%, volatility of 8.61%, a dividend yield of 2.92%, and an expected life of ten years. The assumptions used for the 2004 grants were a risk free rate of 4.24%, volatility of 8.98%, a dividend yield of 2.75%, and an expected life of ten years. The effect of forfeitures reduces the expected life to eight years for incentive stock option grants and five years for non-qualified stock option grants.

Recent Accounting Pronouncements. In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are a hybrid financial instrument that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate the implementation of SFAS 155 to have a material impact on its financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurement but may change current practice for some entities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not anticipate the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 “Defined Benefit Pension and Other Postretirement Plans” – an amendment of FASB Statements No. 87, 88, 106 and 132R (SFAS 158). SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The impact of SFAS 158 is shown in Note 8 to these financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate the amendment will have a material effect on its financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect that EITF No. 06-4 will have on its financial statements when implemented.

In September 2006, the Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No 85-4.” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other that the cash surrender value in determining the amount that could be realized under insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life-by-individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for the fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that EITF No. 06-5 will have on its financial statements when implemented.

Note 2. Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the financial statements relating to the purchase of five branches. The balance of the intangibles at December 31, 2006 and 2005, as reflected on the consolidated balance sheets was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses and therefore discontinued amortization, effective January 1, 2002, in accordance with Statement of Financial Accounting Standard No. 142. The core deposit intangibles balance is tested for impairment at least annually. Based on the testing, there were no impairment charges in 2006, 2005 or 2004.

Note 3. Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio are as follows:

Available-for-sale securities December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$10,393,363	$2,231	$(165,614)	$10,229,980
State and municipal obligations	25,945,581	133,172	(236,277)	25,842,476
Corporate bonds	276,144	1,248	—	277,392
Restricted securities	2,043,800	—	—	2,043,800

	$38,658,888	$136,651	$(401,891)	$38,393,648

Available-for-sale securities December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$12,270,642	$4,336	$(251,563)	$12,023,415
State and municipal obligations	30,687,331	279,400	(236,528)	30,730,203
Corporate bonds	1,537,938	64,030	—	1,601,968
Restricted securities	1,372,700	—	—	1,372,700

	$45,868,611	$347,766	$(488,091)	$45,728,286

The aggregate amortized cost and fair values of the held to maturity securities portfolio are as follows:

Held-to-maturity securities December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$457,091	$—	$(26,497)	$430,594

Held-to-maturity securities December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$443,243	$—	$(9,088)	$434,155

Gross realized gains and losses on sales of securities were as follows:

Gross realized gains and gross realized losses on sales of securities were as follows:

Years Ended December 31,	2006	2005	2004
Gross realized gains	$25,163	$14,347	$246,345
Gross realized losses	—	(18,048)	(335)

Net realized gains/(losses)	$25,163	$(3,701)	$246,010

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2006 are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$6,179,349	$6,165,546
Due after one year through five years	26,022,784	25,840,418
Due after five through ten years	4,620,046	4,536,888
Due after ten years	250,000	237,590
Restricted securities	2,043,800	2,043,800

	$39,115,979	$38,824,242

Securities with a market value of $11,514,550 and $11,651,583 at December 31, 2006 and 2005, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2006 and 2005, by duration of the unrealized loss, are shown as follows. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. The unrealized loss positions at December 31, 2006 and 2005 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. Bonds with unrealized loss positions at December 31, 2006 included 22 federal agencies and 49 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$10,095,893	$165,614	$10,095,893	$165,614
States and municipal obligations	1,855,328	6,840	11,645,440	255,934	13,500,768	262,774

Total temporarily impaired securities	$1,855,328	$6,840	$21,741,333	$421,548	$23,596,661	$428,388

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$3,432,253	$58,478	$7,887,867	$193,085	$11,320,120	$251,563
States and municipal obligations	8,847,041	144,698	3,025,121	100,918	11,872,162	245,616

Total temporarily impaired securities	$12,279,294	$203,176	$10,912,988	$294,003	$23,192,282	$497,179

Note 4. Loans

The following is a summary of the balances of loans:

December 31,	2006	2005
Mortgage loans on real estate:
Construction	$47,977,209	$40,998,818
Secured by farmland	678,745	1,329,479
Secured by 1-4 family residential	135,854,227	123,573,952
Other real estate loans	32,660,442	31,045,731
Commercial and industrial loans (not secured by real estate)	18,077,943	22,668,129
Consumer installment loans	8,517,900	10,580,279
All other loans	996,258	595,920
Net deferred loan costs and fees	845,232	1,021,272

Total loans	$245,607,956	$231,813,580
Allowance for loan losses	(2,235,544)	(2,157,716)

Loans, net	$243,372,412	$229,655,864

Note 5. Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	2006	2005	2004
Balance, beginning of year	$2,157,716	$2,032,185	$1,901,576
Provision for loan losses	125,000	559,068	300,000
Recoveries	37,545	83,367	31,874
Loans charged off	(84,717)	(516,904)	(201,265)

Balance, end of year	$2,235,544	$2,157,716	$2,032,185

	2006	2005
Impaired loans for which an allowance has been provided	$2,857,269	$3,668,730

Allowance provided for impaired loans, included in the allowance for loan losses	$991,769	$786,655

Average balance impaired loans	$3,168,724	$2,859,957

Interest income recognized ($269,521 and $196,444 collected in 2006 and 2005, respectively)	$275,412	$201,029

At December 31, 2006 and 2005, non-accrual loans excluded from impaired loan disclosure under SFAS No. 114 totaled $207,864 and $236,570, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $28,703 in 2006 and $13,313 in 2005.

Note 6. Premises and Equipment, net

Components of premises and equipment included in the consolidated balance sheets at December 31, 2006 and 2005, were as follows:

	2006	2005
Land and improvements	$1,022,069	$989,855
Buildings and improvements	9,215,567	8,375,084
Furniture and equipment	7,990,182	7,640,381

Total cost	$18,227,818	$17,005,320
Less accumulated amortization and depreciation	(7,910,320)	(7,039,120)

Premises and equipment, net	$10,317,498	$9,966,200

Amortization and depreciation expense for the years ended December 31, 2006, 2005 and 2004 totaled $944,506, $849,979 and $770,720, respectively.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $35,883,743 and $30,133,949 respectively.

At December 31, 2006, the scheduled maturities of time deposits are as follows:

2006	$55,050,825
2007	13,807,864
2008	2,002,336
2009	13,420,354
2010	15,188,725
Thereafter	15,040

$99,485,144

At December 31, 2006 and 2005, overdraft demand deposits reclassified to loans totaled $103,998 and $25,397 respectively.

Note 8. Employee Benefit Plans

The company sponsors a funded noncontributory, defined benefit pension plan covering full-time employees over 21 years of age upon completion of one year of service. Benefits are based on average compensation for the five consecutive full calendar years of service, which produces the highest average.

The company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The postretirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses.

The company adopted the recognition provisions of SFAS 158 in its December 31, 2006 financial statements.

The incremental effect of applying FASB Statement No. 158 on individual line items in the consolidated Balance Sheets at December 31, 2006 is as follows:.

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Other liabilities	$247,829	$1,180,915	$1,428,744
Other assets	857,459	401,511	1,258,970
Accumulated other comprehensive (loss), net	(175,058)	(779,404)	(954,462)
Total shareholders’ equity	27,147,288	(779,404)	26,367,884

The following tables provide the reconciliation of changes in the benefit obligations and fair value of assets and a statement of funded status for the pension plan and postretirement plan of the Company.

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Change in benefit obligation
Benefit obligation, beginning of year	$3,539,913	$3,297,737	$2,557,250	$559,897	$550,636	$515,383
Service cost	292,129	305,389	237,011	20,058	17,017	15,316
Interest cost	203,484	197,786	166,221	31,446	33,373	32,609
Actuarial (gain) / loss	(154,449)	(67,723)	409,503	(73,793)	(19,841)	9,582
Benefit payments	(68,281)	(193,276)	(72,248)	(20,880)	(21,288)	(22,254)

Benefit obligation, end of year	$3,812,796	$3,539,913	$3,297,737	$516,728	$559,897	$550,636

Change in plan assets
Fair value of plan assets, beginning of year	$2,909,544	$2,656,552	$1,472,804	$—	$—	$—
Actual return on plan assets	227,491	297,340	159,928	—	—	—
Employer contributions	500,000	148,928	1,096,068	20,880	21,288	22,254
Benefits payments	(68,281)	(193,276)	(72,248)	(20,880)	(21,288)	(22,254)

Fair value of plan assets, end of year	$3,568,754	$2,909,544	$2,656,552	$—	$—	$—

Funded Status at the End of the Year	$(244,042)	$(630,369)	$(641,185)	(516,728)	(559,897)	(550,636)
Accounts Recognized in the Consolidated balance sheets
Unrecognized net actuarial (gain)/loss	N/A	1,179,603	1,410,099	N/A	222,930	255,925
Unrecognized net obligation at transition	N/A	—	—	N/A	23,304	26,217
Unrecognized prior service cost	N/A	57,874	74,246	N/A	—	—

(Accrued)/prepaid benefit cost included in other assets/liabilities	$(244,042)	$607,108	$843,160	$(516,728)	$(313,663)	$(268,494)
Amounts Recognized in Accumulated Other Comprehensive Income (loss)
Net loss	$980,627	N/A	N/A	$138,395	N/A	N/A
Prior service cost	41,502	N/A	N/A	—	N/A	N/A
Net obligation at transition	—	N/A	N/A	20,391	N/A	N/A

	$1,022,129	N/A	N/A	$158,786	N/A	N/A

The accumulated benefit obligation for the defined benefit pension plan was $2,360,573, $2,125,816, and $1,855,516 at December 31, 2006, 2005, and 2004, respectively.

Components of Net Periodic Benefit Cost
Service cost	$292,129	$305,389	$237,011	$20,058	$17,017	$15,316
Interest cost	203,484	197,786	166,221	31,446	33,373	32,609
Expected return on plan assets	(234,563)	(198,116)	(134,758)	—	—	—
Amortization of prior service cost	16,372	16,372	16,372	—	—	—
Amortization of net obligation at transition	—	—	—	2,913	2,913	2,913
Recognized net actuarial (gain)/loss	51,601	63,549	45,297	10,743	13,154	20,000

Net periodic benefit cost	$329,023	$384,980	$330,143	$65,160	$66,457	$70,838

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive Income (loss)
Net loss	$980,627	N/A	N/A	$138,395	N/A	N/A
Prior service cost	41,502	N/A	N/A	—	N/A	N/A
Net obligation at transition	—	N/A	N/A	20,391	N/A	N/A

Total recognized in other comprehensive (loss)	$1,022,129	N/A	N/A	$158,786	N/A	N/A

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (loss)	$1,351,152	N/A	N/A	$223,946	N/A	N/A

The estimated net loss and prior service cost for the defined benefit pension plan and postretirement plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year approximates $62,344 and $16,372, respectively. The estimated unrecognized transition liability for the postretirement plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $2,913.

Weighted-average assumptions as of December 31:
Discount rate used for net periodic benefit cost	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Discount rate used for disclosure	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Long-term rate of return. The plan sponsor selects the assumption for the expected long-term rate of return on assets in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Asset allocation. The pension plan’s weighted average asset allocations for the plan years ended September 30, 2006 and 2005, by asset category, are as follows:

Asset category	2006	2005
Mutual funds – fixed income	30%	35%
Mutual funds – equity	56%	65%
Cash and cash equivalents	14%	0%

Total	100%	100%

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

The Company expects to contribute $500,000 to its pension plan for the 2007 plan year. Estimated future benefit payments are $20,454 for 2007, $25,105 for 2008, $35,557 for 2009, $83,941 for 2010, $109,782 for 2011 and $1,224,364 for 2012 through 2016.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits was 10.0% in 2007 and 2008, 8.0% in 2009 and 2010, and 6.0% in 2011 and thereafter. If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2006, would be increased by $6,366, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2006, would be increased by $496. If assumed health care cost trend rates were decreased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2006, would be decreased by $5,859, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2006, would be decreased by $455.

The Company expects to contribute $22,039 to its postretirement plan in 2007.

In addition, as of December 31, 2006 and 2005, the Company paid approximately $15,090 and $15,858, respectively, for employees who retired prior to adoption of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

401(k) retirement plan. The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries and the Company matches 100% of the first 2% and 25% of the next 2% of employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $71,078, $66,238, and $65,914, for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2006 and 2005, the Company had outstanding loan commitments approximating $41,289,172 and $42,844,000, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2006 and 2005, commitments under outstanding performance stand-by letters of credit aggregated $860,195 and $861,550, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company had unused lines of credit with nonaffiliated banks totaling $16,785,000 and $36,785,000 as of December 31, 2006, and 2005.

Note 10. Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2006, and 2005, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

The Company has approximately $307,480 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation at December 31, 2006.

Note 11. Long-Term Debt

At December 31, 2006, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of two advances totaling $25.0 million. The interest rate on the $10.0 million advance is a fixed rate of 4.23% maturing on September 12, 2016. The interest rate on the $15.0 million advance is a fixed rate of 4.81% maturing on May 18, 2011. Interest is payable quarterly on both advances. Both instruments have an early conversion option which gives FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective September 12, 2007 and May 18, 2007, respectively. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of December 31, 2006, was $5.0 million.

Note 12. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

	2006	2005	2004
Current	$926,130	$1,084,076	$781,925
Deferred	(54,223)	(125,383)	(21,911)

	$871,907	$958,693	$760,014

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2006	2005	2004
Statutory rates	34.0%	34.0%	34.0%
(Decrease) resulting from:
Effect of tax-exempt income	(6.8)	(6.7)	(8.2)

	27.2%	27.3%	25.8%

The components of the net deferred tax assets and liabilities included in other liabilities are as follows:

December 31,	2006	2005
Deferred tax assets
Allowance for loan losses	$637,008	$610,546
Interest on non-accrual loans	14,203	5,479
Pension plan	82,975	—
Post retirement benefits	175,688	106,645
Deferred compensation	120,355	107,004
Stock-based compensation	3,793	—
Unrealized loss on available-for-sale securities	90,181	47,711
Other	9,717	5,215

Total deferred tax assets	$1,133,920	$882,600

Deferred tax liabilities
Pension plan	$—	$(206,263)
Depreciation	(353,085)	(429,273)
Amortization of intangible	(395,833)	(316,666)
Deferred loan fees and costs	(287,379)	(347,233)
Other	(125,913)	(109,659)

Total deferred tax liabilities	(1,162,210)	(1,409,094)

Net deferred tax liabilities	$(28,290)	$(526,494)

Note 13. Regulatory Requirements and Restrictions

The primary source of funds available to the Parent Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. As of December 31, 2006, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval, totaled $4,210,507 or 16.0% of consolidated net assets. The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2006 and 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005, are presented in the tables below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$26,750	11.41%	$18,756	8.00%	N/A	N/A
Bank of Lancaster	$25,357	10.88%	$18,652	8.00%	$23,315	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$24,514	10.46%	$9,378	4.00%	N/A	N/A
Bank of Lancaster	$23,121	9.92%	$9,326	4.00%	$13,989	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$24,514	8.09%	$12,126	4.00%	N/A	N/A
Bank of Lancaster	$23,121	7.58%	$12,205	4.00%	$15,257	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$26,056	11.19%	$18,626	8.00%	N/A	N/A
Bank of Lancaster	$24,549	10.62%	$18,487	8.00%	$23,109	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$23,898	10.26%	$9,313	4.00%	N/A	N/A
Bank of Lancaster	$22,391	9.69%	$9,244	4.00%	$13,866	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$23,898	7.92%	$12,075	4.00%	N/A	N/A
Bank of Lancaster	$22,391	7.46%	$12,013	4.00%	$15,016	5.00%

Note 14. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after three years, 40% vested after four years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 134,151 allocated shares as of December 31, 2006. Contributions to the plan were $60,000, $65,000 and $50,000 for 2006, 2005 and 2004, respectively. Dividends on the Company’s stock held by the ESOP were $85,492, $77,462 and $77,053 in 2006, 2005 and 2004, respectively. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 15. Stock-Based Compensation Plans

The Company has three stock-based compensation plans. The 1994 Incentive Stock Option Plan expired and no additional shares may be granted under this plan. The 2003 Incentive Stock Option Plan makes 175,000 shares available for grant. Under this plan, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited. The third plan is the 1998 Non-Employee Directors Stock Option Plan, which grants 500 shares to each non-employee director annually. This plan had 17,500 shares available for grant at December 31, 2006.

A summary of the status of the stock option plans as of December 31, 2006 and changes during the year ended, on those dates, is presented below:

	2006
	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at beginning of year	176,939	$15.01
Granted	42,500	13.60
Exercised	(9,100)	8.50
Forfeited	(26,527)	14.38

Outstanding at end of year	183,812	$15.15	$14,705

Options exercisable at year-end	148,812	$15.56	$—

The total intrinsic value of options exercised during 2006 was $53,950. The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock.

The weighted average fair value of incentive stock options granted during 2006, 2005, and 2004, was $1.89, $2.00, and $2.26, respectively. The weighted average fair value of non-employee director’s stock options granted during 2006, 2005, and 2004, was $1.72, $2.00, and $2.26, respectively.

The status of the options outstanding at December 31, 2006 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$8.50 - $13.75	51,474	6.61 yrs	16,474	$12.97
$14.50 - $17.50	132,338	5.58 yrs	132,338	15.88

	183,812	5.87 yrs	148,812	$15.56

Note 16. Earnings Per Share

The following shows the weighted average number of shares used in computing the earnings per share and the effect on weighted average number of shares of diluted potential common stock.

Years Ended December 31,	2006	2005	2004
Net Income available to common shareholders	$2,328,745	$2,546,585	$2,181,360

Average number of common shares outstanding	2,370,901	2,367,834	2,337,788
Effect of dilutive options	4,438	10,490	18,810

Average number of potential common shares	2,375,339	2,378,324	2,356,598

As of December 31, 2006, 2005, and 2004, options on 111,157 shares, 129,776 shares, and 124,414 shares, respectively, were not included in computing earnings per common share – assuming dilution, because their effects were antidilutive.

Note 17. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was approximately $4,453,121 and $2,497,513 at December 31, 2006 and 2005, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2006	$2,497,513
New loans and extensions to existing loans	2,680,808
Repayments and other reductions	(725,200)

Balance, December 31, 2006	$4,453,121

Commitments to extend credit to directors and their related interests were $988,037 and $1,185,123 at December 31, 2006 and 2005, respectively.

Note 18. Fair Value of Financial Instruments

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$6,320,951	$6,320,951	$5,213,462	$5,213,462
Interest-bearing deposits	148,436	148,436	108,403	108,403
Federal funds sold	4,636,278	4,636,278	4,138,806	4,238,806
Securities available-for-sale	38,393,648	38,393,648	45,728,286	45,728,286
Securities held-to-maturity	457,091	430,594	443,243	434,155
Loans, net	243,372,412	248,208,238	229,655,864	232,727,778
Accrued interest receivable	1,418,214	1,418,214	1,320,101	1,320,101
Financial Liabilities:
Non-interest-bearing liabilities	$44,246,563	$44,246,563	$42,664,536	$42,664,536
Savings and other interest-bearing deposits	107,915,874	107,912,174	123,557,342	123,654,743
Time deposits	99,485,144	99,441,067	92,564,678	92,544,381
Securities sold under repurchase agreements	5,242,876	5,242,876	5,048,450	5,048,450
FHLB advance	25,000,000	24,885,359	10,000,000	10,001,838
Accrued interest payable	413,553	413,553	239,033	239,033

The above presentation of fair values is required by Statement on Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments. The fair values shown do not necessarily represent the amounts, which would be received on immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

At December 31, 2006 and 2005, the fair value of loan commitments and standby letters of credit was immaterial.

Note 19. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets

	2006	2005
Assets
Cash and due from banks	$151,913	$209,430
Investments in subsidiaries	25,936,840	26,108,877
Premises and equipment, net	81,076	106,288
Other assets	441,336	412,834

Total assets	$26,611,165	$26,837,429

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$330,826	$314,717
Other liabilities	7,496	4,780

Total liabilities	$338,322	$319,497
Total shareholder’s equity	26,272,843	26,517,932

Total liabilities and shareholders’ equity	$26,611,165	$26,837,429

Condensed Statements of Income

	2006	2005	2004
Dividends from subsidiaries	$2,000,000	$1,200,000	$750,000
Other income	15,384	28,467	5,825

Total non-interest income	2 ,015,384	1,228,467	755,825

Total non-interest expense	510,273	427,402	338,987

Income before income taxes and equity in undistributed earnings of subsidiaries	1,505,111	801,065	416,838
Income tax benefit	(133,823)	(108,981)	(85,413)

Income before equity in undistributed earnings of subsidiaries	1,638,934	910,046	502,251

Equity in undistributed earnings of subsidiaries	689,811	1,636,539	1,679,109

Net income	$2,328,745	$2,546,585	$2,181,360

	2006	2005	2004
Condensed Statements of Cash Flows
Cash Flows from Operating Activities:
Net income	$2,328,745	$2,546,585	$2,181,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,212	19,836	24,625
Stock-based compensation	45,301	—	—
Equity in undistributed earnings of subsidiaries	(689,811)	(1,636,539)	(1,679,109)
Decrease in other assets	57,700	(19,863)	(15,905)
Net change in deferred directors’ compensation	16,109	16,954	23,325
Increase / (decrease) in other liabilities	(83,486)	(61,959)	96,548

Net cash provided by operating activities	$1,699,770	$865,014	$630,844
Cash Flows from Investing Activities:
Investment in subsidiaries	—	—	$(160,000)

Net cash provided by (used in) investing activities	$—	$—	$(160,000)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	$344,415	$430,418	$424,407
Dividends paid	(1,528,945)	(1,480,770)	(1,414,327)
Repurchase of stock	(572,757)	(43,384)	(52,645)

Net cash used in financing activities	(1,757,287)	(1,093,736)	(1,042,565)

Net (decrease) in cash and due from banks	(57,517)	(228,722)	(571,721)
Cash and due from banks at January 1	209,430	438,152	1,009,873

Cash and due from banks at December 31	$151,913	$209,430	$438,152

Note 20. Quarterly Condensed Statements of Income (unaudited)

2006 Quarter ended	March 31	June 30	September 30	December 31
(in thousands)
Total interest income	$4,376	$4,496	$4,647	$4,731
Net interest income after provision for loan losses	2,689	2,608	2,592	2,774
Other income	661	739	900	813
Other expenses	2,522	2,617	2,673	2,763
Income before income taxes	828	730	819	824
Net income	611	527	602	589
(in dollars)
Earnings per common share-assuming dilution	$0.26	$0.22	$0.25	$0.25
Dividends per common share	$0.160	$0.160	$0.160	$0.165

2005 Quarter ended	March 31	June 30	September 30	December 31
(in thousands)
Total interest income	$3,782	$3,994	$4,163	$4,299
Net interest income after provision for loan losses	2,511	2,627	2,702	2,710
Other income	607	684	755	694
Other expenses	2,289	2,430	2,506	2,560
Income before income taxes	828	881	951	844
Net income	604	639	687	617
(in dollars)
Earnings per common share-assuming dilution	$0.25	$0.27	$0.29	$0.26
Dividends per common share	$0.155	$0.155	$0.155	$0.160

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the consolidated balance sheets of Bay Banks of Virginia, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 8 to the consolidated financial statements, on December 31, 2006, Bay Banks of Virginia, Inc. changed its method of accounting for its pension plan to adopt FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Winchester, Virginia

March 22, 2007

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

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS and Corporate Governance

All required information is detailed in the Company’s 2007 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

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

The following table summarizes information, as of December 31, 2006, relating to the Company’s stock incentive plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

At December 31, 2006	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans Approved by shareholders	183,812	(1)	$15.15	127,751
Equity compensation plans not approved by shareholders	—		—	—

Total	183,812		$15.15	127,751

(1)	Consists of options granted pursuant to the Company’s incentive stock option plans.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and Director Independence

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part I, Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2004).

10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579, dated February 28, 1997).

10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

10.3	2003 Incentive Stock Option Plan. (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

99.1	Code of Ethics

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