Form 10-K/A
period 2006-12-31
BAY BANKS OF VIRGINIA INC
filed 2007-04-09
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on

May 21, 2007 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 is being filed to correct errors on the signature page (page 54). The year originally stated was “2006” and is hereby corrected to state “2007”. The signature for “Weston F. Conley, Jr.” is hereby corrected and replaced by the signature for “Walter C. Ayers”.

Except as described above, no other changes have been made to the original filing and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of April, 2007.

Bay Banks of Virginia, Inc.

(registrant)

By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III,
President and Chief Executive Officer
(Principal Executive Officer)