Form 10-Q
period 2007-03-31
BAY BANKS OF VIRGINIA INC
filed 2007-05-02
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

2,371,227 shares of common stock on May 1, 2007

FORM 10-Q

For the interim period ending March 31, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$5,480,784	$6,320,951
Interest-bearing deposits in other banks	175,152	148,436
Federal funds sold	303,153	4,636,278
Securities available for sale, at fair value	38,306,293	38,393,648
Securities held to maturity at amortized cost (fair value, $437,417 and $430,594)	460,620	457,091
Loans, net of allowance for loan losses of $2,308,403 and $2,235,544	248,872,716	243,372,412
Premises and equipment, net	10,647,790	10,317,498
Accrued interest receivable	1,455,979	1,418,214
Other real estate owned	561,745	561,745
Core deposit intangible	2,807,842	2,807,842
Other assets	1,443,187	1,258,970

Total assets	$310,515,261	$309,693,085

LIABILITIES
Noninterest-bearing deposits	$41,646,545	$44,246,563
Savings and interest-bearing demand deposits	110,193,058	107,915,874
Time deposits	98,923,948	99,485,144

Total deposits	$250,763,551	$251,647,581

Federal Funds purchased	1,757,000	6,000
Securities sold under repurchase agreements	4,855,856	5,242,876
Federal Home Loan Bank advances	25,000,000	25,000,000
Other liabilities	1,832,461	1,428,744

Total liabilities	$284,208,868	$283,325,201

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized – 5,000,000 shares; outstanding—2,370,727 and 2,374,727 shares, respectively)	$11,853,633	$11,873,633
Additional paid-in capital	4,692,494	4,722,592
Retained Earnings	10,714,372	10,726,121
Accumulated other comprehensive (loss), net	(954,106)	(954,462)

Total shareholders’ equity	$26,306,393	$26,367,884

Total liabilities and shareholders’ equity	$310,515,261	$309,693,085

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three month periods ended

	March 31, 2007	March 31, 2006
INTEREST INCOME
Loans, including fees	$4,276,480	$3,876,392
Securities:
Taxable	229,476	280,889
Tax-exempt	186,677	191,250
Federal funds sold	25,256	27,799

Total interest income	4,717,889	4,376,330

INTEREST EXPENSE
Deposits	1,730,577	1,467,374
Securities sold under repurchase agreements	43,426	38,218
Federal funds purchased	8,844	6,601
Federal Home Loan Bank advances and other short term borrowings	286,125	100,362

Total interest expense	2,068,972	1,612,555

Net interest income	2,648,917	2,763,775
Provision for loan losses	75,000	75,000

Net interest income after provision for loan losses	2,573,917	2,688,775

NON-INTEREST INCOME
Income from fiduciary activities	174,447	173,333
Service charges and fees on deposit accounts	174,561	157,991
Other service charges and fees	313,456	265,578
Secondary market lending fees	47,798	41,124
Other income	(2,427)	23,059

Total non-interest income	707,835	661,085

NON-INTEREST EXPENSES
Salaries and employee benefits	1,504,071	1,378,718
Occupancy expense	458,234	430,294
Bank franchise tax	46,361	46,684
Visa expense	123,392	104,900
Telephone expense	49,940	47,543
Other expenses	602,977	513,586

Total non-interest expenses	2,784,975	2,521,725

Net income before income taxes	496,777	828,135

Income tax expense	117,851	217,571

Net income	$378,926	$610,564

Basic Earnings Per Share
Average basic shares outstanding	2,370,922	2,374,377
Earnings per share, basic	$0.16	$0.26

Diluted Earnings Per Share
Average diluted shares outstanding	2,375,398	2,381,118
Earnings per share, diluted	$0.16	$0.26

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2006	$11,929,830	$4,849,436	$9,926,321	$(92,614)	$26,612,973

Comprehensive Income:
Net Income	—	—	610,564	—	610,564
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($103,075)				(200,086)	(200,086)
Total comprehensive income					410,478

Cash dividends paid—$0.16/share	—	—	(379,435)	—	(379,435)
Stock repurchases	(112,500)	(211,727)	—	—	(324,227)
Sale of common stock:
Dividends Reinvested	31,884	53,564	—	—	85,448

Balance at March 31, 2006	$11,849,214	$4,691,273	$10,157,450	$(292,700)	$26,405,237

Balance at January 1, 2007	11,873,633	4,722,592	10,726,121	(954,462)	26,367,884
Comprehensive Income:
Net Income	—	—	378,926	—	378,926
Changes in unrealized holding gains on securities arising during the period, net of taxes of $183				356	356

Total comprehensive income					379,282
Cash dividends paid —$0.165 per share	—	—	(390,675)	—	(390,675)
Stock repurchases	(20,000)	(39,266)	—	—	(59,266)
Stock-based compensation	—	9,168	—	—	9,168

Balance at March 31, 2007	$11,853,633	$4,692,494	$10,714,372	$(954,106)	$26,306,393

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	March 31, 2007	March 31, 2006
Cash Flows From Operating Activities
Net Income	$378,926	$610,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248,445	227,680
Net amortization and accretion of securities	3,219	5,528
Provision for loan losses	75,000	75,000
Stock-based compensation	9,168	—
Deferred income taxes	7,586	—
(Increase)/decrease in accrued income and other assets	(215,354)	81,435
Increase in other liabilities	395,947	447,712

Net cash provided by operating activities	$902,937	$1,447,919

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	279,636	788,261
Proceeds from sales of available-for-sale securities	45,400	4,133,900
Purchases of available-for-sale securities	(243,890)	(491,807)
Increase in interest bearing deposits in other assets	(26,716)	(11,250)
Decrease in federal funds sold	4,333,125	2,884,117
Loan originations and principal collections, net	(5,575,307)	(6,964,940)
Purchases of premises and equipment	(585,362)	(177,446)

Net cash provided by (used in) investing activities	$(1,773,114)	$160,835

Cash Flows From Financing Activities
Decrease in demand, savings, and other interest-bearing deposits	(322,834)	(3,658,666)
Net increase / (decrease) in time deposits	(561,195)	4,576,241
Net increase in securities sold under repurchase agreements and federal funds purchased	1,363,980	51,773
Proceeds from issuance of common stock	—	85,447
Dividends paid	(390,675)	(379,435)
Repurchase of common stock	(59,266)	(324,227)

Net cash provided by financing activities	$30,010	$351,133

Net increase / (decrease) in cash and due from banks	(840,167)	1,959,887

Cash and due from banks at beginning of period	6,320,951	5,213,462

Cash and due from banks at end of period	$5,480,784	$7,173,349

Supplemental Schedule of Noncash Investing and Financing Activities:
Interest paid	$2,068,450	$1,591,051

Unrealized gain/(loss) on investment securities	539	(303,161)

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2006 Annual Report to Shareholders.

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on financial condition or the results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115, permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 unless early adoption is exercised. This Company has chosen not to elect early adoption of SFAS No. 159. The adoption of this statement is not expected to have a material effect on financial condition or the results of operations.

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at March 31, 2007, and December 31, 2006, follow:

Available-for-sale securities March 31, 2007 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$10,379,664	$2,406	$(130,477)	$10,251,593
State and municipal obligations	25,917,184	116,751	(254,257)	25,779,678
Corporate bonds	275,745	877	—	276,622
Restricted securities	1,998,400	—	—	1,998,400

	$38,570,993	$120,034	$(384,734)	$38,306,293

Available-for-sale securities December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$10,393,363	$2,231	$(165,614)	$10,229,980
State and municipal obligations	25,945,581	133,172	(236,277)	25,842,476
Corporate bonds	276,144	1,248	—	277,392
Restricted securities	2,043,800	—	—	2,043,800

	$38,658,888	$136,651	$(401,891)	$38,393,648

Held-to-maturity securities March 31, 2007 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$460,620	$—	$(23,203)	$437,417

Held-to-maturity securities December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$457,091	$—	$(26,497)	$430,594

Securities with a market value of $11.8 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of March 31, 2007. The market value of pledged securities at year-end 2006 was $11.5 million.

Securities in an unrealized loss position at March 31, 2007, and December 31, 2006, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Bonds with unrealized loss positions at March 31, 2007, included 22 federal agencies and 50 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
March 31, 2007 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$10,128,270	$130,477	$10,128,270	$130,477

States and municipal obligations	845,864	6,260	12,821,670	271,200	13,667,534	277,460

Total temporarily impaired securities	$845,864	$6,260	$22,949,940	$401,677	$23,795,804	$407,937

	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$10,095,893	$165,614	$10,095,893	$165,614

States and municipal obligations	1,855,328	6,840	11,645,440	255,934	13,500,768	262,774

Total temporarily impaired securities	$1,855,328	$6,840	$21,741,333	$421,548	$23,596,661	$428,388

No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates.

Note 3: Loans

The components of loans were as follows:

	March 31, 2007	December 31, 2006
	(unaudited)
Mortgage loans on real estate:
Construction	$45,370,261	$47,977,209
Secured by farmland	678,745	678,745
Secured by 1-4 family residential	139,849,182	135,854,227
Other real estate loans	35,118,254	32,660,442
Commercial and industrial loans (not secured by real estate)	18,639,107	18,077,943
Consumer installment loans	8,868,501	8,517,900
All other loans	1,835,642	996,258
Net deferred loan costs and fees	821,427	845,232

Total loans	$251,181,119	$245,607,956
Allowance for loan losses	(2,308,403)	(2,235,544)

Loans, net	$248,872,716	$243,372,412

Loans upon which the accrual of interest has been discontinued totaled $206 thousand as of March 31, 2007, and $239 thousand as of December 31, 2006.

Note 4: Allowance for Loan Losses

	March 31, 2007	December 31, 2006	March 31, 2006
	(unaudited)		(unaudited)
Balance, beginning of year	$2,235,544	$2,157,716	$2,157,716
Provision for loan losses	75,000	125,000	75,000
Recoveries	23,850	37,545	1,816
Loans charged off	(25,991)	(84,717)	(32,976)

Balance, end of period	$2,308,403	$2,235,544	$2,201,556

Information about impaired loans is as follows:

For the three months and twelve months ended,	March 31, 2007	December 31, 2006
	(unaudited)
Impaired loans for which an allowance has been provided	$3,104,601	$2,857,269

Allowance provided for impaired loans, included in the allowance for loan losses	$964,442	$991,769

Average balance impaired loans	$3,005,291	$3,168,724

Interest income recognized (collected $60,769 and $269,521)	$65,694	$275,412

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Three months ended	March 31, 2007		March 31, 2006
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,370,922	$0.16	2,374,377	$0.26

Effect of dilutive securities: Stock options	4,476		6,741

Diluted earnings per share	2,375,398	$0.16	2,381,118	$0.26

As of March 31, 2007 and 2006, options on 129,838 shares and 156,039 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $9 thousand during the first three months of 2007. As of March 31, 2007, there was no unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black Scholes Model amortized on a straight-line basis over the vesting period of the award. There were no options granted or exercised during the three month period ended March 31, 2007.

Stock option plan activity for the three months ended March 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	183,812	$15.15	5.9

Granted	—	$—
Forfeited	—	$—
Exercised	—	$—
Expired	—	$—
Options outstanding, March 31	183,812	$15.15	5.6	$—

Options exercisable, March 31	148,812	$15.56	4.6	$—

Note 7: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at March 31, 2007, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at March 31, 2007.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
Three months ended March 31,	2007	2006	2007	2006
Service cost	$77,562	$73,032	$4,621	$5,015
Interest cost	57,041	50,871	7,588	7,861
Expected return on plan assets	(64,998)	(58,641)	—	—
Amortization of unrecognized prior service cost	4,093	4,093	—	—
Amortization of unrecognized net loss	9,365	12,900	1,386	2,686
Amortization of transition obligation	—	—	728	728

Net periodic benefit cost	$83,063	$82,255	$14,323	$16,290

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, that it expected to contribute $500,000 to its pension plan and $22,039 to its post-retirement benefit plan in 2007. The Company has made the pension plan contribution in full and has contributed $4,404 toward the post-retirement plan during the first three months of 2007.

Note 9: FHLB Advance

On March 31, 2007, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of two advances, one for $15.0 million, which was acquired on May 18, 2006, and another for $10.0 million, which was acquired on September 12, 2006. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The FHLB holds an option to terminate the $15 million advance on May 18, 2007, or any subsequent quarterly payment date. Similarly, they hold an option to terminate the $10 million advance on September 12, 2007, or any subsequent quarterly payment date.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Since March 31, 2007, available credit has increased from $6 million to $37 million.

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

EARNINGS SUMMATION

For the three months ended March 31, 2007, net income was $379 thousand as compared to $611 thousand for the comparable period in 2006, a decrease of 37.9%. Diluted earnings per average share for the three months ended March 31, 2007 were $0.16 as compared to $0.26 for the three months ended March 31, 2006. Annualized return on average assets was 0.5% for the three months ended March 31, 2007 compared to 0.8% for the three months ended March 31, 2006. Annualized return on average equity was 5.7% for the three months ended March 31, 2007, down from 9.4% for the similar period ended March 31, 2006.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 3.81% for the three months ended March 31, 2007, compared to 4.05% for the same period in 2006.

Net interest income before provision for loan losses for the three months ended March 31, 2007 was $2.6 million, compared to $2.8 million for the three months ended March 31, 2006, a decrease of 4.2%. Decreases in net interest income were driven mainly by increases in costs of funds. This market rate environment causes the Bank’s cost of funds to be higher than normal and its yield on earning assets to be lower than normal, both effects causing a negative impact on net interest income. Average interest-earning assets totaled $288 million for the three months ended March 31, 2007 as compared to $282.6 million for the three months ended March 31, 2006, an increase of 1.9%. Average interest-earning assets as a percent of total average assets was 93.6% for the three months ended March 31, 2007 as compared to 93.5% for the comparable period of 2006. The annualized yield on average interest-earning assets for the three months ended March 31, 2007 was 6.69% as compared to 6.34% for the three months ended March 31, 2006.

For nearly twelve months, short term rates, exemplified by the Federal Funds target rate, have been higher than long term rates, such as mortgage rates, creating an inverted yield curve. A continuation of this rate environment could affect the Company’s net interest margin negatively. Management expects positive loan rate adjustments to continue through 2007, in which case interest income should continue to improve. However, management expects the cost of funds, and hence interest expense, to continue to rise. Therefore, the Company continues to diligently manage its cost of funds.

Average interest-bearing liabilities totaled $238.7 million for the three months ended March 31, 2007, as compared to $232.2 million for the three months ended March 31, 2006, an increase of 2.8%. The annualized cost of interest-bearing liabilities for the three months ended March 31, 2007, was 3.47% as compared to 2.78% for the three months ended March 31, 2006.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities was 3.22% for the three months ended March 31, 2007 and 3.56% for the same period in 2006.

Average total assets for the three months ended March 31, 2007 were $307.7 million as compared to $302.3 million for the three months ended March 31, 2006.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis)	Three months ended 3/31/2007			Three months ended 3/31/2006
(Dollars in thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	$19,002	$229	4.77%	$24,197	$280	4.63%
Tax-exempt investments (1)	19,749	283	5.73%	20,174	290	5.75%

Total Investments	38,751	512	5.27%	44,371	570	5.14%

Gross loans (2)	247,177	4,276	6.92%	235,619	3,876	6.58%
Interest-bearing deposits in other banks	179	3	5.45%	139	2	5.91%
Fed funds sold	1,889	25	5.35%	2,424	28	4.59%

TOTAL INTEREST EARNING ASSETS	$287,996	$4,816	6.69%	$282,553	$4,476	6.34%

INTEREST-BEARING LIABILITIES:
Savings deposits	$55,311	$425	3.07%	$61,509	$406	2.64%
NOW deposits	38,511	101	1.05%	43,774	73	0.67%
Time deposits >= $100,000	36,500	417	4.57%	30,694	302	3.94%
Time deposits < $100,000	62,719	677	4.31%	65,959	608	3.69%
Money market deposit accounts	15,651	111	2.85%	15,348	78	2.03%

Total interest bearing deposits	$208,692	$1,731	3.32%	$217,285	$1,467	2.70%

Fed funds purchased	660	9	5.36%	540	7	4.64%
Securities sold to repurchase	4,317	43	4.02%	4,385	38	3.49%
FHLB advance	25,000	286	4.58%	10,000	100	4.01%

TOTAL INTEREST-BEARING LIABILITIES	$238,669	$2,069	3.47%	$232,210	$1,612	2.78%

Net interest income/yield on earning assets		$2,747	3.81%		$2,864	4.05%
Net interest rate spread			3.22%			3.56%

Notes:

(1)-Yield and income assumes a federal tax rate of 34%

(2)-Includes Visa Program & nonaccrual loans

Through the three months ended March 31, 2007, average interest-earning assets were comprised of the loan portfolio with $247.2 million and the investment portfolio with $38.7 million. For the three month period ended March 31, 2007, compared to the same period in 2006, on a fully tax equivalent basis, tax-exempt investment yields decreased to 5.73% from 5.75%, and taxable investment yields increased to 4.77% from 4.63%, resulting in an increase in total investment yield to 5.27% from 5.14%. The investment portfolio will provide liquidity as short investments mature during 2007.

In the three months ended March 31, 2007, gross loans on average yielded 6.92% as compared to 6.58% for the same period in 2006. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans since 2004. By keeping the re-pricing terms of the loan portfolio short, these assets have been positioned well for this recent rate environment.

As short-term rates in the market increased during 2005 and 2006, the Company held its deposit rates unchanged wherever possible in order to control its cost of funds. By the fall of 2006, increasing competitive pricing pressure caused the Company to begin to raise its deposit rates. For the three months ended March 31, 2007 compared to March 31, 2006, the cost of total interest-bearing deposits has increased to 3.32% from 2.70%, with increases in each type of deposit category.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On March 31, 2007, federal funds sold totaled $303 thousand and securities maturing in one year or less totaled $4.5 million, for a total pool of $4.8 million. The liquidity ratio as of March 31, 2007 was 10.7% as compared to 11.5% as of December 31, 2006. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. In addition, as noted earlier, the Company has $37 million available on lines of credit with the FHLB, plus federal fund lines with several correspondent banks.

OFF BALANCE SHEET ITEMS

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

CAPITAL RESOURCES

From December 31, 2006 to March 31, 2007, total shareholders’ equity decreased to $26.3 million from $26.4 million or 0.2%. The primary driver of this decrease is reduced net income, which resulted in dividend payments of $391 thousand exceeding net income of $379 thousand for the quarter. The Company remains committed to returning earnings to its shareholders through dividends.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before accumulated other comprehensive loss was $27.3 million on March 31, 2007 and $27.3 million on December 31, 2006. Accumulated other comprehensive loss decreased by $356 between December 31, 2006 and March 31, 2007.

Book value per share, basic, on March 31, 2007, compared to March 31, 2006, decreased to $11.10 from $11.14, or 0.3%. Book value per share, basic, before accumulated comprehensive loss on March 31, 2007, compared to March 31, 2006, declined to $11.17 from $11.27, a decrease of 0.8%. Cash dividends paid for the three months ended March 31, 2007, were $0.165 per share, compared to $0.16 per share, for the comparable period ended March 31, 2006, an increase of 3.1%. Average basic shares outstanding for the three months ended March 31, 2007, were 2,370,922 compared to 2,374,377 for the comparable period ended March 31, 2006. Average diluted shares outstanding for the three months ended March 31, 2007, were 2,375,398 compared to 2,381,118 for the comparable period ended March 31, 2006.

The Company began a share repurchase program in August of 1999 and has continued the program into 2007. Repurchases of Company stock reduced equity by $59 thousand during the first quarter of 2007 compared to $324 thousand for the comparable period in 2006.

The Company is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. As of March 31, 2007, the Company maintained Tier 1 capital of $24.5 million, net risk weighted assets of $236.6 million, and Tier 2 capital of $2.3 million. On March 31, 2007, the Tier 1 capital to risk weighted assets ratio was 10.3%, the total capital ratio was 11.3%, and the Tier 1 leverage ratio was 8.0%. These ratios continue to be well in excess of regulatory minimums.

FINANCIAL CONDITION

Total assets increased by 0.3% during the three-month period ended March 31, 2007. Total assets were $310.5 million at March 31, 2007, as compared to $309.7 million at year-end 2006. Cash and cash equivalents, which produce no income, decreased to $5.5 million on March 31, 2007, compared to $6.3 million at year-end 2006.

During the three months ended March 31, 2007, gross loans increased by $5.6 million or 2.3%, to $251.2 million from $245.6 million at year-end 2006. The major component of this increase was real estate mortgage loans secured by 1-4 family residential collateral, with 2.9% growth to $139.8 million.

For the three months ended March 31, 2007, the Company charged off loans totaling $26 thousand. For the comparable period in 2006, total loans charged off were $85 thousand. The Company maintained $562 thousand of other real estate owned (“OREO”) as of March 31, 2007, which is unchanged from year-end 2006. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $75 thousand through the three months ended March 31, 2007 and March 31, 2006. The allowance for loan losses, as a percentage of total loans, was 0.92% at March 31, 2007. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process, the Company assesses the appropriate provision for the coming quarter. As of March 31, 2007, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of March 31, 2007, $3.1 million of loans were considered impaired, of which $206 thousand were on non-accrual status. There were $239 thousand of loans on non-accrual status as of year-end 2006. Impaired loans are those loans, not secured by real estate, classified as substandard, doubtful, or loss, that are commercial or non-farm/non-residential in nature. Loans still accruing interest but delinquent for 90 days or more were $1.6 million on March 31, 2007, as compared to $701 thousand on March 31, 2006. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of March 31, 2007, securities available for sale at market value totaled $38.3 million as compared to $38.4 million on December 31, 2006. This represents a net decrease of $87 thousand or 0.2% for the three months. Securities held to maturity were $461 thousand as of March 31, 2007, compared to $457 thousand at December 31, 2006. As of March 31, 2007, the investment portfolio represented 11.2% of total assets and 12.1% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. The resulting accumulated adjustment to book value as of March 31, 2007, was a net unrealized loss of $265 thousand. The corresponding accumulated loss adjustment to shareholders’ equity was $175 thousand. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold.

As of March 31, 2007, total deposits were $250.8 million compared to $251.6 million at year-end 2006. This represents a decrease in balances of $884 thousand or 0.3% during the three months. Components of this decrease include noninterest-bearing deposits with a 5.9% decrease to $41.6 million and time deposits with a 0.6% decrease to $98.9 million. Savings and interest-bearing demand deposits increased by 2.1% to $110.2 million.

In July of 2006, the Bank received approval on its application to establish a Colonial Beach, Virginia branch office. Colonial Beach is an incorporated town within Westmoreland County. Accordingly, the Bank intends to establish a new facility within twelve months of this application’s approval date. This will be the Bank’s 8th banking office and the 2nd in Westmoreland County, an extension of its market to that County’s western end.

In addition to this new branch office, the Bank completed its renovation of its Callao office, located in Northumberland County, Virginia in March, 2007. These construction projects will result in some increases to depreciation and related expense. Management believes that improvements in customer service and an expanded market footprint will reap benefits in excess of costs.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2007 and 2006 totaled $708 thousand and $661 thousand, respectively. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities which contributed $174 thousand compared to $173 thousand through three months of 2007 versus 2006, service charges on deposit accounts which contributed $175 thousand through three months of 2007 versus $158 thousand for the comparable period in 2006, and other service charges and fees, which contributed $313 thousand compared to $266 thousand through the three months of 2007 and 2006, respectively. The primary component of the increase in other service charges and fees is non-deposit product fee income and Visa® income. Non-deposit product fee income was $313 thousand for the first three months of 2007, compared to $266 thousand for the similar period in 2006. Visa® income was $159 thousand for the first three months of 2007, compared to $136 thousand for the same period in 2006. Secondary market lending fees totaled $48 thousand for the three-month period ended March 31, 2007, compared to $41 thousand for the same period in 2006.

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

NON-INTEREST EXPENSE

For the three months ended March 31, 2007, non-interest expenses were $2.8 million compared to $2.5 million for the three month period ended March 31,2006. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the three months ended March 31, 2007, salary and benefit expense was $1.5 million, compared to $1.4 million for the same period of 2006. In preparation for planned growth, the Bank has hired new personnel in key revenue-producing areas of the Bank, which has resulted in this expected increase in salary and benefit expense. Occupancy expense was $458 thousand through the three months ended March 31, 2007 as compared to $430 thousand for the same period of 2006.

Other expenses include bank franchise taxes which totaled $46 thousand through three months of 2007 and 2006, expenses related to the Visa® program which were $123 thousand through three months of 2007 and $105 thousand through three months of 2006, telephone expenses which were $50 thousand for the current period and $48 thousand through three months of 2006, and other operating expenses which totaled $603 thousand for the current period versus $514 thousand for the three months ended March 31, 2006. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes from the quantitative and qualitative disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

As of May 1, 2007, there were no material changes to the risk factors previously disclosed in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company began a share repurchase program in August of 1999 and has continued the program into 2007. On May 4, 2006, an additional 100,000 shares were authorized for repurchase, bringing the combined total to 280,000 shares the Company has authorized under the program.

The status of the Company’s stock repurchase program is shown in the table below.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2007	4,000	$14.83	4,000	92,928
February, 2007	—	—	—	92,928
March, 2007	—	—	—	92,928

Total	4,000	$14.83	4,000

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 1, 2007	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)