Form 10-Q
period 2007-06-30
BAY BANKS OF VIRGINIA INC
filed 2007-08-02
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

2,367,817 shares of common stock on July 31, 2007

FORM 10-Q

For the interim period ending June 30, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$5,726,521	$6,320,951
Interest-bearing deposits in other banks	116,629	148,436
Federal funds sold	11,523,451	4,636,278
Securities available for sale, at fair value	36,745,412	38,393,648
Securities held to maturity at amortized cost (fair value, $437,871 and $430,594)	464,176	457,091
Loans, net of allowance for loan losses of $2,361,890 and $2,235,544	249,769,459	243,372,412
Premises and equipment, net	10,473,279	10,317,498
Accrued interest receivable	1,532,104	1,418,214
Other real estate owned	812,612	561,745
Core deposit intangible	2,807,842	2,807,842
Other assets	1,369,733	1,258,970

Total assets	$321,341,218	$309,693,085

LIABILITIES
Noninterest-bearing deposits	$42,544,950	$44,246,563
Savings and interest-bearing demand deposits	107,027,121	107,915,874
Time deposits	107,335,608	99,485,144

Total deposits	$256,907,679	$251,647,581

Federal Funds purchased	—	6,000
Securities sold under repurchase agreements	7,054,330	5,242,876
Federal Home Loan Bank advances	30,000,000	25,000,000
Other liabilities	1,256,087	1,428,744

Total liabilities	$295,218,096	$283,325,201

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,369,017 and 2,374,727 shares, respectively)	$11,845,083	$11,873,633
Additional paid-in capital	4,675,499	4,722,592
Retained Earnings	10,764,993	10,726,121
Accumulated other comprehensive (loss), net	(1,162,453)	(954,462)

Total shareholders’ equity	$26,123,122	$26,367,884

Total liabilities and shareholders’ equity	$321,341,218	$309,693,085

See Notes to Consolidated Financial Statements.

Consolidated Statements of Income

(Unaudited)	Quarter ended June 30, 2007	Quarter ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
INTEREST INCOME
Loans, including fees	$4,456,941	$4,002,733	$8,733,421	$7,879,125
Securities:
Taxable	226,631	257,000	456,107	537,889
Tax-exempt	185,611	189,353	372,288	380,603
Federal funds sold	41,659	47,094	66,915	74,893

Total interest income	4,910,842	4,496,180	9,628,731	8,872,510

INTEREST EXPENSE
Deposits	1,779,176	1,541,840	3,509,753	3,009,214
Securities sold under repurchase agreements	61,485	64,370	104,911	102,588
Federal funds purchased	26,607	20,207	35,451	26,808
Federal Home Loan Bank advances and other short term borrowings	316,713	186,924	602,838	287,286

Total interest expense	2,183,981	1,813,341	4,252,953	3,425,896

Net interest income	2,726,861	2,682,839	5,375,778	5,446,614
Provision for loan losses	75,000	75,000	150,000	150,000

Net interest income after provision for loan losses	2,651,861	2,607,839	5,225,778	5,296,614

NON-INTEREST INCOME
Income from fiduciary activities	158,818	180,651	333,265	353,984
Service charges and fees on deposit accounts	193,525	187,683	368,086	345,674
Other service charges and fees	333,720	298,557	647,176	564,135
Secondary market lending fees	59,746	41,159	107,544	82,283
Other income	4,965	31,202	2,538	54,261

Total non-interest income	750,774	739,252	1,458,609	1,400,337

NON-INTEREST EXPENSES
Salaries and employee benefits	1,486,200	1,375,469	2,990,271	2,754,187
Occupancy expense	443,901	433,968	902,135	864,262
Bank franchise tax	46,361	46,685	92,722	93,369
Visa expense	148,831	132,676	272,223	237,576
Telephone expense	44,896	45,543	94,836	93,086
Other expenses	643,000	582,689	1,245,977	1,096,275

Total non-interest expenses	2,813,189	2,617,030	5,598,164	5,138,755

Net income before income taxes	589,446	730,061	1,086,223	1,558,196

Income tax expense	147,516	202,601	265,367	420,172

Net income	$441,930	$527,460	$820,856	$1,138,024

Basic Earnings Per Share
Average basic shares outstanding	2,370,986	2,370,441	2,370,954	2,372,398
Earnings per share, basic	$0.19	$0.22	$0.35	$0.48

Diluted Earnings Per Share
Average diluted shares outstanding	2,372,246	2,376,237	2,373,254	2,384,935
Earnings per share, diluted	$0.19	$0.22	$0.35	$0.48

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance on January 1, 2006	$11,929,830	$4,849,436	$9,926,321	$(92,614)	$26,612,973

Comprehensive Income:
Net Income			1,138,024		1,138,024
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($193,078)				(374,799)	(374,799)

Total Comprehensive Income					763,225
Cash dividends paid — $0.32/share			(758,441)		(758,441)
Stock repurchases	(150,000)	(284,407)	—	—	(434,407)
Stock-based compensation		26,965			26,965
Sale of common stock:
Dividends reinvested	61,071	110,479	—	—	171,550
Stock options exercised	19,730	(19,690)	—	—	40

Balance on June 30, 2006	$11,860,631	$4,682,783	$10,305,904	$(467,413)	$26,381,905

Balance on January 1, 2007	11,873,633	4,722,592	10,726,121	(954,462)	26,367,884
Comprehensive Income:
Net Income			820,856		820,856
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of ($107,147)				(207,991)	(207,991)

Total Comprehensive Income					612,865
Cash dividends paid — $0.33/share			(781,984)		(781,984)
Stock repurchases	(38,000)	(73,034)	—	—	(111,034)
Stock-based compensation		27,991			27,991
Sale of common stock:
Stock options exercised	9,450	(2,050)	—	—	7,400

Balance on June 30, 2007	$11,845,083	$4,675,499	$10,764,993	$(1,162,453)	$26,123,122

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	June 30, 2007	June 30, 2006
Cash Flows From Operating Activities
Net Income	$820,856	$1,138,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	502,183	464,165
Net amortization and accretion of securities	6,157	9,036
Loss on sale of fixed assets	8,325	—
Provision for loan losses	150,000	150,000
Stock-based compensation	27,991	26,965
Deferred income taxes	7,586	—
Increase in accrued income and other assets	(224,651)	(2,868)
Increase/(decrease) in other liabilities	(73,096)	238,514

Net cash provided by operating activities	$1,225,351	$2,023,836

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	1,448,346	810,745
Proceeds from sales of available-for-sale securities	340,400	4,583,900
Purchases of available-for-sale securities	(468,890)	(1,166,807)
(Increase)/decrease in interest bearing deposits in other banks	31,807	(10,863)
(Increase)/decrease in federal funds sold	(6,887,173)	3,329,770
Loan originations and principal collections, net	(6,797,914)	(9,966,794)
Purchases of premises and equipment	(666,289)	(506,846)

Net cash used in investing activities	$(12,999,715)	$(2,926,895)

Cash Flows From Financing Activities
Decrease in demand, savings, and other interest-bearing deposits	(2,590,366)	(15,234,627)
Net increase in time deposits	7,850,464	9,926,098
Net increase in securities sold under repurchase agreements and federal funds purchased	1,805,454	3,699,929
Increase in FHLB advances	5,000,000	5,000,000
Proceeds from issuance of common stock	7,400	171,590
Dividends paid	(781,984)	(758,441)
Repurchase of common stock	(111,034)	(434,407)

Net cash provided by (used in) financing activities	$11,179,934	$2,370,142

Net increase / (decrease) in cash and due from banks	(594,430)	1,467,083

Cash and due from banks at beginning of period	6,320,951	5,213,462

Cash and due from banks at end of period	$5,726,521	$6,680,545

Supplemental Schedule of Noncash Investing and Financing Activities:
Interest paid	$4,223,454	$3,318,092

Income taxes paid	253,985	506,822

Unrealized loss on investment securities	(315,138)	(567,877)

Loans transferred to other real estate owned	(250,867)	—

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

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at June 30, 2007, and December 31, 2006, follow:

Available-for-sale securities June 30, 2007 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$9,366,858	$907	$(185,511)	$9,182,254
State and municipal obligations	25,460,251	46,260	(442,440)	25,064,071
Corporate bonds	275,279	408	—	275,687
Restricted securities	2,223,400	—	—	2,223,400

	$37,325,788	$47,575	$(627,951)	$36,745,412

Available-for-sale securities December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$10,393,363	$2,231	$(165,614)	$10,229,980
State and municipal obligations	25,945,581	133,172	(236,277)	25,842,476
Corporate bonds	276,144	1,248	—	277,392
Restricted securities	2,043,800	—	—	2,043,800

	$38,658,888	$136,651	$(401,891)	$38,393,648

Held-to-maturity securities June 30, 2007 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$464,176	$—	$(26,305)	$437,871

Held-to-maturity securities December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$457,091	$—	$(26,497)	$430,594

Securities with a market value of $12.3 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of June 30, 2007. The market value of pledged securities at year-end 2006 was $11.5 million.

Securities in an unrealized loss position at June 30, 2007, and December 31, 2006, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management has intent and demonstrated ability to hold securities to scheduled maturity or call dates. Bonds with unrealized loss positions at June 30, 2007, included 21 federal agencies and 56 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
June 30, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$9,070,308	$185,511	$9,070,308	$185,511

States and municipal obligations	2,534,540	33,119	12,654,008	435,627	15,188,548	468,746

Total temporarily impaired securities	$2,534,540	$33,119	$21,724,316	$621,138	$24,258,856	$654,257

	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$10,095,893	$165,614	$10,095,893	$165,614

States and municipal obligations	1,855,328	6,840	11,645,440	255,934	13,500,768	262,774

Total temporarily impaired securities	$1,855,328	$6,840	$21,741,333	$421,548	$23,596,661	$428,388

Note 3: Loans

The components of loans were as follows:

	June 30, 2007	December 31, 2006
	(unaudited)
Mortgage loans on real estate:
Construction	$39,264,150	$47,977,209
Secured by farmland	765,418	678,745
Secured by 1-4 family residential	146,079,309	135,854,227
Other real estate loans	36,024,430	32,660,442
Commercial and industrial loans (not secured by real estate)	19,681,424	18,077,943
Consumer installment loans	8,814,996	8,517,900
All other loans	687,983	996,258
Net deferred loan costs and fees	813,639	845,232

Total loans	$252,131,349	$245,607,956
Allowance for loan losses	(2,361,890)	(2,235,544)

Loans, net	$249,769,459	$243,372,412

Loans upon which the accrual of interest has been discontinued totaled $83 thousand as of June 30, 2007, and $239 thousand as of December 31, 2006.

Note 4: Allowance for Loan Losses

	June 30, 2007	December 31, 2006	June 30, 2006
	(unaudited)		(unaudited)
Balance, beginning of year	$2,235,544	$2,157,716	$2,157,716
Provision for loan losses	150,000	125,000	150,000
Recoveries	22,261	37,545	33,615
Loans charged off	(45,915)	(84,717)	(60,891)

Balance, end of period	$2,361,890	$2,235,544	$2,280,440

Information about impaired loans is as follows:

For the six months and twelve months ended,	June 30, 2007	December 31, 2006
	(unaudited)
Impaired loans for which an allowance has been provided	$3,265,675	$2,857,269

Allowance provided for impaired loans, included in the allowance for loan losses	$1,010,088	$991,769

Average balance impaired loans	$3,130,393	$3,168,724

Interest income recognized (collected $60,769 and $269,521)	$137,256	$275,412

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Six Months Ended
Three and six months ended (Unaudited)	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,370,986	$0.19	2,370,441	$0.22	2,370,954	$0.35	2,372,398	$0.48

Effect of dilutive securities:
Stock options	1,260		5,796		2,300		12,537

Diluted earnings per share	2,372,246	$0.19	2,376,237	$0.22	2,373,254	$0.35	2,384,935	$0.48

As of June 30, 2007 and 2006, options on 170,237 shares and 135,028 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $28 thousand during the first six months of 2007. As of June 30, 2007, there was $22 thousand unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 44,500 options granted and 6,900 options exercised during the six-month period ended June 30, 2007. The total intrinsic value of options exercised during 2007 was $22,425.

Stock option plan activity for the six months ended June 30, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	183,812	$15.15	5.9

Granted	44,500	$14.96
Forfeited	(23,872)	$13.83
Exercised	(6,900)	$11.96	`
Expired	—	$—
Options outstanding, June 30	197,540	$15.38	6.2	$23,757

Options exercisable, June 30	160,540	$15.46	5.3	$23,757

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on changes in the market value of the Company’s stock.

Note 7: Unidentifiable Intangibles

The Company has unidentifiable intangibles recorded on the consolidated financial statements relating to the purchase of five branches. The balance of the intangibles at June 30, 2007, as reflected on the consolidated balance sheet, was $2,807,842. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at June 30, 2007.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
Six months ended June 30,	2007	2006	2007	2006
Service cost	$155,124	$146,065	$9,241	$10,029
Interest cost	114,081	101,742	15,176	15,723
Expected return on plan assets	(129,996)	(117,281)	—	—
Amortization of unrecognized prior service cost	8,186	8,186	—	—
Amortization of unrecognized net loss	18,729	25,800	2,772	5,371
Amortization of transition obligation	—	—	1,456	1,457

Net periodic benefit cost	$166,124	$164,512	$28,645	$32,580

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, that it expected to contribute $500,000 to its pension plan and $22,039 to its post-retirement benefit plan in 2007. The Company has made $250,000 toward the pension plan contribution and has contributed $8,808 toward the post-retirement plan during the first six months of 2007.

Note 9: FHLB Advance

On June 30, 2007, the Company had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007 . The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate the $15 million advance on any quarterly payment date. They also hold an option to terminate the $10 million advance on September 12, 2007, or any subsequent quarterly payment date. Lastly, they hold an option to terminate the $5 million advance on May 19, 2008, or any subsequent quarterly payment date.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Remaining available credit is $34 million.

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

EARNINGS SUMMATION

For the six months ended June 30, 2007, net income was $821 thousand as compared to $1.1 million for the comparable period in 2006, a decrease of 27.9%. Diluted earnings per average share for the six months ended June 30, 2007 were $0.35 as compared to $0.48 for the six months ended June 30, 2006. Annualized return on average assets was 0.6% for the six months ended June 30, 2007 compared to 0.8% for the six months ended June 30, 2006. Annualized return on average equity was 6.2% for the six months ended June 30, 2007, down from 9.5% for the similar period ended June 30, 2006.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and net income. The annualized net interest margin was 3.83% for the six months ended June 30, 2007, compared to 3.97% for the same period in 2006.

Net interest income before provision for loan losses for the six months ended June 30, 2007 was $5.4 million, a decrease of 1.3% from the six months ended June 30, 2006. Although interest income has increased, interest expense has increased by a similar amount, causing zero growth in net interest income. Competition for deposits continues to drive increases in costs of funds.

For approximately 18 months, short term rates have been the same or higher than long term rates, creating a flat to inverted yield curve. The length of time this rate environment has persisted is unprecedented, and is causing challenges for nearly all financial institutions which rely on interest rate spreads as part of their income. A continuation of this rate environment could continue to affect the Company’s net interest margin negatively. Management expects positive loan rate adjustments to continue through 2007, in which case interest income should continue to improve. However, management expects the cost of funds, and hence interest expense, to continue to rise. Therefore, the Company continues to diligently manage both its yield on earning assets and its cost of funds.

Average interest-earning assets totaled $290.8 million for the six months ended June 30, 2007 as compared to $284.3 million for the six months ended June 30, 2006, an increase of 2.3%. Average interest-earning assets as a percent of total average assets was 94.5% for the six months ended June 30, 2007 as compared to 93.5% for the comparable period of 2006. The annualized yield on average interest-earning assets for the six months ended June 30, 2007 was 6.75% as compared to 6.38% for the six months ended June 30, 2006.

Average interest-bearing liabilities totaled $241.5 million for the six months ended June 30, 2007, as compared to $233.6 million for the six months ended June 30, 2006, an increase of 3.4%. The annualized cost of interest-bearing liabilities for the six months ended June 30, 2007, was 3.52% as compared to 2.93% for the six months ended June 30, 2006.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities was 3.23% for the six months ended June 30, 2007 and 3.45% for the same period in 2006.

Average total assets for the six months ended June 30, 2007 were $307.7 million as compared to $304.1 million for the six months ended June 30, 2006.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis)	Six months ended 6/30/2007			Six months ended 6/30/2006
(Dollars in thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	$18,778	$450	4.79%	$22,989	$534	4.64%
Tax-exempt investments (1)	19,710	564	5.72%	19,973	577	5.77%

Total Investments	38,488	1,014	5.27%	42,962	1,111	5.17%

Gross loans (2)	249,470	8,733	7.00%	237,646	7,879	6.63%
Interest-bearing deposits in other banks	163	6	5.45%	139	4	5.92%
Federal funds sold	2,631	67	5.09%	3,587	75	4.75%

TOTAL INTEREST EARNING ASSETS	$290,752	$9,820	6.75%	$284,334	$9,069	6.38%

INTEREST-BEARING LIABILITIES:
Savings deposits	$55,176	$855	3.10%	$60,399	$828	2.74%
NOW deposits	37,989	200	1.05%	42,563	158	0.74%
Time deposits >= $100,000	37,107	857	4.62%	30,906	623	4.03%
Time deposits < $100,000	62,779	1,365	4.35%	65,769	1,244	3.78%
Money market deposit accounts	15,785	232	2.94%	14,950	156	2.09%

Total interest bearing deposits	$208,836	$3,509	3.36%	$214,587	$3,009	2.80%

Federal funds purchased	1,290	35	5.50%	1,004	27	4.79%
Securities sold to repurchase	5,180	105	2.03%	5,373	103	1.91%
FHLB advances	26,215	603	4.60%	12,652	287	4.54%

TOTAL INTEREST-BEARING LIABILITIES	$241,521	$4,252	3.52%	$233,616	$3,426	2.93%

Net interest income/yield on earning assets		$5,568	3.83%		$5,642	3.97%
Net interest rate spread			3.23%			3.45%

Notes:

(1)-Yield and income assumes a federal tax rate of 34%

(2)-Includes Visa Program & nonaccrual loans.

Through the six months ended June 30, 2007, average interest-earning assets were comprised of the loan portfolio with $249.5 million and the investment portfolio with $38.5 million. For the six month period ended June 30, 2007, compared to the same period in 2006, on a fully tax equivalent basis, tax-exempt investment yields decreased to 5.72% from 5.77%, and taxable investment yields increased to 4.79% from 4.64%, resulting in an increase in total investment yield to 5.27% from 5.17%. The investment portfolio will provide liquidity as short investments mature during 2007.

In the six months ended June 30, 2007, gross loans on average yielded 7.00% as compared to 6.63% for the same period in 2006. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans since 2004. By keeping the re-pricing terms of the loan portfolio short, these assets have been positioned well for the recent rate environment.

As short-term rates in the market increased during 2005 and 2006, the Company held its deposit rates unchanged wherever possible in order to more effectively control its cost of funds. By the fall of 2006, increasing competitive pricing pressure caused the Company to begin to raise its deposit rates. For the six months ended June 30, 2007 compared to June 30, 2006, the cost of total interest-bearing deposits has increased to 3.36% from 2.80%, with increases in each type of deposit category.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2007, federal funds sold totaled $11.5 million and securities maturing in one year or less totaled $7.9 million, for a total pool of $19.4 million. The liquidity ratio as of June 30, 2007 was 13.7% as compared to 11.5% as of December 31, 2006. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. In addition, as noted earlier, the Company has $34 million available on lines of credit with the FHLB, plus federal funds lines with several correspondent banks.

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

CAPITAL RESOURCES

From December 31, 2006 to June 30, 2007, total shareholders’ equity decreased to $26.1 million from $26.4 million or 0.9%. Several factors contributed to this minor decrease, including the Company’s commitment to returning earnings to its shareholders through dividends while meeting regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before accumulated other comprehensive loss was unchanged at $27.3 million on June 30, 2007 compared to December 31, 2006. Accumulated other comprehensive loss increased by $208 between December 31, 2006 and June 30, 2007.

Book value per share, basic, on June 30, 2007, compared to June 30, 2006, decreased to $11.03 from $11.12, or 0.8%. Book value per share, basic, before accumulated comprehensive loss on June 30, 2007, compared to December 31, 2006, remained unchanged at $11.37. Cash dividends paid for the six months ended June 30, 2007, were $0.33 per share, compared to $0.32 per share, for the comparable period ended June 30, 2006, an increase of 3.0%. Average basic shares outstanding for the six months ended June 30, 2007, were 2,370,954 compared to 2,372,398 for the comparable period ended June 30, 2006. Average diluted shares outstanding for the six months ended June 30, 2007, were 2,373,254 compared to 2,384,935 for the comparable period ended June 30, 2006.

The Company began a share repurchase program in August of 1999 and has continued the program into 2007. Repurchases of Company stock reduced equity by $111 thousand during the first six months of 2007 compared to $434 thousand for the comparable period in 2006.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of June 30, 2007, the Bank maintained Tier 1 capital of $24.5 million, net risk weighted assets of $255.3 million, and Tier 2 capital of $2.4 million. On June 30, 2007, the Tier 1 capital to risk weighted assets ratio was 9.6%, the total capital ratio was 10.5%, and the Tier 1 leverage ratio was 7.9%.

FINANCIAL CONDITION

Total assets increased by 3.8% during the six-month period ended June 30, 2007. Total assets were $321.3 million at June 30, 2007, as compared to $309.7 million at year-end 2006. Cash and cash equivalents, which produce no income, decreased to $5.7 million on June 30, 2007, compared to $6.3 million at year-end 2006.

During the six months ended June 30, 2007, gross loans increased by $6.5 million or 2.7%, to $252.1 million from $245.6 million at year-end 2006. The major component of this increase was real estate mortgage loans secured by 1-4 family residential collateral, with 7.5% growth to $146.1 million.

For the six months ended June 30, 2007, the Company charged off loans totaling $46 thousand. For the comparable period in 2006, total loans charged off were $61 thousand. The Company maintained $813 thousand of other real estate owned (“OREO”) as of June 30, 2007, compared to $562 thousand at year-end 2006. The Company actively markets all OREO properties, and expects no loss on any of these properties. All properties maintained as other real estate owned are carried at the lesser of book or market value.

The provision for loan losses amounted to $150 thousand through the six months ended June 30, 2007 and the allowance for loan losses as of June 30, 2007 was $2.4 million. The allowance for loan losses, as a percentage of total loans, was 0.94% at June 30, 2007. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process, the Company assesses the appropriate provision for the coming quarter. As of June 30, 2007, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of June 30, 2007, $3.3 million of loans were considered impaired, of which $83 thousand were on non-accrual status. There were $239 thousand of loans on non-accrual status as of year-end 2006. Impaired loans are those loans, not secured by real estate, classified as substandard, doubtful, or loss, that are commercial or non-farm/non-residential in nature, where collateral may be insufficient to cover the outstanding principal balance. Loans still accruing interest but delinquent for 90 days or more were $1.1 million on June 30, 2007, as compared to $851 thousand on June 30, 2006. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of June 30, 2007, securities available for sale at market value totaled $36.7 million as compared to $38.4 million on December 31, 2006. This represents a net decrease of $1.6 million or 4.3% for the six months. Securities held to maturity were $464 thousand as of June 30, 2007, compared to $457 thousand at December 31, 2006. As of June 30, 2007, the investment portfolio represented 11.6% of total assets and 12.5% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold.

As of June 30, 2007, total deposits were $256.9 million compared to $251.6 million at year-end 2006. This represents an increase in balances of $5.3 million or 2.1% during the six months. Components of this increase include time deposits with a 7.9% increase to $107 million. Savings and interest-bearing demand deposits decreased by 0.8% to $107.0 million and noninterest-bearing deposits with a 3.8% decrease to $42.5 million.

Establishment of a Colonial Beach, Virginia retail office is progressing. Colonial Beach is an incorporated town within Westmoreland County. This will be the Bank’s 8th banking office and the 2nd in Westmoreland County, an extension of its market to that County’s western end.

In May of 2007, the Bank received approval on an application to establish a branch office in Burgess, Northumberland County, Virginia. This will be the Bank’s 9th retail office and an extension of its market into the eastern region of that county. The Bank plans to open this office by the end of the first quarter of 2008.

In addition to these new branch offices, the Bank completed renovation of its Callao office, located in Northumberland County, Virginia in March, 2007. These construction projects will result in some increases to depreciation and related expense. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits in excess of costs over time, and are essential to the continued growth of the Company.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2007 and 2006 totaled $1.5 million and $1.4 million, respectively. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities, which contributed $333 thousand compared to $354 thousand through six months of 2007 versus 2006, service charges on deposit accounts, which contributed $368 thousand through six months of 2007 versus $346 thousand for the comparable period in 2006, and other service charges and fees, which contributed $647 thousand compared to $564 thousand through the six months of 2007 and 2006, respectively. The primary component of the increase in other service charges and fees is non-deposit product fee income and Visa® income. Non-deposit product fee income was $154 thousand for the first six months of 2007, compared to $144 thousand for the similar period in 2006. Visa® income was $352 thousand for the first six months of 2007, compared to $306 thousand for the same period in 2006. Secondary market lending fees totaled $108 thousand for the six-month period ended June 30, 2007, compared to $82 thousand for the same period in 2006.

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

NON-INTEREST EXPENSE

For the six months ended June 30, 2007, non-interest expenses were $5.6 million compared to $5.1 million for the six month period ended June 30, 2006. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the six months ended June 30, 2007, salary and benefit expense was $3.0 million, compared to $2.8 million for the same period of 2006. In preparation for planned growth, the Bank has hired new personnel in key revenue-producing areas of the Bank, which has resulted in this expected increase in salary and benefit expense. Occupancy expense increased to $902 thousand through the six months ended June 30, 2007 as compared to $864 thousand for the same period of 2006, due mainly to increases in depreciation expense.

Other expenses include bank franchise taxes which totaled $93 thousand through six months of 2007 and $93 thousand for 2006, expenses related to the Visa® program which were $272 thousand through six months of 2007 and $238 thousand through six months of 2006, telephone expenses which were $95 thousand for the current period and $93 thousand through six months of 2006, and other operating expenses which totaled $1.2 million for the current period versus $1.1 million for the six months ended June 30, 2006. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None to report.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company began a share repurchase program in August of 1999 and has continued the program into 2007. There are a total of 280,000 shares authorized for repurchase under the program.

The status of the Company’s stock repurchase program is shown in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2007	—	$—	—	92,928
May, 2007	1,700	14.67	1,700	91,228
June, 2007	1,900	14.12	1,900	89,328

Total	3,600	$14.38	3,600

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 21, 2007. The stockholders were asked to consider two proposals, as follows:

1.	Election of one Class II director to serve a two-year term and three (3) Class III directors to serve a three-year term; and

2.	Ratification of Yount, Hyde & Barbour, P.C., independent registered public accounting firm, as auditors of the Company for the year ending December 31, 2007.

The vote tabulation was as follows:

		Votes For	Votes Withheld	Votes Against
1.	Election of one Class II director to serve for a term of two years:

	Director
	Walter C. Ayers	1,835,255	41,527	—

	Election of three Class III directors to serve for a term of three-years:

	Robert C. Berry, Jr.	1,839,797	36,984	—
	Richard A. Farmar, III	1,843,971	32,811	—
	Robert F. Hurliman	1,846,055	30,727	—

		Votes For	Votes Abstain	Votes Against
2.	Yount, Hyde & Barbour, P.C.	1,871,848	4,634	300

The following directors’ terms of office continued after the meeting:

Allen C. Marple

Robert J. Wittman

Austin L. Roberts, III

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

Bay Banks of Virginia, Inc.
(Registrant)

August 1, 2007	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)