Form 10-Q
period 2007-09-30
BAY BANKS OF VIRGINIA INC
filed 2007-11-07
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

2,365,617 shares of common stock on November 5, 2007

FORM 10-Q

For the interim period ending September 30, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$4,676,165	$6,320,951
Interest-bearing deposits in other banks	383,348	148,436
Federal funds sold	7,540,409	4,636,278
Securities available for sale, at fair value	43,728,591	38,393,648
Securities held to maturity at amortized cost (fair value, $452,880 and $430,594)	467,760	457,091
Loans, net of allowance for loan losses of $2,317,488 and $2,235,544	254,509,920	243,372,412
Premises and equipment, net	10,642,513	10,317,498
Accrued interest receivable	1,576,794	1,418,214
Other real estate owned	795,920	561,745
Goodwill	2,807,842	2,807,842
Other assets	1,394,106	1,258,970

Total assets	$328,523,368	$309,693,085

LIABILITIES
Noninterest-bearing deposits	$42,494,612	$44,246,563
Savings and interest-bearing demand deposits	109,025,233	107,915,874
Time deposits	112,848,909	99,485,144

Total deposits	$264,368,754	$251,647,581

Federal Funds purchased	—	6,000
Securities sold under repurchase agreements	6,121,399	5,242,876
Federal Home Loan Bank advances	30,000,000	25,000,000
Other liabilities	1,556,651	1,428,744

Total liabilities	$302,046,804	$283,325,201

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized—5,000,000 shares; outstanding – 2,366,017 and 2,374,727 shares, respectively)	$11,830,083	$11,873,633
Additional paid-in capital	4,654,821	4,722,592
Retained Earnings	10,915,676	10,726,121
Accumulated other comprehensive (loss), net	(924,016)	(954,462)

Total shareholders’ equity	$26,476,564	$26,367,884

Total liabilities and shareholders’ equity	$328,523,368	$309,693,085

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter ended September 30, 2007	Quarter ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
INTEREST INCOME
Loans, including fees	$4,528,555	$4,181,414	$13,261,976	$12,060,539
Securities:
Taxable	285,301	264,665	741,408	802,554
Tax-exempt	174,349	188,425	546,637	569,028
Federal funds sold	116,467	12,533	183,382	87,426

Total interest income	5,104,672	4,647,037	14,733,403	13,519,547

INTEREST EXPENSE
Deposits	1,972,760	1,661,745	5,482,513	4,670,959
Securities sold under repurchase agreements	66,207	70,558	171,118	173,146
Federal funds purchased	295	41,639	35,746	68,447
Federal Home Loan Bank advances and other short term borrowings	349,793	205,533	952,631	492,819

Total interest expense	2,389,055	1,979,475	6,642,008	5,405,371

Net interest income	2,715,617	2,667,562	8,091,395	8,114,176
Provision for loan losses	75,000	75,000	225,000	225,000

Net interest income after provision for loan losses	2,640,617	2,592,562	7,866,395	7,889,176

NON-INTEREST INCOME
Income from fiduciary activities	195,404	168,625	528,669	522,609
Service charges and fees on deposit accounts	186,093	197,781	554,179	543,455
Other service charges and fees	397,284	474,226	1,044,460	1,038,361
Secondary market lending fees	36,727	45,843	144,271	128,126
Other income	21,055	13,186	23,593	67,447

Total non-interest income	836,563	899,661	2,295,172	2,299,998

NON-INTEREST EXPENSES
Salaries and employee benefits	1,501,635	1,418,275	4,491,906	4,172,462
Occupancy expense	443,529	433,625	1,345,664	1,297,887
Bank franchise tax	46,361	46,684	139,083	140,053
Visa expense	175,084	163,267	447,307	400,843
Telephone expense	48,661	51,944	143,497	145,030
Other expenses	515,658	559,160	1,761,635	1,655,435

Total non-interest expenses	2,730,928	2,672,955	8,329,092	7,811,710

Net income before income taxes	746,252	819,268	1,832,475	2,377,464

Income tax expense	204,863	217,515	470,230	637,687

Net income	$541,389	$601,753	$1,362,245	$1,739,777

Basic Earnings Per Share
Average basic shares outstanding	2,367,356	2,375,567	2,369,742	2,373,466
Earnings per share, basic	$0.23	$0.25	$0.57	$0.73

Diluted Earnings Per Share
Average diluted shares outstanding	2,366,938	2,377,471	2,375,060	2,378,280
Earnings per share, diluted	$0.23	$0.25	$0.57	$0.73

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF

CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance on January 1, 2006	$11,929,830	$4,849,436	$9,926,321	$(92,614)	$26,612,973
Comprehensive Income:
Net Income			1,739,777		1,739,777
Changes in unrealized holding losses on securities arising during the period, net of taxes of ($51,265)	—	—	—	(99,515)	(99,515)

Total Comprehensive Income/(Loss)					1,640,262

Cash dividends paid — $0.48/share			(1,137,469)		(1,137,469)
Stock repurchases	(178,500)	(336,472)	—		(514,972)
Stock-based compensation		36,133			36,133
Sale of common stock:
Dividends Reinvested	91,604	165,440	—	—	257,044
Stock Options exercised:	19,730	(19,690)	—	—	40

Balance on September 30, 2006	$11,862,664	$4,694,847	$10,528,629	$(192,129)	$26,894,011

Balance on January 1, 2007	11,873,633	4,722,592	10,726,121	(954,462)	26,367,884
Comprehensive Income:
Net Income			1,362,245		1,362,245
Changes in unrealized holding gains on securities arising during the period, net of taxes of $15,684				30,446	30,446

Total Comprehensive Income/(Loss)					1,392,691

Cash dividends paid — $0.495/share			(1,172,690)		(1,172,690)
Stock repurchases	(53,000)	(100,895)	—		(153,895)
Stock-based compensation		35,174			35,174
Sale of common stock:
Stock Options exercised:	9,450	(2,050)	—	—	7,400

Balance on September 30, 2007	$11,830,083	$4,654,821	$10,915,676	$(924,016)	$26,476,564

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities
Net Income	$1,362,245	$1,739,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	755,807	703,752
Net amortization and accretion of securities	9,284	12,981
Loss on sale of fixed assets	8,938	—
Gain on sale of OREO	3,774	—
Provision for loan losses	225,000	225,000
Stock-based compensation	35,174	36,133
Deferred income taxes	7,586	—
(Increase)/decrease in accrued income and other assets	(293,714)	156,524
Increase/(decrease) in other liabilities	104,638	169,794

Net cash provided by operating activities	$2,218,732	$3,043,961

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	2,371,370	930,451
Proceeds from sales of available-for-sale securities	340,400	5,083,900
Purchases of available-for-sale securities	(8,020,537)	(1,616,807)
(Increase) in interest bearing deposits in other banks	(234,912)	(25,243)
(Increase)/decrease in federal funds sold	(2,904,131)	3,594,635
Loan originations and principal collections, net	(11,592,911)	(16,156,199)
Purchases of premises and equipment	(1,097,308)	(961,913)

Net cash provided by (used in) investing activities	$(21,138,029)	$(9,151,176)

Cash Flows From Financing Activities
Decrease in demand, savings, and other interest-bearing deposits	(642,592)	(8,721,922)
Net increase in time deposits	13,363,765	4,762,275
Net increase in securities sold under repurchase agreements and federal funds purchased	872,523	1,984,550

Increase in FHLB advances	5,000,000	15,000,000
Proceeds from issuance of common stock	7,400	257,084
Dividends paid	(1,172,690)	(1,137,469)
Repurchase of common stock	(153,895)	(514,972)

Net cash provided by financing activities	$17,274,511	$11,629,546

Net increase/(decrease) in cash and due from banks	(1,644,786)	5,522,331

Cash and due from banks at beginning of period	6,320,951	5,213,462

Cash and due from banks at end of period	$4,676,165	$10,735,793

Supplemental Schedule of Noncash Investing and Financing Activities:
Interest paid	$6,587,882	$5,268,443

Income taxes paid	309,889	743,786

Unrealized gain/(loss) on investment securities	46,130	(150,780)

Loans transferred to other real estate owned	(250,920)	—

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

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at September 30, 2007, and December 31, 2006, follow:

Available-for-sale securities September 30, 2007 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$9,354,797	$2,654	$(62,531)	$9,294,920
State and municipal obligations	32,369,503	92,766	(251,998)	32,210,271
Corporate bonds	—	—	—	—
Restricted securities	2,223,400	—	—	2,223,400

	$43,947,700	$95,420	$(314,529)	$43,728,591

Available-for-sale securities December 31, 2006	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
U.S. Government agencies	$10,393,363	$2,231	$(165,614)	$10,229,980
State and municipal obligations	25,945,581	133,172	(236,277)	25,842,476
Corporate bonds	276,144	1,248	—	277,392
Restricted securities	2,043,800	—	—	2,043,800

	$38,658,888	$136,651	$(401,891)	$38,393,648

Held-to-maturity securities September 30, 2007 (unaudited)	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Fair Value
State and municipal obligations	$467,760	$—	$(14,880)	$452,880

Held-to-maturity securities December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$457,091	$—	$(26,497)	$430,594

Securities with a market value of $11.7 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of September 30, 2007. The market value of pledged securities at year-end 2006 was $11.5 million.

Securities in an unrealized loss position at September 30, 2007, and December 31, 2006, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management has the intent and demonstrated ability to hold securities to scheduled maturity or call dates. Bonds with unrealized loss positions at September 30, 2007, included 15 federal agencies and 52 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
September 30, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,978	$—	$6,198,584	$62,531	$6,200,562	$62,531
States and municipal obligations	1,464,196	13,258	12,832,671	253,620	14,296,867	266,878

Total temporarily impaired securities	$1,466,174	$13,258	$19,031,255	$316,151	$20,497,429	$329,419

	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$10,095,893	$165,614	$10,095,893	$165,614
States and municipal obligations	1,855,328	6,840	11,645,440	255,934	13,500,768	262,774

Total temporarily impaired securities	$1,855,328	$6,840	$21,741,333	$421,548	$23,596,661	$428,388

Note 3: Loans

The components of loans were as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
Mortgage loans on real estate:
Construction	$40,241,495	$47,977,209
Secured by farmland	764,036	678,745
Secured by 1-4 family residential	147,321,729	135,854,227
Other real estate loans	39,362,140	32,660,442
Commercial and industrial loans (not secured by real estate)	18,593,121	18,077,943
Consumer installment loans	9,052,792	8,517,900
All other loans	695,915	996,258
Net deferred loan costs and fees	796,180	845,232

Total loans	$256,827,408	$245,607,956
Allowance for loan losses	(2,317,488)	(2,235,544)

Loans, net	$254,509,920	$243,372,412

Loans upon which the accrual of interest has been discontinued totaled $213 thousand as of September 30, 2007, and $239 thousand as of December 31, 2006.

Note 4: Allowance for Loan Losses

	September 30, 2007	December 31, 2006	September 30, 2006
	(unaudited)		(unaudited)
Balance, beginning of year	$2,235,544	$2,157,716	$2,157,716
Provision for loan losses	225,000	125,000	225,000
Recoveries	23,200	37,545	36,424
Loans charged off	(166,256)	(84,717)	(79,491)

Balance, end of year	$2,317,488	$2,235,544	$2,339,649

Information about impaired loans is as follows:

For the nine months and twelve months ended,	September 30, 2007	December 31, 2006
	(unaudited)
Impaired loans for which an allowance has been provided	$2,695,890	$2,857,269

Allowance provided for impaired loans, included in the allowance for loan losses	$999,901	$991,769

Average balance impaired loans	$3,051,732	$3,168,724

Interest income recognized (collected $194,526 and $269,521)	$205,867	$275,412

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Nine Months Ended
Three and nine months ended (Unaudited)	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,367,356	$0.23	2,375,567	$0.25	2,369,742	$0.57	2,373,466	$0.73

Effect of dilutive securities:

Stock options	(418)		1,904		5,318		4,814

Diluted earnings per share	2,366,938	$0.23	2,377,471	$0.25	2,375,060	$0.57	2,378,280	$0.73

As of September 30, 2007 and 2006, options on 134,496 shares and 132,469 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $35 thousand during the first nine months of 2007. As of September 30, 2007, there was $19 thousand unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 44,500 options granted and 6,900 options exercised during the nine-month period ended September 30, 2007. The total intrinsic value of options exercised during 2007 was $22,425.

Stock option plan activity for the nine months ended September 30, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	183,812	$15.15	5.9

Granted	44,500	$14.96
Forfeited	(26,151)	$13.94
Exercised	(6,900)	$11.96
Expired	—	$—
Options outstanding, September 30	195,261	$15.38	5.9	$11,208

Options exercisable, September 30	158,761	$15.47	5.0	$11,208

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on changes in the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill of $2,807,872 recorded on the consolidated financial statements relating to the purchase of five branches. Management has determined that these purchases qualified as acquisitions of businesses, and therefore discontinued amortization of the unidentified intangible, effective January 1, 2002. Based on management’s assessment, there is no impairment in value at September 30, 2007.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
Nine months ended September 30,	2007	2006	2007	2006
Service cost	$232,687	$219,097	$13,862	$15,043
Interest cost	171,122	152,613	22,764	23,584
Expected return on plan assets	(194,994)	(175,922)	—	—
Amortization of unrecognized prior service cost	12,279	12,279	—	—
Amortization of unrecognized net loss	28,094	38,701	4,159	8,057
Amortization of transition obligation	—	—	2,185	2,185

Net periodic benefit cost	$249,188	$246,768	$42,970	$48,869

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, that it expected to contribute $500,000 to its pension plan and $22,039 to its post-retirement benefit plan in 2007. The Company has made the $500,000 contribution toward the pension plan and has contributed $12,612 toward the post-retirement plan during the first nine months of 2007.

Note 9: FHLB Advance

On September 30, 2007, the Bank had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate the $15 million advance on any quarterly payment date. They also hold an option to terminate the $10 million advance on any quarterly payment date. Lastly, they hold an option to terminate the $5 million advance on May 19, 2008, or any subsequent quarterly payment date.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Remaining available credit is $35 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of the Company. This discussion should be read in conjunction with the above-consolidated financial statements and the notes thereto.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within these statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Historical losses are used as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact these transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

The allowance for loan losses is increased by charges to income and decreased by loans charged off (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

EARNINGS SUMMATION

For the nine months ended September 30, 2007, net income was $1.4 million as compared to $1.7 million for the comparable period in 2006, a decrease of 21.7%. Diluted earnings per average share for the nine months ended September 30, 2007 were $0.57 as compared to $0.73 for the nine months ended September 30, 2006. Annualized return on average assets was 0.6% for the nine months ended September 30, 2007 compared to 0.8% for the nine months ended September 30, 2006. Annualized return on average equity was 6.9% for the nine months ended September 30, 2007, down from 9.5% for the similar period ended September 30, 2006.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the nine months ended September 30, 2007 was $8.1 million, a negligible decrease of 0.3% from the nine months ended September 30, 2006. Increases in interest expense were mitigated nearly entirely by increases in interest income, driven by positive rate adjustments on existing loans.

The annualized net interest margin was 3.78% for the nine months ended September 30, 2007, compared to 3.93% for the same period in 2006. There are two main reasons for this decrease in net interest margin. One is the shift in mix of deposits toward more-higher cost deposits like certificates of deposits and fewer lower-cost deposits like checking accounts. This shift in mix is due to increased competition for deposits. The other reason is the yield curve where, for approximately two years, short-term rates have been the same or higher than long term rates, creating a flat to inverted yield curve. The length of time this rate environment has persisted is unprecedented, and is causing challenges for nearly all financial institutions which rely on interest rate spreads as the primary component of their income. However, the recent reduction in the target in federal funds rate has provided some relief by allowing the Bank to reduce the cost of deposits, which are tied to that rate.

Management continues to diligently manage both its yield on earning assets and its cost of funds in this challenging interest rate environment.

Average interest-earning assets totaled $295.6 million for the nine months ended September 30, 2007 as compared to $285.2 million for the nine months ended September 30, 2006, an increase of 3.7%. Average interest-earning assets as a percent of total average assets was 93.7% for the nine months ended September 30, 2007 as compared to 93.5% for the comparable period of 2006. The annualized yield on average interest-earning assets for the nine months ended September 30, 2007 was 6.77% as compared to 6.46% for the nine months ended September 30, 2006.

Average interest-bearing liabilities totaled $246.7 million for the nine months ended September 30, 2007, as compared to $234.8 million for the nine months ended September 30, 2006, an increase of 5.1%. The annualized cost of interest-bearing liabilities for the nine months ended September 30, 2007, was 3.59% as compared to 3.07% for the nine months ended September 30, 2006.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities was 3.18% for the nine months ended September 30, 2007 and 3.39% for the same period in 2006.

Average total assets for the nine months ended September 30, 2007 were $315.6 million as compared to $304.9 million for the nine months ended September 30, 2006.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis) (Dollars in thousands)	Nine months ended 9/30/2007			Nine months ended 9/30/2006
	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	$20,022	$732	4.87%	$22,449	$796	4.73%
Tax-exempt investments (1)	19,558	828	5.65%	19,885	862	5.78%

Total Investments	39,580	1,560	5.26%	42,334	1,658	5.22%

Gross loans (2)	251,203	13,262	7.04%	239,983	12,061	6.70%
Interest-bearing deposits in other banks (3)	198	9	5.50%	144	7	6.19%
Federal funds sold (3)	4,617	183	5.20%	2,702	87	4.31%

TOTAL INTEREST EARNING ASSETS	$295,598	$15,014	6.77%	$285,163	$13,813	6.46%

INTEREST-BEARING LIABILITIES:
Savings deposits	$54,855	$1,279	3.11%	$59,372	$1,256	2.82%
NOW deposits	37,605	296	1.05%	41,061	237	0.77%
Time deposits >= $100,000	39,532	1,399	4.72%	31,990	1,003	4.18%
Time deposits < $100,000	64,502	2,143	4.43%	66,203	1,943	3.91%
Money market deposit accounts	16,182	365	3.01%	14,613	232	2.11%

Total interest bearing deposits	$212,676	$5,482	3.44%	$213,239	$4,671	2.92%

Federal funds purchased (3)	855	36	5.57%	1,617	68	5.64%
Securities sold to repurchase	5,685	171	4.01%	5,772	173	4.00%
FHLB advances	27,491	953	4.62%	14,139	493	4.65%

TOTAL INTEREST-BEARING LIABILITIES	$246,707	$6,642	3.59%	$234,767	$5,405	3.07%

Net interest income/yield on earning assets		$8,372	3.78%		$8,408	3.93%
Net interest rate spread			3.18%			3.39%

Notes:

(1)-Yield and income assumes a federal tax rate of 34%

(2)-Includes Visa Program & nonaccrual loans.

(3)-Yield/Rate shown is actual and not calculated.

Through the nine months ended September 30, 2007, average interest-earning assets were comprised of the loan portfolio with $251.2 million, the investment portfolio with $39.6 million, federal funds sold of $4.6 million, and interest-bearing deposits with other banks of $198 thousand. For the nine month period ended September 30, 2007, compared to the same period in 2006, on a fully tax equivalent basis, tax-exempt investment yields decreased to 5.65% from 5.78%, and taxable investment yields increased to 4.87% from 4.73%, resulting in an increase in total investment yield to 5.26% from 5.22%. The investment portfolio will provide liquidity as short investments continue to mature during 2007.

In the nine months ended September 30, 2007, gross loans on average yielded 7.04% as compared to 6.70% for the same period in 2006. The Company has been successful in growing the loan portfolio with variable and adjustable rate loans since 2004. By keeping the re-pricing terms of the loan portfolio short, these assets have been positioned well for the recent rate environment.

As short-term rates in the market increased during 2005 and 2006, the Company held its deposit rates unchanged wherever possible in order to more effectively control its cost of funds. By the fall of 2006, increasing competitive pricing pressure caused the Company to begin to raise its deposit rates. For the nine months ended September 30, 2007 compared to September 30, 2006, the cost of total interest-bearing deposits has increased to 3.44% from 2.92%, with increases in each type of deposit category.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2007, federal funds sold totaled $7.5 million and securities maturing in one year or less totaled $6.5 million, for a total pool of $14.0 million. The liquidity ratio as of September 30, 2007 was 12.9% as compared to 11.5% as of December 31, 2006. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. In addition, as noted earlier, the Company has $35 million available on lines of credit with the FHLB, plus federal funds lines with several correspondent banks.

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

CAPITAL RESOURCES

From December 31, 2006 to September 30, 2007, total shareholders’ equity increased to $26.5 million from $26.4 million or 0.4%. Several factors impact shareholder’s equity, including the Company’s commitment to returning earnings to its shareholders through dividends while meeting regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Shareholders’ equity before accumulated other comprehensive loss was $27.4 million on September 30, 2007 compared to $27.3 million on December 31, 2006. Accumulated other comprehensive loss decreased by $30 thousand between December 31, 2006 and September 30, 2007.

Book value per share, basic, on September 30, 2007, compared to September 30, 2006, increased to $11.19 from $11.10, or 0.8%. Book value per share, basic, before accumulated comprehensive loss on September 30, 2007, compared to December 31, 2006, increased to $11.58 from $11.50. Cash dividends paid for the nine months ended September 30, 2007, were $0.495 per share, compared to $0.48 per share, for the comparable period ended September 30, 2006, an increase of 3.1%. Average basic shares outstanding for the nine months ended September 30, 2007, were 2,369,742 compared to 2,373,466 for the comparable period ended September 30, 2006. Average diluted shares outstanding for the nine months ended September 30, 2007, were 2,375,060 compared to 2,378,280 the comparable period ended September 30, 2006.

The Company began a share repurchase program in August of 1999 and has continued the program into 2007. Repurchases of Company stock reduced equity by $154 thousand during the first nine months of 2007, compared to $515 thousand for the comparable period in 2006.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of September 30, 2007, the Bank maintained Tier 1 capital of $23.3 million, net risk weighted assets of $244.3 million, and Tier 2 capital of $2.3 million. On September 30, 2007, the Tier 1 capital to risk weighted assets ratio was 9.5%, the total capital ratio was 10.5%, and the Tier 1 leverage ratio was 7.2%.

FINANCIAL CONDITION

Total assets increased by 6.1% during the nine-month period ended September 30, 2007. Total assets were $328.5 million at September 30, 2007, as compared to $309.7 million at year-end 2006. Cash and cash equivalents, which produce no income, decreased to $4.7 million on September 30, 2007, compared to $6.3 million at year-end 2006.

During the nine months ended September 30, 2007, gross loans increased by $11.2 million or 4.6%, to $256.8 million from $245.6 million at year-end 2006. The largest component of this increase was real estate mortgage loans secured by 1-4 family residential collateral, with 8.4% growth to $147.3 million.

For the nine months ended September 30, 2007, the Company charged off loans totaling $166 thousand. For the comparable period in 2006, total loans charged off were $79 thousand. The Company maintained $796 thousand of other real estate owned (“OREO”) as of September 30, 2007, compared to $562 thousand at year-end 2006. All properties maintained as other real estate owned are carried at the lesser of book or market value and are actively marketed.

The provision for loan losses amounted to $225 thousand through the nine months ended September 30, 2007 and the allowance for loan losses as of September 30, 2007 was $2.3 million. The allowance for loan losses, as a percentage of total loans, was 0.90% at September 30, 2007. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process, the Company assesses the appropriate provision for the coming quarter. As of September 30, 2007, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of September 30, 2007, $2.6 million of loans were considered impaired, of which $76 thousand were on non-accrual status. There were $239 thousand of loans on non-accrual status as of year-end 2006. Impaired loans are those loans, not secured by real estate, classified as substandard, doubtful, or loss, that are commercial or non-farm/non-residential in nature, where collateral may be insufficient to cover the outstanding principal balance. Loans still accruing interest but delinquent for 90 days or more were $1.6 million on September 30, 2007, as compared to $579 thousand on September 30, 2006. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of September 30, 2007, securities available for sale at market value totaled $43.7 million as compared to $38.4 million on December 31, 2006. This represents a net increase of $5.3 million or 13.9% for the nine months. Securities held to maturity were $468 thousand as of September 30, 2007, compared to $457 thousand at December 31, 2006. As of September 30, 2007, the investment portfolio represented 13.5% of total assets and 14.4% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold.

As of September 30, 2007, total deposits were $264.4 million compared to $251.6 million at year-end 2006. This represents an increase in balances of $12.7 million or 5.1% during the nine months. Components of this increase include time deposits with a 13.4% increase to $112.8 million. Savings and interest-bearing demand deposits increased by 1.0% to $109.0 million and noninterest-bearing deposits decreased 4.0% to $42.5 million.

In May of 2007, the Bank received approval on an application to establish a branch office in Burgess, Northumberland County, Virginia. This will be the Bank’s 8th retail office and an extension of its market into the eastern region of that county. Land has been acquired, plans are approved, and construction is commencing. The Bank plans to open this office during the second quarter of 2008.

The Bank has also received approval to establish a Colonial Beach, Virginia retail office. Purchase of land for this office is under contract, and management anticipates the purchase will be complete by year-end, with the office open by mid-year 2008. Colonial Beach is an incorporated town within Westmoreland County. This will be the Bank’s 9th banking office and the 2nd in Westmoreland County, an extension of its market to that County’s western end.

In addition to these new branch offices, the Bank completed renovation of its Callao office, located in Northumberland County, Virginia in March, 2007. These construction projects will result in increases to depreciation and related expense. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits in excess of costs over time, and are essential to the continued growth of the Company.

During the past several months, there has been increased coverage in the media regarding the topic of sub-prime mortgages and the related increase in loan delinquencies and foreclosures. A sub-prime mortgage is a mortgage extended to a borrower with a weak credit profile, and, hence, a reduced repayment capacity. These borrowers typically pose a higher risk of defaults and foreclosure. The Bank follows conservative underwriting practices and generally does not originate sub-prime mortgages. Mortgages originated by the Bank for purchase by an investor are typically underwritten according to the guidelines of the these investors. The mortgages that are sold are on a non-recourse basis, thereby eliminating any future liability caused by credit risk exposure. The Bank’s investment portfolio contains less than one half of one percent of securities collateralized by mortgages, and those securities are guaranteed by an agency of the federal government, such as FNMA or FHLMC, which contain minimal, if any, risk. Therefore, as of September 30, 2007, management believes that the Company’s risk exposure, if any, to sub-prime mortgages is minimal.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2007 and 2006 totaled $2.3 million. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities, which contributed $529 thousand during the first nine months of 2007, up from $523 thousand during the first nine months of 2006; service charges on deposit accounts, which contributed $554 thousand during the first nine months of 2007, up from $543 thousand for the comparable period in 2006; and other service charges and fees, which contributed $1.0 million for the first nine months of 2007 and 2006, respectively. Non-deposit product fee income was $259 thousand for the first nine months of 2007, compared to $355 thousand for the similar period in 2006. Visa® income was $568 thousand for the first nine months of 2007, compared to $508 thousand for the same period in 2006. Secondary market lending fees totaled $144 thousand for the nine-month period ended September 30, 2007, compared to $128 thousand for the same period in 2006.

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

NON-INTEREST EXPENSE

For the nine months ended September 30, 2007, non-interest expenses were $8.3 million compared to $7.8 million for the nine-month period ended September 30, 2006. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the nine months ended September 30, 2007, salary and benefit expense was $4.5 million, compared to $4.2 million for the same period of 2006, an increased of 7.6%. In preparation for planned growth, the Bank has hired new personnel in key revenue-producing areas of the Bank, which has resulted in this expected increase in salary and benefit expense. Occupancy expense was $1.3 million through the nine months ended September 30, 2007 and September 30, 2006.

Other expenses include bank franchise taxes which totaled $139 thousand through nine months of 2007 and $140 thousand for 2006, expenses related to the Visa® program which were $447 thousand through nine months of 2007 and $401 thousand through nine months of 2006, telephone expenses which were $143 thousand for the current period and $145 thousand through nine months of 2006, and other operating expenses which totaled $1.8 million for the current period versus $1.7 million for the nine months ended September 30, 2006. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” “SFAS 157”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” “SFAS 159”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact SFAS 159 may have on its consolidated financial statements.

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

The status of the Company’s stock repurchase program is shown in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2007	1,000	$14.35	1,000	88,328
August, 2007	800	14.18	800	87,528
September, 2007	1,200	14.31	1,200	86,328

Total	3,000	$14.29	3,000

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

November 7, 2007	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)