Form 10-K
period 2007-12-31
BAY BANKS OF VIRGINIA INC
filed 2008-03-28
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2007, based on the closing sale price of the registrant’s common stock on June 30, 2007, was $34,350,747.

The number of shares outstanding of the registrant’s common stock as of March 25, 2008 was 2,363,917.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2008 are incorporated by reference into Part III of this Form 10-K.

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

The Bank has two offices located in Kilmarnock, Virginia, and one office each in White Stone, Warsaw, Montross, Heathsville, and Callao, Virginia. As of this writing, an eighth branch is under construction in Burgess, Virginia, and a ninth branch is being planned for Colonial Beach, Virginia. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank opened for business in 1930 and has partnered with the community to ensure responsible growth and development since that time.

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

The Company’s marketplace is situated on the “Northern Neck” peninsula of Virginia, plus Middlesex County. The “Northern Neck” includes the counties of Lancaster, Northumberland, Richmond, and Westmoreland. Smaller, retired households with relatively high per capita incomes dominate the Company’s primary trading area. Growth in households, employment, and retail sales is moderate but the local economic conditions are stable as growth has been positive for several years. Health care, tourism, and related services are the major employment sectors in the “Northern Neck.”

The Company had total assets of $326.3 million, deposits of $259.6 million, and shareholders equity of $27.1 million as of December 31, 2007.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of services to its customers in its market area. These services are summarized as follows.

Real Estate Lending. The Bank’s real estate loan portfolio is the largest segment of the loan portfolio. The majority of the Bank’s real estate loans are adjustable rate mortgages on one-to-four family residential properties. These mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank underwrites mainly adjustable rate mortgages as the marketplace allows. Home equity lines of credit are also offered. Construction loans with a twelve-month term are another component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These loans are typically written at a maximum of 80% loan to value and either vary with the prime rate of interest, or adjust in one, three, or five year terms.

The Company also offers secondary market loan origination. Through the Bank, customers may apply for a home mortgage that will be underwritten in accordance with the guidelines of either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Corporation (“FNMA”). These loans are then sold into the secondary market or to FNMA on a loan-by-loan basis. The Bank earns origination fees through offering this service.

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

Business Development. The Bank offers several services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, remote deposit, and a full line of commercial lending options. The Bank also offers Small Business Administration loan products to include the 504 Program, which provides long term funding for commercial real estate and long-lived equipment. This allows commercial customers to apply for favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in a land title insurance agency, Bankers Title of Fredericksburg, and an investment and insurance services company, Bankers Investment Group. Bankers Title of Fredericksburg sells title insurance to mortgage loan customers, including customers of the Bank of Lancaster and the other financial institutions that have an ownership interest in the agency. Bankers Investment Group provides the Bank’s non-deposit products department with insurance and investment products for marketing within the Bank’s primary marketing area. At the time of this report, Bankers Investment Group is merging with and into Infinex Investments, Inc., with the latter becoming the surviving entity. Management expects this transition to be transparent to the Company’s customers because the clearing agent will remain unchanged. Also, Bankers Title of Fredericksburg is merging into Bankers Title of Shenandoah, with the latter becoming the surviving entity. Management expects this merger will reap efficiencies and will likewise be transparent to the Company’s customers.

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

CAPITAL REQUIREMENTS

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2007 were 9.8% and 10.8%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average risk-weighted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2007, was 7.6%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the DIF. Under the new risk-based assessment system, which became effective in the beginning of 2007, the FDIC will evaluate each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if any. The new rate for the Bank is 6.14 cents for every $100 of domestic deposits, per the assessment invoice dated March 15, 2008.

Applied to the Bank’s assessment base of approximately $260 million, these new regulations translate to an annual deposit premium of approximately $160 thousand. Most banks, including Bank of Lancaster, have not been required to pay any deposit insurance premiums since 1995. As part of the reform, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the Bank had assessments credits to initially offset all of its premiums in 2007. The assessment credit is being recognized on a go-forward basis to reduce future deposit premiums. These assessment credits will be exhausted in the fourth quarter of 2008, resulting in higher general and administrative expenses of approximately $40,000 in 2008. As the level of annual deposit premiums is dependent on the amount of the Bank’s deposit assessment base, and assuming the deposit base grows to approximately $273 million in 2009, the annual deposit premiums will result in higher general and administrative expenses of approximately $168 thousand in 2009.

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

•	requiring reaccrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Company. The Company’s subsidiaries own various other offices in the counties or towns in which they operate.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2007.

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
15104 Northumberland Highway, Burgess, Virginia (construction in progress)

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year-ended December 31, 2007.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTC Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares. There were 2,363,917 shares of the Company’s stock outstanding at the close of business on December 31, 2007, which were held by 701 shareholders of record.

The following table summarizes the high and low closing sales prices and dividends declared for the two years ended December 31, 2007.

	Market Values
	2007		2006		Declared Dividends
	High	Low	High	Low	2007	2006
First Quarter	$14.99	$14.25	$15.00	$13.35	$0.165	$0.16
Second Quarter	15.25	13.90	15.40	13.40	0.165	0.16
Third Quarter	14.75	13.00	14.75	13.60	0.165	0.16
Fourth Quarter	14.00	12.15	15.23	14.00	0.17	0.165

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

Stock Performance Graph

The graph and table below compares the cumulative total shareholder return on the Company’s common stock with the cumulative total return on the NASDAQ Stock Market Composite Index and two peer group indices, the “Mid-Atlantic Peer Group Index” and the “VA/MD/NC Peer Group Index.” The Mid-Atlantic Peer Group Index includes banks from the SNL Securities Mid-Atlantic Bank Index (the “SNL Index”) with less than $500 million in total assets. The SNL Index is a published industry index of financial institutions located in the Mid-Atlantic states of Delaware, Maryland, New Jersey, New York, Pennsylvania, and Washington D.C. The Mid-Atlantic Peer Group Index is a subset of the SNL Index, and includes only those financial institutions with less than $500 million in total assets. The VA/MD/NC Peer Group Index includes publicly traded banks in the states of Virginia, Maryland, and North Carolina, with less than $500 million in total assets. Each index shown provides a market capitalization weighted measure of total return for the five year period ended December 31, 2007, assuming that an investment of $100 was made on December 31, 2002 and dividends were reinvested. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company’s stock.

Total Return Performance

Bay Banks of Virginia, Inc.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Bay Banks of Virginia, Inc.	100.00	105.34	103.03	107.03	113.81	101.80
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
Mid-Atlantic Peer Group*	100.00	161.22	187.84	193.33	196.83	180.93
VA/MD/NC Peer Group**	100.00	128.25	151.96	162.26	184.79	162.86

*	Mid-Atlantic Peer Group consists of 104 Mid-Atlantic Banks with Assets <$500 million.
**	VA/MD/NC Peer Group consists of 93 publicly traded banks in Virginia (VA), Maryland (MD), and North Carolina (NC), with $500 million or less in total assets.

The Company began a share repurchase program in August of 1999 and has continued the program into 2007. The combined plans authorize the repurchase of 180,000 shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October, 2007	400	$14.25	400	85,928
November, 2007	—	—	—	85,928
December, 2007	1,700	13.57	1,700	84,228

Total	2,100	$13.70	2,100

ITEM 6: SELECTED FINANCIAL DATA

Not required.

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

EXECUTIVE SUMMARY

Interest margins were management’s primary challenge in 2007. The yield curve had been flat to inverted for nearly two years before it started to show signs of a positive slope in the fourth quarter. A related consequence of the flat yield curve was increased competition for deposits, causing deposit rates to rise, and the Bank’s cost of funds to rise as a result. At the same time, market rates on loans remained essentially unchanged, causing compression on the Bank’s margin. So, although interest income grew as a result of increased loan balances, interest expense grew faster because of higher deposit rates. The consequence of these effects was that net interest income, the Company’s major source of revenue, ended up shrinking slightly.

Management did several things in 2007 to mitigate the effects of margin compression on the Company’s net earnings. Efforts were made to grow the types of loans that earn higher rates. Time deposits were taken on shorter maturities, so that when deposit competition returns to a more normal level and rates start to fall, the Bank would be able to renew these deposits at lower rates. This is actually happening as of the date of this report.

Below the net interest income line, management made efforts to improve non-interest income and control non-interest expense. The Score-to-Win program was launched to promote growth in checking accounts and use of the Bank’s more cost-efficient service channels, like Online Advantage and receipt of account statements electronically through eVue Advantage. Score-to-Win awards points for debit card usage which can be redeemed for merchandise. The program also awards bonus points for opening a checking account with a Check-N-Advantage debit card, and for adding Online Advantage, eVue Advantage, online bill-pay, and a savings account. Increased interchange income has been the result of the related increase in debit card usage.

Another new product introduction in 2007 was eDeposit. This allows customers who deposit large numbers of checks to make their deposits remotely via a secure internet connection.

In the non-interest expense area, management has controlled salaries and benefits expense by restructuring responsibilities among existing employees as attrition has occurred. Delays in capital expenditures, with their related depreciation expense, have been deferred for non-mission-critical projects.

However, management remains focused on growth, and believes investments made in technology and related infrastructure over the last several years will allow this growth to reap benefits sooner than might otherwise be expected.

We have previously discussed the issue of subprime loans, which surfaced in early 2007, and their impact on lenders and homebuilders. Let us reiterate that we anticipate no direct impact to our Bank and minimal, if any, to homebuilders served by the Bank. We follow a formal set of guidelines and controls in our lending process, and both the Bank and area homebuilders serve a public steeped in a tradition of honoring its obligations. It has always been our philosophy to plan long term for our customers and investors, rather than allowing short to intermediate term influences alter our steady and measured growth policy.

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

OVERVIEW

2007 Compared to 2006

Bay Banks of Virginia, Inc. recorded earnings for 2007 of $1,808,602, or $0.76 per basic and diluted share, as compared to 2006 earnings of $2,328,745 and $0.98 per basic and diluted share. This is a decrease in net income of 22.3% as compared to 2006. Net interest income for 2007 decreased 0.4% to $10,746,824, as compared to $10,788,049 for 2006. Non-interest income for 2007, before net securities gains, was $3,053,730 as compared to 2006 non-interest income, before net securities gains, of $3,087,580, a decrease of 1.1%. Non-interest expenses increased 4.5% to $11,053,209, as compared to 2006 non-interest expenses of $10,575,140.

Performance as measured by the Company’s return on average assets (“ROA”) was 0.6% for the year ended December 31, 2007 compared to 0.8% for 2006. Performance as measured by return on average equity (“ROE”) was 6.8% for the year ended December 31, 2007, compared to 8.8% for 2006.

Return on Equity & Assets

Years Ended December 31,	2007	2006
Net Income	$1,808,602	$2,328,745
Average Total Assets	$318,611,401	$305,971,002
Return on Assets	0.6%	0.8%

Average Equity	$26,406,060	$26,531,452
Return on Equity	6.8%	8.8%

Dividends declared per share	$0.665	$0.645
Average Shares Outstanding	2,368,611	2,370,901
Average Diluted Shares Outstanding	2,370,045	2,375,339
Net Income per Share	$0.76	$0.98
Net Income per Diluted Share	$0.76	$0.98
Dividend Payout Ratio	87.1%	65.7%
Average Equity to Assets Ratio	8.3%	8.7%

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

Net interest income, on a fully tax equivalent basis, which reflects the tax benefits of nontaxable interest income, was $11.1 million in 2007 and $11.2 million in 2006. This represents a negligible decrease in net interest income of 0.5% for 2007 as compared to 2006.

The Company’s net interest margin decreased to 3.73% for 2007 as compared to 3.90% for 2006. The yield on earning assets increased to 6.75% for 2007 as compared to 6.51% for 2006. The cost of interest-bearing liabilities increased to 3.61% for 2007 as compared to 3.16% for 2006. Average earning assets increased 4.2% to $298.5 million for 2007 as compared to $286.5 million for 2006. Average interest bearing liabilities increased to $249.5 million in 2007 as compared to $235.9 million in 2006.

Average Balances, Income and Expenses, Yields and Rates

(Fully taxable equivalent basis)	Average Balances, Income and Expense, Yields and Rates
Years ended December 31,	2007			2006
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
INTEREST EARNING ASSETS:
Taxable Investments	$21,042	$1,037	4.93%	$22,029	$1,043	4.73%
Tax-Exempt Investments (1)	19,697	1,114	5.65%	19,835	1,145	5.77%

Total Investments	40,739	2,151	5.28%	41,864	2,188	5.23%

Gross Loans (2)	252,925	17,745	7.02%	241,668	16,315	6.75%
Interest-bearing Deposits	260	15	5.77%	154	10	6.18%
Federal Funds Sold	4,589	228	4.97%	2,807	128	4.55%

Total Interest Earning Assets	$298,513	$20,139	6.75%	$286,493	$18,641	6.51%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$54,374	$1,656	3.05%	$58,324	$1,682	2.88%
NOW Deposits	37,105	394	1.06%	40,531	325	0.80%
Time Deposits => $100,000	41,213	1,966	4.77%	32,835	1,413	4.30%
Time Deposits < $100,000	65,044	2,904	4.46%	65,706	2,634	4.01%
Money Market Deposit Accounts	17,079	525	3.07%	14,605	320	2.19%

Total Deposits	$214,815	$7,445	3.47%	$212,001	$6,374	3.01%

Federal Funds Purchased	$642	$36	5.61%	$1,251	$71	5.69%
Securities Sold Under Repurchase Agreements	5,982	228	3.81%	5,778	232	4.02%
FHLB Advances	28,105	1,306	4.65%	16,877	785	4.65%

Total Interest-Bearing Liabilities	$249,544	$9,015	3.61%	$235,907	$7,462	3.16%

Net Yield on Earning Assets		$11,124	3.73%		$11,179	3.90%

Notes:

(1)-Income and yield is tax-equivalent assuming a federal tax rate of 34%

(2)-Includes Visa credit card program, nonaccrual loans, and fees.

From year-end 2006 to year-end 2007, loan balances grew 6.1% and deposit balances increased 3.2%. Loan growth was primarily composed of single-family residential adjustable-rate mortgages and construction loans secured by real estate. Increases in deposits were due mainly due to time deposits, even though savings and demand deposit balances declined. The balance sheet is liability sensitive, which management believes is favorable in the current rate environment.

The marketplace experienced significant competition for deposits in 2007, creating a need to increase deposit rates, mainly for time deposits, and causing the average cost of interest-bearing deposits to increase. The Company has also experienced a shift in the mix of deposits from lower-rate savings and demand deposits to higher-rate time deposits, which has also contributed to the increased cost of interest-bearing liabilities.

On the asset side, adjustable-rate mortgages (ARM) continue to reprice upward, providing increases in interest income and the corresponding average yield on loans, which is up to 7.02% in 2007 from 6.75% in 2006.

Overall, the increase in the average yield on earning assets has not been sufficient to offset the increase in the average cost of interest-bearing liabilities, causing the net interest margin to decrease to 3.73% in 2007 from 3.90% in 2006. Management expects the current falling rate environment to provide relief to the cost of interest-bearing liabilities in 2008, and therefore to improve the net interest margin.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31,	2007 vs. 2006 Increase (Decrease) Due to Changes in:

(Dollars in Thousands)	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$(49)	$43	$(6)
Tax-exempt investments (2)	(7)	(24)	(31)
Gross Loans	736	694	1,430
Interest-bearing deposits	4	1	5
Federal funds sold	87	13	100

Total earning assets	$771	$727	$1498

Interest-Bearing Liabilities:
NOW checking	$(31)	$100	$69
Savings deposits	(126)	100	(26)
Money market accounts	57	148	205
Certificates of deposit < $100,000	(40)	310	270
Certificates of deposit >= $100,000	387	166	553
Federal funds purchased	(33)	(2)	(35)
Securities sold under repurchase agreements	8	(12)	(4)
FHLB advances	523	(2)	521

Total interest-bearing liabilities	$745	$808	$1553
Change in net interest income	$26	$(81)	$(55)

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

Interest Sensitivity

Earnings performance and the maintenance of sufficient liquidity depend on careful management of the interest sensitivity gap. The interest sensitivity gap is the difference between interest sensitive assets and interest sensitive liabilities in a specific time interval. The interest sensitivity gap can be managed by repricing variable-rate assets or liabilities, by replacing an asset or liability at maturity or by adjusting the interest rate during the life of the asset or liability. By managing the volume of assets and liabilities that mature or reprice in various time intervals, the Company can manage interest rate risk and minimize the impact of rising or falling rates.

The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. The Company utilizes a simulation model that estimates interest income volatility and interest rate risk. In addition, the Company utilizes an Asset Liability Committee (the “ALCO”) composed of appointed members from management and the Board of Directors. Through the use of simulation, the ALCO reviews the overall magnitude of interest rate risk and then formulates policy with which to manage asset growth and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, economic conditions both locally and nationally, and other business and risk factors.

Non-Interest Income

Total non-interest income decreased by $59 thousand, or 1.9%, in 2007 as compared to 2006. Of that $59 thousand total decrease, secondary market lending fees decreased $38 thousand. Securities gains decreased by $25 thousand.

However, other service charges and fees increased by $75 thousand, or 5.7%. This is comprised of the VISA program, which contributed $77 thousand to this increase, ATM interchange income, which contributed $46 thousand to this increase, and the Investment Advantage program, which reduced the increase by $58 thousand. The increase in ATM interchange income is related to increased debit card usage by the Bank’s customers, which is attributable to the Score-to-Win program. This program awards points for debit card usage, which can be redeemed for various merchandise. Secondary market lending fees decreased 17.2% to $183 thousand in 2007 from $221 thousand in 2006. These fees are generated when a loan is sold into the secondary market. When the Bank is evaluating a potential loan, many factors influence the determination of whether that loan will be sold or held in the Bank’s own portfolio, including the size of the desired loan, the term, the rate, the structure and management’s intention to grow the Bank’s loan portfolio or not. The Bank originates both secondary market and portfolio loans. Loans are sold into the secondary market both with servicing retained and released.

Non-Interest Expense

During 2007, total non-interest expenses increased 4.5%, to $11.1 million from $10.6 million in 2006. Non-interest expenses are comprised of salaries and benefits, occupancy expense, state bank franchise tax, Visa program expense, telephone expense and other operating expenses.

Salaries and benefits expense continues to be the major component of non-interest expenses. Salaries and benefits expense increased 4.4% to $6.0 million in 2007, as compared to $5.7 million in 2006. This increase is the result of additional personnel hired in preparation for the planned branch expansions into Burgess and Colonial Beach, plus planned growth in commercial lending, Investment Advantage, and Bay Trust Company. As attrition has occurred, management has restructured responsibilities wherever possible to avoid unnecessary hiring.

Occupancy expense increased 2.1% to $1.8 million in 2007, as compared to $1.7 million in 2006. Bank franchise tax expense increased 10.4% to $196 thousand in 2007 as compared to $177 thousand for 2006. Expenses related to the VISA program increased by 11.9% to $608 thousand in 2007 as compared to $543 thousand for 2006. However, when considering the non-interest income generated by the VISA program, its net positive contribution to the Company was $136 thousand in 2007, up $30 thousand from 2006. Telephone expense increased 0.8% to $192 thousand in 2007 as compared to $190 thousand for 2006. Other expense increased by 4.8%, to $2.3 million, as compared to 2006. Management continues its program of identifying variable expenses that can be reduced or eliminated, especially in light of expected increases in fixed costs related to branch expansion in 2008.

Income Taxes

Income tax expense in 2007 was $640 thousand and $872 thousand in 2006. Income tax expense corresponds to an effective rate of 26.2% and 27.4% for the two years ended December 31, 2007 and 2006, respectively. Note 13 to the Consolidated Financial Statements provides reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 13 to the Consolidated Financial Statements is information regarding deferred taxes for 2007 and 2006.

Loans

Per the following table, loan production remained positive during 2007, with balances growing by 6.1% to $259.8 million as of December 31, 2007, compared to December 31, 2006 balances of $244.8 million. Loans secured by real estate represent the largest category, comprising 89.1% of the loan portfolio at December 31, 2007. Of these balances, 1-4 family residential loans grew by $9.0 million, or 6.6%, other real estate loans grew by $8.3 million, or 25.5%, but construction loans decreased by $2.3 million, or 4.8%. Although commercial loan balances increased by $176 thousand, or 1.0%, they were 7.0% of total loans at year-end 2007 as compared to 7.4% at year-end 2006. Consumer installment and other loans increased by $408 thousand, or 4.3% in 2007.

Types of Loans

Years ended December 31,	2007		2006
(Dollars in thousands)
Commercial	$18,254	7.0%	$18,078	7.4%
Real Estate – Construction	45,698	17.6%	47,977	19.6%
Real Estate – Mortgage	185,883	71.6%	169,194	69.1%
Installment and Other (includes Visa program)	9,922	3.8%	9,514	3.9%

Total	$259,757	100.0%	$244,763	100.0%

Notes:

Deferred loan costs and fees not included.
Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

as of December 31, 2007

	One Year or Less		One to Five Years		Over Five Years
(Dollars in Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial	$2,096	$10,554	$3,717	$620	$1,267	$—
Real Estate – Construction	3,084	8,305	23,522	—	10,787	—
Real Estate – Mortgage	3,103	77,634	11,424	80,256	13,389	77
Installment and Other	2,592	1,093	6,055	—	181	—

Totals	$10,875	$97,586	$44,718	$80,876	$25,624	$77

Notes:

Loans with immediate repricing are shown in the ‘One Year or Less’ category.

Variable rate loans are categorized based on their next repricing date.

Deferred loan costs and fees are not included

Asset Quality-Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the required amount of provision. A loan-by-loan review is conducted on all adversely classified loans. Inherent losses on these individual loans are determined and these losses are compared to historical loss data for each loan type. Management then reviews the various analyses and determines the appropriate allowance. As of December 31, 2007, management considered the allowance for loan losses to be a reasonable estimate of potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31,	2007	2006
(Dollars in Thousands)
Balance, beginning of period	$2,235	$2,157

Loans charged off:
Commercial	$—	$—
Real estate - construction	—	—
Real estate - mortgage	(106)	(19)
Installment & Other (including Visa program)	(104)	(66)

Total loans charged off	$(210)	$(85)

Recoveries of loans previously charged off:
Commercial	$—	$—
Real estate - construction	—	—
Real estate - mortgage	—	—
Installment & Other (including Visa program)	24	38

Total recoveries	$24	$38

Net charge offs	$(186)	$(47)

Provision for loan losses	298	125

Balance, end of period	$2,347	$2,235

Average loans outstanding during the period	$252,925	$241,668

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.02%

Management maintains a list of loans that have potential weakness that may need special attention. Such loans are monitored and used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2007, the allowance for loan losses was $2.3 million or 0.9% of total loans as compared to $2.2 million or 0.9% as of December 31, 2006.

Allocation of the Allowance for Loan Losses

Years Ended December 31,	2007		2006
(Dollars in Thousands)	Allocation of Allowance		Allocation of Allowance
Commercial	$434	18.5%	$553	24.8%
Real estate - construction	251	10.7%	279	12.5%
Real estate - mortgage	1,006	42.8%	990	44.3%
Installment & Other	216	9.2%	276	12.3%
Unallocated	440	18.7%	137	6.1%

Total	$2,347	100.0%	$2,235	100.0%

Nonperforming Assets

As of December 31, 2007, nonperforming assets as a percentage of total loans and other real estate owned (“OREO”) was 0.8%, up from year-end 2006, but still low compared to industry averages. Other real estate owned, including foreclosed property, at year-end 2007 increased to $795 thousand from $562 thousand at year-end 2006. This figure represents two properties, one commercial real estate and one residential real estate. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Management expects a net gain on the combined sales of these properties. The increase in non-accrual loans represents a conservative approach to the application of related accounting standards taken in the fourth quarter. Since December 31, 2007, $776 thousand of the $1.3 million shown in the following table has been cleared.

Non-Performing Assets

(Dollars in Thousands) Years ended December 31,	2007	2006
Non-accrual Loans	$1,295	$239
Restructured Loans	—	—
Foreclosed Properties	795	562

Total Non-performing Assets	$2,090	$801

Loans past due 90+ days as to principal or interest payments & accruing interest	$1,052	$1,069

Allowance for Loan Losses	$2,347	$2,235

Non-Performing Assets to Total Loans and OREO	0.8%	0.3%
Allowance to Total Loans and OREO	0.9%	0.9%
Allowance to Non-Performing Assets	1.12	2.79

Securities

As of December 31, 2007, investment securities totaled $44.1 million, an increase of 13.5% as compared to 2006 year-end balances of $38.8 million. As an alternative to Federal Funds Sold, the Company held $8.0 million in auction rate securities at December 31, 2007. The increase in the investment portfolio balance was due mainly to the increase in auction rate securities.

The Company classifies the majority of the investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available for sale are carried at fair market value, with after-tax market value gains or losses disclosed as an “unrealized” component of shareholder’s equity entitled “Accumulated other comprehensive income (loss).” As a result, other comprehensive income is impacted by rising or falling interest rates. As the market value of a fixed income investment will increase as interest rates fall, it will also decline as interest rates rise. The after tax unrealized gains or losses are recorded as a portion of other comprehensive income (loss) in the equity of the Company, but have no impact on earnings until such time as the investment is sold, or “realized.” As of December 31, 2007, the Company had accumulated other comprehensive gains net of deferred tax related to securities available-for-sale of $39 thousand as compared to losses of $175 thousand at year-end 2006.

The investment portfolio shows a net unrealized gain of $59 thousand on December 31, 2007, compared to a net unrealized loss of $265 thousand on December 31, 2006. This is due to the market forces in the fourth quarter of 2007, which drove up the prices of high quality debt securities. The unfortunate consequence of this market is that it makes the acquisition of additional securities unattractive, as their interest rates are now relatively lower.

The Company seeks to diversify its securities portfolio to minimize risk and to maintain a majority of its portfolio in securities issued by states and political subdivisions due to the tax benefits such securities provide. The Company owns no derivatives, and participates in no hedging activities.

For more information on the Company’s investment portfolio, please refer to Note 3 of the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years	Total
U.S. Government and Agencies:
Book Value	$2,004	$5,697	$71	$—	$7,772
Market Value	$1,999	$5,723	$67	$—	$7,789
Weighted average yield	3.98%	4.50%	4.01%	0.00%	4.36%
States and Municipal Obligations:
Book Value	$11,221	$17,558	$4,078	$1,179	$34,036
Market Value	$11,212	$17,638	$4,050	$1,172	$34,072
Weighted average yield	5.26%	5.30%	5.29%	5.58%	5.30%
Corporate Bonds:
Book Value	$0	$0	$0	$0	$0
Market Value	$0	$0	$0	$0	$0
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%
Other Securities:
Book Value	$—	$—	$—	$2,223	$2,223
Market Value	$—	$—	$—	$2,223	$2,223
Weighted average yield	0.00%	0.00%	0.00%	5.89%	5.89%
Total Securities:
Book Value	$13,225	$23,255	$4,149	$3,402	$44,031
Market Value	$13,211	$23,361	$4,117	$3,395	$44,084
Weighted average yield	5.06%	5.11%	5.27%	5.78%	5.16%
Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.
Average yields on securities held for sale are based on amortized cost.

Deposits

As of December 31, 2007, total deposits increased 3.1% to $259.6 million as compared to year-end 2006 deposits of $251.6 million. Non-interest bearing demand deposits decreased 13.0%, while time deposits increased 15.0%, demonstrating a mix shift to more costly deposits. This is a trend that has continued from 2006 and intensified in 2007 due to the highly competitive market for deposits.

Average Deposits & Rates

Years Ended December 31, (Thousands)	2007		2006
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$40,827	0.00%	$41,853	0.00%

Interest bearing Deposits:
NOW Accounts	$37,105	1.06%	$40,531	0.80%
Regular Savings	54,374	3.05%	58,324	2.88%
Money Market Deposit Accounts	17,079	3.07%	14,605	2.19%
Time Deposits:
CD’s $100,000 or more	41,213	4.77%	32,835	4.30%
CD’s less than $100,000	65,045	4.47%	65,706	4.01%

Total Interest bearing Deposits	$214,816	3.47%	$212,001	3.01%

Total Average Deposits	$255,643	2.91%	$253,854	2.51%

Maturity Schedule of Time Deposits of $100,000 and over

As of December 31, 2007

(Thousands)
3 months or less	$16,229
3-6 months	8,404
6-12 months	12,891
Over 12 months	9,825

Totals	$47,349

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Assets ratio of 8.0%, a Tier 1 Capital to Risk Weighted Assets ratio of 4.0% and a Tier 1 Capital to Adjusted Average Assets ratio (Leverage ratio) of 4.0%. As of December 31, 2007, the Company maintained these ratios at 10.8%, 9.8%, and 7.6%, respectively. At year-end 2006, these ratios were 11.4%, 10.5%, and 8.1%, respectively.

Total capital, before accumulated other comprehensive loss, increased 2.7% to $27.1 million as of year-end 2007 as compared to $26.4 million at year-end 2006. Accumulated other comprehensive loss was $350 thousand at year-end 2007, down 63.3% from a loss of $954 thousand at year-end 2006, mainly due to the effect of SFAS No. 158, Defined Benefit Pension and Other Postretirement Plans. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of unrealized gains and losses on securities at the end of a given accounting period.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with other banks, Federal Funds Sold and investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liquidity. Management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2007, liquid assets totaled $37.0 million or 11.3% of total assets. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains Federal Funds lines with regional banks totaling approximately $19.0 million. In addition, the subsidiary Bank has a line of credit with the Federal Home Loan Bank of Atlanta totaling approximately $65.0 million, with $35.0 million available.

The impact of contractual obligations is limited to three FHLB advances, one for $10 million, which matures in May of 2011, one for $15 million, which matures in September of 2016 and one for $5 million, which matures in May of 2011. For details on theses advances, please refer to Note 11 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

OFF BALANCE SHEET COMMITMENTS

In the normal course of business, the Company offers various financial products to its customers to meet their credit and liquidity needs. These instruments frequently involve elements of liquidity, credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby-letters of credit is represented by the contractual amount of these instruments. Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third-party. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Off Balance Sheet Arrangements

December 31,	2007	2006
(Dollars in Thousands)
Total Loan Commitments Outstanding	$41,085	$41,289
Standby-by Letters of Credit	550	860

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$5,015,762	$6,320,951
Interest-bearing deposits	375,008	148,436
Federal funds sold	1,392,554	4,636,278
Securities available for sale, at fair value	43,618,174	38,393,648
Securities held to maturity at amortized cost (fair value, $465,896 and $430,594)	471,371	457,091
Loans, net of allowance for loan losses of $2,347,244 and $2,235,544	258,164,836	243,372,412
Premises and equipment, net	10,783,844	10,317,498
Accrued interest receivable	1,478,442	1,418,214
Other real estate owned	795,054	561,745
Goodwill	2,807,842	2,807,842
Other assets	1,360,963	1,258,970

Total assets	$326,263,850	$309,693,085

LIABILITIES
Noninterest-bearing deposits	$38,476,633	$44,246,563
Savings and interest-bearing demand deposits	106,727,807	107,915,874
Time deposits	114,363,000	99,485,144

Total deposits	$259,567,440	$251,647,581

Federal Funds purchased and securities sold under repurchase agreements	$8,365,313	$5,248,876
Federal Home Loan Bank advances	30,000,000	25,000,000
Other liabilities	1,258,234	1,428,744
Commitments and contingencies	—	—

Total liabilities	$299,190,987	$283,325,201

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,363,917 and 2,374,727 shares, respectively)	$11,819,583	$11,873,633
Additional paid-in capital	4,643,827	4,722,592
Retained Earnings	10,959,793	10,726,121
Accumulated other comprehensive (loss), net	(350,340)	(954,462)

Total shareholders’ equity	$27,072,863	$26,367,884

Total liabilities and shareholders’ equity	$326,263,850	$309,693,085

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,	2007	2006
Interest Income
Loans, including fees	$17,745,278	$16,314,713
Securities:
Taxable	1,052,243	1,052,493
Tax-exempt	734,853	755,463
Federal funds sold	228,461	127,704

Total interest income	$19,760,835	$18,250,373

Interest Expense
Deposits	$7,444,739	$6,373,352
Federal funds purchased	35,821	71,175
Securities sold under repurchase agreements	227,851	232,494
FHLB advances	1,305,600	785,303

Total interest expense	$9,014,011	$7,462,324

Net Interest Income	$10,746,824	$10,788,049
Provision for loan losses	298,299	125,000

Net interest income after provision for loan losses	$10,448,525	$10,663,049

Non-interest Income
Income from fiduciary activities	$711,965	$707,129
Service charges and fees on deposit accounts	734,363	733,180
Other service charges and fees	1,394,548	1,319,146
Secondary market lending fees	183,097	221,006
Securities gains	—	25,163
Other real estate gains	3,774	—
Other income	25,983	107,119

Total non-interest income	$3,053,730	$3,112,743

Non-interest Expense
Salaries and employee benefits	$5,976,588	$5,724,078
Occupancy expense	1,773,944	1,738,189
Bank franchise tax	195,675	177,184
Visa expense	607,687	543,087
Telephone expense	191,772	190,159
Other expense	2,307,543	2,202,443

Total non-interest expense	$11,053,209	$10,575,140

Net income before income taxes	$2,449,046	$3,200,652
Income tax expense	640,444	871,907

Net Income	$1,808,602	$2,328,745

Basic Earnings Per Share
Average basic shares outstanding	2,368,611	2,370,901
Earnings per share, basic	$0.76	$0.98
Diluted Earnings Per Share
Average diluted shares outstanding	2,370,045	2,375,339
Earnings per share, diluted	$0.76	$0.98

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, and 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2005	$11,929,830	$4,849,436	$9,926,321	$(92,614)	$26,612,973

Comprehensive Income:
Net Income	—	—	2,328,745	—	2,328,745
Changes in unrealized holding (losses) on securities arising during the period, net of taxes of ($33,916)				(65,836)	(65,836)
Reclassification adjustment for securities gains included in net income, net of taxes of $8,555				(16,608)	(16,608)

Total comprehensive income					2,246,301
Adjustment to initially apply FASB
Statement No. 158 net of taxes of ($401,511) in regard to postretirement pension and benefits				(779,404)	(779,404)
Cash dividends paid —$0.645 per share	—	—	(1,528,945)	—	(1,528,945)
Stock repurchases (39,700 shares)	(198,500)	(374,257)	—	—	(572,757)
Stock-based compensation	—	45,301	—	—	45,301
Sale of common stock:
Dividends Reinvested (24,515 shares)	122,573	221,802	—	—	344,375
Stock Options exercised (3,946 shares, net)	19,730	(19,690)	—	—	40

Balance at December 31, 2006	$11,873,633	$4,722,592	$10,726,121	$(954,462)	$26,367,884

Comprehensive Income:
Net Income	—	—	1,808,602	—	1,808,602
Changes in unrealized holding gains on securities arising during the period, net of taxes of $110,181				213,880	213,880
Changes in fair value of pension and post-retirement benefit plans, net of taxes of $201,034				390,242	390,242

Total comprehensive income					2,412,724
Cash dividends paid —$0.665 per share	—	—	(1,574,930)	—	(1,574,930)
Stock repurchases (12,700 shares)	(63,500)	(119,071)	—	—	(182,571)
Stock-based compensation	—	42,356	—	—	42,356
Sale of common stock:
Stock Options exercised (1,890 shares, net)	9,450	(2,050)	—	—	7,400

Balance at December 31, 2007	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,	2007	2006
Cash Flows From Operating Activities
Net Income	$1,808,602	$2,328,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	986,310	944,506
Net amortization and accretion of securities	12,598	16,227
Loss on sale of fixed assets	19,781	—
Gain on sale of other real estate	(3,774)	—
Provision for loan losses	298,299	125,000
Stock-based compensation	42,356	45,301
Deferred income tax benefit	(19,194)	(54,223)
Net securities gains	—	(25,163)
(Increase)/decrease in accrued income and other assets	228,023	(260,065)
Increase/(decrease) in other liabilities	(261,496)	156,667

Net cash provided by operating activities	$3,111,505	$3,276,995

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	$3,912,447	$2,394,531
Proceeds from sales of available-for-sale securities	1,825,400	6,427,087
Purchases of available-for-sale securities	(10,665,190)	(1,616,807)
Increase in interest bearing deposits in other banks	(226,572)	(40,033)
(Increase)/decrease in federal funds sold	3,243,724	(497,472)
Loan originations and principal collections, net	(15,340,780)	(13,841,546)
Proceeds from sale of other real estate owned	20,519	—
Purchases of premises and equipment	(1,472,437)	(1,299,430)

Net cash (used in) investing activities	$(18,702,889)	$(8,473,670)

Cash Flows From Financing Activities
Decrease in demand, savings, and other interest-bearing deposits	$(6,957,997)	$(14,059,441)
Net increase in time deposits	14,877,856	6,920,466
Net increase in securities sold under repurchase agreements and federal funds purchased	3,116,437	200,426
Increase in FHLB advances	5,000,000	15,000,000
Proceeds from issuance of common stock	7,400	344,415
Dividends paid	(1,574,930)	(1,528,945)
Repurchase of common stock	(182,571)	(572,757)

Net cash provided by financing activities	$14,286,195	$6,304,164

Net increase / (decrease) in cash and due from banks	(1,305,189)	1,107,489
Cash and due from banks at beginning of period	6,320,951	5,213,462

Cash and due from banks at end of period	$5,015,762	$6,320,951

Supplemental Schedule of Noncash Investing and Financing Activities:
Interest paid	$8,942,136	$7,287,804

Income taxes paid	531,917	1,019,917

Unrealized gain/(loss) on investment securities	324,061	(124,915)

Change in fair value of pension and post-retirement obligation	591,276	(1,180,915)

Loans transferred to other real estate owned	250,054	—

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and securities purchased under agreements to resell, all of which mature within ninety days.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan originations fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan.

The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if the credit is well secured and in process of collection. Credit Card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Other real estate owned. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the carrying value or fair value on the date of foreclosure less estimated selling costs to establish a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

Income taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

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

Off-balance-sheet financial instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments such as home equity lines of credit, overdraft protection lines of credit, unsecured lines of credit, commitments under credit card arrangements, construction loan commitments and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

Advertising. Advertising costs are expensed as incurred, and totaled $170 thousand and $130 thousand for the years ended December 31, 2007 and 2006, respectively.

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

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $42 thousand during 2007. As of December 31, 2007, there was $7 thousand of unrecognized compensation expense related to non-vested stock options, which will be recognized over the remaining vesting period.

Recent Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006. The Company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the implementation of SFAS 159 to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company does not expect the implementation of EITF 06-4 to have a material impact on its financial statements.

In November 2006, the EITF issued “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company does not expect the implementation of EITF 06-10 to have a material impact on its financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158. The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its financial statements.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB 109 to have a material impact on its financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (SAB 110). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB 110 to have a material impact on its financial statements.

Note 2. Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at December 31, 2007 and 2006, as reflected on the consolidated balance sheets was $2,807,842. In accordance with Statement of Financial Accounting Standards 141 and 142, management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually. Based on the testing, there were no impairment charges in 2007 or 2006.

Note 3. Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio are as follows:

Available-for-sale securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$7,771,753	$30,048	$(13,066)	$7,788,735
State and municipal obligations	33,564,201	201,435	(159,597)	33,606,039
Restricted securities	2,223,400	—	—	2,223,400

	$43,559,354	$231,483	$(172,663)	$43,618,174

Available-for-sale securities December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$10,393,363	$2,231	$(165,614)	$10,229,980
State and municipal obligations	25,945,581	133,172	(236,277)	25,842,476
Corporate bonds	276,144	1,248	—	277,392
Restricted securities	2,043,800	—	—	2,043,800

	$38,658,888	$136,651	$(401,891)	$38,393,648

The aggregate amortized cost and fair values of the held to maturity securities portfolio are as follows:

Held-to-maturity securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$471,371	$—	$(5,475)	$465,896

Held-to-maturity securities December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$457,091	$—	$(26,497)	$430,594

Gross realized gains and losses on sales of securities were as follows:

Years Ended December 31,	2007	2006
Gross realized gains	$—	$25,163
Gross realized losses	—	—

Net realized gains/(losses)	$—	$25,163

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2007 are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$13,225,225	$13,211,167
Due after one year through five years	23,254,249	23,360,262
Due after five through ten years	4,149,271	4,116,948
Due after ten years	1,178,580	1,172,293
Restricted securities	2,223,400	2,223,400

	$44,030,725	$44,084,070

Securities with a market value of $13,280,182 and $11,514,550 at December 31, 2007 and 2006, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2007 and 2006, by duration of the unrealized loss, are shown as follows. The unrealized loss positions at December 31, 2007 and 2006 were directly related to interest rate movements, as there is minimal credit risk exposure in these investments. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. All securities are investment grade or better. Bonds with unrealized loss positions at December 31, 2007 included seven federal agencies and 41 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$2,557,235	$13,066	$2,557,235	$13,066
States and municipal obligations	3,255,691	39,393	8,627,762	125,679	11,883,453	165,072

Total temporarily impaired securities	$3,255,691	$39,393	$11,184,997	$138,745	$14,440,688	$178,138

	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$10,095,893	$165,614	$10,095,893	$165,614
States and municipal obligations	1,855,328	6,840	11,645,440	255,934	13,500,768	262,774

Total temporarily impaired securities	$1,855,328	$6,840	$21,741,333	$421,548	$23,596,661	$428,388

Note 4. Loans

The following is a summary of the balances of loans:

December 31,	2007	2006
Mortgage loans on real estate:
Construction	$45,697,838	$47,977,209
Secured by farmland	87,206	678,745
Secured by 1-4 family residential	144,820,937	135,854,227
Other real estate loans	40,975,279	32,660,442
Commercial and industrial loans (not secured by real estate)	18,253,801	18,077,943
Consumer installment loans	9,423,071	8,517,900
All other loans	498,617	996,258
Net deferred loan costs and fees	755,331	845,232

Total loans	$260,512,080	$245,607,956
Allowance for loan losses	(2,347,244)	(2,235,544)

Loans, net	$258,164,836	$243,372,412

Note 5. Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	2007	2006
Balance, beginning of year	$2,235,544	$2,157,716
Provision for loan losses	298,299	125,000
Recoveries	23,993	37,545
Loans charged off	(210,592)	(84,717)

Balance, end of year	$2,347,244	$2,235,544

Information about impaired loans is as follows:

for the twelve months ended:	December 31, 2007	December 31, 2006
Impaired loans for which an allowance has been provided	$2,185,721	$2,857,269
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$2,185,721	$2,857,269

Allowance provided for impaired loans, included in the allowance for loan losses	$1,028,892	$991,769

Average balance impaired loans	$3,115,848	$3,168,724

Interest income recognized (collected $113,255 and $269,521 in 2007 and 2006, respectively)	$112,912	$275,412

At December 31, 2007 and 2006, non-accrual loans excluded from impaired loan disclosure under SFAS No. 114 totaled $1,190,020 and $207,864, respectively. If interest on these non-accrual loans had been accrued, such income would have approximated $20,470 in 2007 and $28,703 in 2006.

Note 6. Premises and Equipment, net

Components of premises and equipment included in the consolidated balance sheets at December 31, 2007 and 2006, were as follows:

	December 31, 2007	December 31, 2006
Construction in Progress	$552,626	$716,397
Land and improvements	1,251,587	1,022,069
Buildings and improvements	9,410,823	8,499,170
Furniture and equipment	7,520,952	7,990,182

Total cost	$18,735,988	$18,227,818
Less accumulated amortization and depreciation	(7,952,144)	(7,910,320)

Premises and equipment, net	$10,783,844	$10,317,498

Amortization and depreciation expense for the years ended December 31, 2007 and 2006 totaled $986,310 and $944,506, respectively. Commitments for expenditures as of December 31, 2007 totaled $1,045,467.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $47,348,255 and $35,883,743 respectively.

At December 31, 2007, the scheduled maturities of time deposits are as follows:

2008	$82,258,295
2009	3,192,275
2010	11,736,263
2011	12,994,794
2012	4,174,404
Thereafter	6,969

$114,363,000

At December 31, 2007 and 2006, overdraft demand deposits reclassified to loans totaled $34,711 and $103,998 respectively.

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

The Company adopted the recognition provisions of SFAS No. 158 in its December 31, 2006 financial statements.

The following tables provide the reconciliation of changes in the benefit obligations and fair value of assets and a statement of funded status for the pension plan and postretirement plan of the Company.

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$3,812,796	$3,539,913	$516,728	$559,897
Service cost	310,249	292,129	18,483	20,058
Interest cost	228,163	203,484	30,352	31,446
Actuarial (gain) / loss	(300,172)	(154,449)	(84,717)	(73,793)
Benefit payments	(61,231)	(68,281)	(16,716)	(20,880)

Benefit obligation, end of year	$3,989,805	$3,812,796	$464,130	$516,728

Change in plan assets
Fair value of plan assets, beginning of year	$3,568,754	$2,909,544	$—	$—
Actual return on plan assets	404,089	227,491	—	—
Employer contributions	500,000	500,000	16,716	20,880
Benefits payments	(61,231)	(68,281)	(16,716)	(20,880)

Fair value of plan assets, end of year	$4,411,612	$3,568,754	$—	$—

Funded Status at the End of the Year	$421,807	$(244,042)	$(464,130)	$(516,728)

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$421,807	$—	$—	$—
Other liabilities	—	(244,042)	(464,130)	(516,728)

Amount recognized	$421,807	$(244,042)	$(464,130)	$(516,728)

Amounts Recognized in Accumulated Other Comprehensive Income/(loss)
Net loss	$498,896	$980,627	$48,132	$138,395
Prior service cost	25,130	41,502	—	—
Net obligation at transition	—	—	17,478	20,391

Amount recognized	$524,026	$1,022,129	$65,610	$158,786

Components of Net Periodic Benefit Cost
Service cost	$310,249	$292,129	$18,483	$20,058
Interest cost	228,163	203,484	30,352	31,446
Expected return on plan assets	(259,992)	(234,563)	—	—
Amortization of prior service cost	16,372	16,372	—	—
Amortization of net obligation at transition	—	—	2,913	2,913
Recognized net acturial (gain)/loss	37,459	51,601	5,545	10,743

Net periodic benefit cost	$332,251	$329,023	$57,293	$65,160

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive Income/(loss)
Net (gain) loss	$(481,729)	$980,627	$(90,262)	$138,395
Prior service cost	—	41,502	—	—
Amortization of prior service cost	(16,372)	—	—	—
Net obligation at transition	—	—	—	20,391
Amortization of net obligation at transition	—	—	(2,913)	—

Total recognized in other comprehensive income/(loss)	$(498,101)	$1,022,129	$(93,175)	$158,786

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive Income/(loss)	$(165,850)	$1,351,152	$(35,882)	$223,946

The accumulated benefit obligation for the defined benefit pension plan was $2,634,982 and, $2,360,573 at December 31, 2007 and 2006, respectively.

The estimated net loss and prior service cost for the defined benefit pension plan and postretirement plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year approximates $3,971 and $16,372, respectively. The estimated unrecognized transition liability for the postretirement plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $2,913.

	Pension Benefits		Postretirement Benefits
Weighted-average assumptions as of December 31,	2007	2006	2007	2006
Discount rate used for Net Periodic Pension Cost	6.00%	5.75%	6.00%	5.75%
Discount Rate used for Disclosure	6.25%	6.00%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%

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

Asset allocation. The pension plan’s weighted average asset allocations for the plan years ended September 30, 2007 and 2006, by asset category, are as follows:

Asset category	2007	2006
Mutual funds – fixed income	35%	30%
Mutual funds – equity	60%	56%
Cash and cash equivalents	5%	14%

Total	100%	100%

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equities. The Investment Manager selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the Plan’s investment strategy. The Investment Manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to contribute $314,109 to its pension plan for the 2008 plan year. Estimated future benefit payments are $22,528 for 2008, $32,062 for 2009, $77,985 for 2010, $97,607 for 2011, $178,817 for 2012 and $1,085,786 for 2013 through 2017.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits was 10.0% in 2008 and 2009, 8.0% in 2010 and 2011, and 6.0% in 2012 and thereafter. If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2007, would be increased by $2,620, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2007, would be increased by $382. If assumed health care cost trend rates were decreased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2007, would be decreased by $2,416, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2007, would be decreased by $351.

The Company expects to contribute $17,519 to its postretirement plan in 2008.

In addition, as of December 31, 2007 and 2006 the Company paid approximately $11,646 and $15,090, respectively, for employees who retired prior to adoption of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

401(k) retirement plan. The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries and the Company matches 100% of the first 2% and 25% of the next 2% of employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $83,402 and $71,078 for the years ended December 31, 2007 and 2006, respectively.

Note 9. Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company offers various financial products to its customers to meet their credit and liquidity needs. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company, is based on credit evaluation of the customer.

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2007 and 2006, the Company had outstanding loan commitments approximating $41,084,932 and $41,289,172, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2007 and 2006, commitments under outstanding performance stand-by letters of credit aggregated $550,162 and $860,195, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company had unused lines of credit with nonaffiliated banks totaling $54,000,000 and $16,785,000 as of December 31, 2007 and 2006.

Note 10. Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2007 and 2006, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

The Company has approximately $585,908 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation at December 31, 2007.

Note 11. Short-Term Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold and federal funds purchased. There were no short-term advances from FHLB outstanding on December 31, 2007 or December 31, 2006.

The table below presents selected information on short-term borrowings:

(Dollars in Thousands) Years Ended December 31,	2007	2006
Balance outstandings at year-end	$8,365	$5,249
Maximum balance at any month end during the year	8,365	7,460
Average balance for the year	5,982	5,782
Weighted average rate for the year	3.81%	4.02%
Weighted average rate on borrowings at year end	2.97%	4.06%
Estimated fair value at year end	$8,365	$5,249

Note 12. Long-Term Debt

On December 31, 2007, the Bank had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate the $15 million advance on any quarterly payment date. They also hold an option to terminate the $10 million advance on any quarterly payment date. Lastly, they hold an option to terminate the $5 million advance on May 19, 2008, or any subsequent quarterly payment date. The $15 million advance and the $10 million advance has an early conversion option which gives FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. The $5 million advance has the same early conversion option, which the FHLB may exercise on May 19, 2008 or any subsequent quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans valued at $101.7 million. Immediate available credit, as of December 31, 2007, was $35.0 million.

Note 13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

The provision for income taxes consisted of the following for the years ended December 31:

	2007	2006
Current	$659,638	$926,130
Deferred	(19,194)	(54,223)

	$640,444	$871,907

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2007	2006
Statutory rates	34.0%	34.0%
(Decrease) resulting from:
Effect of tax-exempt income	(8.1)	(6.8)
Other, net	0.3	—

	26.2%	27.2%

The components of the net deferred tax assets and liabilities included in other liabilities are as follows:

December 31,	2007	2006
Deferred tax assets
Allowance for loan losses	$674,986	$637,008
Interest on non-accrual loans	12,125	14,203
Pension plan	—	82,975
Post retirement benefits	157,804	175,688
Deferred compensation	129,575	120,355
Stock-based compensation	7,458	3,793
Unrealized loss on available-for-sale securities	—	90,181
Other	12,539	9,717

Total deferred tax assets	$994,487	$1,133,920

Deferred tax liabilities
Unrealized gain on available-for-sale securities	$(19,999)	$—
Pension plan	(143,414)	—
Depreciation	(276,347)	(353,085)
Amortization of intangible	(474,999)	(395,833)
Deferred loan fees and costs	(256,813)	(287,379)
Other	(143,225)	(125,913)

Total deferred tax liabilities	$(1,314,797)	$(1,162,210)

Net deferred tax liabilities	$(320,310)	$(28,290)

Note 14. Regulatory Requirements and Restrictions

The primary source of funds available to the Parent Company is the payment of dividends by the subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. As of December 31, 2007, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval, totaled $2,727,696 or 10.1% of consolidated net assets. The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

Management believes, that as of December 31, 2007 and 2006, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006, are presented in the tables below:

(Dollars in Thousands)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Consolidated	$26,923	10.78%	$19,987	8.00%	N/A	N/A
Bank of Lancaster	$25,782	10.38%	$19,874	8.00%	$24,842	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$24,576	9.84%	$9,994	4.00%	N/A	N/A
Bank of Lancaster	$23,435	9.43%	$9,937	4.00%	$14,905	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$24,576	7.58%	$12,970	4.00%	N/A	N/A
Bank of Lancaster	$23,435	7.26%	$12,913	4.00%	$16,142	5.00%

(Dollars in Thousands)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$26,750	11.41%	$18,756	8.00%	N/A	N/A
Bank of Lancaster	$25,357	10.88%	$18,652	8.00%	$23,315	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$24,514	10.46%	$9,378	4.00%	N/A	N/A
Bank of Lancaster	$23,121	9.92%	$9,326	4.00%	$13,989	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$24,514	8.09%	$12,126	4.00%	N/A	N/A
Bank of Lancaster	$23,121	7.58%	$12,205	4.00%	$15,257	5.00%

Note 15. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after three years, 40% vested after four years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 140,795 allocated shares as of December 31, 2007. Contributions to the plan were $60,000 for 2007 and 2006, respectively. Dividends on the Company’s stock held by the ESOP were $93,182 and $85,492 in 2007 and 2006, respectively. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 16. Stock-Based Compensation Plans

The Company has three stock-based compensation plans. The 1994 Incentive Stock Option Plan expired and no additional shares may be granted under this plan. The 2003 Incentive Stock Option Plan makes 175,000 shares available for grant. Under this plan, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited. The third plan is the 1998 Non-Employee Directors Stock Option Plan, which grants 500 shares to each non-employee director annually. This plan had 8,000 shares available for grant at December 31, 2007.

A summary of the status of the stock option plans as of December 31, 2007 and changes during the year ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1	183,812	$15.15	5.9

Granted	44,500	14.96
Forfeited	(27,251)	13.97
Exercised	(6,900)	11.96
Expired	—	—
Options outstanding, December 31	194,161	$15.38	5.7	$—

Options exercisable, December 31	158,161	$15.47	4.7	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The total intrinsic value of options exercised during 2007 was $20,650, a portion of which resulted in a tax benefit of $292.

The weighted average fair value of incentive stock options granted during 2007 and 2006, was $1.85 and $1.89, respectively. The weighted average fair value of non-employee director’s stock options granted during 2007 and 2006 was $1.55 and $1.72, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	Incentive Stock Option Plan		Non-qualified Directors Plan
December 31,	2007	2006	2007	2006
Dividend yield	3.17%	3.07%	3.17%	3.07%
Expected life	7.3 years	7.8 years	5 years	5 years
Expected volatility	9.53%	9.60%	9.53%	9.60%
Risk-free interest rate	4.66%	4.93%	4.74%	5.08%

The expected volatility is based on historical volatility of the Company’s stock price. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The status of the options outstanding at December 31, 2007 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(yrs)	Number Exercisable	Weighted Average Exercise Price
$ 8.50 - $13.75	23,915	5.08	23,915	$13.54
$ 14.50 - $17.50	170,246	5.75	134,246	15.82

	194,161	5.67	158,161	$15.47

Note 17. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.

Years Ended December 31,	2007	2006
Net Income available to common shareholders	$1,808,602	$2,328,745

Average number of common shares outstanding	2,368,611	2,370,901
Effect of dilutive options	1,434	4,438

Average number of potential common shares	2,370,045	2,375,339

As of December 31, 2007 and 2006, options on 158,161 shares and 111,157 shares, respectively, were not included in computing diluted earnings per common share because their effects were antidilutive.

Note 18. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was approximately $4,822,507 and $4,453,121 at December 31, 2007 and 2006, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2007	$4,453,121
New loans and extensions to existing loans	1,008,693
Repayments and other reductions	(639,307)

Balance, December 31, 2007	$4,822,507

Commitments to extend credit to directors and their related interests were $1,108,291 and $988,037 at December 31, 2007 and 2006, respectively.

The Company also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2007 and 2006 amounted to $1,214,585 and $930,532, respectively.

Note 19. Fair Value of Financial Instruments

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$5,015,762	$5,015,762	$6,320,951	$6,320,951
Interest-bearing deposits	375,008	375,008	148,436	148,436
Federal funds sold	1,392,554	1,392,554	4,636,278	4,636,278
Securities available for sale	43,618,174	43,618,174	38,393,648	38,393,648
Securities held to maturity	471,371	465,896	457,091	430,594
Loans, net	258,164,836	257,706,419	243,372,412	248,208,238
Accrued interest receivable	1,478,442	1,478,442	1,418,214	1,418,214

Financial Liabilities:
Noninterest-bearing deposits	$38,476,633	$38,476,633	$44,246,563	$44,246,563
Savings and interest-bearing deposits	106,727,807	106,727,807	107,915,874	107,915,874
Time deposits	114,363,000	114,605,388	99,485,144	99,441,067
Federal Funds purchased and securities sold under repurchase agreements	8,365,313	8,365,313	5,242,876	5,242,876
Federal Home Loan Bank advances	30,000,000	28,963,651	25,000,000	24,885,359
Accrued interest payable	485,428	485,428	413,553	413,553

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

The carrying amounts of cash and due from banks, federal funds sold or purchased, non-interest-bearing deposits, savings, and securities sold under repurchase agreements, represent items which do not present significant market risks, are payable on demand, or are of such short duration that carrying value approximates market value.

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date.

At December 31, 2007 and 2006, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair value of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 20. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets	2007	2006
Assets
Cash and due from banks	$54,349	$151,913
Investments in subsidiaries	26,821,455	25,936,840
Premises and equipment, net	60,044	81,076
Other assets	410,846	441,336

Total assets	$27,346,694	$26,611,165

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$362,716	$330,826
Other liabilities	6,156	7,496

Total liabilities	$368,872	$338,322
Total shareholder’s equity	26,977,822	26,272,843

Total liabilities and shareholders’ equity	$27,346,694	$26,611,165

Condensed Statements of Income	2007	2006
Dividends from subsidiaries	$1,900,000	$2,000,000
Other income	13,157	15,384

Total non-interest income	1,913,157	2,015,384

Total non-interest expense	515,027	510,273

Income before income taxes and equity in undistributed earnings of subsidiaries	1,398,130	1,505,111
Income tax benefit	(129,980)	(133,823)

Income before equity in undistributed earnings of subsidiaries	1,528,110	1,638,934

Equity in undistributed earnings of Subsidiaries	280,492	689,811

Net income	$1,808,602	$2,328,745

Condensed Statements of Cash Flows	2007	2006
Cash Flows from Operating Activities:
Net income	$1,808,602	$2,328,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,032	25,212
Stock-based compensation	42,356	45,301
Equity in undistributed earnings of subsidiaries	(280,492)	(689,811)
(Increase) decrease in other assets	(76,031)	57,700
Net change in deferred directors’ compensation	31,890	16,109
Increase / (Decrease) in other liabilities	105,180	(83,486)

Net cash provided by operating activities	$1,652,537	$1,699,770

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	$7,400	$344,415
Dividends paid	(1,574,930)	(1,528,945)
Repurchase of stock	(182,571)	(572,757)

Net cash used in financing activities	$(1,750,101)	$(1,757,287)

Net (decrease) in cash and due from banks	(97,564)	(57,517)
Cash and due from banks at January 1	151,913	209,430

Cash and due from banks at December 31	$54,349	$151,913

Note 21. Quarterly Condensed Statements of Income (unaudited)

2007 Quarter ended	March 31	June 30	September 30	December 31
(in thousands, except per share amounts)
Total interest income	$4,718	$4,911	$5,105	$5,027
Net interest income after provision for loan Losses	2,574	2,652	2,641	2,582
Other income	708	751	836	759
Other expenses	2,785	2,813	2,731	2,724
Income before income taxes	497	590	746	617
Net income	379	442	541	447

Earnings per common share-assuming dilution	$0.16	$0.19	$0.23	$0.18
Dividends per common share	$0.165	$0.165	$0.165	$0.170

2006 Quarter ended	March 31	June 30	September 30	December 31
(in thousands, except per share amounts)
Total interest income	$4,376	$4,496	$4,647	$4,731
Net interest income after provision for loan Losses	2,689	2,608	2,592	2,774
Other income	661	739	900	813
Other expenses	2,522	2,617	2,673	2,763
Income before income taxes	828	730	819	824
Net income	611	527	602	589

Earnings per common share-assuming dilution	$0.26	$0.22	$0.25	$0.25
Dividends per common share	$0.160	$0.160	$0.160	$0.165

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Bay Banks of Virginia, Inc. and subsidiaries’ internal controls over financial reporting as of December 31, 2007 included in the accompanying Report of Management’s Assessment of Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
March 24, 2008

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of December 31, 2007.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All required information is detailed in the Company’s 2008 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

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

The following table summarizes information, as of December 31, 2007, relating to the Company’s stock incentive plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

At December 31, 2007	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans Approved by shareholders	194,161	(1)	$15.38	111,911
Equity compensation plans not approved by shareholders	—		—	—

Total	194,161		$15.38	111,911

(1)	Consists of options granted pursuant to the Company’s incentive stock option plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part I, Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description
3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2004).

10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579, dated February 28, 1997).

10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

10.3	2003 Incentive Stock Option Plan. (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

11.0	Statement re: Computation of per share earnings. (Incorporated herein by reference to Note 1 of the 2005 Annual Report to Shareholders).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

99.1	Code of Ethics (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2008.

Bay Banks of Virginia, Inc. (registrant)

By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 27th day of March 2008.

/s/ Allen C. Marple
Allen C. Marple
Chairman, Board of Directors
Director

/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and CEO
Director
(Principal Executive Officer)

/s/ Robert C. Berry, Jr.
Robert C. Berry, Jr.
Vice President and Director

/s/ Walter C. Ayers
Walter C. Ayers
Director

/s/ Richard A. Farmar, III
Richard A. Farmar, III
Director

/s/ Robert F. Hurliman
Robert F. Hurliman
Director

/s/ Robert J. Wittman
Robert J. Wittman
Director

/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)