Form 10-Q
period 2008-03-31
BAY BANKS OF VIRGINIA INC
filed 2008-05-07
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  yes    ☐  no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    ☒  no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,367,924 shares of common stock on May 1, 2008

FORM 10-Q

For the interim period ending March 31, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$5,055,386	$5,015,762
Interest-bearing deposits	355,181	375,008
Federal funds sold	12,819,849	1,392,554
Securities available for sale, at fair value	39,203,473	43,618,174
Securities held to maturity at amortized cost (fair value, $482,572 and $465,896)	475,010	471,371
Loans, net of allowance for loan losses of $2,307,524 and $2,347,244	252,955,629	258,164,836
Premises and equipment, net	11,235,682	10,783,844
Accrued interest receivable	1,366,102	1,478,442
Other real estate owned	1,137,221	795,054
Goodwill	2,807,842	2,807,842
Other assets	2,025,602	1,360,963

Total assets	$329,436,977	$326,263,850

LIABILITIES
Noninterest-bearing deposits	$38,555,098	$38,476,633
Savings and interest-bearing demand deposits	103,711,155	106,727,807
Time deposits	121,126,240	114,363,000

Total deposits	$263,392,493	$259,567,440

Federal Funds purchased and securities sold under repurchase agreements	6,560,758	8,365,313
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	2,082,980	1,258,234
Commitments and contingencies	—	—

Total liabilities	$302,036,231	$299,190,987

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,368,324 and 2,363,917 shares, respectively)	$11,841,618	$11,819,583
Additional paid-in capital	4,685,683	4,643,827
Retained Earnings	11,009,454	10,959,793
Accumulated other comprehensive (loss), net	(136,009)	(350,340)

Total shareholders’ equity	$27,400,746	$27,072,863

Total liabilities and shareholders’ equity	$329,436,977	$326,263,850

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three month periods ended

	March 31, 2008	March 31, 2007
INTEREST INCOME
Loans, including fees	$4,427,281	$4,276,480
Securities:
Taxable	275,727	229,476
Tax-exempt	195,527	186,677
Federal funds sold	43,739	25,256

Total interest income	4,942,274	4,717,889

INTEREST EXPENSE
Deposits	1,816,413	1,730,577
Fed funds purchased	257	43,426
Securities sold under repurchase agreements	36,828	8,844
Federal Home Loan Bank advances and other short term borrowings	345,990	286,125

Total interest expense	2,199,488	2,068,972

Net interest income	2,742,786	2,648,917
Provision for loan losses	15,238	75,000

Net interest income after provision for loan losses	2,727,548	2,573,917

NON-INTEREST INCOME
Income from fiduciary activities	168,246	174,447
Service charges and fees on deposit accounts	165,114	174,561
Other service charges and fees	333,673	313,456
Secondary market lending fees	57,277	47,798
Securities gains	12,920	—
Other income (loss)	7,000	(2,427)

Total non-interest income	744,230	707,835
NON-INTEREST EXPENSES
Salaries and employee benefits	1,535,201	1,504,071
Occupancy expense	417,403	458,234
Bank franchise tax	51,789	46,361
Visa expense	133,108	123,392
Telephone expense	48,076	49,940
Other expenses	667,887	602,977

Total non-interest expenses	2,853,464	2,784,975

Net income before income taxes	618,314	496,777
Income tax expense	132,701	117,851

Net income	$485,613	$378,926

Basic Earnings Per Share
Average basic shares outstanding	2,363,614	2,370,922
Earnings per share, basic	$0.21	$0.16

Diluted Earnings Per Share
Average diluted shares outstanding	2,363,614	2,375,398
Earnings per share, diluted	$0.21	$0.16

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2007	$11,873,633	$4,722,592	$10,726,121	$(954,462)	$26,367,884
Comprehensive Income:
Net Income	—	—	378,926	—	378,926
Changes in unrealized holding gains on securities arising during the period, net of taxes of $183				356	356

Total comprehensive income					379,282
Cash dividends paid —$0.165 per share	—	—	(390,675)	—	(390,675)
Stock repurchases	(20,000)	(39,266)	—	—	(59,266)
Stock-based compensation		9,168			9,168

Balance at March 31, 2007	$11,853,633	$4,692,494	$10,714,372	$(954,106)	$26,306,393

Balance at January 1, 2008	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863
Comprehensive Income:
Net Income	—	—	485,613	—	485,613
Changes in unrealized holding gains on securities arising during the period, net of taxes of $114,807				222,858	222,858
Reclassification adjustment for securities gains included in net income, net of taxes of ($4,393)				(8,527)	(8,527)

Total comprehensive income					640,182
Effects of changing the pension plan measurement date pursuant to FAS158, net of tax benefit of ($17,731)			(34,419)		(34,419)
Cash dividends paid —$0.17 per share	—	—	(401,533)	—	(401,533)
Stock repurchases	(8,000)	(12,770)	—	—	(20,770)
Stock-based compensation		7,184			7,184
Sale of common stock:
Dividends Reinvested	30,035	47,442	—	—	77,477

Balance at March 31, 2008	$11,841,618	$4,685,683	$11,009,454	$(136,009)	$27,400,746

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Three months ended

	March 31, 2008	March 31, 2007
Cash Flows From Operating Activities
Net Income	$485,613	$378,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	204,482	248,445
Net amortization and accretion of securities	3,794	3,219
Provision for loan losses	15,238	75,000
Stock-based compensation	7,184	9,168
Deferred income taxes	—	7,586
Net securities gains	(12,920)	—
(Increase)/decrease in accrued income and other assets	(586,718)	(215,354)
Increase in other liabilities	714,332	395,947

Net cash provided by operating activities	$831,005	$902,937

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	560,145	279,636
Proceeds from sales of available-for-sale securities	5,450,677	45,400
Purchases of available-for-sale securities	(1,265,890)	(243,890)
Decrease/(increase) in interest bearing deposits in other banks	19,827	(26,716)
(Increase)/decrease in federal funds sold	(11,427,295)	4,333,125
Loan originations and principal collections, net	4,851,802	(5,575,307)
Purchases of premises and equipment	(656,320)	(585,362)

Net cash used in investing activities	$(2,467,054)	$(1,773,114)

Cash Flows From Financing Activities
Decrease in demand, savings, and other interest-bearing deposits	(2,938,187)	(322,834)
Net increase/(decrease) in time deposits	6,763,241	(561,195)
Net increase/(decrease) in securities sold under repurchase agreements and federal funds purchased	(1,804,555)	1,363,980
Proceeds from issuance of common stock	77,477	—
Dividends paid	(401,533)	(390,675)
Repurchase of common stock	(20,770)	(59,266)

Net cash provided by financing activities	$1,675,673	$30,010

Net increase / (decrease) in cash and due from banks	39,624	(840,167)
Cash and due from banks at beginning of period	5,015,762	6,320,951

Cash and due from banks at end of period	$5,055,386	$5,480,784

Supplemental Schedule of Noncash Investing and Financing Activities:
Interest paid	$2,227,729	$2,068,450

Income taxes paid	12,086	—

Unrealized gain on investment securities	324,745	539

Change in pension measurement date	52,150	—

Loans transferred to other real estate owned	342,167	—

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2007 Annual Report to Shareholders.

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at March 31, 2008, and December 31, 2007, follow:

Available-for-sale securities March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$4,332,979	$56,768	$(1,089)	$4,388,658
State and municipal obligations	32,232,829	370,743	(42,857)	32,560,715
Corporate bonds	—	—	—	—
Restricted securities	2,254,100	—	—	2,254,100

	$38,819,908	$427,511	$(43,946)	$39,203,473

Available-for-sale securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$7,771,753	$30,048	$(13,066)	$7,788,735
State and municipal obligations	33,564,201	201,435	(159,597)	33,606,039
Corporate bonds	—	—	—	—
Restricted securities	2,223,400	—	—	2,223,400

	$43,559,354	$231,483	$(172,663)	$43,618,174

Held-to-maturity securities March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$475,010	$7,562	$—	$482,572

Held-to-maturity securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$471,371	$—	$(5,475)	$465,896

Securities with a market value of $8.4 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of March 31, 2008. The market value of pledged securities at year-end 2007 was $11.8 million.

Securities in an unrealized loss position at March 31, 2008 and December 31, 2007, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management has the intent and demonstrated ability to hold securities to scheduled maturity or call dates. Bonds with unrealized loss positions at March 31, 2008 included 1 federal agency and 20 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
March 31, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$66,715	$1,089	$66,715	$1,089
States and municipal obligations	5,905,421	37,969	385,488	4,888	6,290,909	42,857

Total temporarily impaired securities	$5,905,421	$37,969	$452,203	$5,977	$6,357,624	$43,946

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$2,557,235	$13,066	$2,557,235	$13,066
States and municipal obligations	3,255,691	39,393	8,627,762	125,679	11,883,453	165,072

Total temporarily impaired securities	$3,255,691	$39,393	$11,184,997	$138,745	$14,440,688	$178,138

Note 3: Loans

The components of loans were as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
Mortgage loans on real estate:
Construction	$44,571,586	$45,697,838
Secured by farmland	85,521	87,206
Secured by 1-4 family residential	141,558,166	144,820,937
Other real estate loans	42,303,875	40,975,279
Commercial and industrial loans (not secured by real estate)	16,357,658	18,253,801
Consumer installment loans	9,050,654	9,423,071
All other loans	584,813	498,617
Net deferred loan costs and fees	750,880	755,331

Total loans	$255,263,153	$260,512,080
Allowance for loan losses	(2,307,524)	(2,347,244)

Loans, net	$252,955,629	$258,164,836

Loans upon which the accrual of interest has been discontinued totaled $2.3 million as of March 31, 2008, and $1.3 million as of December 31, 2007.

Note 4: Allowance for Loan Losses

	March 31, 2008	December 31, 2007	March 31, 2007
	(unaudited)		(unaudited)
Balance, beginning of year	$2,347,244	$2,235,544	$2,235,544
Provision for loan losses	15,238	298,299	75,000
Recoveries	6,252	23,993	23,850
Loans charged off	(61,210)	(210,592)	(25,991)

Balance, end of year	$2,307,524	$2,347,244	$2,308,403

Information about impaired loans is as follows:

For the three months and twelve months ended:	March 31, 2008	December 31, 2007
	(unaudited)
Impaired loans for which an allowance has been provided	$2,284,449	$2,185,721
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$2,284,449	$2,185,721

Allowance provided for impaired loans, included in the allowance for loan losses	$830,695	$1,028,892

Average balance impaired loans	$2,507,950	$3,115,848

Interest income recognized (collected $30,307 and $113,255, respectively)	$33,835	$112,912

At March 31, 2008 and December 31, 2007, non-accrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standard (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” totaled $1,131,581 and $1,190,000, respectively. If interest on these loans had been accrued, such income would have approximated $17,033 in the first quarter of 2008 and $20,470 in 2007.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	March 31, 2008		March 31, 2007
Three months ended (Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,363,614	$0.21	2,370,922	$0.16
Effect of dilutive securities: Stock options	—		4,476

Diluted earnings per share	2,363,614	$0.21	2,375,398	$0.16

As of March 31, 2008 and 2007, options on 145,353 shares and 129,838 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $7 thousand during the first three months of 2008. As of March 31, 2008, there was no unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were no options granted or exercised during the three month period ended March 31, 2008.

Stock option plan activity for the three months ended March 31, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1	194,161	$15.38	5.7

Granted	—
Forfeited	(15,808)	15.57
Exercised	—
Expired	—
Options outstanding, March 31	178,353	$15.37	5.5	$—

Options exercisable, March 31	145,353	$15.45	4.2	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on changes in the market value of the Company’s stock. At March 31, 2008, the exercise price of all options outstanding exceeded the market value of the company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at March 31, 2008 and December 31, 2007, as reflected on the consolidated balance sheets was $2,807,842. In accordance with (“SFAS Nos. 141 and 142”), management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairement at least annually, and there was no impairment in 2007 or 2006.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
Three months ended March 31,	2008	2007	2008	2007
Service cost	$78,440	$77,562	$4,722	$4,621
Interest cost	62,167	57,041	6,833	7,588
Expected return on plan assets	(93,512)	(64,998)	—	—
Amortization of unrecognized prior service cost	4,093	4,093	—	—
Amortization of unrecognized net loss	962	9,365	31	1,386
Amortization of transition obligation	—	—	728	728

Net periodic benefit cost	$52,150	$83,063	$12,314	$14,323

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, that it expected to contribute $314,109 to its pension plan and $17,519 to its post-retirement benefit plan in 2008. The Company has made the pension plan contribution in full and has contributed $2,738 toward the post-retirement plan during the first three months of 2008.

Note 9: FHLB Advances

On March 31, 2008, the Bank had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate the $15 million advance on any quarterly payment date. They also hold an option to terminate the $10 million advance on any quarterly payment date. Lastly, they hold an option to terminate the $5 million advance on May 19, 2008, or any subsequent quarterly payment date.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans totaling approximately $99 million. Remaining available credit is $35 million.

Note 10: Fair Value Measurements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1:	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3:	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities. Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Loans held for sale. Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At March 31, 2008, the Company held no loans available for sale.

Impaired loans. SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned. Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of the Company. This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

EXECUTIVE SUMMARY

Interest margins continue to be management’s primary challenge. The yield curve began to show signs of a positive slope in the fourth quarter of 2007, then the Federal Open Market Committee (“FOMC”) cut the Fed Funds target rate by 200 basis points (2 percentage points) during the first quarter of 2008, helping to bring down the short term end of the curve. The yield curve currently has a normal slope, which has not been the case for two years. This has allowed management to reduce the cost of deposits. However, because the prime rate is tied to the Fed Funds target rate, variable rate prime-based loans are earning less interest income. Therefore, although the cost of funds is down due to reduced deposit rates, the yield on loans is also down, preventing improvements in net interest margin.

Also, origination volume of new loans has slowed. So, although the Bank is experiencing normal levels of loan payoffs, the size of the loan portfolio is shrinking, contributing to a reduction in interest income.

However, management efforts are mitigating the effects of margin compression on the Company’s net earnings. Focus is continuing on growth in the types of loans that earn higher rates. Also, during the last two years, in preparation for falling rates, time deposits were taken on shorter maturities, which is now allowing these deposits to renew sooner at lower rates, reducing the Company’s cost of funds faster.

Deposit balances are growing, contributing to improvements in liquidity and the ratio of loans to funding sources. Even if it were needed, the availability of credit for the Bank has not been affected by recent credit market issues. Recent public concerns related to subprime loans, which surfaced in early 2007, and their impact on lenders and homebuilders, have been discussed previously. Let us reiterate that management anticipates no direct impact to the Company and the Bank and minimal, if any, to homebuilders served by the Bank. A formal set of guidelines and controls is followed in our lending process, and both the Bank and area homebuilders serve a public steeped in a tradition of honoring obligations. It has always been management’s philosophy to plan long term for our customers and investors, rather than allowing short to intermediate term influences alter the Company’s steady and measured growth policy.

Below the net interest income line, management has made efforts to improve non-interest income and control non-interest expense. The Score-to-Win program was launched early in 2007 to promote growth in checking accounts and use of the Bank’s more cost-efficient service channels, like Online Advantage and receipt of account statements electronically through eVue Advantage. Score-to-Win awards points for debit card usage which can be redeemed for merchandise. The program also awards bonus points for opening a checking account with a Check-N-Advantage debit card, and for adding Online Advantage, eVue Advantage, online bill-pay, and a savings account. Increased interchange income has been the result of the related increase in debit card usage.

Another new product introduction in 2007 was eDeposit. This product allows customers who deposit large numbers of checks to make their deposits remotely via a secure internet connection.

In the non-interest expense area, management continues to control increases in salaries and benefits expense by restructuring responsibilities among existing employees as attrition occurs. Management continues to delay capital expenditures, along with their related depreciation expense, as appropriate for non-mission-critical projects.

However, management remains focused on responsible growth, and believes investments made in technology and related infrastructure over the last several years will allow this growth to reap benefits sooner than might otherwise be expected.

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

EARNINGS SUMMATION

For the three months ended March 31, 2008, net income was $486 thousand as compared to $379 thousand for the comparable period in 2007, an increase of 28.2%. Diluted earnings per average share for the three months ended March 31, 2008 were $0.21 as compared to $0.16 for the three months ended March 31, 2007. Annualized return on average assets was 0.6% for the three months ended March 31, 2008 compared to 0.5% for the three months ended March 31, 2007. Annualized return on average equity was 7.1% for the three months ended March 31, 2008, up from 5.7% for the similar period ended March 31, 2007.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the three months ended March 31, 2008 was $2.7 million, an increase of 3.5% from the three months ended March 31, 2007. The increase in interest expense was more than mitigated entirely by the increase in interest income.

The annualized net interest margin was 3.72% for the three months ended March 31, 2008, compared to 3.81% for the same period in 2007. There are two main reasons for this decrease in net interest margin. One is the shift in mix of deposits toward more higher-cost deposits, like certificates of deposits and fewer lower-cost deposits, like checking accounts. The other reason is reductions in the prime rate during the first quarter, which reduces interest income on variable rate prime-based loans. However, the recent reductions in the federal funds target rate have provided some relief by allowing the Bank to reduce the cost of deposits.

Management continues to diligently manage both its yield on earning assets and its cost of funds in this challenging interest rate environment.

Average interest-earning assets totaled $306 million for the three months ended March 31, 2008 as compared to $288 million for the three months ended March 31, 2007, an increase of 6.3%. Average interest-earning assets as a percent of total average assets was 93.8% for the three months ended March 31, 2008 as compared to 93.6% for the comparable period of 2007. The annualized yield on average interest-earning assets for the three months ended March 31, 2008 was 6.59% as compared to 6.69% for the three months ended March 31, 2007.

Average interest-bearing liabilities totaled $258.4 million for the three months ended March 31, 2008, as compared to $238.7 million for the three months ended March 31, 2007, an increase of 8.3%. The annualized cost of interest-bearing liabilities for the three months ended March 31, 2008, was 3.40% as compared to 3.47% for the three months ended March 31, 2007.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities was 3.19% for the three months ended March 31, 2008 and 3.22% for the same period in 2007.

Average total assets for the three months ended March 31, 2008 were $326.3 million as compared to $307.7 million for the three months ended March 31, 2007.

Net Interest Income Analysis (unaudited)

	Three months ended 3/31/2008			Three months ended 3/31/2007
(Fully taxable equivalent basis) (Dollars in thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	$21,118	$270	5.11%	$19,002	$229	4.77%
Tax-exempt investments (1)	21,224	297	5.60%	19,749	283	5.73%

Total Investments	42,342	567	5.36%	38,751	512	5.27%

Gross loans (2)	257,135	4,428	6.89%	247,177	4,276	6.92%
Interest-bearing deposits	401	4	5.45%	179	3	5.45%
Fed funds sold	6,277	44	2.80%	1,889	25	5.35%

TOTAL INTEREST EARNING ASSETS	$306,155	$5,043	6.59%	$287,996	$4,816	6.69%

INTEREST-BEARING LIABILITIES:
Savings deposits	$51,281	$290	2.26%	$55,311	$425	3.07%
NOW deposits	35,045	86	0.98%	38,511	101	1.05%
Time deposits >= $100,000	48,224	560	4.65%	36,500	417	4.57%
Time deposits < $100,000	68,276	750	4.39%	62,719	677	4.31%
Money market deposit accounts	18,551	130	2.80%	15,651	111	2.85%

Total interest bearing deposits	$221,377	$1,816	3.28%	$208,692	$1,731	3.32%

Fed funds purchased	112	—	3.66%	660	9	5.36%
Securities sold to repurchase	6,915	37	2.14%	4,317	43	4.02%
FHLB advance	30,000	346	4.61%	25,000	286	4.58%
TOTAL INTEREST-BEARING LIABILITIES	$258,404	$2,199	3.40%	$238,669	$2,069	3.47%

Net interest income/yield on earning assets		$2,844	3.72%		$2,747	3.81%
Net interest rate spread			3.19%			3.22%

Notes:

(1)	-Yield and income assumes a federal tax rate of 34%.
(2)	-Includes Visa Program & nonaccrual loans.

Through the three months ended March 31, 2008, average interest-earning assets were comprised of the loan portfolio with $257.1 million, the investment portfolio with $42.3 million, federal funds sold of $6.3 million, and interest-bearing deposits with other banks of $401 thousand. For the three month period ended March 31, 2008, compared to the same period in 2007, on a fully tax equivalent basis, tax-exempt investment yields decreased to 5.60% from 5.73%, and taxable investment yields increased to 5.11% from 4.77%, resulting in an increase in total investment yield to 5.36% from 5.27%. The investment portfolio will provide liquidity as short investments continue to mature during 2008.

In the three months ended March 31, 2008, gross loans on average yielded 6.89% as compared to 6.69% for the same period in 2007. The Company has been successful in growing the loan portfolio with adjustable rate mortgages since 2004. By keeping the re-pricing terms of the loan portfolio short, these assets have been repricing upwards, helping to improve interest income.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On March 31, 2008, federal funds sold totaled $12.8 million and securities maturing in one year or less totaled $13.6 million, for a total pool of $26.4 million. The liquidity ratio as of March 31, 2008 was 14.8% as compared to 11.3% as of December 31, 2007. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. In addition, as noted earlier, the Company has $35 million remaining available on lines of credit with the FHLB, plus federal funds lines with several correspondent banks.

OFF BALANCE SHEET ITEMS

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CAPITAL RESOURCES

From December 31, 2007 to March 31, 2008, total shareholders’ equity increased to $27.4 million from $27.1 million or 1.1%. Several factors impact shareholder’s equity, including the Company’s commitment to returning earnings to its shareholders through dividends while meeting regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement plans. Shareholders’ equity before accumulated other comprehensive loss was $27.5 million on March 31, 2008 compared to $27.4 million on December 31, 2007. Accumulated other comprehensive loss decreased by $214 thousand between December 31, 2007 and March 31, 2008.

Book value per share, basic, on March 31, 2008, compared to March 31, 2007, increased to $11.57 from $11.45, or 1.0%. Book value per share, basic, before accumulated comprehensive loss on March 31, 2008, compared to December 31, 2007, increased to $11.62 from $11.60. Cash dividends paid for the three months ended March 31, 2008, were $0.17 per share, compared to $0.165 per share, for the comparable period ended March 31, 2007, an increase of 3.0%. Average basic shares outstanding for the three months ended March 31, 2008, were 2,363,614 compared to 2,370,922 for the comparable period ended March 31, 2007. Average diluted shares outstanding for the three months ended March 31, 2008, were 2,363,614 compared to 2,375,398 the comparable period ended March 31, 2007.

The Company began a share repurchase program in August of 1999 and has continued the program into 2008. Repurchases of Company stock reduced equity by $21 thousand during the first three months of 2008, compared to $59 thousand for the comparable period in 2007.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of March 31, 2008, the Bank maintained Tier 1 capital of $23.5 million, net risk weighted assets of $245.8 million, and Tier 2 capital of $2.3 million. On March 31, 2008, the Tier 1 capital to risk weighted assets ratio was 9.6%, the total capital ratio was 10.5%, and the Tier 1 leverage ratio was 7.3%.

FINANCIAL CONDITION

Total assets increased by 1.0% during the three-month period ended March 31, 2008. Total assets were $329.4 million at March 31, 2008, as compared to $326.3 million at year-end 2007. Cash and cash equivalents, which produce no income, increased to $5.1 million on March 31, 2008, compared to $5.0 million at year-end 2007.

During the three months ended March 31, 2008, gross loans decreased by $5.2 million or 2.0%, to $255.3 million from $260.5 million at year-end 2007. The largest component of this decrease was real estate mortgage loans secured by 1-4 family residential collateral, with a 2.2% decline of $3.2 million.

For the three months ended March 31, 2008, the Company charged off loans totaling $61 thousand. For the comparable period in 2007, total loans charged off were $26 thousand. The Company maintained $1.1 milllion of other real estate owned ("OREO") as of March 31, 2008, compared to $795 thousand at year-end 2007. All properties maintained as other real estate owned are carried at the lesser of the remaining loan balance or fair value less costs to sell and are actively marketed.

The provision for loan losses amounted to $15 thousand through the three months ended March 31, 2008 and the allowance for loan losses as of March 31, 2008 was $2.3 million. The allowance for loan losses, as a percentage of total loans, was 0.90% at March 31, 2008. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. A loan by loan review is conducted of all loan classes and inherent losses on these individual loans are determined. This valuation is then compared to historical data in an effort to determine the prevailing trends. A third component of the process is the analysis of a tabular presentation of loss allocation percentages by loan type. Through this process, the Company assesses the appropriate provision for the coming quarter. As of March 31, 2008, management deemed the loan loss reserve reasonable for the loss risk identified in the loan portfolio.

As of March 31, 2008, $2.3 million of loans were considered impaired, of which $1.1 million were on non-accrual status. There were $1.3 million of loans on non-accrual status as of year-end 2007. Impaired loans are identified based on SFAS No 114. Loans still accruing interest but delinquent for 90 days or more were $332 thousand on March 31, 2008, as compared to $1.6 million on March 31, 2007. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of March 31, 2008, securities available for sale at market value totaled $39.2 million as compared to $43.6 million on December 31, 2007. This represents a net decrease of $4.4 million or 10.1% for the three months. Securities held to maturity at book value were $475 thousand as of March 31, 2008, compared to $471 thousand at December 31, 2007. As of March 31, 2008, the investment portfolio represented 12.1% of total assets and 12.9% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked monthly as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold.

As of March 31, 2008, total deposits were $263.4 million compared to $259.6 million at year-end 2007. This represents an increase in balances of $3.8 million or 1.5% during the three months. Components of this increase include time deposits with a 5.9% increase to $121.1 million. Savings and interest-bearing demand deposits decreased by 2.8% to $103.7 million and noninterest-bearing deposits remained consistent at $38.5 million.

In May of 2007, the Bank received approval on an application to establish a branch office in Burgess, Northumberland County, Virginia. This will be the Bank’s 8th retail office and an extension of its market into the eastern region of that county. Construction is nearly complete and the Bank plans to open this office before the end of May, 2008.

The Bank has also received approval to establish a retail office in Colonial Beach, Virginia. Purchase of land for this office remains under contract, the closing of which has been delayed as the seller works through terms related to Virginia Department of Transportation requirements. Completion of this purchase is imminent, and management plants to open the office by year-end 2008. Colonial Beach is an incorporated town within Westmoreland County. This will be the Bank’s 9th banking office and the 2nd in Westmoreland County, an extension of its market to that county’s western end.

These construction projects will result in increases to depreciation and related expense. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits in excess of costs over time, and are essential to the continued growth of the Company.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2008 and 2007 totaled $744 and $708 thousand. Non-interest income includes income from fiduciary activities, service charges on deposit accounts, other miscellaneous fees, gains on the sale of securities, and other income. Of these categories, the major components are fiduciary activities, which contributed $168 thousand during the first three months of 2008, down from $174 thousand during the first three months of 2007; service charges on deposit accounts, which contributed $165 thousand during the first three months of 2008, down from $175 thousand for the comparable period in 2007; and other service charges and fees, which contributed $334 thousand for the first three months of 2008 as compared to $313 thousand for 2007. Non-deposit product fee income was $94 thousand for the first three months of 2008, compared to $313 thousand for the similar period in 2007. Visa® income was $159 thousand for the first three months of 2008, the same as for the same period in 2007. Secondary market lending fees totaled $57 thousand for the three-month period ended March 31, 2008, compared to $48 thousand for the same period in 2007.

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

NON-INTEREST EXPENSE

For the three months ended March 31, 2008, non-interest expenses were $2.9 million compared to $2.8 million for the three-month period ended March 31, 2007. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Through the three months ended March 31, 2008, salary and benefit expense was $1.5 million, up 2.1% compared to the same period of 2007. Occupancy expense was $417 thousand through the three months ended March 31, 2008, down 8.9% as compared to $458 thousand for March 31, 2007, which positions the Company well for expected increases related to the two new retail offices described earlier.

Other expenses include bank franchise taxes which totaled $52 thousand through three months of 2008 and $46 thousand for the same period in 2007; expenses related to the Visa® program which were $133 thousand through three months of 2008 and $123 thousand through three months of 2007; telephone expenses which were $48 thousand for the current period and $50 thousand through three months of 2007; and other operating expenses which totaled $668 thousand for the current period versus $603 thousand for the three months ended March 31, 2007. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in

Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of March 31, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None to report.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company began a share repurchase program in August of 1999 and has continued the program into 2008. There are a total of 280,000 shares authorized for repurchase under the program.

The status of the Company’s stock repurchase program is shown in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2008	—	$—	—	84,228
February, 2008	—	—	—	84,228
March ,2008	1,600	12.98	1,600	82,628

Total	1,600	$12.98	1,600

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to report.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 7, 2008	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)