Form 10-Q/A
period 2008-03-31
BAY BANKS OF VIRGINIA INC
filed 2008-05-14
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 is being filed to correct the error on the Consolidated Statements of Changes in Shareholders’ Equity (page 5). The total comprehensive income originally reported was “$640,182” and is hereby corrected to show “$699,944”.

Except as described above, no other changes have been made to the original filing and this Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures in the original filing.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2007	$11,873,633	$4,722,592	$10,726,121	$(954,462)	$26,367,884
Comprehensive Income:
Net Income	—	—	378,926	—	378,926
Changes in unrealized holding gains on securities arising during the period, net of taxes of $183				356	356

Total comprehensive income					379,282
Cash dividends paid – $0.165 per share	—	—	(390,675)	—	(390,675)
Stock repurchases	(20,000)	(39,266)	—	—	(59,266)
Stock-based compensation		9,168			9,168

Balance at March 31, 2007	$11,853,633	$4,692,494	$10,714,372	$(954,106)	$26,306,393

Balance at January 1, 2008	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863
Comprehensive Income:
Net Income	—	—	485,613	—	485,613
Changes in unrealized holding gains on securities arising during the period, net of taxes of $114,807				222,858	222,858
Reclassification adjustment for securities gains included in net income, net of taxes of ($4,393)				(8,527)	(8,527)

Total comprehensive income					699,944
Effects of changing the pension plan measurement date pursuant to FAS158, net of tax benefit of ($17,731)			(34,419)		(34,419)
Cash dividends paid – $0.17 per share	—	—	(401,533)	—	(401,533)
Stock repurchases	(8,000)	(12,770)	—	—	(20,770)
Stock-based compensation		7,184			7,184
Sale of common stock:
Dividends Reinvested	30,035	47,442	—	—	77,477

Balance at March 31, 2008	$11,841,618	$4,685,683	$11,009,454	$(136,009)	$27,400,746

See Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May, 2008.

Bay Banks of Virginia, Inc.
(Registrant)

By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)