Form 10-Q
period 2008-06-30
BAY BANKS OF VIRGINIA INC
filed 2008-08-12
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

2,373,571 shares of common stock on August 7, 2008

FORM 10-Q

For the interim period ending June 30, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$5,149,827	$5,015,762
Interest-bearing deposits	350,399	375,008
Federal funds sold	14,188,912	1,392,554
Securities available for sale, at fair value	38,447,955	43,618,174
Securities held to maturity at amortized cost (fair value, $479,095 and $465,896)	478,677	471,371
Loans, net of allowance for loan losses of $2,353,010 and $2,347,244	248,116,861	258,164,836
Premises and equipment, net	11,551,217	10,783,844
Accrued interest receivable	1,298,058	1,478,442
Other real estate owned	787,100	795,054
Goodwill	2,807,842	2,807,842
Other assets	1,806,304	1,360,963

Total assets	$324,983,152	$326,263,850

LIABILITIES
Noninterest-bearing deposits	$42,359,642	$38,476,633
Savings and interest-bearing demand deposits	100,849,085	106,727,807
Time deposits	115,070,912	114,363,000

Total deposits	$258,279,639	$259,567,440
Federal funds purchased and securities sold under repurchase agreements	7,936,183	8,365,313
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	1,592,132	1,258,234
Commitments and contingencies	—	—

Total liabilities	$297,807,954	$299,190,987

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized—5,000,000 shares; outstanding—2,373,571 and 2,363,917 shares, respectively)	$11,867,853	$11,819,583
Additional paid-in capital	4,725,450	4,643,827
Retained earnings	10,991,155	10,959,793
Accumulated other comprehensive (loss), net	(409,260)	(350,340)

Total shareholders’ equity	$27,175,198	$27,072,863

Total liabilities and shareholders’ equity	$324,983,152	$326,263,850

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter ended June 30, 2008	Quarter ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
INTEREST INCOME
Loans, including fees	$4,098,463	$4,456,941	$8,525,744	$8,733,421
Securities:
Taxable	222,869	226,631	498,596	456,107
Tax-exempt	193,066	185,611	388,593	372,288
Federal funds sold	93,860	41,659	137,599	66,915

Total interest income	4,608,258	4,910,842	9,550,532	9,628,731

INTEREST EXPENSE
Deposits	1,626,732	1,779,176	3,443,145	3,509,753
Federal funds purchased	—	61,485	257	104,911
Securities sold under repurchase agreements	15,182	26,607	52,010	35,451
Federal Home Loan Bank advances and other short term borrowings	343,990	316,713	689,980	602,838

Total interest expense	1,985,904	2,183,981	4,185,392	4,252,953

Net interest income	2,622,354	2,726,861	5,365,140	5,375,778
Provision for loan losses	62,000	75,000	77,238	150,000

Net interest income after provision for loan losses	2,560,354	2,651,861	5,287,902	5,225,778

NON-INTEREST INCOME
Income from fiduciary activities	161,644	158,818	329,890	333,265
Service charges and fees on deposit accounts	172,686	193,525	337,800	368,086
Other service charges and fees	478,747	333,720	812,420	647,176
Secondary market lending fees	40,412	59,746	97,689	107,544
Other real estate (losses)	(51,008)	—	(51,008)	—
Securities gains	20,800	—	33,720	—
Net (losses) on other investments	(79,995)	—	(79,995)	—
Other income	7,490	4,965	14,490	2,538

Total non-interest income	750,776	750,774	1,495,006	1,458,609
NON-INTEREST EXPENSES
Salaries and employee benefits	1,463,980	1,486,200	2,999,181	2,990,271
Occupancy expense	415,358	443,901	832,761	902,135
Bank franchise tax	51,789	46,361	103,578	92,722
Visa expense	190,320	148,831	323,428	272,223
Telephone expense	48,908	44,896	96,984	94,836
Other expenses	609,772	643,000	1,277,659	1,245,977

Total non-interest expenses	2,780,127	2,813,189	5,633,591	5,598,164

Net income before income taxes	531,003	589,446	1,149,317	1,086,223
Income tax expense	146,890	147,516	279,591	265,367

Net income	$384,113	$441,930	$869,726	$820,856

Basic Earnings Per Share
Average basic shares outstanding	2,367,890	2,370,986	2,365,851	2,370,954
Earnings per share, basic	$0.16	$0.19	$0.37	$0.35

Diluted Earnings Per Share
Average diluted shares outstanding	2,367,890	2,372,246	2,365,851	2,373,254
Earnings per share, diluted	$0.16	$0.19	$0.37	$0.35

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2007	$11,873,633	$4,722,592	$10,726,121	$(954,462)	$26,367,884
Comprehensive Income:
Net Income	—	—	820,856	—	820,856
Changes in unrealized holding (losses) on securities arising during the Period, net of taxes of ($107,147)				(207,991)	(207,991)

Total comprehensive income					612,865
Cash dividends paid —$0.33 per share	—	—	(781,984)	—	(781,984)
Stock repurchases	(38,000)	(73,034)	—	—	(111,034)
Stock-based compensation		27,991			27,991
Sale of common stock:
Stock Options exercised	9,450	(2,050)	—	—	7,400

Balance at June 30, 2007	$11,845,083	$4,675,499	$10,764,993	$(1,162,453)	$26,123,122

Balance at January 1, 2008	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863
Comprehensive Income:
Net Income	—	—	869,726	—	869,726
Changes in unrealized holding losses on securities arising during the Period, net of taxes of ($18,888)				(36,665)	(36,665)
Reclassification adjustment for securities gains included in net income, net of taxes of ($11,465)				(22,255)	(22,255)

Total comprehensive income					810,806
Effects of changing the pension plan measurement date pursuant to FAS158, net of tax benefit of ($17,731)			(34,419)		(34,419)
Cash dividends paid —$0.34 per share	—	—	(803,945)	—	(803,945)
Stock repurchases	(17,080)	(25,706)	—	—	(42,786)
Stock-based compensation		17,510			17,510
Sale of common stock:
Dividends Reinvested	65,350	89,819	—	—	155,169

Balance at June 30, 2008	$11,867,853	$4,725,450	$10,991,155	$(409,260)	$27,175,198

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Six months ended

	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities
Net Income	$869,726	$820,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	406,056	502,183
Net amortization and accretion of securities	5,340	6,157
Loss on sale of fixed assets	—	8,325
Provision for loan losses	77,238	150,000
Stock-based compensation	17,510	27,991
Deferred income taxes	—	7,586
Net securities gains	(33,720)	—
Loss on sale of other real estate	51,008
Net loss on other investments	79,995	—
Increase in accrued income and other assets	(379,371)	(224,651)
Increase / (decrease) in other liabilities	364,250	(73,096)

Net cash provided by operating activities	$1,458,032	$1,225,351

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	2,195,495	1,448,346
Proceeds from sales of available-for-sale securities	9,745,800	340,400
Purchases of available-for-sale securities	(6,839,275)	(468,890)
Increase in interest bearing deposits in other banks	24,609	31,807
Increase in federal funds sold	(12,796,358)	(6,887,173)
Loan originations and principal collections, net	9,593,570	(6,797,914)
Proceeds from sale of other real estate	334,113	—
Purchases of premises and equipment	(1,173,429)	(666,289)

Net cash provided by (used in) investing activities	$1,084,525	$(12,999,715)

Cash Flows From Financing Activities
Decrease in demand, savings, and other interest-bearing deposits	(1,995,713)	(2,590,366)
Net increase in time deposits	707,913	7,850,464
Net increase / (decrease) in securities sold under repurchase agreements and federal funds purchased	(429,130)	1,805,454
Increase in FHLB advances	—	5,000,000
Proceeds from issuance of common stock	155,169	7,400
Dividends paid	(803,945)	(781,984)
Repurchase of common stock	(42,786)	(111,034)

Net cash provided by (used in) financing activities	$(2,408,492)	$11,179,934

Net increase / (decrease) in cash and due from banks	134,065	(594,430)
Cash and due from banks at beginning of period	5,015,762	6,320,951

Cash and due from banks at end of period	$5,149,827	$5,726,521

Supplemental Schedule of Noncash Investing and Financing Activities:
Interest paid	$4,270,294	$4,223,454

Income taxes paid	222,624	253,985

Unrealized gain/(loss) on investment securities	(89,273)	(315,138)

Change in pension measurement date	52,150	—

Loans transferred to other real estate owned	377,167	(250,867)

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

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at June 30, 2008, and December 31, 2007, follow:

Available-for-sale securities June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$2,134,278	$2,113	$(13,558)	$2,122,833
State and municipal obligations	34,090,030	165,171	(184,179)	34,071,022
Restricted securities	2,254,100	—	—	2,254,100

	$38,478,408	$167,284	$(197,737)	$38,447,955

Available-for-sale securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$7,771,753	$30,048	$(13,066)	$7,788,735
State and municipal obligations	33,564,201	201,435	(159,597)	33,606,039
Restricted securities	2,223,400	—	—	2,223,400

	$43,559,354	$231,483	$(172,663)	$43,618,174

Held-to-maturity securities June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$478,677	$418	$—	$479,095

Held-to-maturity securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$471,371	$—	$(5,475)	$465,896

Securities with a market value of $9.9 million were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law as of June 30, 2008. The market value of pledged securities at year-end 2007 was $11.8 million.

Securities in an unrealized loss position at June 30, 2008 and December 31, 2007, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management has the intent and demonstrated ability to hold securities to scheduled maturity or call dates. Bonds with unrealized loss positions at June 30, 2008 included 3 federal agency and 42 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
June 30, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,487,344	$8,845	$59,668	$4,713	$1,547,012	$13,558
States and municipal obligations	13,786,818	184,179	—	—	13,786,818	184,179

Total temporarily impaired securities	$15,274,162	$193,024	$59,668	$4,713	$15,333,830	$197,737

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$2,557,235	$13,066	$2,557,235	$13,066
States and municipal obligations	3,255,691	39,393	8,627,762	125,679	11,883,453	165,072

Total temporarily impaired securities	$3,255,691	$39,393	$11,184,997	$138,745	$14,440,688	$178,138

Note 3: Loans

The components of loans were as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
Mortgage loans on real estate:
Construction	$42,286,759	$45,697,838
Secured by farmland	83,797	87,206
Secured by 1-4 family residential	138,528,866	144,820,937
Other real estate loans	41,248,902	40,975,279
Commercial and industrial loans (not secured by real estate)	14,502,460	18,253,801
Consumer installment loans	9,033,835	9,423,071
All other loans	4,028,671	498,617
Net deferred loan costs and fees	756,581	755,331

Total loans	$250,469,871	$260,512,080
Allowance for loan losses	(2,353,010)	(2,347,244)

Loans, net	$248,116,861	$258,164,836

Loans upon which the accrual of interest has been discontinued totaled $3.7 million as of June 30, 2008, and $1.3 million as of December 31, 2007.

Note 4: Allowance for Loan Losses

	June 30, 2008	December 31, 2007	June 30, 2007
	(unaudited)		(unaudited)
Balance, beginning of year	$2,347,244	$2,235,544	$2,235,544
Provision for loan losses	77,238	298,299	150,000
Recoveries	8,507	23,993	22,261
Loans charged off	(79,979)	(210,592)	(45,915)

Balance, end of year	$2,353,010	$2,347,244	$2,361,890

Information about impaired loans is as follows:

for the six months and twelve months ended:	June 30, 2008	December 31, 2007
	(unaudited)
Impaired loans for which an allowance has been provided	$2,526,436	$2,185,721
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$2,526,436	$2,185,721

Allowance provided for impaired loans, included in the allowance for loan losses	$1,000,531	$1,028,892

Average balance impaired loans	$3,078,197	$3,115,848

Interest income recognized (collected $52,153 and $113,255, respectively)	$61,429	$112,912

At June 30, 2008 and December 31, 2007, non-accrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, totaled $2,602,933 and $1,190,000, respectively. If interest on these loans had been accrued, such income would have approximated $45,713 in the first half of 2008 and $20,470 in 2007.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Six Months Ended
(Unaudited)	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,367,890	$0.16	2,370,986	$0.19	2,365,851	$0.37	2,370,954	$0.35

Effect of dilutive securities:
Stock options	—		1,260		—		2,300

Diluted earnings per share	2,367,890	$0.16	2,372,246	$0.19	2,365,851	$0.37	2,373,254	$0.35

As of June 30, 2008 and 2007, options on 149,408 shares and 170,237 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $18 thousand during the first six months of 2008. As of June 30, 2008, there was $11 thousand unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 40,500 options granted and no options exercised during the six month period ended June 30, 2008.

Stock option plan activity for the six months ended June 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1	194,161	$15.38	5.7	$—

Granted	40,500	$12.05
Forfeited	(41,355)	$15.35
Exercised	—
Expired	(10,898)	$13.89
Options outstanding, June 30	182,408	$14.74	6.1	$—

Options exercisable, June 30	149,408	$15.35	5.3	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on changes in the market value of the Company’s stock. At June 30, 2008, the exercise price of all options outstanding exceeded the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at June 30, 2008 and December 31, 2007, as reflected on the consolidated balance sheets was $2,807,842. In accordance with SFAS Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually, and there was no impairment in 2008 or 2007.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
Six months ended June 30,	2008	2007	2008	2007
Service cost	$156,879	$155,124	$9,444	$9,241
Interest cost	124,335	114,081	13,666	15,176
Expected return on plan assets	(187,025)	(129,996)	—	—
Amortization of unrecognized prior service cost	8,186	8,186	—	—
Amortization of unrecognized net loss	1,925	18,729	61	2,772
Amortization of transition obligation	—	—	1,456	1,456

Net periodic benefit cost	$104,300	$166,124	$24,627	$28,645

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, that it expected to contribute $314,109 to its pension plan and $17,519 to its post-retirement benefit plan in 2008. The Company has made the pension plan contribution in full and has contributed $5,657 toward the post-retirement plan during the first six months of 2008.

Note 9: FHLB Advances

On June 30, 2008, the Bank had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate the $15 million advance on any quarterly payment date. They also hold an option to terminate the $10 million advance on any quarterly payment date. Lastly, they hold an option to terminate the $5 million advance on May 19, 2008, or any subsequent quarterly payment date.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans totaling approximately $71 million. Remaining available credit is $65 million.

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

Loans held for sale. Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At June 30, 2008, the Company held no loans available for sale.

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

EXECUTIVE SUMMARY

Interest margins continue to be one of management’s primary challenges. For the first time in two years, the yield curve is exhibiting a positive slope since the Federal Open Market Committee (“FOMC”) has cut the Fed Funds target rate by 225 basis points (2.25 percentage points) during the first four months of 2008. This has allowed management to reduce the Bank’s cost of deposits. However, because the Wall Street Prime rate is tied to the Fed Funds target rate, variable rate prime-based loans are earning less interest income. Therefore, although the cost of funds is down due to reduced deposit rates, the yield on loans is down more, creating pressure on net interest margin.

Also, origination volume of new loans has slowed. So, although the Bank is experiencing normal levels of loan payoffs, the size of the loan portfolio is shrinking, contributing to a reduction in interest income.

At the same time, successful management efforts are mitigating the effects of margin compression on the Company’s net earnings. Focus is continuing on growth in the types of loans that earn higher rates. Also, during the last two years, in preparation for falling rates, time deposits were taken on shorter maturities, which are now allowing these deposits to renew sooner at lower rates, reducing the Company’s cost of funds faster.

A number of key indicators are improving. For example, for June 30, 2008 compared to December 31, 2007, liquidity has increased to $52.5 million from $37.0 million; the ratio of loans to funding sources has decreased to 84.6% from 87.4%; and the allowance for loan losses as a percentage of loans has increased to 0.94% from 0.90%. The availability of credit for the Bank has not been affected by recent credit market issues.

Recent public concerns related to subprime loans, which surfaced in early 2007, and their impact on lenders and homebuilders, have been discussed previously. Let us reiterate that the Company and Bank have not experienced negative impact and management anticipates no direct impact to the Company and the Bank and minimal, if any, to homebuilders served by the Bank. A rigorous formal set of guidelines and controls is followed in our lending process, and both the Bank and area homebuilders serve a public steeped in a tradition of honoring obligations. It has always been management’s philosophy to plan long term for our customers and investors, rather than allowing short to intermediate term influences alter the Company’s steady and measured growth policy.

Below the net interest income line, management has made efforts to improve non-interest income and control non-interest expense. The Score-to-Win program was launched early in 2007 to promote growth in checking accounts and use of the Bank’s more cost-efficient service channels, like Online Advantage and receipt of account statements electronically through eVue Advantage. Score-to-Win awards points for credit card and debit card usage which can be redeemed for merchandise. The program also awards bonus points for opening a checking account with a Check-N-Advantage debit card, and for adding Online Advantage, eVue Advantage, online bill-pay, and a savings account. Increased interchange income has been the result of the related increase in debit card usage.

Another innovative product introduction in 2007 was eDeposit. This product allows commercial customers who deposit large numbers of checks or are not geographically convenient to a Bank office to make their deposits remotely via a secure internet connection.

In the non-interest expense area, management continues to control increases in salaries and benefits expense by restructuring responsibilities among existing employees as attrition occurs. To the extent advisable, continuing education remains available to employees. Management continues to delay capital expenditures, along with their related depreciation expense, as appropriate for non-mission-critical projects.

However, management remains focused on responsible growth, and believes investments made in technology and related infrastructure over the last several years will allow this growth to reap benefits sooner than might otherwise be expected.

For more information, visit the Company’s website at www.baybanks.com.

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

EARNINGS SUMMATION

For the six months ended June 30, 2008, net income was $870 thousand as compared to $821 thousand for the comparable period in 2007, an increase of 6.0%. Diluted earnings per average share for the six months ended June 30, 2008 were $0.37 as compared to $0.35 for the six months ended June 30, 2007. Annualized return on average assets was 0.5% for the six months ended June 30, 2008 compared to 0.6% for the six months ended June 30, 2007. Annualized return on average equity was 6.3% for the six months ended June 30, 2008, up from 6.2% for the similar period ended June 30, 2007.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the six months ended June 30, 2008 was $5.4 million, a negligible decrease of 0.2% compared to the six months ended June 30, 2007. Net interest income after the provision for loan losses is up 1.2% for the same period comparison as a result of the reduced provision for loan losses.

Although interest income on loans declined by $208 thousand for the year-to-date period ended June 30, 2008 compared to the same period in 2007, all other categories of interest income increased by $129 thousand, mitigating the decrease in interest income to $78 thousand. Decreases in interest expense of $67 thousand for the same period comparison nearly mitigated the decrease in interest income, leaving net interest income (before the provision for loan losses) down only $11 thousand.

The $208 thousand decrease in interest income on loans was driven mainly by reduced loan yields on variable-rate loans tied to the Wall Street Prime rate, which has declined by 3.25 percentage points since the first half of 2007. The $67 thousand decrease in interest expense was primarily due to reductions in rates on checking and savings accounts.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis)	Six months ended 6/30/2008			Six months ended 6/30/2007
(Dollars in thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	$19,281	$490	5.08%	$18,778	$450	4.79%
Tax-exempt investments (1)	20,872	589	5.65%	19,710	564	5.72%

Total Investments	40,153	1,079	5.38%	38,488	1,014	5.27%

Gross loans (2)	253,907	8,526	6.72%	249,470	8,733	7.00%
Interest-bearing deposits in other banks	369	9	4.88%	163	6	5.45%
Federal funds sold	12,723	138	2.17%	2,631	67	5.09%

TOTAL INTEREST EARNING ASSETS	$307,152	$9,752	6.35%	$290,752	$9,820	6.75%

INTEREST-BEARING LIABILITIES:
Savings deposits	$56,859	$628	2.21%	$55,176	$855	3.10%
NOW deposits	34,258	140	0.82%	37,989	200	1.05%
Time deposits >= $100,000	47,555	1,068	4.49%	37,107	857	4.62%
Time deposits < $100,000	64,311	1,372	4.27%	62,779	1,365	4.35%
Money market deposit accounts	18,782	235	2.50%	15,785	232	2.94%

Total interest bearing deposits	$221,765	$3,443	3.10%	$208,836	$3,509	3.36%

Federal funds purchased	56	—	3.66%	1,290	35	5.50%
Securities sold to repurchase	7,083	52	1.47%	5,180	105	2.03%
FHLB advances	30,000	690	4.60%	26,215	603	4.60%

TOTAL INTEREST-BEARING LIABILITIES	$258,903	$4,185	3.23%	$241,521	$4,252	3.52%

Net interest income/yield on earning assets		$5,567	3.63%		$5,568	3.83%
Net interest rate spread			3.12%			3.23%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes Visa Program & nonaccrual loans.

The annualized net interest margin was 3.63% for the six months ended June 30, 2008, compared to 3.83% for the same period in 2007. The main reason for this decline is reductions in the Wall Street Prime rate, as mentioned earlier, which reduces the yield on variable rate prime-based loans. Although reductions in the federal funds target rate have provided some relief by allowing the Bank to reduce the cost of deposits, the cost of funds has not declined as much as the yield on earning assets. Management anticipates that the cost of deposits will continue to decline as certificates of deposit mature or renew at lower current rates, creating a positive effect on the net interest margin going forward.

Average interest-earning assets increased 5.6% to $307 million for the six months ended June 30, 2008 as compared to $291 million for the six months ended June 30, 2007. Average interest-earning assets as a percent of total average assets was 93.7% for the six months ended June 30, 2008 as compared to 94.5% for the comparable period of 2007. As shown above, for the six months ended June 30, 2008, the loan portfolio with $253.9 million is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 7.2% to $258.9 million for the six months ended June 30, 2008, as compared to $241.5 million for the six months ended June 30, 2007. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $112 million for the six months ended June 30, 2008.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, was 3.12% for the six months ended June 30, 2008 and 3.23% for the same period in 2007.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2008, federal funds sold totaled $14.2 million and securities maturing in one year or less totaled $14.3 million, for a total pool of $28.5 million. The liquidity ratio as of June 30, 2008 was 16.1% as compared to 11.3% as of December 31, 2007. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. In addition, as noted earlier, the Company has $65 million available on lines of credit with the FHLB, plus federal funds lines with several correspondent banks.

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

CAPITAL RESOURCES

From December 31, 2007 to June 30, 2008, total shareholders’ equity increased to $27.2 million from $27.1 million or 0.4%. Several factors impact shareholder’s equity, including the Company’s commitment to returning earnings to its shareholders through dividends while meeting regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive loss was $27.6 million on June 30, 2008 compared to $27.4 million on December 31, 2007. Accumulated other comprehensive loss increased by $59 thousand between December 31, 2007 and June 30, 2008.

Book value per share, basic, on June 30, 2008, compared to June 30, 2007, increased to $11.45 from $11.03, or 3.8%. Book value per share, basic, before accumulated comprehensive loss on June 30, 2008, compared to December 31, 2007, increased to $11.62 from $11.60. Cash dividends paid for the six months ended June 30, 2008, were $0.34 per share, compared to $0.33 per share, for the comparable period ended June 30, 2007, an increase of 3.0%. Of the 5,000,000 common shares authorized, 2,373,571 are outstanding.

The Company began a share repurchase program in August of 1999 and has continued the program into 2008. Repurchases of shares reduced equity by $43 thousand during the first six months of 2008, compared to a $111 thousand reduction during the comparable period in 2007.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of June 30, 2008, the Bank maintained Tier 1 capital of $23.6 million, net risk weighted assets of $242.9 million, and Tier 2 capital of $2.4 million. On June 30, 2008, the Tier 1 capital to risk weighted assets ratio was 9.7%, the total capital ratio was 10.7%, and the Tier 1 leverage ratio was 7.2%.

FINANCIAL CONDITION

Total assets decreased by 0.4% to $325.0 million during the six months ended June 30, 2008. Cash and cash equivalents, which produce no income, increased to $5.1 million on June 30, 2008, from $5.0 million at year-end 2007.

During the six months ended June 30, 2008, gross loans decreased by $10.0 million or 3.9%, to $250.5 million from $260.5 million at year-end 2007. The largest component of this decrease was real estate mortgage loans secured by 1-4 family residential collateral, with a 4.3% decline to $138.5 million.

During the six months ended June 30, 2008, the Company charged off loans totaling $80 thousand. For the comparable period in 2007, total loans charged off were $46 thousand. The Company maintained $787 thousand of other real estate owned (“OREO”) as of June 30, 2008, compared to $795 thousand at year-end 2007. All properties maintained as OREO are actively marketed.

The provision for loan losses amounted to $77 thousand through the six months ended June 30, 2008 and the allowance for loan losses as of June 30, 2008 was $2.4 million. The allowance for loan losses, as a percentage of total loans, was 0.94% at June 30, 2008, compared to 0.90% at December 31, 2007. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. As part of the second quarter 2008 analysis, the factors which reflect changes in the local economy and increases in nonaccrual and impaired loans were adjusted. Combined with the reduction in total loan balances, these adjustments contributed to the increased allowance.

As of June 30, 2008, $2.5 million of loans were considered impaired, of which $1.1 million were on non-accrual status. There were $1.3 million of loans on non-accrual status as of year-end 2007. Impaired loans are identified based on SFAS No 114. Loans still accruing interest but delinquent for 90 days or more were $972 thousand on June 30, 2008, as compared to $1.1 million on June 30, 2007. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of June 30, 2008, securities available for sale at market value totaled $38.4 million as compared to $43.6 million on December 31, 2007. This represents a net decrease of $5.2 million or 11.8% for the six months. Securities classified as held-to-maturity at book value were $479 thousand as of June 30, 2008, compared to $471 thousand at December 31, 2007. As of June 30, 2008, the investment portfolio represented 12.0% of total assets and 12.8% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to book value based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the unrealized losses to be other than temporarily impaired.

As of June 30, 2008, total deposits were $258.3 million compared to $259.6 million at year-end 2007. This represents a decrease in balances of $1.3 million or 0.5% during the six months. Components of this decrease include savings and interest-bearing demand deposits with a 5.5% decrease to $100.8 million. However, noninterest-bearing deposits increased by 10.1% to $42.4 million and time deposits increased 0.6% increase to $115.1 million.

On June 4, 2008, the Bank opened a new branch office in Burgess, Northumberland County, Virginia. This is the Bank’s 8th retail office and a strategic extension of its market into the financially attractive eastern region of that county.

The Bank has also received approval to establish a retail office in Colonial Beach, Virginia. Purchase of land for this office remains under contract, the closing of which has been further delayed as the seller works through terms related to water and sewer hook-ups. Colonial Beach is an incorporated town within Westmoreland County. This will be the Bank’s 9th banking office and the 2nd in Westmoreland County, another strategic extension of its market to that county’s western end.

These new offices will result in increases to depreciation and related expense. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits well in excess of costs over time, and are essential to the continued growth of the Company.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2008 and 2007 each totaled $1.5 million. The combination of three one-time events reduced the 2008 figure by $131 thousand. First, the sale of one OREO property generated a loss of $51 thousand. Second, due to the sale of Bankers Investment Group to Infinex, the Bank’s investment in that entity suffered a loss of $118 thousand. Finally, due to the sale of Bankers Title of Fredericksburg to Bankers Title of Shenandoah, the Bank’s investment in that entity enjoyed a gain of $38 thousand. Other noteworthy elements of non-interest income include fee income generated by the Bank’s Investment Advantage program, which increased by 66% to $256 thousand for the first six months of 2008, compared to $154 thousand for the similar period in 2007. Visa® income was $390 thousand for the first six months of 2008, as compared to $352 thousand for the same period in 2007, an increase of 11%.

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

NON-INTEREST EXPENSE

For both the six months ended June 30, 2008 and 2007, non-interest expenses were $5.6 million. The largest components of non-interest expense are salaries and benefits, and occupancy expense. For the six months ended June 30, 2008, compared to the same period in 2007, management has controlled the increase of salary and benefit expense to 0.3%. Similarly, occupancy expense has been reduced by 7.7% to $833 thousand from $902 thousand. This reduction in occupancy expense positions the Company well for expected increases related to the two new retail offices described earlier.

Other expenses include bank franchise taxes which totaled $104 thousand through six months of 2008 and $93 thousand for the same period in 2007; expenses related to the Visa® program which were $323 thousand through six months of 2008 and $272 thousand through six months of 2007; telephone expenses which were $97 thousand for the current period and $95 thousand through six months of 2007; and other operating expenses which totaled $1.3 million for the current period versus $1.2 million for the six months ended June 30, 2007. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under

Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of June 30, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The status of the Company’s stock repurchase program is shown in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2008	200	$13.00	200	82,428
May, 2008	1,000	$12.44	1,000	81,428
June, 2008	616	$11.32	616	80,812

Total	1,816	$12.12	1,816

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 12, 2008	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)