Form 10-Q
period 2008-09-30
BAY BANKS OF VIRGINIA INC
filed 2008-11-13
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-22955

BAY BANKS OF VIRGINIA, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

VIRGINIA	54-1838100
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

100 SOUTH MAIN STREET, KILMARNOCK, VA	22482
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

2,377,302 shares of common stock on November 10, 2008

FORM 10-Q

For the interim period ending September 30, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$4,599,241	$5,015,762
Interest-bearing deposits	364,014	375,008
Federal funds sold	7,155,942	1,392,554
Securities available for sale, at fair value	36,396,181	43,618,174
Securities held to maturity at amortized cost (fair value, $482,950 and $465,896)	482,373	471,371
Loans, net of allowance for loan losses of $2,339,163 and $2,347,244	250,991,246	258,164,836
Loans available-for-sale	563	—
Premises and equipment, net	12,225,489	10,783,844
Accrued interest receivable	1,326,290	1,478,442
Other real estate owned	1,005,100	795,054
Goodwill	2,807,842	2,807,842
Other assets	1,799,921	1,360,963

Total assets	$319,104,202	$326,263,850

LIABILITIES
Noninterest-bearing deposits	$40,760,792	$38,476,633
Savings and interest-bearing demand deposits	99,721,085	106,727,807
Time deposits	111,572,284	114,363,000

Total deposits	$252,054,161	$259,567,440

Federal Funds purchased and securities sold under repurchase agreements	7,782,680	8,365,313
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	1,760,404	1,258,234
Commitments and contingencies	—	—

Total liabilities	$291,597,245	$299,190,987

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,377,302 and 2,363,917 shares, respectively)	$11,886,508	$11,819,583
Additional paid-in capital	4,745,040	4,643,827
Retained Earnings	11,082,454	10,959,793
Accumulated other comprehensive (loss), net	(207,045)	(350,340)

Total shareholders’ equity	$27,506,957	$27,072,863

Total liabilities and shareholders’ equity	$319,104,202	$326,263,850

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter ended September 30, 2008	Quarter ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
INTEREST INCOME
Loans, including fees	$4,078,488	$4,528,555	$12,604,232	$13,261,976
Securities:
Taxable	202,597	285,301	701,193	741,408
Tax-exempt	191,879	174,349	580,472	546,637
Federal funds sold	51,814	116,467	189,413	183,382

Total interest income	4,524,778	5,104,672	14,075,310	14,733,403

INTEREST EXPENSE
Deposits	1,479,468	1,972,760	4,922,613	5,482,513
Fed funds purchased	77	295	334	35,746
Securities sold under repurchase agreements	14,813	66,207	66,823	171,118
Federal Home Loan Bank advances	351,792	349,793	1,041,772	952,631

Total interest expense	1,846,150	2,389,055	6,031,542	6,642,008

Net interest income	2,678,628	2,715,617	8,043,768	8,091,395
Provision for loan losses	75,000	75,000	152,238	225,000

Net interest income after provision for loan losses	2,603,628	2,640,617	7,891,530	7,866,395

NON-INTEREST INCOME
Income from fiduciary activities	166,466	195,404	496,356	528,669
Service charges and fees on deposit accounts	166,092	186,093	503,892	554,179
Other service charges and fees	446,563	397,284	1,258,983	1,044,460
Secondary market lending fees	8,376	36,727	106,065	144,271
Losses on other real estate owned	(548)	—	(51,556)	—
Securities gains	541	—	34,261	—
Net (losses) on other investments	—	—	(79,995)	—
Other income	21,500	21,055	35,990	23,593

Total non-interest income	808,990	836,563	2,303,996	2,295,172

NON-INTEREST EXPENSES
Salaries and employee benefits	1,418,431	1,501,635	4,417,612	4,491,906
Occupancy expense	450,715	443,529	1,283,476	1,345,664
Bank franchise tax	51,792	46,361	155,370	139,083
Visa expense	238,372	175,084	561,800	447,307
Telephone expense	43,910	48,661	140,894	143,497
Other expenses	560,103	515,658	1,837,762	1,761,635

Total non-interest expenses	2,763,323	2,730,928	8,396,914	8,329,092

Net income before income taxes	649,295	746,252	1,798,612	1,832,475
Income tax expense	154,504	204,863	434,095	470,230

Net income	$494,791	$541,389	$1,364,517	$1,362,245

Basic Earnings Per Share
Average basic shares outstanding	2,373,175	2,367,356	2,368,310	2,369,742
Earnings per share, basic	$0.21	$0.23	$0.58	$0.57

Diluted Earnings Per Share
Average diluted shares outstanding	2,373,175	2,366,938	2,368,310	2,375,060
Earnings per share, diluted	$0.21	$0.23	$0.58	$0.57

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2007	$11,873,633	$4,722,592	$10,726,121	$(954,462)	$26,367,884
Comprehensive Income:
Net Income	—	—	1,362,245	—	1,362,245
Changes in unrealized holding gains on securities arising during the period, net of taxes of $15,684				30,446	30,446

Total comprehensive income					1,392,691
Cash dividends paid — $0.495 per share	—	—	(1,172,690)	—	(1,172,690)
Stock repurchases	(53,000)	(100,895)	—	—	(153,895)
Stock-based compensation		35,174			35,174
Sale of common stock:
Stock Options exercised	9,450	(2,050)	—	—	7,400

Balance at September 30, 2007	$11,830,083	$4,654,821	$10,915,676	$(924,016)	$26,476,564

Balance at January 1, 2008	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863
Comprehensive Income:
Net Income	—	—	1,364,517	—	1,364,517
Changes in unrealized holding gains on securities arising during the period, net of taxes of $85,467				165,907	165,907
Reclassification adjustment for securities gains included in net income, net of taxes of ($11,649)				(22,612)	(22,612)

Total comprehensive income					1,507,812
Effects of changing the pension plan measurement date pursuant to FAS158, net of tax benefit of ($17,731)			(34,419)		(34,419)
Cash dividends paid — $0.51 per share	—	—	(1,207,437)	—	(1,207,437)
Stock repurchases	(37,630)	(47,880)	—	—	(85,510)
Stock-based compensation		20,857			20,857
Sale of common stock:
Dividends Reinvested	104,555	128,236	—	—	232,791

Balance at September 30, 2008	$11,886,508	$4,745,040	$11,082,454	$(207,045)	$27,506,957

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Nine months ended	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities
Net Income	$1,364,517	$1,362,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	624,965	755,807
Net amortization and accretion of securities	9,058	9,284
Loss on sale of fixed assets	—	8,938
Provision for loan losses	152,238	225,000
Stock-based compensation	20,857	35,174
Deferred income taxes	—	7,586
Net securities gains	(34,261)	—
Loss on sale of other real estate	51,556	3,774
Net loss on other investments	79,995	—
Increase in accrued income and other assets	(351,221)	(293,714)
Increase in other liabilities	428,351	104,638

Net cash provided by operating activities	$2,346,055	$2,218,732

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	2,695,495	2,371,370
Proceeds from sales of available-for-sale securities	13,645,800	340,400
Purchases of available-for-sale securities	(8,887,987)	(8,020,537)
(Increase) / decrease in interest bearing deposits in other banks	10,994	(234,912)
Increase in federal funds sold	(5,763,388)	(2,904,131)
(Loan originations) and principal collections, net	6,390,622	(11,592,911)
Proceeds from sale of other real estate	368,565	—
Purchases of premises and equipment	(2,066,610)	(1,097,308)

Net cash provided by (used in) investing activities	$6,393,491	$(21,138,029)

Cash Flows From Financing Activities
Decrease in demand, savings, and other interest-bearing deposits	(4,722,563)	(642,592)
Net increase / (decrease) in time deposits	(2,790,716)	13,363,765
Net increase / (decrease) in securities sold under repurchase agreements and federal funds purchased	(582,633)	872,523
Increase in FHLB advances	—	5,000,000
Proceeds from issuance of common stock	232,791	7,400
Dividends paid	(1,207,437)	(1,172,690)
Repurchase of common stock	(85,510)	(153,895)

Net cash provided by (used in) financing activities	$(9,156,067)	$17,274,511

Net decrease in cash and due from banks	(416,521)	(1,644,786)
Cash and due from banks at beginning of period	5,015,762	6,320,951

Cash and due from banks at end of period	$4,599,241	$4,676,165

Supplemental Schedule of Noncash Investing and Financing Activities:
Interest paid	$6,131,923	$6,587,882

Income taxes paid	428,060	309,889

Unrealized gain/(loss) on investment securities	217,113	46,130

Change in pension measurement date	52,150	—

Loans transferred to other real estate owned	630,167	(250,920)

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

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at September 30, 2008, and December 31, 2007, follow:

Available-for-sale securities September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(unaudited)
U.S. Government agencies	$1,627,581	$1,727	$(11,766)	$1,617,542
State and municipal obligations	32,238,566	405,984	(120,011)	32,524,539
Restricted securities	2,254,100	—	—	2,254,100

	$36,120,247	$407,711	$(131,777)	$36,396,181

Available-for-sale securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$7,771,753	$30,048	$(13,066)	$7,788,735
State and municipal obligations	33,564,201	201,435	(159,597)	33,606,039
Restricted securities	2,223,400	—	—	2,223,400

	$43,559,354	$231,483	$(172,663)	$43,618,174

Held-to-maturity securities September 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(unaudited)
State and municipal obligations	$482,373	$577	$—	$482,950

Held-to-maturity securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$471,371	$—	$(5,475)	$465,896

Securities with a market value of $9.2 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2008. The market value of pledged securities at year-end 2007 was $11.8 million.

Securities in an unrealized loss position at September 30, 2008 and December 31, 2007, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management has the intent and demonstrated ability to hold securities to scheduled maturity or call dates. Bonds with unrealized loss positions at September 30, 2008 included 3 federal agency and 19 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
September 30, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(unaudited)
U.S. Government agencies	$1,489,095	$7,280	$57,336	$4,486	$1,546,431	$11,766
States and municipal obligations	5,839,117	120,011	—	—	5,839,117	120,011

Total temporarily impaired securities	$7,328,212	$127,291	$57,336	$4,486	$7,385,548	$131,777

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$2,557,235	$13,066	$2,557,235	$13,066
States and municipal obligations	3,255,691	39,393	8,627,762	125,679	11,883,453	165,072

Total temporarily impaired securities	$3,255,691	$39,393	$11,184,997	$138,745	$14,440,688	$178,138

Note 3: Loans

The components of loans were as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Mortgage loans on real estate:
Construction	$38,058,901	$45,697,838
Secured by farmland	82,075	87,206
Secured by 1-4 family residential	141,341,610	144,820,937
Other real estate loans	45,140,199	40,975,279
Commercial and industrial loans (not secured by real estate)	14,610,958	18,253,801
Consumer installment loans	8,292,278	9,423,071
All other loans	4,973,617	498,617
Net deferred loan costs and fees	831,334	755,331

Total loans	$253,330,972	$260,512,080
Allowance for loan losses	(2,339,163)	(2,347,244)

Loans, net	$250,991,809	$258,164,836

Loans upon which the accrual of interest has been discontinued totaled $3.5 million as of September 30, 2008, and $1.3 million as of December 31, 2007.

Note 4: Allowance for Loan Losses

	September 30, 2008	December 31, 2007	September 30, 2007
	(unaudited)		(unaudited)
Balance, beginning of year	$2,347,244	$2,235,544	$2,235,544
Provision for loan losses	152,238	298,299	225,000
Recoveries	8,759	23,993	23,200
Loans charged off	(169,078)	(210,592)	(166,256)

Balance, end of year	$2,339,163	$2,347,244	$2,317,488

Information about impaired loans is as follows: for the nine months and twelve months ended:

	September 30, 2008	December 31, 2007
	(unaudited)
Impaired loans for which an allowance has been provided	$2,286,345	$2,185,721
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$2,286,345	$2,185,721

Allowance provided for impaired loans, included in the allowance for loan losses	$873,212	$1,028,892

Average balance impaired loans	$2,545,487	$3,115,848

Interest income recognized (collected $75,886 and $113,255, respectively)	$70,956	$112,912

At September 30, 2008 and December 31, 2007, non-accrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, totaled $2,481,428 and $1,190,000, respectively. If interest on these loans had been accrued, such income would have approximated $86,325 during the nine months ended September 30, 2008 and $45,713 during the year ended December 31, 2007.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended (unaudited)				Nine Months Ended (unaudited)
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,373,175	$0.21	2,367,356	$0.23	2,368,310	$0.58	2,369,742	$0.57

Effect of dilutive securities:

Stock options	—		(418)		.		5,318

Diluted earnings per share	2,373,175	$0.21	2,366,938	$0.23	2,368,310	$0.58	2,375,060	$0.57

As of September 30, 2008 and 2007, options on 176,414 shares and 134,496 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $20,857during the first nine months of 2008. As of September 30, 2008, there was $7,809 of unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 40,500 options granted and no options exercised during the nine month period ended September 30, 2008.

Stock option plan activity for the nine months ended September 30, 2008 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1	194,161	$15.38	5.7
Granted	40,500	$12.05
Forfeited	(47,349)	$15.23
Exercised	—
Expired	(10,898)	$13.89

Options outstanding, September 30	176,414	$14.75	6.0	$—

Options exercisable, September 30	143,414	$15.38	5.2	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on changes in the market value of the Company’s stock. At September 30, 2008, the exercise price of all options outstanding exceeded the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at September 30, 2008 and December 31, 2007, as reflected on the consolidated balance sheets was $2,807,842. In accordance with SFAS Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets, management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually, and there was no impairment in 2008 or 2007.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
Nine months ended September 30,	2008	2007	2008	2007
Service cost	$235,319	$232,687	$14,167	$13,862
Interest cost	186,502	171,122	20,498	22,764
Expected return on plan assets	(280,537)	(194,994)	—	—
Amortization of unrecognized prior service cost	12,279	12,279	—	—
Amortization of unrecognized net loss	2,887	28,094	92	4,159
Amortization of transition obligation	—	—	2,185	2,185

Net periodic benefit cost	$156,450	$249,188	$36,942	$42,970

Employer Contributions

The Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, that it expected to contribute $314,109 to its pension plan and $17,519 to its post-retirement benefit plan in 2008. The Company has made the pension plan contribution in full and has contributed $8,665 toward the post-retirement plan during the first nine months of 2008.

Note 9: FHLB Advances

On September 30, 2008, the Bank had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate any of the advances on any quarterly payment date.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans totaling approximately $73 million. Remaining available credit is $34 million.

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

Loans held for sale. Loans held for sale are required to be measured at the lower of cost or fair value. Under SFAS No. 157, market value is to represent fair value. Management obtains quotes or bids on all or part of these loans directly from the purchasing financial institutions. Premiums received or to be received on the quotes or bids are indicative of the fact that cost is lower than fair value. At September 30, 2008, the Company held $563 thousand of loans available for sale.

Impaired loans. SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. For more information, refer to Note 4.

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

EXECUTIVE SUMMARY

Everyone is concerned about the financial ‘crisis’ that seemed to peak in September. The U.S. economy appears to be in the beginning of a recession. Stock markets around the world experienced significant declines in October. Banks all over the U.S. are pouring through the details of the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program to determine if they want to participate. These are confusing times. Be comforted in the knowledge that the vast majority of banks are ‘well-capitalized,’ safe, and sound. Community banks have typically not participated in financial fads, and never stopped lending. This includes your Company, Bay Banks of Virginia, Inc., and your Company’s sole bank subsidiary, the Bank of Lancaster. It has always been management’s philosophy to plan long term for our customers and investors, rather than allowing short to intermediate term influences to alter the Company’s steady and measured growth policy. This has insulated us from the majority of the turmoil.

The Bank holds no Fannie Mae or Freddie Mac preferred stock, and therefore will not suffer from related earnings write-downs.

Management is continually evaluating risks, including that of a recession. Commercial lending is likely to decline, not necessarily because credit is not available, but because business is slowing. Consumers will cut back on spending. Mortgage originations are already down. The Bank’s loan portfolio has declined since December 31, 2007. This did not mean we were not making loans, but simply that normal levels of payoffs exceeded loan originations. Therefore, we determined that some decline in deposit levels would be acceptable, as the funds were not needed for loan growth.

However, the loan portfolio has been growing since June. This is a positive sign. In September, management completed a new strategic plan which is generating excitement throughout the Company. Interest margins will be a challenge in these economic times, especially since the Federal Open Market Committee has cut the Fed Funds target rate by 325 basis points (3.25 percentage points) during 2008, but reduced margins can be offset by increases in volume. This is why your Company will not abandon its growth plans.

In continuing our tradition of steady and measured growth, the Bank has opened its 8th branch office in Burgess, Virginia, in June, and has broken ground for its 9th branch office in Colonial Beach, Virginia.

Important elements of the Company’s financial position have improved in the midst of the turmoil. Regulatory capital ratios are higher, liquidity is higher, and the allowance for loan losses as a percentage of loans has increased. Credit from correspondent banks remains available and unchanged.

Challenges remain. Although interest income is down in 2008, due to both reduced rates and reduced volume, net interest income has been maintained through reductions in interest expense. However, reductions in the prime rate in October have the potential to reduce interest income further than reductions in interest expense can compensate.

Levels of non-performing loans have increased, but not to the extent experienced by many other financial institutions. We believe these levels are lower relative to our peers because of our rigorous lending guidelines and controls. We work diligently and conscientiously with every customer who faces repayment challenges. We recognize that foreclosure is a last resort. However, given the level of economic turmoil our country is currently experiencing, and a banking industry trend to increase loan loss reserves to levels higher than accounting standards might indicate, management is currently considering increasing the Bank’s provision for loan losses.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

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

EARNINGS SUMMATION

For the nine months ended September 30, 2008, net income was $1.4 million, an increase of 0.2% over the similar period in 2007. Diluted earnings per average share for the nine months ended September 30, 2008 were $0.58 as compared to $0.57 for the nine months ended September 30, 2007. Annualized return on average assets was 0.6% for both nine-month periods ended September 30, 2008 and 2007. Annualized return on average equity was 6.7% for the nine months ended September 30, 2008, down from 6.9% for the similar period ended September 30, 2007.

For the quarter ended September 30, 2008, net income was $494,791, or $0.21 per share. Compared to the prior quarter ended June 30, 2008, this is an improvement from $384,113, and $0.16 per share. Compared to the quarter ended September 30, 2007, net income was higher at $541,389, or $0.23 per share.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the nine months ended September 30, 2008 was $8.0 million, a negligible decrease of 0.6% compared to the nine months ended September 30, 2007. Net interest income after the provision for loan losses is up 0.3% for the same period comparison as a result of the reduced provision for loan losses.

Although interest income declined by $658 thousand for the year-to-date period ended September 30, 2008 compared to the same period in 2007, decreases in interest expense of $610 thousand for the same period comparison nearly mitigated the decrease in interest income, leaving net interest income (before the provision for loan losses) down only $48 thousand. The $658 thousand decrease in interest income was driven mainly by reduced loan yields, a result of reductions in the Wall Street Prime Rate, which affects variable-rate loans. Increases in average loan balances were not sufficient to overcome these reduced rates. The $610 thousand decrease in interest expense was primarily due to reductions in rates on checking and savings accounts.

Bay Banks of Virginia, Inc.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis)	Nine months ended September 30, 2008			Nine months ended September 30, 2007
(Dollars in thousands)	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	$18,141	$689	5.06%	$20,022	$732	4.87%
Tax-exempt investments (1)	20,838	879	5.62%	19,558	828	5.65%

Total Investments	38,979	1,568	5.36%	39,580	1,560	5.26%

Gross loans (2)	253,071	12,604	6.64%	251,203	13,262	7.04%
Interest-bearing deposits in other banks	368	12	4.35%	198	9	5.50%
Federal funds sold	12,115	189	2.08%	4,617	183	5.20%

TOTAL INTEREST EARNING ASSETS	$304,533	$14,373	6.29%	$295,598	$15,014	6.77%

INTEREST-BEARING LIABILITIES:
Savings deposits	$56,350	$888	2.10%	$54,855	$1,279	3.11%
NOW deposits	33,994	194	0.76%	37,605	296	1.05%
Time deposits >= $100,000	45,938	1,512	4.39%	39,532	1,399	4.72%
Time deposits < $100,000	63,919	1,995	4.16%	64,502	2,143	4.43%
Money market deposit accounts	18,524	334	2.40%	16,182	365	3.01%

Total interest bearing deposits	$218,725	$4,923	3.00%	$212,676	$5,482	3.44%

Federal funds purchased	42	—	1.07%	855	36	5.57%

Securities sold to repurchase and federal funds purchased	7,188	67	1.24%	5,685	171	4.01%
FHLB advances	30,000	1,042	4.63%	27,491	953	4.62%

TOTAL INTEREST-BEARING LIABILITIES	$255,955	$6,032	3.14%	$246,707	$6,642	3.59%

Net interest income/yield on earning assets		$8,341	3.65%		$8,372	3.78%
Net interest rate spread			3.15%			3.18%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes Visa Program & nonaccrual loans.

The annualized net interest margin was 3.65% for the nine months ended September 30, 2008, compared to 3.78% for the same period in 2007. The main reason for this decline is reductions in the Wall Street Prime rate, as mentioned earlier. Although reductions in the federal funds target rate have provided some relief by allowing the Bank to reduce the cost of deposits, the cost of funds has not declined as much as the yield on earning assets.

Average interest-earning assets increased 3.0% to $305 million for the nine months ended September 30, 2008 as compared to $296 million for the nine months ended September 30, 2007. Average interest-earning assets as a percent of total average assets was 94.0% for the nine months ended September 30, 2008 as compared to 93.7% for the comparable period of 2007. As shown above, for the nine months ended September 30, 2008, the loan portfolio with $253.1 million is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 3.7% to $256.0 million for the nine months ended September 30, 2008, as compared to $246.7 million for the nine months ended September 30, 2007. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $109.8 million for the nine months ended September 30, 2008.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, was 3.15% for the nine months ended September 30, 2008 and 3.18% for the same period in 2007.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2008, federal funds sold totaled $7.2 million and securities maturing in one year or less totaled $9.4 million, for a total pool of $37.9 million. The liquidity ratio as of September 30, 2008 was 12.9% as compared to 11.3% as of December 31, 2007. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. Recently, to provide an additional cushion in these uncertain times, management has chosen to hold funds received from maturing securities in cash instead of reinvesting those funds in new securities. In addition, as noted earlier, the Company has a line of credit with the FHLB worth $64 million, plus federal funds lines with several correspondent banks.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CAPITAL RESOURCES

From December 31, 2007 to September 30, 2008, total shareholders’ equity increased to $27.5 million from $27.1 million or 1.2%. Several factors impact shareholder’s equity, including the Company’s commitment to returning earnings to its shareholders through dividends while meeting regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive loss was $27.7 million on September 30, 2008 compared to $27.4 million on December 31, 2007. Accumulated other comprehensive loss decreased by $143 thousand between December 31, 2007 and September 30, 2008, a result of unrealized gains in the investment portfolio.

Book value per share, basic, on September 30, 2008, compared to September 30, 2007, increased to $11.57 from $11.19, or 3.4%. Book value per share, basic, before accumulated comprehensive loss on September 30, 2008, compared to December 31, 2007, increased to $11.66 from $11.60. Cash dividends paid for the nine months ended September 30, 2008, were $0.51 per share, compared to $0.495 per share, for the comparable period ended September 30, 2007, an increase of 3.0%. Of the 5,000,000 common shares authorized, 2,377,302 are outstanding.

The Company began a share repurchase program in August of 1999 and has continued the program into 2008. Repurchases of shares reduced equity by $86 thousand during the first nine months of 2008, compared to $154 thousand during the comparable period in 2007.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of September 30, 2008, the Bank maintained Tier 1 capital of $23.7 million, net risk weighted assets of $241.2 million, and Tier 2 capital of $2.3 million. On September 30, 2008, the Tier 1 capital to risk weighted assets ratio was 9.8%, the total capital ratio was 10.8%, and the Tier 1 leverage ratio was 7.5%.

FINANCIAL CONDITION

Total assets decreased by 2.2% to $319.1 million during the nine months ended September 30, 2008. Cash and cash equivalents, which produce no income, decreased to $4.6 million on September 30, 2008, from $5.0 million at year-end 2007.

During the nine months ended September 30, 2008, gross loans decreased by $7.2 million or 2.8%, to $253.3 million from $260.5 million at year-end 2007. The largest component of this decrease was real estate mortgage loans secured by 1-4 family residential collateral, with a 2.4% decline to $141.3 million.

During the nine months ended September 30, 2008, the Company charged off loans totaling $160 thousand, net of recoveries. For the comparable period in 2007, total loans charged off were $143 thousand, net of recoveries. The Company maintained $1.0 million of other real estate owned (“OREO”) as of September 30, 2008, compared to $795 thousand at year-end 2007. All properties maintained as OREO are actively marketed.

The provision for loan losses amounted to $152 thousand through the nine months ended September 30, 2008, compared to $225 thousand for the first nine months of 2007. The allowance for loan losses, as a percentage of total loans, was 0.92% at September 30, 2008, compared to 0.90% at December 31, 2007. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the necessary provision. As part of the third quarter 2008 analysis, the factors which reflect changes in the local economy and increases in nonaccrual and impaired loans were increased. Combined with the reduction in total loan balances and decreases in specific reserves from December 31, 2007, these factor changes contributed to the increased allowance ratio.

As of September 30, 2008, $2.3 million of loans were considered impaired, of which $1.0 million were on non-accrual status. There were $1.3 million of loans on non-accrual status as of year-end 2007. Impaired loans are identified based on SFAS No. 114. Specific reserves established on impaired loans declined by $156 thousand from December 31, 2007

Loans still accruing interest but delinquent for 90 days or more were $538 thousand on September 30, 2008, as compared to $1.1 million on December 31, 2007. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of September 30, 2008, securities available for sale at market value totaled $36.4 million as compared to $43.6 million on December 31, 2007. This represents a net decrease of $7.2 million or 16.6% for the nine months. Securities classified as held-to-maturity at book value were $482 thousand as of September 30, 2008, compared to $471 thousand at December 31, 2007. As of September 30, 2008, the investment portfolio represented 11.6% of total assets and 12.4% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the unrealized losses to be other than temporarily impaired.

As of September 30, 2008, total deposits were $252.1 million compared to $259.6 million at year-end 2007. This represents a decrease in balances of $7.5 million or 2.9% during the nine months. Components of this decrease include savings and interest-bearing demand deposits with a 6.6% decrease to $99.7 million. However, noninterest-bearing deposits increased by 5.9% to $40.8 million and time deposits decreased 2.4% increase to $111.6 million.

On June 4, 2008, the Bank opened a new branch office in Burgess, Northumberland County, Virginia. This is the Bank’s 8th retail office and a strategic extension of its market into the financially attractive eastern region of that county.

The Bank has also received approval to establish a retail office in Colonial Beach, Virginia. Purchase of land for this office was completed in the third quarter, and ground has been broken. Colonial Beach is an incorporated town within Westmoreland County. This will be the Bank’s 9th banking office and the 2nd in Westmoreland County, another strategic extension of its market to that county’s western end. Management anticipates this branch will open in the first quarter of 2009.

These new offices will result in increases to depreciation and related expense. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits well in excess of costs over time, and are essential to the continued growth of the Company. A well-trained and motivated staff will be present in each office to establish the same long-term personal relationships provided to current customers.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2008 and 2007 each totaled $2.3 million. This is remarkable given two one-time losses which totaled $169 thousand in the second quarter. First, the sale of one OREO property generated a loss of $51 thousand. Second, due to the sale of Bankers Investment Group to Infinex, the Bank’s investment in that entity suffered a loss of $118 thousand. Due to the sale of Bankers Title of Fredericksburg to Bankers Title of Shenandoah, the Bank’s investment in that entity enjoyed a gain of $38 thousand, which mitigated some of the above-mentioned losses. Gains of $34 thousand on the sale of securities also helped mitigate those losses. Other noteworthy elements of non-interest income include fee income generated by the Bank’s Investment Advantage program, which increased by 30% to $336 thousand for the first nine months of 2008, compared to $259 thousand for the similar period in 2007. Visa® income was $678 thousand for the first nine months of 2008, as compared to $568 thousand for the same period in 2007, an increase of 19%.

Non-interest income of $808,990 for the quarter ended September 30, 2008, is down from $836,563 for the quarter ended September 30, 2007. Declines in income from fiduciary activities, service charges and fees on deposit accounts, and secondary market lending fees were partially mitigated by increases in other service charges and fees. The increases in other service charges and fees were due mainly to Visa income, which increased to $287 thousand in the quarter ended September 30, 2008 from $216 thousand in the quarter ended September 30, 2007. Income from Investment Advantage was down to $79 thousand from $105 thousand for the same quarters.

The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRA’s, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned, and explains the quarterly and year-to-date declines shown in the Consolidated Statement of Earnings.

Management continues to explore methods of increasing non-interest income. Continued expansion of fiduciary services, diversification of business lines, and expansion of fee-based services provided to bank customers are among the areas under regular review.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2008, non-interest expenses were $8.4 million, an increase of 0.8% compared to the same period in 2007. The largest components of non-interest expense are salaries and benefits, and occupancy expense. For the nine months ended September 30, 2008, compared to the same period in 2007, management has reduced salary and benefit expense by 1.7%. Similarly, occupancy expense has been reduced by 4.6% to $1.3 million from $1.4 million. This reduction in occupancy expense positions the Company well for expected increases related to the two new retail offices described earlier.

Other expenses include bank franchise taxes which totaled $155 thousand through nine months of 2008 and $139 thousand for the same period in 2007; expenses related to the Visa® program which were $562 thousand through nine months of 2008 and $447 thousand through nine months of 2007; telephone expenses which were $141 thousand for the current period and $143 thousand through nine months of 2007; and other operating expenses which totaled $1.8 million for the current period as well as for the nine months ended September 30, 2007. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

For the quarter ended September 30, 2008, non-interest expense increased to $2.8 million from $2.7 million in the quarter ended September 30, 2007, or 1.2%. Although most categories increased when the above-mentioned quarters are compared, reductions in salaries and benefits expenses nearly mitigated them. Bank franchise tax expense was $51,792 and Visa program expenses were $238,372, for the quarter ended September 30, 2008, both of which were up compared to the same quarter in 2007. However, the Visa program continues to make a net positive contribution to the Company’s net income, which increased to $113,339 for the nine months ended September 30, 2008, an increase of 6.3% over the same period in 2007

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the implementation of FSP 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Bank Company does not expect the implementation of FSP APB 14-1 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of September 30, 2008.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The status of the Company’s stock repurchase program is shown in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2008	—	$—	—	80,812
August, 2008	700	$10.79	700	80,112
September ,2008	3,410	$10.31	3,410	76,702

Total	4,110	$10.39	4,110

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc. (Registrant)

November 13, 2008	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer (Principal Financial Officer)