Form 10-K
period 2008-12-31
BAY BANKS OF VIRGINIA INC
filed 2009-03-24
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2008, based on the closing sale price of the registrant’s common stock on June 30, 2008, was $27,889,459.

The number of shares outstanding of the registrant’s common stock as of March 18, 2009 was 2,387,272.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2009 are incorporated by reference into Part III of this Form 10-K.

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

The Bank is a state-chartered bank and a member of the Federal Reserve System. The Bank services individual and commercial customers, the majority of which are in the Northern Neck of Virginia, by providing a full range of banking and related financial services, including checking, savings, other depository services, commercial and industrial loans, residential and commercial mortgages, home equity loans, consumer installment loans, investment brokerage services, insurance, credit cards, and internet banking.

The Bank has two offices located in Kilmarnock, Virginia, and one office each in White Stone, Warsaw, Montross, Heathsville, Callao, Burgess, and Colonial Beach, Virginia. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank opened for business in 1930 and has partnered with the community to ensure responsible growth and development since that time.

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

The Company’s marketplace is situated on the “Northern Neck” peninsula of Virginia, plus Middlesex County. The “Northern Neck” includes the counties of Lancaster, Northumberland, Richmond, and Westmoreland. Smaller, retired households with relatively high per capita incomes dominate the Company’s primary trading area. Growth in households, employment, and retail sales has slowed, causing a slowdown in growth of the local economy. Health care, tourism, and related services are the major employment sectors in the “Northern Neck.”

The Company had total assets of $318.0 million, deposits of $251.0 million, and shareholders equity of $26.3 million as of December 31, 2008. Its headquarters are located in Kilmarnock, Virginia and its telephone number is 804-435-1171 or 800-435-1140. The website is www.baybanks.com.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of financial services to its customers in its market area. These products and services are summarized as follows.

Real Estate Lending. The Bank’s real estate loan portfolio is the largest segment of the loan portfolio. The majority of the Bank’s real estate loans are adjustable rate mortgages on one-to-four family residential properties. These mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank underwrites residential mortgages as the marketplace allows. Home equity lines of credit are also offered. Construction loans with a twelve-month term are another component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These loans are typically written at a maximum of 80% loan to value and either vary with the prime rate of interest, or adjust in one, three, or five year terms.

The Company also offers secondary market loan origination. Through the Bank, customers may apply for a home mortgage that will be underwritten in accordance with the guidelines of either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Corporation (“FNMA”). These loans are then sold into the secondary market on a loan-by-loan basis. The Bank earns origination fees through offering this service.

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

Business Development. The Bank offers several services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, internet banking, telephone banking, remote deposit, and a full line of commercial lending options. The Bank also offers Small Business Administration loan products to include the 504 Program, which provides long term funding for commercial real estate and long-lived equipment. This allows commercial customers to apply for favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in a land title insurance agency, Bankers Title of Shenandoah, and an investment and insurance services company, Infinex Investments Inc. Bankers Title of Shenandoah sells title insurance to mortgage loan customers, including customers of the Bank of Lancaster and the other financial institutions that have an ownership interest in the agency. Infinex Investments Inc. provides the Bank’s non-deposit products department with insurance and investment products for marketing within the Bank’s primary marketing area.

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

The Company owns 100% of the stock of the Bank of Lancaster. The Bank is prohibited by the Federal Reserve from holding or purchasing its own shares except in limited circumstances. Further, the Bank is subject to certain requirements as imposed by state banking statutes and regulations. The Bank is limited by the Federal Reserve regarding what dividends it can pay the Company. Any dividend in excess of the total of the Bank’s net profit for that year plus retained earnings from the prior two years must be approved by the proper regulatory agencies. Further, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), insured depository institutions are prohibited from making capital distributions, if, after making such distributions, the institution would become “undercapitalized” as defined by regulation. Based upon the Bank’s current financial position, it is not anticipated that this statute will impact the continued operation of the Bank. Similarly, the Company’s dividend payments to shareholders are limited to earnings for the current and prior two years, unless approved by its regulator.

As a bank holding company, Bay Banks of Virginia is required to file with the Federal Reserve an annual report and such additional information as it may require pursuant to the Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Company and any or all of its subsidiaries.

CAPITAL REQUIREMENTS

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The Tier 1 and total capital to risk-weighted asset ratios of the Company as of December 31, 2008 were 10.50% and 11.56%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to average risk-weighted assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2008, was 8.00%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

DEPOSIT INSURANCE

The FDIC insures the deposits of the Bank up to the limits set forth under applicable law. On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. The new law merged the old Bank Insurance Fund and Savings Association Insurance Fund into the single Deposit Insurance Fund (the “DIF”), increased deposit insurance coverage for IRAs to $250,000, provided for the further increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorized the FDIC to set the reserve ratio of the DIF at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios.

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the DIF. Under this risk-based assessment system, which became effective in the beginning of 2007, the FDIC will evaluate each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if any. The rate for the Bank was 7cents for every $100 of domestic deposits in 2008.

Applied to the Bank’s assessment base of approximately $260 million in deposits in 2007, these regulations translated to an annual deposit premium of approximately $182,000. Most banks, including Bank of Lancaster, have not been required to pay any deposit insurance premiums since 1995. As part of the reform, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, the Bank had assessments credits to initially offset all of its premiums in 2007. These assessment credits were recognized on a forward-going basis to reduce deposit premiums. These assessment credits were exhausted in the fourth quarter of 2008, resulting in higher general and administrative expenses of approximately $40,000 in 2008. Had there been no credits available, the Bank’s premium expense, at 7 cents per $100 of domestic deposits, would have totaled approximately $182,000 for the full year 2008.

However, the Bank’s premium, per $100 of domestic deposits, will be increasing from 7 cents to 14 cents with the FDIC’s June, 2009 invoice. This is a result of the Federal Deposit Reform Act of 2005, which requires the FDIC to increase premiums if the DIF balance falls below 1.15% of insurable domestic deposits. As a result, the Bank’s premium will increase to approximately $360,000 annually, or $270,000 in 2009.

Finally, as of this writing, the FDIC has announced a special one-time assessment of 20 cents per $100 of domestic deposits, to be included with their September 2009 invoices. This is a result of further deterioration in the DIF balance. The Bank is expecting this special assessment could cost us up to $150,000, in addition to the $270,000 noted above. Currently, the banking industry is working closely with the FDIC and legislators to find ways to migrate this excessive burden on banks who have otherwise navigated successfully through the ongoing economic challenges.

SAFETY AND SOUNDNESS REGULATIONS

The FDIC has adopted guidelines that establish standards for safety and soundness of banks. They are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund. If the FDIC determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or is not implemented, the agency must, by order, require the institution to correct the deficiency. The federal banking agencies have broad powers under current federal law to make prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized,” or “critically undercapitalized.” All such terms are defined under uniform regulation defining such capital levels issued by each of the federal banking agencies. The Bank is considered well capitalized and therefore not subject to these requirements.

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

EMERGENCY ECONOMIC STABILIZATION ACT OF 2008

In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, the Emergency Economic Stabilization Act of 2008 established the Troubled Asset relief Program (“TARP”), under which the U. S. Department of the Treasury (the “Treasury”) is authorized to purchase preferred stock from qualified financial institutions. The Company meets the requirements to be considered a qualified financial institution.

Under TARP, for organizations like the Company, the federal government’s purchase limitation is generally defined as 3% of risk-weighted assets. The terms of the preferred stock generally provide that (i) cumulative dividends will be paid at a rate of 5% for the first five years and 9% thereafter; (ii) any increase in the dividend rate paid on common stock during the first three years will require the consent of the Treasury; (iii) any repurchase of common stock will require the consent of the Treasury; (iv) conditions and limitations will be placed on executive compensation; and (v) the Treasury will receive warrants, with a term of 10 years, to purchase a number of shares of common stock having an aggregate market price equal to 15% of the preferred stock amount on the day of investment.

The Company considered participating in the Treasury’s capital purchase program, but determined that it was not in the Company’s best interest.

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

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2008.

Corporate Headquarters:	100 South Main Street, Kilmarnock, Virginia

Bank of Lancaster:	100 South Main Street, Kilmarnock, Virginia
708 Rappahannock Drive, White Stone, Virginia
432 North Main Street, Kilmarnock, Virginia
4935 Richmond Road, Warsaw, Virginia
15648 Kings Highway, Montross, Virginia
6941 Northumberland Highway, Heathsville, Virginia
18 Sandy Street, Callao, Virginia
23 West Church Street, Kilmarnock, Virginia
15104 Northumberland Highway, Burgess, Virginia (opened on June 4, 2008)
680 McKenney Boulevard, Colonial Beach, Virginia (opened on March 11, 2009)

Bay Trust Company:	1 North Main Street, Kilmarnock, Virginia

ITEM 3:	LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTC Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares. There were 2,387,272 shares of the Company’s stock outstanding at the close of business on December 31, 2008, which were held by 675 shareholders of record.

The following table summarizes the high and low closing sales prices and dividends declared for the two years ended December 31, 2008.

	Market Values
	2008		2007		Declared Dividends
	High	Low	High	Low	2008	2007
First Quarter	$14.50	$11.00	$14.99	$14.25	$0.17	$0.165
Second Quarter	13.00	10.55	15.25	13.90	0.17	0.165
Third Quarter	12.25	9.75	14.75	13.00	0.17	0.165
Fourth Quarter	10.25	6.65	14.00	12.15	0.17	0.17

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

The Company began a share repurchase program in August of 1999 and has continued it into 2008. Under the program, combined plans authorize the repurchase of 180,000 shares. Of the 76,702 shares remaining available for repurchase, the Company repurchased none during the fourth quarter of 2008.

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

EXECUTIVE SUMMARY

Interest margins remained one of management’s primary challenges in 2008. The Federal Open Market Committee began precipitously reducing the Fed funds target rate in the fourth quarter of 2007, and continued the reductions throughout 2008. This rate dropped 4.00 percentage points from December of 2007 to December of 2008. It now stands at an historic low of 0.00% to 0.25%. Throughout 2008, as loan rates decreased, reducing interest income, management was able to decrease deposit rates, reducing interest expense. This moderated the majority of net interest income for 2008 compared to 2007.

Another primary challenge in 2008 was lack of loan growth. Although the Bank originated millions of dollars in new loans each month, the level of originations was not sufficient to mitigate normal levels of loan prepayments and payoffs. Lack of loan growth meant increases in funding were not necessary. Therefore, management allowed deposit balances to shrink. This is the major reason that total assets declined.

However, the Company’s core capital level remained strong, resulting in improved regulatory capital ratios. Given the challenging economic environment, management believes these are prudent tactics. In the fourth quarter of 2008, the Company began experiencing the effects of what has become a lengthy economic recession through increases in its level of non-performing assets. More loans than usual are no longer providing interest income, and regrettably, a few foreclosures have been unavoidable. Although troublesome, these levels are no worse than our peers and loan losses have not exceeded historic levels.

In the non-interest expense area, management continues to control salaries and benefits expense by restructuring responsibilities among existing employees as attrition occurs. Delays in capital expenditures, with their related depreciation expense, have been deferred for non-mission-critical projects.

However, management is not sacrificing future growth for present challenges. Investments made in technology and the Bank’s two new branch offices position the Company to take advantage of growth potential when the economy improves.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Historical loss factors are one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact those transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in the Bank’s loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

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

OVERVIEW

2008 Compared to 2007

Bay Banks of Virginia, Inc. recorded earnings for 2008 of $1,541,278, or $0.65 per basic and diluted share, as compared to 2007 earnings of $1,808,602 and $0.76 per basic and diluted share. This is a decrease in net income of 14.8% as compared to 2007. Net interest income for 2008 decreased 1.7% to $10,562,777, as compared to $10,746,824 for 2007. Non-interest income for 2008, before net securities gains, was $3,051,127 as compared to 2007 non-interest income, before net securities gains, of $3,053,730, a negligible decrease of .01%. Non-interest expenses increased 1.7% to $11,241,061, as compared to 2007 non-interest expenses of $11,053,209.

Performance as measured by the Company’s return on average assets (“ROA”) was 0.5% for the year ended December 31, 2008 compared to 0.6% for 2007. Performance as measured by return on average equity (“ROE”) was 5.7% for the year ended December 31, 2008, compared to 6.8% for 2007.

Return on Equity & Assets

Years Ended December 31,	2008	2007
Net Income	$1,541,278	$1,808,602
Average Total Assets	$321,593,677	$318,611,401
Return on Assets	0.5%	0.6%

Average Equity	$27,111,048	$26,406,060
Return on Equity	5.7%	6.8%

Dividends declared per share	$0.680	$0.665
Average Shares Outstanding	2,371,006	2,368,611
Average Diluted Shares Outstanding	2,371,006	2,370,045
Net Income per Share	$0.65	$0.76
Net Income per Diluted Share	$0.65	$0.76
Dividend Payout Ratio	104.6%	87.1%
Average Equity to Assets Ratio	8.4%	8.3%

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

Net interest income, on a fully tax equivalent basis, which reflects the tax benefits of nontaxable interest income, was $11.0 million in 2008 and $11.1 million in 2007, a negligible decrease.

The Company’s net interest margin decreased to 3.63% for 2008 as compared to 3.73% for 2007. The yield on earning assets decreased to 6.19% for 2008 as compared to 6.75% for 2007. The cost of interest-bearing liabilities decreased to 3.05% for 2008 as compared to 3.61% for 2007. Average earning assets increased to $302.0 million for 2008 as compared to $298.5 million for 2007. Average interest bearing liabilities increased to $254.1 million in 2008 as compared to $249.5 million in 2007.

(Fully taxable equivalent basis)	Average Balances, Income and Expense, Yields and Rates
Years ended December 31,	2008			2007
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
INTEREST EARNING ASSETS:
Taxable Investments	$17,507	$851	4.86%	$21,042	$1,037	4.93%
Tax-Exempt Investments (1)	20,729	1,148	5.54%	19,697	1,114	5.65%

Total Investments	38,236	1,999	5.23%	40,739	2,151	5.28%

Gross Loans (2)	252,995	16,485	6.52%	252,925	17,745	7.02%
Interest-bearing Deposits	405	16	3.95%	260	15	5.77%
Federal Funds Sold	10,318	199	1.93%	4,589	228	4.97%

Total Interest Earning Assets	$301,954	$18,699	6.19%	$298,513	$20,139	6.75%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$49,503	$863	1.74%	$54,374	$1,656	3.05%
NOW Deposits	33,731	246	0.73%	37,105	394	1.06%
Time Deposits => $100,000	46,975	2,010	4.28%	41,213	1,966	4.77%
Time Deposits < $100,000	67,908	2,742	4.04%	65,044	2,904	4.46%
Money Market Deposit Accounts	18,030	419	2.32%	17,079	525	3.07%

Total Deposits	$216,147	$6,280	2.91%	$214,815	$7,445	3.47%

Federal Funds Purchased	$45	$—	0.00%	$642	$36	5.61%
Securities Sold Under Repurchase Agreements	7,866	75	0.95%	5,982	228	3.81%
FHLB Advances	30,000	1,392	4.64%	28,105	1,306	4.65%

Total Interest-Bearing Liabilities	$254,058	$7,747	3.05%	$249,544	$9,015	3.61%

Net Yield on Earning Assets		$10,952	3.63%		$11,124	3.73%

Notes:

(1)-Income and yield is tax-equivalent assuming a federal tax rate of 34%.

(2)-Includes Visa credit card program, nonaccrual loans, and fees.

From year-end 2007 to year-end 2008, average loan and deposit balances decreased 3.3. Loan balance decreases were primarily composed of commercial loans and construction loans secured by real estate. Decreases in deposits were mainly due to declines in savings and NOW account balances. The balance sheet is slightly asset sensitive, which management believes is favorable in the current rate environment.

Throughout 2007 and into 2008, in anticipation of falling rates, time deposits were taken on shorter maturities, allowing the Bank to renew these deposits at lower rates in 2008. This continues to reduce the cost of funds as these time deposits mature.

The marketplace experienced continued competition for deposits in 2008, especially for time deposits, preventing the Bank from reducing the rates more than shown above. The Bank continues to experience a shift in the mix of deposits from lower-rate savings and demand deposits to higher-rate time deposits, preventing faster reductions in the cost of interest-bearing liabilities.

On the asset side, adjustable-rate mortgages (“ARM’s”) are no longer re-pricing upward, preventing increases in interest income combined with historically low prime rates, commercial loans, with rates that vary with Prime, are contributing to the reduced average yield on loans, which is down to 6.52% in 2008 from 7.02% in 2007.

Overall, the decrease in the average cost of funds has been nearly sufficient to offset the decrease in the average yield of earning assets, causing the net interest margin to decrease to 3.63% in 2008 from 3.73% in 2007. Management expects the current rate environment to cause the net interest margin to continue to shrink.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31,	2008 vs. 2007
(Dollars in Thousands)	Increase (Decrease) Due to Changes in:
	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$(122)	$(64)	$(186)
Tax-exempt investments (2)	44	(20)	24
Gross Loans	(150)	(1,110)	(1,260)
Interest-bearing deposits	7	(6)	1
Federal funds sold	168	(198)	(30)

Total earning assets	$(53)	$(1,398)	$(1,451)

Interest-Bearing Liabilities:
NOW checking	$(34)	$(114)	$(148)
Savings deposits	(138)	(656)	(794)
Money market accounts	28	(133)	(105)
Certificates of deposit < $100,000	130	(292)	(162)
Certificates of deposit => $100,000	262	(218)	44
Federal funds purchased	(19)	(16)	(35)
Securities sold under repurchase agreements	56	(209)	(153)
FHLB advances	92	(6)	86

Total interest-bearing liabilities	$377	$(1,644)	$(1,267)

Change in net interest income	$(430)	$246	$(184)

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

Interest Sensitivity

The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. The Company utilizes a simulation model that estimates net interest income volatility and interest rate risk. In addition, the Company utilizes an Asset Liability Committee (the “ALCO”) composed of appointed members from management and the Board of Directors. Through the use of simulations, the ALCO reviews the overall magnitude of interest rate risk and then formulates policy with which to manage asset growth and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, economic conditions both locally and nationally, and other business and risk factors.

Non-Interest Income

Total non-interest income decreased by $3 thousand, or 0.1%, in 2008 as compared to 2007. This is remarkable given the one-time losses related to the merger of Bankers Investments Group into Infinex Investments, Inc., the sale of a foreclosed property, and the valuation reduction of another foreclosed property in 2008. Those losses were mitigated by increases in VISA program income, Investment Advantage income, and gains on the sale of securities. The VISA program earned $888 thousand in fees in 2008, compared to $756 thousand in 2007. The Investment Advantage Program earned $432 thousand in non-deposit income in 2008, compared to $343 thousand in 2007. Securities sales generated gains of $33 thousand. ATM interchange fee income increased by $22 thousand from 2007 to 2008, and is related to increased debit card usage by the Bank’s customers, which is attributable to the Score-to-Win program. This program awards points for debit card usage, which can be redeemed for various merchandise. Decreases in non-interest income included secondary market lending fees, which decreased 29.0% to

$130 thousand in 2008 from $183 thousand in 2007. These fees are generated when a loan is sold into the secondary market. When the Bank is evaluating a potential loan, many factors influence the determination of whether that loan will be sold or held in the Bank’s own portfolio, including the size of the desired loan, the term, the rate, the structure and management’s intention to grow the Bank’s loan portfolio or not. The Bank originates both secondary market and portfolio loans. Loans are sold into the secondary market both with servicing retained and released.

Non-Interest Expense

During 2008, total non-interest expenses increased 1.7%, to $11.2 million from $11.1 million in 2007. Non-interest expenses are comprised of salaries and benefits, occupancy expense, state bank franchise tax, Visa program expense, telephone expense and other operating expenses.

Salaries and benefits expense continues to be the major component of non-interest expenses. Salaries and benefits expense decreased 1.5% to $5.9 million in 2008, as compared to $6.0 million in 2007. Although the Bank opened a new branch office in Burgess in 2008 and had identified staff in preparation for the office planned to open in Colonial Beach in the first quarter of 2009, as attrition has occurred, management has restructured responsibilities wherever possible to avoid unnecessary hiring.

Occupancy expense decreased 2.2% to $1.7 million in 2008, as compared to $1.8 million in 2007. Bank franchise tax expense increased 3.2% to $202 thousand in 2008 as compared to $196 thousand for 2007. Expenses related to the VISA program increased by 23.1% to $748 thousand in 2008 as compared to $608 thousand for 2007. However, when considering the interest and non-interest income generated by the VISA program, its net positive contribution to the Company was $140 thousand in 2008, up $4 thousand from 2007. Telephone expense decreased 1.1% to $190 thousand in 2008 as compared to $192 thousand for 2007. Other expense increased by 7.5%, to $2.5 million, as compared to 2007, due in part to the increase in FDIC insurance premiums discussed in earlier, increased debit card usage fees, and one-time consulting expenses. Management continues its program of identifying variable expenses that can be reduced or eliminated, especially in light of expected increases in fixed costs related to branch expansion in 2008.

Income Taxes

Income tax expense in 2008 was $437 thousand and $640 thousand in 2007. Income tax expense corresponds to an effective rate of 22.2% and 26.2% for the two years ended December 31, 2008 and 2007, respectively. Note 13 to the Consolidated Financial Statements provides reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 13 to the Consolidated Financial Statements is information regarding deferred taxes for 2008 and 2007.

Loans

Per the following table and Note 4 to the Consolidated Financial Statements, the loan portfolio declined during 2008, with balances decreasing by 3.2% to $251.4 million as of December 31, 2008, compared to December 31, 2007 balances of $259.8 million. Loans secured by real estate represent the largest category, comprising 88.5% of the loan portfolio at December 31, 2008. Of these balances, 1-4 family residential loans shrunk by $2.5 million, or 1.7%, other real estate loans decreased by $2.7 million, or 6.6%, but construction loans decreased by $9.2 million, or 20.1%. Although commercial loan balances decreased by $4 million, or 23.8%, they were 5.5% of total loans at year-end 2008 as compared to 7.0% at year-end 2007. Consumer installment and other loans increased by $5.0 million, or 5.9% in 2008.

Types of Loans

Years ended December 31,	2008		2007
(Dollars in thousands)
Commercial	$13,914	5.5%	$18,254	7.0%
Real Estate – Construction	36,506	14.5%	45,698	17.6%
Real Estate – Mortgage	186,067	74.1%	185,883	71.6%
Installment and Other (includes Visa program)	14,907	5.9%	9,922	3.8%

Total	$251,394	100.0%	$259,757	100.0%

Notes:

Deferred loan costs & fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

as of December 31, 2008

	One Year or Less		One to Five Years		Over Five Years
(Dollars in Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial	$2,720	$7,387	$2,628	$648	$531	$—
Real Estate – Construction	2,978	4,893	19,681	401	8,553	—
Real Estate – Mortgage	4,403	65,867	13,379	79,676	20,930	1,812
Installment and Other	2,981	1,463	6,861	—	3,602	—

Total	$13,082	$79,610	$42,549	$80,725	$33,616	$1,812

Notes:

Loans with immediate re-pricing are shown in the ‘One Year or Less’ category.

Variable rate loans are categorized based on their next re-pricing date.

Deferred loan costs and fees are not included

Asset Quality-Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the required amount of provision. A loan-by-loan review is conducted on all adversely classified loans. Inherent losses on these individual loans are estimated and these losses are compared to historical loss data for each loan type. Management then reviews the various analyses and determines the appropriate allowance. In the fourth quarter of 2008, this review resulted in the decision to increase provision expense in order to increase the Allowance. This can be seen on the Consolidated Statements of Income at $394 thousand in 2008 and compared to $298 thousand in 2007. As of December 31, 2008, management considered the allowance for loan losses to be a reasonable estimate of potential loss exposure inherent in the loan portfolio. Management anticipates further increases in the Allowance in the first quarter of 2009.

Allowance for Loan Losses

Years Ended December 31,	2008	2007
(Dollars in Thousands)
Balance, beginning of period	$2,347	$2,235

Loans charged off:
Commercial	$(22)	$(15)
Real estate – construction	(67)	—
Real estate – mortgage	—	(106)
Installment & Other (including Visa program)	(114)	(89)

Total loans charged off	$(203)	$(210)

Recoveries of loans previously charged off:
Commercial	$2	$1
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment & Other (including Visa program)	12	23

Total recoveries	$14	$24

Net charge offs	$(189)	$(186)

Provision for loan losses	394	298

Balance, end of period	$2,552	$2,347

Average loans outstanding during the period	$252,995	$252,925

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.07%

Management maintains a list of loans that have potential weakness that may need special attention. Such loans are monitored and used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2008, the allowance for loan losses was $2.6 million or 1.0% of total loans as compared to $2.3 million or 0.9% as of December 31, 2007.

Allocation of the Allowance for Loan Losses

Years Ended December 31,	2008		2007
(Dollars in Thousands)	Allocation of Allowance		Allocation of Allowance
Commercial	$355	13.9%	$434	18.5%
Real estate – construction	50	2.0%	251	10.7%
Real estate – mortgage	1,230	48.2%	1,006	42.8%
Installment & Other	273	10.7%	216	9.2%
Unallocated	644	25.2%	440	18.7%

Total	$2,552	100.0%	$2,347	100.0%

Non-Performing Assets

As of December 31, 2008, non-performing assets as a percentage of total loans and other real estate owned (“OREO”) was 2.7%, up from year-end 2007. Given recent increases in non-performing assets in the financial industry, this percentage compares favorably with the Company’s peers. OREO, including foreclosed property, at year-end 2008 increased to $1.0 million from $795 thousand at year-end 2007. This figure represents two commercial real estate properties and two residential real estate properties. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Since December 31, 2008, non-accrual loans have been reduced by $1.2 million.

Non-Performing Assets

(Dollars in Thousands)
Years ended December 31,	2008	2007
Non-accrual loans	$5,953	$1,295
Restructured loans	—	—
Foreclosed properties	1,004	795

Total non-performing Assets	$6,957	$2,090

Loans past due 90+ days as to principal or interest payments & accruing interest	$395	$1,052

Allowance for loan losses	$2,552	$2,347

Non-performing assets to total loans and OREO	2.7%	0.8%
Allowance to total loans and OREO	1.0%	0.9%
Allowance to non-performing assets	36.7%	112.3%

Impaired loans not included in the table above totaled $1.4 million at December 31, 2008, which management is monitoring.

Securities

As of December 31, 2008, investment securities totaled $35.5 million, a decrease of 19.3% as compared to 2007 year-end balances of $44.1 million. The decrease in the investment portfolio balance was due mainly to calls and maturities.

The Company classifies the majority of the investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available for sale are carried at fair market value, with after-tax market value gains or losses disclosed as an “unrealized” component of shareholder’s equity entitled “Accumulated other comprehensive income (loss).” As a result, other comprehensive income is impacted by rising or falling interest rates. As the market value of a fixed income investment will increase as interest rates fall, it will also decline as interest rates rise. The after tax unrealized gains or losses are recorded as a portion of other comprehensive income (loss) in the equity of the Company, but have no impact on earnings until such time as the investment is sold, or “realized.” As of December 31, 2008, the Company had accumulated other comprehensive gains net of deferred tax related to securities available-for-sale of $103 thousand as compared to $39 thousand at year-end 2007.

The investment portfolio shows a net unrealized gain of $156 thousand on December 31, 2008, compared to a net unrealized gain of $59 thousand on December 31, 2007. This is due to recent market forces which have driven up the prices of high quality debt securities. The unfortunate consequence of this market is that it makes the acquisition of additional securities unattractive, as their interest rates are now relatively lower.

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

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years	Total
U.S. Government agencies:
Book Value	$—	$1,562	$60	$—	$1,622
Market Value	$—	$1,616	$59	$—	$1,675
Weighted average yield	0.00%	4.29%	4.02%	0.00%	4.28%
States and municipal obligations:
Book Value	$9,028	$15,868	$4,885	$1,640	$31,421
Market Value	$9,052	$16,006	$4,879	$1,593	$31,530
Weighted average yield	5.33%	5.19%	5.40%	5.99%	5.30%
Restricted Securities:
Book Value	$—	$—	$—	$2,254	$2,254
Market Value	$—	$—	$—	$2,254	$2,254
Weighted average yield	0.00%	0.00%	0.00%	3.18%	3.18%
Total Securities:
Book Value	$9,028	$17,430	$4,945	$3,894	$35,297
Market Value	$9,052	$17,621	$4,938	$3,847	$35,4580

Weighted average yield	5.33%	5.11%	5.39%	4.36%	5.12%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Average yields on securities held for sale are based on amortized cost.

Deposits

As of December 31, 2008, total deposits decreased 3.3% to $251.0 million as compared to year-end 2007 deposits of $259.6 million. Non-interest bearing demand deposits decreased 3.6%, while time deposits increased 3.9%, demonstrating a shift to more costly deposits. This is a trend that has continued from 2006 and intensified in 2007 and 2008 due to the highly competitive market for deposits.

Average Deposits & Rates

Years Ended December 31,	2008		2007
(Thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$40,353	0.00%	$40,827	0.00%

Interest bearing Deposits:
NOW Accounts	$33,731	0.73%	$37,105	1.06%
Regular Savings	49,503	1.74%	54,374	3.05%
Money Market Deposit Accounts	18,030	2.32%	17,079	3.07%
Time Deposits:
CD’s $100,000 or more	46,975	4.28%	41,213	4.77%
CD’s less than $100,000	67,908	4.04%	65,044	4.46%

Total Interest bearing Deposits	$216,147	2.91%	$214,815	3.47%

Total Average Deposits	$256,002	2.65%	$255,643	2.91%

Maturity Schedule of Time Deposits of $100,000 and over

As of December 31, 2008

(Thousands)
3 months or less	$9,945
3-6 months	13,663
6-12 months	7,573
Over 12 months	20,740

Totals	$51,921

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

Management is pleased to report improvements in the Company’s regulatory capital ration. The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Assets ratio of 8.0%, a Tier 1 Capital to Risk Weighted Assets ratio of 4.0% and a Tier 1 Capital to Adjusted Average Assets ratio (Leverage ratio) of 4.0%. As of December 31, 2008, the Company maintained these ratios at 11.6%, 10.5%, and 8.0%, respectively. At year-end 2007, these ratios were 10.8%, 9.8%, and 7.6%, respectively.

Total capital, before accumulated other comprehensive loss, decreased 2.9% to $26.3 million as of year-end 2008 as compared to $27.1 million at year-end 2007. Accumulated other comprehensive loss was $1.3 million at year-end 2008, down 265.3% from a loss of $350 thousand at year-end 2007, mainly due to the effect of SFAS No. 158 on the Company’s Defined Benefit Pension and Other Postretirement Plans. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of unrealized gains and losses on securities at the end of a given accounting period.

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

At December 31, 2008, liquid assets totaled $39.3 million or 12.4% of total assets, up from $37.0 million at December 31, 2007. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains Federal Funds lines with regional banks totaling approximately $19.0 million. In addition, the Bank has a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) totaling approximately $63.0 million, with $25.0 million available.

The impact of contractual obligations is limited to three FHLB advances, one for $10 million, which matures in May of 2016, one for $15 million, which matures in September of 2011 and one for $5 million, which matures in May of 2012 For details on theses advances, please refer to Note 12 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Off Balance Sheet Arrangements

December 31,	2008	2007
(Dollars in Thousands)
Total Loan Commitments Outstanding	$36,105	$41,085
Standby-by Letters of Credit	573	550

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

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and due from banks	$5,247,480	$5,015,762
Interest-bearing deposits	363,425	375,008
Federal Funds sold	7,250,753	1,392,554
Securities available for sale, at fair value	34,967,141	43,618,174
Securities held to maturity, at amortized cost (fair value, $490,815 and $465,896)	486,097	471,371
Loans, net of allowance for loan losses of $2,552,091 and $2,347,244	249,699,647	258,164,836
Premises and equipment, net	13,317,619	10,783,844
Accrued interest receivable	1,300,324	1,478,442
Other real estate owned	1,004,475	795,054
Goodwill	2,807,842	2,807,842
Other assets	1,505,710	1,360,963

Total assets	$317,950,513	$326,263,850

LIABILITIES
Noninterest-bearing deposits	$37,106,404	$38,476,633
Savings and interest-bearing demand deposits	95,106,834	106,727,807
Time deposits	118,836,194	114,363,000

Total deposits	$251,049,432	$259,567,440

Federal Funds purchased and securities sold under repurchase agreements	8,341,848	8,365,313
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	2,271,003	1,258,234
Commitments and contingencies	—	—

Total liabilities	$291,662,283	$299,190,987

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized – 5,000,000 shares; outstanding – 2,387,272 and 2,363,917 shares, respectively)	$11,936,362	$11,819,583
Additional paid-in capital	4,776,604	4,643,827
Retained earnings	10,855,078	10,959,793
Accumulated other comprehensive (loss), net	(1,279,814)	(350,340)

Total shareholders’ equity	$26,288,230	$27,072,863

Total liabilities and shareholders’ equity	$317,950,513	$326,263,850

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

	2008	2007
Interest Income
Loans, including fees	$16,485,398	$17,745,278
Securities:
Taxable	867,050	1,052,243
Tax-exempt	758,449	734,853
Federal funds sold	198,674	228,461

Total interest income	18,309,571	19,760,835

Interest Expense
Deposits	6,279,886	7,444,739
Federal funds purchased	525	35,821
Securities sold under repurchase agreements	74,821	227,851
FHLB advances	1,391,564	1,305,600

Total interest expense	7,746,796	9,014,011

Net interest income	10,562,775	10,746,824
Provision for loan losses	394,255	298,299

Net interest income after provision for loan losses	10,168,520	10,448,525

Non-interest Income
Income from fiduciary activities	657,067	711,965
Service charges and fees on deposit accounts	689,161	734,363
VISA-related fees	888,041	755,865
Other service charges and fees	751,777	638,683
Secondary market lending fees	129,997	183,097
Gain on sale of securities available for sale	32,779	—
Other real estate gains (losses)	(83,056)	3,774
Net (losses) on other investments	(79,995)	—
Other income	65,356	25,983

Total non-interest income	3,051,127	3,053,730

Non-interest Expense
Salaries and employee benefits	5,886,048	5,976,588
Occupancy expense	1,734,371	1,773,944
Bank franchise tax	201,856	195,675
Visa expense	747,884	607,687
Telephone expense	189,696	191,772
Other expense	2,481,212	2,307,543

Total non-interest expense	11,241,067	11,053,209

Net income before income taxes	1,978,580	2,449,046
Income tax expense	437,302	640,444

Net income	$1,541,278	$1,808,602

Basic Earnings Per Share
Average basic shares outstanding	2,371,006	2,368,611
Earnings per share, basic	$0.65	$0.76

Diluted Earnings Per Share
Average diluted shares outstanding	2,371,006	2,370,045
Earnings per share, diluted	$0.65	$0.76

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2006	$11,873,633	$4,722,592	$10,726,121	$(954,462)	$26,367,884

Comprehensive income:
Net income	—	—	1,808,602	—	1,808,602
Changes in unrealized holding gains on securities arising during the period, net of taxes of $110,181	—	—	—	213,880	213,880
Changes in fair value of pension and post-retirement benefit plans, net of taxes of $201,034	—	—	—	390,242	390,242

Total comprehensive income					2,412,724
Cash dividends paid – $0.665 per share	—	—	(1,574,930)	—	(1,574,930)
Stock repurchases (12,700 shares)	(63,500)	(119,071)	—	—	(182,571)
Stock-based compensation	—	42,356	—	—	42,356
Sale of common stock:
Stock options exercised (1,890 shares)	9,450	(2,050)	—	—	7,400

Balance at December 31, 2007	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863

Comprehensive income:
Net income	—	—	1,541,278	—	1,541,278
Changes in unrealized holding gains on securities arising during the period, net of taxes of $44,185	—	—	—	85,770	85,770
Reclassification adjustment for securities gains included in net income, net of taxes of ($11,145)	—	—	—	(21,634)	(21,634)
Changes in fair value of pension and post-retirement benefit plans, net of taxes of ($511,863)	—	—	—	(993,610)	(993,610)

Total comprehensive income					611,804
Effects of changing the pension plan measurement date pursuant to FAS158, net of tax benefit of ($17,731)	—	—	(34,419)	—	(34,419)
Cash dividends paid – $0.68 per share	—	—	(1,611,574)	—	(1,611,574)
Stock repurchases (7,526 shares)	(37,630)	(47,880)	—	—	(85,510)
Stock-based compensation	—	24,203	—	—	24,203
Sale of common stock:
Dividends reinvested	154,409	156,454	—	—	310,863

Balance at December 31, 2008	$11,936,362	$4,776,604	$10,855,078	$(1,279,814)	$26,288,230

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2008	2007
Cash Flows From Operating Activities
Net Income	$1,541,278	$1,808,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	832,325	986,310
Net amortization and accretion of securities	13,536	12,598
Loss on sale of fixed assets	—	19,781
Provision for loan losses	394,255	298,299
Stock-based compensation	24,203	42,356
Deferred income tax expense (benefit)	32,476	(19,194)
(Gain) on securities available for sale	(32,779)	—
OREO Valuation Allowance	31,500	—
(Gain) Loss on sale of other real estate	51,556	(3,774)
Net loss on other investments	79,995	—
(Increase) decrease in accrued income and other assets	(1,615,376)	228,023
Increase (decrease) in other liabilities	1,487,975	(261,496)

Net cash provided by operating activities	$2,840,944	$3,111,505

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	3,728,738	3,912,447
Proceeds from sales of available-for-sale securities	14,314,248	1,825,400
Purchases of available-for-sale securities	(9,290,260)	(10,665,190)
(Increase) decrease in interest bearing deposits in other banks	11,583	(226,572)
(Increase) decrease in federal funds sold	(5,858,199)	3,243,724
(Loan originations) and principal collections, net	7,409,892	(15,340,780)
Proceeds from sale of other real estate	368,565	20,519
Purchases of premises and equipment	(3,366,100)	(1,472,437)

Net cash provided by (used in) investing activities	$7,318,467	$(18,702,889)

Cash Flows From Financing Activities
Decrease in demand, savings, and other interest-bearing deposits	(12,991,202)	(6,957,997)
Net increase in time deposits	4,473,194	14,877,856
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	(23,465)	3,116,437
Increase in FHLB advances	—	5,000,000
Proceeds from issuance of common stock	310,863	7,400
Dividends paid	(1,611,574)	(1,574,930)
Repurchase of common stock	(85,510)	(182,571)

Net cash provided by (used in) financing activities	$(9,927,693)	$14,286,195

Net increase (decrease) in cash and due from banks	231,718	(1,305,189)
Cash and due from banks at beginning of period	5,015,762	6,320,951

Cash and due from banks at end of period	$5,247,480	$5,015,762

Supplemental Schedule of Cash Flow Information:
Interest paid	$7,837,101	$8,942,136

Income taxes paid	561,775	531,917

Unrealized gain on investment securities	97,176	324,061

Change in fair value of pension and post-retirement obligation	(1,505,473)	591,276

Change in pension measurement date	(52 ,150)	—

Loans transferred to other real estate owned	661,042	250,054

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, all of which mature within ninety days.

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

Loans. The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

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

Premises and equipment. Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the premises and equipment. Estimated useful lives range from 10-40 years for buildings, and from 3-10 years for furniture, fixtures and equipment. Maintenance and repairs are charged to expense as incurred, and major improvements are capitalized.

Other real estate owned. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the carrying value or fair value on the date of foreclosure less estimated selling costs thereby establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

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

Off-balance-sheet financial instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments such as home equity lines of credit, overdraft protection lines of credit, unsecured lines of credit, commitments under credit card arrangements, construction loan commitments and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

Advertising. Advertising costs are expensed as incurred, and totaled $139 thousand and $170 thousand for the years ended December 31, 2008 and 2007, respectively.

Reclassifications. Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Stock-based compensation plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Recent Accounting Pronouncements. In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”)No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (‘SFAS 160”). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited.

The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB 110 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009. The Company does not expect the implementation of SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provision of SFAS 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation Number (“FIN”), 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and did not have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not a have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the Company’s consolidated financial statements.

Note 2. Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at December 31, 2008 and 2007, as reflected on the consolidated balance sheets was $2,807,842. In accordance with Statement of Financial Accounting Standards Nos. 141 and 142, management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually. Based on the testing, there were no impairment charges in 2008 or 2007.

Note 3. Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio are as follows:

Available-for-sale securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$1,622,084	$52,279	$(1,426)	$1,672,937
State and municipal obligations	30,934,959	288,096	(182,951)	31,040,104
Restricted securities	2,254,100	—	—	2,254,100

	$34,811,143	$340,375	$(184,377)	$34,967,141

Available-for-sale securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$7,771,753	$30,048	$(13,066)	$7,788,735
State and municipal obligations	33,564,201	201,435	(159,597)	33,606,039
Restricted securities	2,223,400	—	—	2,223,400

	$43,559,354	$231,483	$(172,663)	$43,618,174

The aggregate amortized cost and fair values of the held to maturity securities portfolio are as follows:

Held-to-maturity securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$486,097	$4,718	$—	$490,815

Held-to-maturity securities December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$471,371	$—	$(5,475)	$465,896

Gross realized gains and losses on sales of securities were as follows:

Years Ended December 31,	2008	2007
Gross realized gains	$32,779	$—
Gross realized losses	—	—

Net realized gains	$32,779	$—

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2008 are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$9,028,246	$9,052,579
Due after one year through five years	17,430,011	17,620,655
Due after five through ten years	4,944,642	4,938,011
Due after ten years	1,640,242	1,592,611
Restricted securities	2,254,100	2,254,100

	$35,297,240	$35,457,956

Securities with a market value of $9,923,487 and $13,280,182 at December 31, 2008 and 2007, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2008 and 2007, by duration of the unrealized loss, are shown as follows. The unrealized loss positions at December 31, 2008 and 2007 were directly related to interest rate movements, as there is minimal credit risk exposure in these investments. No impairment has been recognized on any of the securities in a loss position because of management’s intent and demonstrated ability to hold securities to scheduled maturity or call dates. All securities are investment grade or better. Bonds with unrealized loss positions at December 31, 2008 included one federal agency and 21 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$58,675	$1,426	$58,675	$1,426

State and municipal obligations	8,850,276	182,951	—	—	8,850,276	182,951

Total temporarily impaired securities	$8,850,276	$182,951	$58,675	$1,426	$8,850,276	$184,377

	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$2,557,235	$13,066	$2,557,235	$13,066

State and municipal obligations	3,255,691	39,393	8,627,762	125,679	11,883,453	165,072

Total temporarily impaired securities	$3,255,691	$39,393	$11,184,997	$138,745	$14,440,688	$178,138

Note 4. Loans

The following is a summary of the balances of loans:

December 31,	2008	2007
Mortgage loans on real estate:
Construction and land loans	$36,506,103	$45,697,838
Secured by farmland	80,313	87,206
Secured by 1-4 family residential	142,317,668	144,820,937
Other real estate loans	43,669,144	40,975,279
Commercial and industrial loans (not secured by real estate)	13,913,946	18,253,801
Consumer installment loans	8,602,716	9,423,071
All other loans	6,304,383	498,617
Net deferred loan costs and fees	857,465	755,331

Total loans	$252,251,738	$260,512,080
Allowance for loan losses	(2,552,091)	(2,347,244)

Loans, net	$249,699,647	$258,164,836

Note 5. Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	2008	2007
Balance, beginning of year	$2,347,244	$2,235,544
Provision for loan losses	394,255	298,299
Recoveries	14,330	23,993
Loans charged off	(203,738)	(210,592)

Balance, end of year	$2,552,091	$2,347,244

Information about impaired loans is as follows:

	December 31, 2008	December 31, 2007
Impaired loans for which an allowance has been provided	$3,093,247	$2,185,721
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$3,093,247	$2,185,721

Allowance provided for impaired loans, included in the allowance for loan losses	$1,098,126	$1,028,892

Average balance impaired loans	$3,334,047	$3,115,848

Interest income recognized (collected $128,439 and $113,255, Respectively)	$147,292	$112,912

At December 31, 2008 and 2007, non-accrual loans excluded from impaired loan disclosure under SFAS No. 114 totaled $4,285,607 and $1,190,020, respectively. If interest on these non-accrual loans had been accrued, such income would have approximated $219,460 in 2008 and $20,470 in 2007.

Loans past due 90 days or more and still accruing interest totaled $394,920 and $1,051,821 on December 31, 2008 and 2007.

Note 6. Premises and Equipment, Net

Components of premises and equipment included in the consolidated balance sheets at December 31, 2008 and 2007, were as follows:

	2008	2007
Construction in progress	$2,205,275	$552,626
Land and improvements	1,342,402	1,251,587
Buildings and improvements	10,491,391	9,410,823
Furniture and equipment	8,063,020	7,520,952

Total cost	$22,102,088	$18,735,988
Less accumulated amortization and depreciation	(8,784,469)	(7,952,144)

Premises and equipment, net	13,317,619	10,783,844

Amortization and depreciation expense for the years ended December 31, 2008 and 2007 totaled $832,325 and $986,310, respectively. Commitments for expenditures as of December 31, 2008 totaled $154,940.

Note 7. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $51,921,425 and $47,348,255, respectively.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$65,291,361
2010	21,613,636
2011	15,382,373
2012	4,444,699
2013	12,096,425
Thereafter	7,700

$118,836,194

At December 31, 2008 and 2007, overdraft demand deposits reclassified to loans totaled $34,617 and $34,711, respectively.

At December 31, 2008 and 2007, the Company had brokered deposits totaling $6,000,000 and $0, respectively.

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

The Company adopted the recognition provisions of SFAS No. 158 “ Employers’ Account for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R” in its December 31, 2006 financial statements.

The following tables provide the reconciliation of changes in the benefit obligations and fair value of assets and a statement of funded status for the pension plan and postretirement plan of the Company.

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation, beginning of year	$3,989,805	$3,812,796	$464,130	$516,728
Service cost	392,198	310,249	18,889	18,483
Interest cost	310,836	228,163	27,330	30,352
Actuarial (gain) loss	(314,388)	(300,172)	5,094	(84,717)
Benefit payments	(270,366)	(61,231)	(11,673)	(16,716)

Benefit obligation, end of year	$4,108,085	$3,989,805	$503,770	$464,130

Change in plan assets
Fair value of plan assets, beginning of year	$4,411,612	$3,568,754	$—	$—
Actual return (loss) on plan assets	(1,375,517)	404,089	—	—
Employer contributions	314,109	500,000	11,673	16,716
Benefits payments	(270,366)	(61,231)	(11,673)	(16,716)

Fair value of plan assets, end of year	$3,079,838	$4,411,612	$—	$—

Funded Status at the End of the Year	$(1,028,247)	$421,807	$(503,770)	$(464,130)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Net loss	$2,022,775	$498,896	$53,104	$48,132
Prior service cost	4,665	25,130	—	—
Net obligation at transition	—	—	14,565	17,478

Amount recognized	$2,027,440	$524,026	$67,669	$65,610

Adjustment to Retained Earnings due to Changes in Measurement Date
Service cost	$78,440	N/A	N/A	N/A
Interest cost	62,167	N/A	N/A	N/A
Expected return on plan assets	(93,512)	N/A	N/A	N/A
Amortization of prior service cost	4,093	N/A	N/A	N/A
Recognized net acturial (gain)/loss	962	N/A	N/A	N/A

Net periodic benefit cost	$52,150	N/A	N/A	N/A

Components of Net Periodic Benefit Cost
Service cost	$313,758	$310,249	$18,889	$18,483
Interest cost	248,669	228,163	27,330	30,352
Expected (loss) on plan assets	(374,049)	(259,992)	—	—
Amortization of prior service cost	16,372	16,372	—	—
Amortization of net obligation at transition	—	—	2,913	2,913
Recognized net acturial loss	3,849	37,459	122	5,545

Net periodic benefit cost	$208,599	$332,251	$49,254	$57,293

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$1,523,879	$(481,729)	$4,972	$(90,262)
Amortization of prior service cost	(20,465)	(16,372)	—	—
Amortization of net obligation at transition	—	—	(2,913)	(2,913)

Total recognized in other comprehensive (income)/loss	$1,503,414	$(498,101)	$2,059	$(93,175)

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive (Income)/loss	$1,712,013	$(165,850)	$51,313	$(35,882)

Weighted-average assumptions as of December 31:	2008	2007	2008	2007
Discount rate used for Net Periodic Pension Cost	6.25%	6.00%	6.00%	6.00%
Discount Rate used for Disclosure	6.00%	6.25%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	4.00%	5.00%	N/A	5.00%

The accumulated benefit obligation for the defined benefit pension plan was $2,986,582 and, $2,634,982 at December 31, 2008 and 2007, respectively.

The estimated net loss and prior service cost for the defined benefit pension plan and postretirement plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year approximates $4,664 and $20,465, respectively. The estimated unrecognized transition liability for the postretirement plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $2,913.

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

Asset allocation. The pension plan’s weighted average asset allocations for the plan years ended September 30, 2008 and 2007, by asset category, are as follows:

Asset category	2008	2007
Mutual funds – fixed income	32%	35%
Mutual funds – equity	63%	60%
Cash and cash equivalents	5%	5%

Total	100%	100%

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

The Company expects to contribute $2,062,659 to its pension plan for the 2009 plan year. Estimated future benefit payments are $71,606 for 2009, $77,207 for 2010, $159,425 for 2011, $185,074 for 2012, $182,467 for 2013 and $1,198,381 for 2014 through 2018.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits was 10.0% in 2008, 2009 and 2010, 8.0% in 2011 and 2012, and 6.0% in 2013 and thereafter. If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2008, would be increased by $2,646, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2008, would be increased by $157. If assumed health care cost trend rates were decreased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2008, would be decreased by $2,448, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2008, would be decreased by $145.

The Company expects to contribute $20,149 to its postretirement plan in 2009.

In addition, as of December 31, 2008 and 2007 the Company paid approximately $11,673 and $11,646, respectively, for employees who retired prior to adoption of SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

401(k) retirement plan. The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries and the Company matches 100% of the first 2% and 25% of the next 2% of an employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $83,940 and $83,402 for the years ended December 31, 2008 and 2007, respectively.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2008 and 2007, the Company had outstanding loan commitments approximating $36,104,815 and $41,084,932, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2008 and 2007, commitments under outstanding performance stand-by letters of credit aggregated $573,436 and $550,162, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 10. Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2008 and 2007, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

The Company has approximately $100,126 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation at December 31, 2008.

Note 11. Short-Term Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold and federal funds purchased. There were no short-term advances from FHLB outstanding on December 31, 2008 or December 31, 2007.

The Company had unused lines of credit with nonaffiliated banks totaling $44,370,000 and $54,000,000 as of December 31, 2008 and 2007.

The Company had undispersed letters of credit with Federal Home Loan Bank of Atlanta (“FHLB”) totaling $8,000,000 as of December 31, 2008.

The table below presents selected information on short-term borrowings:

(Dollars in Thousands)
Years Ended December 31,	2008	2007
Balance outstanding at year-end	$8,342	$8,365
Maximum balance at any month end during the year	10,197	8,365
Average balance for the year	7,867	5,982
Weighted average rate for the year	0.95%	3.81%
Weighted average rate on borrowings at year end	0.31%	2.97%
Estimated fair value at year end	$8,342	$8,365

Note 12. Long-Term Debt

On December 31, 2008, the Bank had FHLB debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate the $15 million advance on any quarterly payment date. They also hold an option to terminate the $10 million advance on any quarterly payment date. Lastly, they hold an option to terminate the $5 million advance on May 18, 2009, or any subsequent quarterly payment date. The $15 million advance and the $10 million advance have an early conversion option which gives FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. The $5 million advance has the same early conversion option, which the FHLB may exercise on May 18, 2009 or any subsequent quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans valued at $62.7 million. Immediate available credit, as of December 31, 2008, was $25.4 million.

Note 13. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

The Company adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

The provision for income taxes consisted of the following for the years ended December 31:

	2008	2007
Current	$404,826	$659,638
Deferred	32,476	(19,194)

	$437,302	$640,444

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2008	2007
Statutory rates	34.0%	34.0%

(Decrease) resulting from:
Effect of tax-exempt income	(11.8)	(8.1)
Other, net	—	0.3

	22.2%	26.2%

The components of the net deferred tax assets and liabilities included in other liabilities are as follows:

December 31,	2008	2007
Deferred tax assets
Allowance for loan losses	$744,635	$674,986
Interest on non-accrual loans	82,101	12,125
Pension plan	349,604	—
Post retirement benefits	171,281	157,804
Deferred compensation	92,592	129,575
Stock-based compensation	9,513	7,458
Other	18,875	12,539

Total deferred tax assets	$1,468,601	$994,487

Deferred tax liabilities
Unrealized gain on available-for-sale securities	(53,039)	(19,999)
Pension plan	—	(143,414)
Depreciation	(327,282)	(276,347)
Amortization of intangible	(554,166)	(474,999)
Deferred costs	(291,538)	(256,813)
Other	(98,811)	(143,225)

Total deferred tax liabilities	(1,324,836)	(1,314,797)

Net deferred tax assets (liabilities)	$143,765	$(320,310)

Note 14. Regulatory Requirements and Restrictions

The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. As of December 31, 2008, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Company, without prior regulatory approval, totaled $1,241,382 or 4.7% of consolidated net assets. The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2008 and 2007, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007, are presented in the tables below:

(Dollars in Thousands)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Consolidated	$27,866	11.56%	$19,292	8.00%	N/A	N/A
Bank of Lancaster	$26,708	11.14%	$19,187	8.00%	$23,984	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$25,314	10.50%	$9,646	4.00%	N/A	N/A
Bank of Lancaster	$24,156	10.07%	$9,594	4.00%	$14,390	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$25,314	8.00%	$12,654	4.00%	N/A	N/A
Bank of Lancaster	$24,156	7.67%	$12,600	4.00%	$15,750	5.00%

(Dollars in Thousands)	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Consolidated	$26,923	10.78%	$19,987	8.00%	N/A	N/A
Bank of Lancaster	$25,782	10.38%	$19,874	8.00%	$24,842	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$24,576	9.84%	$9,994	4.00%	N/A	N/A
Bank of Lancaster	$23,435	9.43%	$9,937	4.00%	$14,905	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$24,576	7.58%	$12,970	4.00%	N/A	N/A
Bank of Lancaster	$23,435	7.26%	$12,913	4.00%	$16,142	5.00%

Note 15. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 147,483 allocated shares as of December 31, 2008. Contributions to the plan were $75,000 and $60,000 for 2008 and 2007, respectively. Dividends on the Company’s stock held by the ESOP were $99,362 and $93,182 in 2008 and 2007, respectively. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 16. Stock-Based Compensation Plans

The Company has four stock-based compensation plans. The 1994 Incentive Stock Option Plan expired and no additional shares may be granted under this plan. The 2003 Incentive Stock Option Plan makes 175,000 shares available for grant. Under this plan, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited. The third plan is the 1998 Non-Employee Directors Stock Option Plan, which has expired and therefore no additional shares may be granted. The fourth plan is the 2008 Non-Employee Directors Stock Option Plan, which grants 500 shares to each non-employee director annually. This plan had 42,500 shares available for grant at December 31, 2008.

A summary of the status of the stock option plans as of December 31, 2008 and changes during the year ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1	194,161	$15.38	5.7

Granted	40,500	12.05
Forfeited	(47,282)	15.23
Exercised	—	—
Expired	(10,898)	13.89

Options outstanding, December 31	176,481	$14.75	5.7	$—

Options exercisable, December 31	143,481	$15.38	4.9	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average fair value of incentive stock options granted during 2008 and 2007, was $.90 and $1.85, respectively. The weighted average fair value of non-employee director’s stock options granted during 2008 and 2007 was $.81 and $1.55, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	Incentive Stock Option Plan		Non-qualified Directors Plan
December 31,	2008	2007	2008	2007
Dividend yield	3.32%	3.17%	3.32%	3.17%
Expected life	5 years	7.3 years	5 years	5 years
Expected volatility	9.36%	9.53%	9.36%	9.53%
Risk-free interest rate	3.58%	4.66%	3.09%	4.74%

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

The status of the options outstanding at December 31, 2008 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$ 8.50 – $13.75	50,641	8.89	17,641	$12.91
$ 14.50 – $17.50	125,840	4.47	125,840	15.73

	176,481	5.74	143,481	$15.38

Note 17. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.

Years Ended December 31,	2008	2007
Net income available to common shareholders	$1,541,278	$1,808,602

Average number of common shares outstanding	2,371,006	2,368,611
Effect of dilutive options	—	1,434

Average number of potential common shares	2,371,006	2,370,045

As of December 31, 2008 and 2007, options on 176,481 shares and 194,161 shares, respectively, were not included in computing diluted earnings per common share because their effects were anti-dilutive.

Note 18. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $4,397,889 and $4,822,507 at December 31, 2008 and 2007, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2008	$4,822,507
New loans and extensions to existing loans	391,351
Repayments and other reductions	(815,969)

Balance, December 31, 2008	$4,397,889

Commitments to extend credit to directors and their related interests were $1,039,424 and $1,108,291 at December 31, 2008 and 2007, respectively.

The Company also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2008 and 2007 amounted to $1,251,505 and $1,214,585, respectively.

Note 19. Fair Value Measurements

The Company adopted SFAS 157, on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October of 2008, the FASB issued FSP 157-3 to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$32,713,041		$32,713,041

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balance as of December 31, 2008	Carrying value at December 31, 2008
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$1,995,121	$—	$—	$1,995,121

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

Years Ended December 31,	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$5,247,480	$5,247,480	$5,015,762	$5,015,762
Interest-bearing deposits	363,425	363,425	375,008	375,008
Federal funds sold	7,250,753	7,250,753	1,392,554	1,392,554
Securities available-for-sale	34,967,141	34,967,141	43,618,174	43,618,174
Securities held-to-maturity	486,097	490,815	471,371	465,896
Loans, net	249,699,647	249,574,054	258,164,836	257,706,419
Accrued interest receivable	1,300,324	1,300,324	1,478,442	1,478,442

Financial Liabilities:
Non-interest-bearing liabilities	$37,106,404	$37,106,404	$38,476,633	$38,476,633
Savings and other interest-bearing deposits	95,106,834	95,106,834	106,727,807	106,727,807
Time deposits	118,836,194	120,829,776	114,363,000	114,605,388
Securities sold under repurchase agreements	8,341,848	8,341,848	8,365,313	8,365,313
FHLB advances	30,000,000	27,025,520	30,000,000	28,963,651
Accrued interest payable	395,123	395,123	485,428	485,428

The above presentation of fair values is required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”. The fair values shown do not necessarily represent the amounts which would be received on immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

At December 31, 2008 and 2007, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

Note 20. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets

	2008	2007
Assets
Cash and due from banks	$43,995	$54,349
Investments in subsidiaries	26,036,419	26,821,455
Premises and equipment, net	43,032	60,044
Other assets	473,989	410,846

Total assets	$26,597,435	$27,346,694

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$259,329	$362,716
Other liabilities	144,917	6,156

Total liabilities	$404,246	$368,872
Total shareholders’ equity	26,193,189	26,977,822

Total liabilities and shareholders’ equity	$26,597,435	$27,346,694

Condensed Statements of Income

	2008	2007
Dividends from subsidiaries	$1,750,000	$1,900,000
Other income	—	13,157

Total non-interest income	1,750,000	1,913,157

Total non-interest expense	498,040	515,027

Income before income taxes and equity in undistributed earnings of subsidiaries	1,251,960	1,398,130
Income tax benefit	(110,461)	(129,980)

Income before equity in undistributed earnings of subsidiaries	1,362,421	1,528,110

Equity in undistributed earnings of subsidiaries	178,857	280,492

Net income	$1,541,278	$1,808,602

Condensed Statements of Cash Flows

	2008	2007
Cash Flows from Operating Activities:
Net income	$1,541,278	$1,808,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,174	21,032
Stock-based compensation	24,203	42,356
Equity in undistributed earnings of subsidiaries	(178,857)	(280,492)
Increase in other assets	(66,307)	(76,031)
Net change in deferred directors’ compensation	(103,386)	31,890
Increase in other liabilities	138,762	105,180

Net cash provided by operating activities	$1,375,867	$1,652,537

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	310,863	7,400
Dividends paid	(1,611,574)	(1,574,930)
Repurchase of stock	(85,510)	(182,571)

Net cash used in financing activities	(1,386,221)	(1,750,101)

Net (decrease) in cash and due from banks	(10,354)	(97,564)
Cash and due from banks at January 1	54,349	151,913

Cash and due from banks at December 31	$43,995	$54,349

Note 21. Quarterly Condensed Statements of Income (unaudited)

2008 Quarter ended	March 31	June 30	September 30	December 31
(in thousands, except per share amounts)
Total interest income	$4,942	$4,608	$4,525	$4,235
Net interest income after provision for loan Losses	2,728	2,560	2,604	2,277
Other income	744	751	809	747
Other expenses	2,853	2,780	2,763	2,845
Income before income taxes	619	531	650	179
Net income	486	384	495	176

Earnings per common share-assuming dilution	$0.21	$0.16	$0.21	$0.07
Dividends per common share	$0.17	$0.17	$0.17	$0.17

2007 Quarter ended	March 31	June 30	September 30	December 31
(in thousands, except per share amounts)
Total interest income	$4,718	$4,911	$5,105	$5,027
Net interest income after provision for loan Losses	2,574	2,652	2,641	2,582
Other income	708	751	836	759
Other expenses	2,785	2,813	2,731	2,724
Income before income taxes	497	590	746	617
Net income	379	442	541	447

Earnings per common share-assuming dilution	$0.16	$0.19	$0.23	$0.18
Dividends per common share	$0.165	$0.165	$0.165	$0.170

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Bay Banks of Virginia, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 17, 2009

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2008.

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

All required information is detailed in the Company’s 2009 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

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

The following table summarizes information, as of December 31, 2008, relating to the Company’s stock incentive plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

At December 31, 2008	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans
Approved by shareholders	176,481	(1)	$14.75	144,263
Equity compensation plans not approved by shareholders	—		—	—

Total	176,481		$14.75	144,263

(1)	Consists of options granted pursuant to the Company’s incentive stock option plans.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part I, Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

	No.	Description
	3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

	3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2004).

	10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579, dated February 28, 1997).

	10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

	10.3	2003 Incentive Stock Option Plan. (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

	11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2008 Consolidated Financial Statements included herein).

	21.0	Subsidiaries of the Company (filed herewith).

	23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

	31.1	Section 302 Certification (filed herewith).

	31.2	Section 302 Certification (filed herewith).

	32.0	Section 906 Certification (filed herewith).

	99.1	Code of Ethics (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2009.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 23rd day of March 2009.

/s/ Allen C. Marple
Allen C. Marple
Chairman, Board of Directors
Director

/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and CEO
Director
(Principal Executive Officer)

/s/ Robert C. Berry, Jr.
Robert C. Berry, Jr.
Vice President and Director

/s/ Walter C. Ayers
Walter C. Ayers
Director

/s/ Richard A. Farmar, III
Richard A. Farmar, III
Director

/s/ Robert F. Hurliman
Robert F. Hurliman
Director

/s/ Robert J. Wittman
Robert J. Wittman
Director

/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)