Form 10-Q
period 2009-03-31
BAY BANKS OF VIRGINIA INC
filed 2009-05-12
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  yes    ☐  no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  yes    ☐  no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    ☒  no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,395,571 shares of common stock on May 1, 2009

FORM 10-Q

For the interim period ending March 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$4,290,690	$5,247,480
Interest-bearing deposits	11,241,374	363,425
Federal funds sold	8,242,001	7,250,753
Securities available for sale, at fair value	32,347,952	34,967,141
Securities held to maturity, at amortized cost (fair value, $494,270 and $490,815)	489,850	486,097
Loans, net of allowance for loan losses of $2,439,352 and $2,552,091	250,593,289	249,699,647
Premises and equipment, net	13,821,005	13,317,619
Accrued interest receivable	1,137,306	1,300,324
Other real estate owned	1,442,475	1,004,475
Goodwill	2,807,842	2,807,842
Other assets	1,347,250	1,505,710

Total assets	$327,761,034	$317,950,513

LIABILITIES
Noninterest-bearing deposits	$40,510,464	$37,106,404
Savings and interest-bearing demand deposits	98,839,336	95,106,834
Time deposits	124,564,528	118,836,194

Total deposits	$263,914,328	$251,049,432
Federal Funds purchased and securities sold under repurchase agreements	4,929,911	8,341,848
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	2,641,903	2,271,003
Commitments and contingencies	—	—

Total liabilities	$301,486,142	$291,662,283

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,395,571 and 2,387,272 shares, respectively)	$11,977,857	$11,936,362
Additional paid-in capital	4,815,912	4,776,604
Retained Earnings	10,668,375	10,855,078
Accumulated other comprehensive (loss), net	(1,187,252)	(1,279,814)

Total shareholders’ equity	$26,274,892	$26,288,230

Total liabilities and shareholders’ equity	$327,761,034	$317,950,513

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three month periods ended

	March 31, 2009	March 31, 2008
INTEREST INCOME
Loans, including fees	$3,839,303	$4,427,281
Securities:
Taxable	145,370	275,727
Tax-exempt	178,885	195,527
Federal funds sold	3,676	43,739

Total interest income	4,167,234	4,942,274

INTEREST EXPENSE
Deposits	1,310,417	1,816,413
Fed funds purchased	12	257
Securities sold under repurchase agreements	3,828	36,828
FHLB advances	342,188	345,990

Total interest expense	1,656,445	2,199,488

Net interest income	2,510,789	2,742,786
Provision for loan losses	95,001	15,238

Net interest income after provision for loan losses	2,415,788	2,727,548

NON-INTEREST INCOME
Income from fiduciary activities	140,472	168,246
Service charges and fees on deposit accounts	157,080	165,114
VISA-related fees	161,833	159,247
Other service charges and fees	169,014	174,426
Secondary market lending fees	34,129	57,277
Gain on sale of securities available for sale	1,991	12,920
Other income	18,319	7,000

Total non-interest income	682,838	744,230

NON-INTEREST EXPENSES
Salaries and employee benefits	1,529,523	1,535,201
Occupancy expense	460,110	417,403
Bank franchise tax	41,970	51,789
Visa expense	127,555	133,108
Telephone expense	41,600	48,076
Other expense	663,759	667,887

Total non-interest expenses	2,864,517	2,853,464

Net income before income taxes	234,109	618,314
Income tax expense	14,976	132,701

Net income	$219,133	$485,613

Basic Earnings Per Share
Average basic shares outstanding	2,387,641	2,363,614
Earnings per share, basic	$0.09	$0.21

Diluted Earnings Per Share
Average diluted shares outstanding	2,387,641	2,363,614
Earnings per share, diluted	$0.09	$0.21

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2008	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863
Comprehensive Income:
Net Income	—	—	485,613	—	485,613
Changes in unrealized holding gains on securities arising during the period, net of taxes of $114,807	—	—	—	222,858	222,858
Reclassification adjustment for securities gains included in net income, net of taxes of ($4,393)	—	—	—	(8,527)	(8,527)

Total comprehensive income					699,944
Effects of changing the pension plan measurement date
Pursuant to FAS158, net of tax benefit of ($17,731)	—	—	(34,419)		(34,419)
Cash dividends paid —$0.17 per share	—	—	(401,533)	—	(401,533)
Stock repurchases	(8,000)	(12,770)	—	—	(20,770)
Stock-based compensation	—	7,184	—	—	7,184
Sale of common stock:
Dividends Reinvested	30,035	47,442	—	—	77,477

Balance at March 31, 2008	$11,841,618	$4,685,683	$11,009,454	$(136,009)	$27,400,746

Balance at January 1, 2009	$11,936,362	$4,776,604	$10,855,078	$(1,279,814)	$26,288,230

Comprehensive Income:
Net Income	—	—	219,133	—	219,133
Changes in unrealized holding gains on securities arising during the period, net of taxes of $48,360	—	—	—	93,876	93,876
Reclassification adjustment for securities gains included in net income, net of taxes of ($677)	—	—	—	(1,314)	(1,314)

Total comprehensive income					311,695
Cash dividends paid —$0.17 per share	—	—	(405,836)	—	(405,836)
Stock-based compensation	—	3,347	—	—	3,347
Sale of common stock:
Dividends Reinvested	41,495	35,961	—	—	77,456

Balance at March 31, 2009	$11,977,857	$4,815,912	$10,668,375	$(1,187,252)	$26,274,892

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended

(unaudited)

	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities
Net Income	$219,133	$485,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	216,750	204,482
Net amortization and accretion of securities	4,199	3,794
Provision for loan losses	95,001	15,238
Stock-based compensation	3,347	7,184
Deferred income tax expense (benefit)	(10,710)	—
(Gain) on securities available-for-sale	(1,991)	(12,920)
(Increase) decrease in accrued income and other assets	332,188	(586,718)
Increase in other liabilities	323,217	714,332

Net cash provided by operating activities	$1,181,134	$831,005

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	2,368,473	560,145
Proceeds from sales of available-for-sale securities	385,000	5,450,677
Purchases of available-for-sale securities	—	(1,265,890)
(Increase) decrease in interest bearing deposits in other banks	(10,877,949)	19,827
(Increase) in federal funds sold	(991,248)	(11,427,295)
Loan (originations) and principal collections, net	(1,426,643)	4,851,802
Purchases of premises and equipment	(720,136)	(656,320)

Net cash (used in) investing activities	$(11,262,503)	$(2,467,054)

Cash Flows From Financing Activities
Increase (decrease) in demand, savings, and other interest-bearing deposits	7,136,562	(2,938,187)
Net increase in time deposits	5,728,334	6,763,241
Net (decrease) in securities sold under repurchase agreements and federal funds purchased	(3,411,937)	(1,804,555)
Proceeds from issuance of common stock	77,456	77,477
Dividends paid	(405,836)	(401,533)
Repurchase of common stock	—	(20,770)

Net cash provided by financing activities	$9,124,579	$1,675,673

Net increase (decrease) in cash and due from banks	(956,790)	39,624

Cash and due from banks at beginning of period	5,247,480	5,015,762

Cash and due from banks at end of period	$4,290,690	$5,055,386

Supplemental Schedule of Cash Flow Information:
Interest paid	$1,616,576	$2,227,729

Income taxes paid	—	12,086

Unrealized gain on investment securities	140,245	324,745

Change in pension measurement date	—	52,150

Loans transferred to other real estate owned	438,000	342,167

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2008 Annual Report to Shareholders.

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at March 31, 2009, and December 31, 2008, follow:

Available-for-sale securities March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(unaudited)
U.S. Government agencies	$1,614,419	$47,388	$—	$1,661,807
State and municipal obligations	28,198,791	462,957	(214,103)	28,447,645
Restricted securities	2,238,500	—	—	2,238,500

	$32,051,710	$510,345	$(214,103)	$32,347,952

Available-for-sale securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$1,622,084	$52,279	$(1,426)	$1,672,937
State and municipal obligations	30,934,959	288,096	(182,951)	31,040,104
Restricted securities	2,254,100	—	—	2,254,100

	$34,811,143	$340,375	$(184,377)	$34,967,141

Held-to-maturity securities March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(unaudited)
State and municipal obligations	$489,850	$4,420	$—	$494,270

Held-to-maturity securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$486,097	$4,718	$—	$490,815

Securities with a market value of $12.7 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of March 31, 2009. The market value of pledged securities at year-end 2008 was $9.9 million.

Securities in an unrealized loss position at March 31, 2009 and December 31, 2008, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management has the intent and demonstrated ability to hold securities to scheduled maturity or call dates. Bonds with unrealized loss positions at March 31, 2009 included 14 municipal bonds, as shown below.

March 31, 2009 (unaudited)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$—	$—	$—	$—
States and municipal obligations	5,127,027	214,103	—	—	5,127,027	214,103

Total temporarily impaired securities	$5,127,027	$214,103	$—	$—	$5,127,027	$214,103

December 31, 2008	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$58,675	$1,426	$58,675	$1,426
States and municipal obligations	8,850,276	182,951	—	—	8,850,276	182,951

Total temporarily impaired securities	$8,850,276	$182,951	$58,675	$1,426	$8,908,951	$184,377

Note 3: Loans

The components of loans were as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
Mortgage loans on real estate:
Construction	$33,825,885	$36,506,103
Secured by farmland	78,512	80,313
Secured by 1-4 family residential	142,540,990	142,317,668
Other real estate loans	44,125,544	43,669,144
Commercial and industrial loans (not secured by real estate)	15,482,548	13,913,946
Consumer installment loans	8,915,721	8,602,716
All other loans	7,143,242	6,304,383
Net deferred loan costs and fees	920,199	857,465

Total loans	$253,032,641	$252,251,738
Allowance for loan losses	(2,439,352)	(2,552,091)

Loans, net	$250,593,289	$249,699,647

Loans upon which the accrual of interest has been discontinued totaled $4.8 million as of March 31, 2009 and $6.0 million as of December 31, 2008.

Note 4: Allowance for Loan Losses

	March 31, 2009	December 31, 2008	March 31, 2008
	(unaudited)		(unaudited)
Balance, beginning of year	$2,552,091	$2,347,244	$2,347,244
Provision for loan losses	95,001	394,255	15,238
Recoveries	30,183	14,330	6,252
Loans charged off	(237,923)	(203,738)	(61,210)

Balance, end of period	$2,439,352	$2,552,091	$2,307,524

Information about impaired loans is as follows:

for the three months and twelve months ended:	March 31, 2009	December 31, 2008
	(unaudited)
Impaired loans for which an allowance has been provided	$3,979,825	$3,093,247
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$3,979,825	$3,093,247

Allowance provided for impaired loans, included in the allowance for loan losses	$1,180,803	$1,098,126

Average balance impaired loans	$4,099,045	$3,334,047

Interest income recognized (collected $31,270 and $128,439, respectively)	$31,456	$147,292

At March 31, 2009 and December 31, 2008, non-accrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, totaled $2,614,714 and $4,285,607, respectively. If interest on these loans had been accrued, such income would have approximated $55,678 during the three months ended March 31, 2009 and $219,460 during the year ended December 31, 2008.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Three months ended (Unaudited)	March 31, 2009		March 31, 2008
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,387,641	$0.09	2,363,614	$0.21

Effect of dilutive securities:
Stock options	—		—

Diluted earnings per share	2,387,641	$0.09	2,363,614	$0.21

As of March 31, 2009 and 2008, options on 176,481 and 145,353 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $3,347 during the first three months of 2009. As of March 31, 2009, there was no unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were no options granted and none exercised during the three month period ended March 31, 2009.

Stock option plan activity for the three months ended March 31, 2009 is summarized below:

(unaudited)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1	176,481	$14.75	5.7

Granted	—	—
Forfeited	—	—
Exercised	—
Expired	—	—
Options outstanding, March 31	176,481	$14.75	5.5	$—

Options exercisable, March 31	143,481	$15.38	4.7	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on changes in the market value of the Company’s stock. At March 31, 2009, the exercise price of all options outstanding exceeded the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at March 31, 2009 and December 31, 2008, as reflected on the consolidated balance sheets was $2,807,842. In accordance with SFAS Nos. 141 (“SFAS 141”), Business Combinations, and 142 (“SFAS 142”), Goodwill and Other Intangible Assets, management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually, and there was no impairment recorded in the first quarter of 2009 or 2008.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

(unaudited)	Pension Benefits		Post Retirement Benefits
Three months ended March 31,	2009	2008	2009	2008
Service cost	$77,245	$78,440	$5,359	$4,722
Interest cost	61,092	62,167	7,408	6,833
Expected return on plan assets	(60,895)	(93,512)	—	—
Amortization of unrecognized prior service cost	1,166	4,093	—	—
Amortization of unrecognized net loss	26,495	962	46	31
Amortization of transition obligation	—	—	728	728

Net periodic benefit cost	$105,103	$52,150	$13,541	$12,314

The Company intends to contribute $450,000 to its pension plan and $20,149 to its post-retirement benefit plan in 2009. The Company has made the pension plan contribution in full and has contributed $3,184 toward the post-retirement plan during the first three months of 2009.

Note 9: FHLB Advances

On March 31, 2009, the Bank had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate any of the advances on any quarterly payment date.

Advances on the FHLB line is secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Total borrowing capacity is approximately $65 million. Remaining available credit is $27 million.

Note 10: Fair Value Measurements

The Company adopted SFAS No.157 (“SFAS 157”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$30,109,452		$30,109,452

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at March 31, 2009
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$2,799,022	$—	$—	$2,799,022

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of the Company. This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

EXECUTIVE SUMMARY

Interest margins remain one of management’s primary challenges in 2009. The Federal Open Market Committee began precipitously reducing the Federal funds target rate in the fourth quarter of 2007, and continued the reductions throughout 2008. This rate dropped 4.00 percentage points from December of 2007 to December of 2008. It now stands at an historic low of 0.00% to 0.25%. Throughout 2008, as loan rates decreased, reducing interest income, management was able to decrease deposit rates, reducing interest expense. However, further reductions in deposit rates will hamper the Bank’s ability to maintain funding sources, due to extraordinary competition for time deposits. As a result, loan yields continue to deteriorate as existing loan rates adjust downward and mortgage holders flock to refinance at historically low rates.

Another primary challenge that remains into 2009 is minimal loan growth. Although the Bank originates millions of dollars in new loans each month, the level of originations is not sufficient to offset normal levels of loan prepayments and payoffs. Additionally, potential loan customers are not meeting minimum underwriting standards. The result is that increases in loan volumes are not available to mitigate the effect of reductions in loan yields, causing interest income to decline materially.

However, the Company’s core capital levels and regulatory ratios remain strong. Given the challenging economic environment, management is guarding the Company’s capital closely. The Company is experiencing the effects of what has become a lengthy economic recession. More loans are impaired than we have traditionally experienced, others are no longer providing interest income, and regrettably, a few foreclosures have been unavoidable. However, levels of delinquent loans and nonaccrual loans have declined during the first quarter of 2009. Further, recoveries on previously charged off loans have increased. If these trends continue, these could be signs of a strengthening economy.

In the non-interest expense area, all banks in the United States will be experiencing dramatic increases in FDIC insurance assessments. This is because the FDIC’s Deposit Insurance Fund has fallen below 1.15% of insurable domestic deposits, which compels the FDIC to increase assessments. As a result, not only has the FDIC doubled the insurance premiums for most banks, but it will be collecting a special assessment in September, 2009, that will likely triple this expense for the full year 2009. For our Bank, the quarterly premium will increase in June, 2009 from approximately $45,000 to approximately $90,000. Then, the special assessment could cost the Bank up to an estimated additional $180,000 to $500,000.

Management continues to control salaries and benefits expense by restructuring responsibilities among existing employees as attrition occurs. Delays in non-essential capital expenditures are providing relief in related depreciation expense.

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

EARNINGS SUMMATION

For the three months ended March 30, 2009, net income was $219 thousand, a decrease of 54.9% compared to the $486 thousand for the similar period in 2008, but up 24.4% from the $176 thousand for the prior quarter ended December 31, 2008. Diluted earnings per average share for the three months ended March 31, 2009 were $0.09 as compared to $0.21 for the three months ended March 31, 2008. Annualized return on average assets was 0.3% and 0.6% for the three-month periods ended March 31, 2009 and 2008, respectively. Annualized return on average equity was 3.3% for the three months ended March 31, 2009, down from 7.1% for the similar period ended March 31, 2008.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the three months ended March 31, 2009 was $2.5 million, a decrease of 8.46% compared to the three months ended March 31, 2008. Net interest income after the provision for loan losses is down 11.4% for the same period comparison.

Although interest income declined by $775 thousand for the year-to-date period ended March 31, 2009 compared to the same period in 2008, decreases in interest expense of $543 thousand for the same period comparison helped to minimize the decrease in net interest income, leaving net interest income (before the provision for loan losses) down only $232 thousand. The $775 thousand decrease in interest income was driven mainly by reduced loan yields, a result of reductions in the Wall Street Prime Rate, which affects adjustable and variable-rate loans. The $543 thousand decrease in interest expense was primarily due to reductions in rates.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis) (Dollars in thousands)	Three months ended 3/31/2009			Three months ended 3/31/2008
	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate
INTEREST EARNING ASSETS:
Taxable investments	$13,933	$139	3.99%	$21,118	$270	5.11%
Tax-exempt investments (1)	19,990	271	5.43%	21,224	297	5.60%

Total Investments	33,923	410	4.84%	42,342	567	5.36%

Gross loans (2)	252,345	3,839	6.10%	257,135	4,428	6.89%
Interest-bearing deposits	7,320	6	0.36%	401	4	5.45%
Fed funds sold	6,592	4	0.23%	6,277	44	2.80%

TOTAL INTEREST EARNING ASSETS	$300,180	$4,259	5.68%	$306,155	$5,043	6.59%

INTEREST-BEARING LIABILITIES:
Savings deposits	$45,125	$106	0.95%	$51,281	$290	2.26%
NOW deposits	33,067	42	0.52%	35,045	86	0.98%
Time deposits >= $100,000	53,465	470	3.57%	48,224	560	4.65%
Time deposits < $100,000	69,776	615	3.57%	68,276	750	4.39%
Money market deposit accounts	18,205	77	1.72%	18,551	130	2.80%

Total interest bearing deposits	$219,638	$1,310	2.42%	$221,377	$1,816	3.28%

Fed funds purchased	8	—	0.25%	112	—	3.66%
Securities sold to repurchase	5,734	4	0.28%	6,915	37	2.14%
FHLB advance	30,000	342	4.62%	30,000	346	4.61%

TOTAL INTEREST-BEARING LIABILITIES	$255,380	$1,656	2.63%	$258,404	$2,199	3.40%

Net interest income/yield on earning assets		$2,603	3.47%		$2,844	3.72%
Net interest rate spread			3.05%			3.19%

Notes:

(1)-Yield and income assumes a federal tax rate of 34%.

(2)-Includes Visa Program & nonaccrual loans.

The annualized net interest margin was 3.47% for the three months ended March 31, 2009, compared to 3.72% for the same period in 2008. The main reason for this decline is reductions in the Wall Street Prime Rate throughout 2008, as mentioned earlier. Although reductions in the federal funds target rate have provided some relief by allowing the Bank to reduce the cost of deposits, the cost of funding has not declined as much as the yield on earning assets.

Average interest-earning assets decreased 2.0% to $300.2 million for the three months ended March 31, 2009 as compared to $306.2 million for the three months ended March 31, 2008. Average interest-earning assets as a percent of total average assets was 92.3% for the three months ended March 31, 2009 as compared to 93.3% for the comparable period of 2008. As shown above, for the three months ended March 31, 2009, the loan portfolio with $252.3 million is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 1.2% to $255.4 million for the three months ended March 31, 2009, as compared to $258.4 million for the three months ended March 31, 2008. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $123.2 million for the three months ended March 31, 2009.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, was 3.05% for the three months ended March 31, 2009 and 3.19% for the same period in 2008.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold, interest-bearing deposits at the Federal Reserve, and investments that mature in one year or less provide the major sources of funding for liquidity needs. On March 31, 2009, federal funds sold totaled $8.2 million, interest-bearing deposits at the Federal Reserve totaled $10.8 million, and securities maturing in one year or less totaled $9.1 million, for a total pool of $17.3 million. The liquidity ratio as of March 31,2009 was 16.1% as compared to 12.4% as of December 31, 2008. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. Recently, to provide an additional cushion in these uncertain times, management has chosen to hold funds received from maturing securities in cash instead of reinvesting those funds in new securities. In addition, as noted earlier, the Company has a line of credit with the FHLB worth $65 million, plus federal funds lines with several correspondent banks.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CAPITAL RESOURCES

From December 31, 2008 to March 31, 2009, total shareholders’ equity remained essentially unchanged at $26.3 million. Several factors impact shareholder’s equity, including the Company’s commitment to returning earnings to its shareholders through dividends while meeting regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive loss was $27.5 million on March 31, 2009 compared to $27.6 million on December 31, 2008. Accumulated other comprehensive loss decreased by $93 thousand between December 31, 2008 and March 31, 2009, a result of unrealized gains in the investment portfolio.

Book value per share, basic, on March 31, 2009, compared to December 31, 2008, decreased by less than 1.0% to $10.97 from $11.01. Book value per share, basic, before accumulated comprehensive loss on March 31, 2009, compared to December 31, 2008, decreased to $11.46 from $11.55. Cash dividends paid for each of the three-month periods ended March 31, 2009, December 31, 2008, and March 31, 2008 were $0.17 per share. Of the 5,000,000 common shares authorized, 2,395,571 are outstanding.

The Company began a share repurchase program in August of 1999 and has continued the program into 2009. No repurchases were made during the first three months of 2009, compared to shares repurchased at a cost of $21 thousand during the comparable period in 2008.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of March 31, 2009, the Bank maintained Tier 1 capital of $24.1 million, net risk weighted assets of $240.6 million, and Tier 2 capital of $2.4 million. On March 31, 2009, the Tier 1 capital to risk weighted assets ratio was 10.0%, the total capital ratio was 11.0%, and the Tier 1 leverage ratio was 7.6%.

FINANCIAL CONDITION

Total assets increased by 3.1% to $327.8 million during the three months ended March 31, 2009. Cash and cash equivalents, which produce no income, decreased to $4.3 million on March 31, 2009, from $5.2 million at year-end 2008.

During the three months ended March 31, 2009, gross loans increased by $781 thousand or 0.3%, to $253.0 million from $252.3 million at year-end 2008. The largest component of this increase was commercial and industrial loans with an 11.3% increase to $15.5 million.

Compared to the first quarter of 2008, when the Company charged off loans totaling $55 thousand, net of recoveries, the $208 thousand of net charge-offs during the first quarter of 2009 is higher. However, management is confident that the level of net charge-offs during this most recent quarter are an anomaly, and does not expect similar amounts in future quarters. For the comparable period in 2008, total loans charged off were $55 thousand, net of recoveries. The Company maintained $1.4 million of other real estate owned (“OREO”) as of March 31, 2009, compared to $1.0 million at year-end 2008. All properties maintained as OREO are actively marketed.

The provision for loan losses amounted to $95 thousand during the three months ended March 31, 2009, compared to $242 thousand for the fourth quarter of 2008, and $15 thousand for the first quarter of 2008. Due to the unusual amount of charge-offs discussed above, which were anticipated, as evidenced by the increased provision in 2008’s fourth quarter, the allowance for loan losses, as a percentage of total loans, was 0.96% at March 31, 2009, compared to 1.01% at December 31, 2008. To determine the necessary provision, the allowance for loan losses is analyzed quarterly for adequacy on a loan-by-loan basis, plus with a set of weighted factors addressing such considerations as the national and local economies, changes in non-performing assets, competition and trends in growth, among others. Additional provision was deemed unnecessary for the first quarter of 2009, as management anticipates that planned provision expense will more than offset charge-offs in the coming quarter. Also, in order to reduce potential charge-offs, management has been proactively addressing troubled assets to obtain additional collateral, as appropriate.

As of March 31, 2009, $4.0 million of loans were considered impaired, of which $1.6 million were on non-accrual status. Compared to December 31, 2008, impaired loan balances have increased by $887 thousand. Impaired loans are identified based on SFAS No. 114. Specific reserves established on impaired loans increased by $83 thousand from December 31, 2008.

Loans no longer accruing interest totaled $4.8 million as of March 31, 2009, down from $6.0 million as of year-end 2008. Loans still accruing interest but delinquent for 90 days or more totaled $527 thousand on March 31, 2009, as compared to $395 thousand on December 31, 2008. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of March 31, 2009, securities available for sale at market value totaled $32.3 million as compared to $35.0 million on December 31, 2008. This represents a net decrease of $2.6 million or 7.5% for the three months. Securities classified as held-to-maturity at book value were $490 thousand as of March 31, 2009, compared to $486 thousand at December 31, 2008. As of March 31, 2009, the investment portfolio represented 10.0% of total assets and 10.8% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the unrealized losses to be other than temporarily impaired.

As of March 31, 2009, total deposits were $263.9 million compared to $251.0 million at year-end 2008. This represents an increase in balances of $12.9 million or 5.1% during the three months. Components of this increase include savings and interest-bearing demand deposits with a 3.9% increase to $98.8 million, non interest-bearing deposits with a 9.2% increase to $40.5 million and time deposits with a 4.8% increase to $124.6 million.

On June 4, 2008, the Bank opened a new branch office in Burgess, Northumberland County, Virginia. This is the Bank’s 8th retail office and a strategic extension of its market into the financially attractive eastern region of that county.

The Bank’s latest new office, in Colonial Beach, Virginia, was opened on March 11, 2009. This is the Bank’s 9th retail office and the 2nd in Westmoreland County, another strategic extension of its market to that county’s western end.

These new offices will result in increases to depreciation and related expense. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits well in excess of costs over time, and are essential to the continued growth of the Company. A well-trained and motivated staff is present in each office to establish the same long-term personal relationships provided to current customers.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income of $683 thousand for the three months ended March 31, 2009, is down from $744 thousand for the three months ended March 31, 2008. Declines were due mainly to declines in income from fiduciary activities and secondary market lending fees. Income from Investment Advantage was $92 thousand, down from $94 thousand for the same quarter of 2008.

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

NON-INTEREST EXPENSE

For the three months ended March 31, 2009, non-interest expenses were $2.9 million, an increase of 0.4% compared to the same period in 2008. During this continued economic downturn, management has been and continues to actively manage all expenses. The largest components of non-interest expense are salaries and benefits, and occupancy expense. For the three months ended March 31, 2009, compared to the same period in 2008, management reduced salary and benefit expense by 0.4%. Occupancy expense is up by 10.2% to $460 thousand, due mainly to the Bank’s newest two branch offices, discussed above.

Other non-interest expenses include bank franchise taxes which were down to $42 thousand for the first three months of 2009 compared to $52 thousand for the same period in 2008; expenses related to the Visa® program which were down to $128 thousand for the first three months of 2009 compared to $133 thousand for the same period in 2008; and telephone expenses which were down to $42 thousand for the current period compared to $48 thousand for the same period in 2008. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications. Other expenses were down to $664 thousand for the current period as compared to $668 thousand for the three months ended March 31, 2008, even though FDIC insurance assessments increased by $43 thousand within this category.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB)” issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company/Bank does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of March 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2009. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended March 31, 2009.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2009.

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

Bay Banks of Virginia, Inc.
(Registrant)

May 11, 2009	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)