Form 10-Q
period 2009-06-30
BAY BANKS OF VIRGINIA INC
filed 2009-08-07
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

2,399,541 shares of common stock on August 6, 2009

FORM 10-Q

For the interim period ending JUNE 30, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Cash and due from banks	$4,478,044	$5,247,480
Interest-bearing deposits	11,143,795	363,425
Federal funds sold	9,121,461	7,250,753
Securities available for sale, at fair value	36,747,280	34,967,141
Securities held to maturity, at amortized cost (fair value, $497,300 and $490,815)	493,624	486,097
Loans, net of allowance for loan losses of $2,460,068 and $2,552,091	245,180,487	249,699,647
Premises and equipment, net	13,757,841	13,317,619
Accrued interest receivable	1,306,168	1,300,324
Other real estate owned	1,860,713	1,004,475
Goodwill	2,807,842	2,807,842
Other assets	1,364,266	1,505,710

Total assets	$328,261,521	$317,950,513

LIABILITIES
Noninterest-bearing deposits	$41,642,981	$37,106,404
Savings and interest-bearing demand deposits	100,811,881	95,106,834
Time deposits	120,138,041	118,836,194

Total deposits	$262,592,903	$251,049,432

Federal funds purchased and securities sold under repurchase agreements	7,305,519	8,341,848
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	2,117,930	2,271,003
Commitments and contingencies	—	—

Total liabilities	$302,016,352	$291,662,283

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding- 2,399,541 and 2,387,272 shares, respectively)	$11,997,707	$11,936,362
Additional paid-in capital	4,831,868	4,776,604
Retained Earnings	10,574,671	10,855,078
Accumulated other comprehensive (loss), net	(1,159,077)	(1,279,814)

Total shareholders’ equity	$26,245,169	$26,288,230

Total liabilities and shareholders’ equity	$328,261,521	$317,950,513

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter ended June 30, 2009	Quarter ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008

INTEREST INCOME
Loans, including fees	$3,812,122	$4,098,463	$7,651,425	$8,525,744
Securities:
Taxable	174,845	222,869	320,215	498,596
Tax-exempt	165,575	193,066	344,460	388,593
Federal funds sold	2,340	93,860	6,016	137,599

Total interest income	4,154,882	4,608,258	8,322,116	9,550,532

INTEREST EXPENSE
Deposits	1,258,051	1,626,732	2,568,468	3,443,145
Federal funds purchased	40	—	52	257
Securities sold under repurchase agreements	3,270	15,182	7,098	52,010
FHLB advances	345,990	343,990	688,178	689,980

Total interest expense	1,607,351	1,985,904	3,263,796	4,185,392

Net interest income	2,547,531	2,622,354	5,058,320	5,365,140
Provision for loan losses	185,692	62,000	280,693	77,238

Net interest income after provision for loan losses	2,361,839	2,560,354	4,777,627	5,287,902

NON-INTEREST INCOME
Income from fiduciary activities	151,205	161,644	291,677	329,890
Service charges and fees on deposit accounts	169,686	172,686	326,766	337,800
VISA-related fees	193,748	230,971	355,581	390,218
Other service charges and fees	190,918	247,776	359,932	422,202
Secondary market lending fees	74,909	40,412	126,178	97,689
Other real estate (losses)	—	(51,008)	—	(51,008)
Gains on sale of securities available for sale	5,426	20,800	7,417	33,720
Net (losses) on other investments	—	(79,995)	—	(79,995)
Other income	8,235	7,490	9,414	14,490

Total non-interest income	794,127	750,776	1,476,965	1,495,006

NON-INTEREST EXPENSES
Salaries and employee benefits	1,546,670	1,463,980	3,076,193	2,999,181
Occupancy expense	500,729	415,358	960,839	832,761
Bank franchise tax	41,970	51,789	83,940	103,578
Visa expense	158,354	190,320	285,909	323,428
Telephone expense	41,861	48,908	83,461	96,984
FDIC Assessments	230,453	7,295	281,096	14,844
Other expense	654,552	602,477	1,267,668	1,262,815

Total non-interest expenses	3,174,589	2,780,127	6,039,106	5,633,591

Net income (loss) before income taxes	(18,623)	531,003	215,486	1,149,317
Income tax expense (benefit)	(68,654)	146,890	(53,678)	279,591

Net income	$50,031	$384,113	$269,164	$869,726

Basic Earnings Per Share
Average basic shares outstanding	2,395,746	2,367,890	2,391,716	2,365,851
Earnings per share, basic	$0.02	$0.16	$0.11	$0.37

Diluted Earnings Per Share
Average diluted shares outstanding	2,395,746	2,367,890	2,391,716	2,365,851
Earnings per share, diluted	$0.02	$0.16	$0.11	$0.37

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at January 1, 2008	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863
Comprehensive Income:
Net Income	—	—	869,726	—	869,726
Changes in unrealized holding (losses) On securities arising during the period, net of taxes of ($18,888)	—	—	—	(36,665)	(36,665)
Reclassification adjustment for securities gains included in net income, net of taxes of ($11,465)	—	—	—	(22,255)	(22,255)

Total comprehensive income					810,806
Effects of changing the pension plan measurement date pursuant to FAS158, net of tax benefit of ($17,731)	—	—	(34,419)		(34,419)
Cash dividends paid —$0.34 per share	—	—	(803,945)	—	(803,945)
Stock repurchases	(17,080)	(25,706)	—	—	(42,786)
Stock-based compensation	—	17,510	—	—	17,510
Sale of common stock:
Dividends Reinvested	65,350	89,819	—	—	155,169

Balance at June 30, 2008	$11,867,853	$4,725,450	$10,991,155	$(409,260)	$27,175,198

Balance at January 1, 2009	$11,936,362	$4,776,604	$10,855,078	$(1,279,814)	$26,288,230

Comprehensive Income:
Net Income	—	—	269,164	—	269,164
Changes in unrealized holding gains On securities arising during the period, net of taxes of $64,720	—	—	—	125,632	125,632
Reclassification adjustment for securities gains included in net income, net of taxes of ($2,522)	—	—	—	(4,895)	(4,895)

Total comprehensive income					389,901
Cash dividends paid —$0.23 per share	—	—	(549,571)	—	(549,571)
Stock-based compensation	—	11,961	—	—	11,961
Sale of common stock:
Dividends Reinvested	61,345	43,303	—	—	104,648

Balance at June 30, 2009	$11,997,707	$4,831,868	$10,574,671	$(1,159,077)	$26,245,169

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended

	June 30, 2009	June 30, 2008

Cash Flows From Operating Activities
Net Income	$269,164	$869,726

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	449,752	406,056
Net amortization and accretion of securities	9,710	5,340
Provision for loan losses	280,693	77,238
Stock-based compensation	11,961	17,510
Deferred income tax expense (benefit)	(10,710)	—
(Gain) on securities available-for-sale	(7,417)	(33,720)
Loss on sale of other real estate	—	51,008
Net loss on other investments	—	79,995
(Increase) decrease in accrued income and other assets	678,377	(379,371)
Increase (decrease) in other liabilities	(747,338)	364,250

Net cash provided by operating activities	934,192	$1,458,032

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	3,697,161	2,195,495
Proceeds from sales of available-for-sale securities	1,544,499	9,745,800
Purchases of available-for-sale securities	(6,848,684)	(6,839,275)
(Increase) decrease in interest bearing deposits in other banks	(10,780,370)	24,609
(Increase) in federal funds sold	(1,870,708)	(12,796,358)
Loan principal collections, net	3,382,229	9,593,570
Proceeds from sale of other real estate	—	334,113
Purchases of premises and equipment	(889,974)	(1,173,429)

Net cash provided by (used in) investing activities	$(11,765,847)	$1,084,525

Cash Flows From Financing Activities
Increase (decrease) in demand, savings, and other interest-bearing deposits	10,241,624	(1,995,713)
Net increase in time deposits	1,301,847	707,913
Net (decrease) in securities sold under repurchase agreements and federal funds purchased	(1,036,329)	(429,130)
Proceeds from issuance of common stock	104,648	155,169
Dividends paid	(549,571)	(803,945)
Repurchase of common stock	—	(42,786)

Net cash provided by (used in) financing activities	$10,062,219	$(2,408,492)

Net increase (decrease) in cash and due from banks	(769,436)	134,065

Cash and due from banks at beginning of period	5,247,480	5,015,762

Cash and due from banks at end of period	$4,478,044	$5,149,827

Supplemental Schedule of Cash Flow Information:
Interest paid	$3,314,061	$4,270,294

Income taxes paid	—	222,624

Unrealized gain (loss) on investment securities	182,935	(89,273)

Change in pension measurement date	—	52,150

Loans transferred to other real estate owned	856,238	377,167

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

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at June 30, 2009, and December 31, 2008, follow:

Available-for-sale securities June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(unaudited)

U.S. Government agencies	$1,606,090	$42,249	$(453)	$1,647,886
State and municipal obligations	32,563,758	489,785	(192,649)	32,860,894
Corporate bonds	—	—	—	—
Restricted securities	2,238,500	—	—	2,238,500

	$36,408,348	$532,034	$(193,102)	$36,747,280

Available-for-sale securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$1,622,084	$52,279	$(1,426)	$1,672,937
State and municipal obligations	30,934,959	288,096	(182,951)	31,040,104
Corporate bonds	—	—	—	—
Restricted securities	2,254,100	—	—	2,254,100

	$34,811,143	$340,375	$(184,377)	$34,967,141

Held-to-maturity securities June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(unaudited)

State and municipal obligations	$493,624	$3,676	$—	$497,300

Held-to-maturity securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

State and municipal obligations	$486,097	$4,718	$—	$490,815

Securities with a market value of $11.5 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of June 30, 2009. The market value of pledged securities at year-end 2008 was $9.9 million.

Securities in an unrealized loss position at June 30, 2009 and December 31, 2008, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, they do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at June 30, 2009 included 17 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
June 30, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
(unaudited)

U.S. Government agencies	$53,196	$453	$—	$—	$53,196	$453
States and municipal obligations	4,637,322	103,541	1,214,905	89,108	5,852,227	192,649

Total temporarily impaired securities	$4,690,518	$103,994	$1,214,905	$89,108	$5,905,423	$193,102

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$—	$—	$58,675	$1,426	$58,675	$1,426
States and municipal obligations	8,850,276	182,951	—	—	8,850,276	182,951

Total temporarily impaired securities	$8,850,276	$182,951	$58,675	$1,426	$8,908,951	$184,377

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $1.9 million at June 30, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Company does not consider this investment to be other than temporarily impaired at June 30, 2009 and no impairment has been recognized.

Note 3: Loans

The components of loans were as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
Mortgage loans on real estate:
Construction	$33,078,130	$36,506,103
Secured by farmland	1,479,212	80,313
Secured by 1-4 family residential	139,239,831	142,317,668
Other real estate loans	43,631,937	43,669,144
Commercial and industrial loans (not secured by real estate)	14,629,239	13,913,946
Consumer installment loans	9,446,433	8,602,716
All other loans	5,209,947	6,304,383
Net deferred loan costs and fees	925,826	857,465

Total loans	$247,640,555	$252,251,738
Allowance for loan losses	(2,460,068)	(2,552,091)

Loans, net	$245,180,487	$249,699,647

Loans upon which the accrual of interest has been discontinued totaled $3.8 million as of June 30, 2009 and $6.0 million as of December 31, 2008.

Note 4: Allowance for Loan Losses

	June 30, 2009	December 31, 2008	June 30, 2008
	(unaudited)		(unaudited)
Balance, beginning of year	$2,552,091	$2,347,244	$2,347,244
Provision for loan losses	280,693	394,255	77,238
Recoveries	78,188	14,330	8,507
Loans charged off	(450,904)	(203,738)	(79,979)

Balance, end of year	$2,460,068	$2,552,091	$2,353,010

Information about impaired loans is as follows:

for the six months and twelve months ended:

	June 30, 2009	December 31, 2008
	(unaudited)
Impaired loans for which an allowance has been provided	$4,512,357	$3,093,247
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$4,512,357	$3,093,247

Allowance provided for impaired loans, included in the Allowance for loan losses	$1,482,410	$1,098,126

Average balance impaired loans	$4,747,230	$3,334,047

Interest income recognized (collected $42,817 and $128,439, respectively)	$47,036	$147,292

At June 30, 2009 and December 31, 2008, non-accrual loans excluded from impaired loan disclosure under Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, totaled $1,683,970 and $4,285,607, respectively. If interest on these loans had been accrued, such income would have approximated $65,366 during the six months ended June 30, 2009 and $219,460 during the year ended December 31, 2008.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,395,746	$0.02	2,367,890	$0.16	2,391,716	$0.11	2,365,851	$0.37

Effect of dilutive securities: Stock options	—		—		—		—

Diluted earnings per share	2,395,746	$0.02	2,367,890	$0.16	2,391,716	$0.11	2,365,851	$0.37

As of June 30, 2009 and 2008, options on 186,026 and 149,408 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $12 thousand during the first six months of 2009. As of June 30, 2009, there was $9 thousand unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 42,600 options granted and no options exercised during the six month period ended June 30, 2009.

Stock option plan activity for the three months ended June 30, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	176,481	$14.75	4.9	$—

Granted	42,600	8.09
Forfeited	(21,685)	12.48
Exercised	—	—	—
Expired	(11,370)	15.82

Options outstanding, June 30	186,026	13.42	6.3	$—

Options exercisable, June 30	150,926	14.69	5.5	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on changes in the market value of the Company’s stock. At June 30, 2009, the exercise price of all options outstanding exceeded the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at June 30, 2009 and December 31, 2008, as reflected on the consolidated balance sheets was $2,807,842. In accordance with SFAS Nos. 141 (“SFAS 141”), Business Combinations, and 142 (“SFAS 142”), Goodwill and Other Intangible Assets, management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually, and there was no impairment recorded in 2008.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
Six months ended June 30,	2009	2008	2009	2008
Service cost	$154,487	$156,879	$10,717	$9,444
Interest cost	122,184	124,335	14,816	13,666
Expected return on plan assets	(121,789)	(187,025)	—	—
Amortization of unrecognized prior service cost	2,333	8,186	—	—
Amortization of unrecognized net loss	52,990	1,925	92	61
Amortization of transition obligation	—	—	1,457	1,456

Net periodic benefit cost	$210,205	$104,300	$27,082	$24,627

The Company intends to contribute $450,000 to its pension plan and $20,149 to its post-retirement benefit plan in 2009. The Company has made the pension plan contribution in full and has contributed $6,368 toward the post-retirement plan during the first six months of 2009.

Note 9: FHLB Advances

On June 30, 2009, the Bank had Federal Home Loan Bank of Atlanta (“FHLB”) debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate any of the advances on any quarterly payment date.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Total borrowing capacity is approximately $64 million. Remaining available credit is $32 million.

Note 10: Fair Value Measurements

The Company adopted SFAS No. 157 (“SFAS 157”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the Financial Accounting Standards Board (“the FASB”) issued Staff Position FSP No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 deferred the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, until the second quarter of 2009. Thus, the Company has begun to fully apply SFAS 157.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$34,508,780		$34,508,780

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

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at the lower of their carrying value or fair value less cost to sell. Management believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Management estimates the fair value of real estate acquired through foreclosure at an estimated fair value less costs to sell. At or near the time of foreclosure, the bank obtains real estate appraisals on the properties acquired through foreclosure. The real estate is then valued at the lesser of the loan balance, including interest receivable, or the appraised value at the time of foreclosure less an estimate of costs to sell the property.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at June 30, 2009
Description	Balance as of June 30,2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation allowance	$3,029,947	$—	$—	$3,029,947

Other real estate owned	$1,860,713	$—	$—	$1,860,713

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,478,044	$4,478,044	$5,247,480	$5,247,480
Interest-bearing deposits	11,143,795	11,143,795	363,425	363,425
Federal funds sold	9,121,461	9,121,461	7,250,753	7,250,753
Securities available-for-sale	36,747,280	36,747,280	34,967,141	34,967,141
Securities held-to-maturity	493,624	497,300	486,097	490,815
Loans, net	245,265,487	244,820,577	249,699,647	249,574,054
Accrued interest receivable	1,306,168	1,306,168	1,300,324	1,300,324

Financial Liabilities:
Non-interest-bearing liabilities	$41,642,981	$41,642,981	$37,106,404	$37,106,404
Savings and other interest-bearing deposits	100,811,881	100,811,881	95,106,834	95,106,834
Time deposits	120,138,041	123,347,347	118,836,194	120,829,776
Securities sold under repurchase agreements	7,305,519	7,305,519	8,341,848	8,341,848
FHLB advances	30,000,000	27,744,446	30,000,000	27,025,520
Accrued interest payable	344,858	344,858	395,123	395,123

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

At June 30, 2009 and December 31, 2008, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

All banks holding federally insured deposits in the United States will be experiencing dramatic increases in FDIC insurance premiums. This is because the FDIC’s Deposit Insurance Fund has fallen below 1.15% of insurable domestic deposits, which compels the FDIC to increase the cost of deposit insurance. As a result, not only has the FDIC doubled the insurance premiums for most banks, but it will be collecting a special assessment in September of 2009, and could levy additional special assessments as the year progresses. For the Bank, this special assessment is estimated to be $152 thousand and has been posted in its entirety in the month of June 2009. Including the special assessment, management currently estimates total FDIC expense for 2009 to be $550 thousand.

Interest margins remain one of management’s primary challenges in 2009. In December of 2008 the Federal Open Market Committee reduced the Federal funds target rate to an historic low range of 0.00% to 0.25%. As a result, loan yields deteriorated as existing loan rates adjusted downward and mortgage holders flocked to refinance at historically low rates, creating material reductions in interest income. Management has proactively reduced deposit rates, thereby reducing interest expense. However, reductions in interest expense have not been sufficient to offset reductions in interest income.

Another primary challenge that remains into 2009 is minimal loan growth. Although the Bank originates millions of dollars in new loans each month, overall demand for loans has fallen as consumers and businesses trim their spending and delay expansion plans. Additionally, the Bank continues to be prudent by not reaching for loan growth by reducing underwriting standards. The result is that increases in loan volumes are not available to mitigate the effect of reductions in loan yields, preventing growth in interest income.

However, the Company’s liquidity, core capital levels and regulatory ratios remain strong. The Bank remains well capitalized. Given the challenging economic environment, management is closely guarding the Company’s liquidity and capital. The Company is experiencing the effects of what has become a lengthy economic recession. Loans defined as impaired are greater than the levels the Company has traditionally experienced and greater than December 2008. However, non-accrual loans, which no longer provide interest income, are 37% lower than on December 2008. Additionally, loans past due 30 days or more are lower than those in a similar position on December 31, 2008. Finally, recoveries on previously charged off loans have increased. As supported by the reduction in the non-accrual and delinquent loans, Bank staff works diligently with borrowers who are experiencing financial difficulties to help them through these challenging times. For a more detailed discussion of non-performing loans and the allowance for loan losses, please refer to the Financial Condition section.

There are encouraging indications recently that the national economy may be improving. Monthly job losses are shrinking and existing home sales and values are up. In the Company’s market area, the foreclosure rate is among the lowest in the nation and going down, real estate values have been appreciating since January, consumer spending has been increasing since April, and unemployment is going down. All of these are very positive trends for the Company’s primary market area, including the Northern Neck.

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

Although media coverage continues on woes of the financial industry, the Company is proud of its conservative philosophy and service to its community. The Bank does not invest in exotic debt securities, nor does it have programs that originate Sub-Prime, Alt-A or other risky types of mortgages. All employees pay their ‘civic rent’ and the Bank is committed to investing in the communities in its market. Although earnings have not been at traditional levels, management is confident that the Company has a bright future once the dust from ‘the Great Recession’ settles.

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

EARNINGS SUMMATION

For the six months ended June 30, 2009, net income was $269 thousand, a decrease of 69.1% compared to the $870 thousand for the similar period in 2008. Diluted earnings per average share for the six months ended June 30, 2009 were $0.11 as compared to $0.37 for the six months ended June 30, 2008. Annualized return on average assets was 0.2% and 0.5% for the six-month periods ended June 30, 2009 and 2008, respectively. Annualized return on average equity was 2.0% for the six months ended June 30, 2009, down from 6.3% for the similar period ended June 30, 2008.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the six months ended June 30, 2009 was $5.1 million, a decrease of 5.72% compared to the six months ended June 30, 2008. Net interest income after the provision for loan losses is down 9.6% for the same period comparison.

Although interest income declined by $1.2 million for the year-to-date period ended June 30, 2009 compared to the same period in 2008, decreases in interest expense of $922 thousand for the same period comparison helped to minimize the decrease in net interest income, leaving net interest income (before the provision for loan losses) down only $307 thousand. The $1.2 million decrease in interest income was driven mainly by reduced loan yields, a result of reductions in the Wall Street Prime Rate, which affects adjustable and variable-rate loans. The $922 thousand decrease in interest expense was primarily due to reductions in rates.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis) (Dollars in thousands)	Six months ended 6/30/2009			Six months ended 6/30/2008
	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate

INTEREST EARNING ASSETS:
Taxable investments	$14,899	$305	4.09%	$19,281	$490	5.08%
Tax-exempt investments (1)	19,283	521	5.41%	20,872	589	5.65%

Total Investments	34,182	826	4.83%	40,153	1,079	5.38%

Gross loans (2)	251,559	7,651	6.10%	253,907	8,526	6.72%
Interest-bearing deposits	9,890	15	0.36%	369	9	4.88%
Fed funds sold	6,178	6	0.23%	12,723	138	2.17%

TOTAL INTEREST EARNING ASSETS	$301,809	$8,498	5.63%	$307,152	$9,752	6.35%

INTEREST-BEARING LIABILITIES:
Savings deposits	$45,162	$209	0.93%	$56,859	$628	2.21%
NOW deposits	34,024	80	0.47%	34,258	140	0.82%
Time deposits >= $100,000	52,986	925	3.52%	47,555	1,068	4.49%
Time deposits < $100,000	70,080	1,219	3.51%	64,311	1,372	4.27%
Money market deposit accounts	18,174	135	1.50%	18,782	235	2.50%

Total interest bearing deposits	$220,426	$2,568	2.35%	$221,765	$3,443	3.10%

Fed funds purchased	17	—	0.25%	56	—	3.66%
Securities sold to repurchase	6,016	7	0.23%	7,083	52	1.47%
FHLB advances	30,000	688	4.62%	30,000	690	4.60%

TOTAL INTEREST-BEARING LIABILITIES	$256,459	$3,263	2.57%	$258,903	$4,185	3.23%

Net interest income/yield on earning assets		$5,235	3.47%		$5,567	3.63%
Net interest rate spread			3.06%			3.12%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes Visa Program & nonaccrual loans.

The annualized net interest margin was 3.47% for the six months ended June 30, 2009, compared to 3.63% for the same period in 2008. The main reason for this decline is reductions in loan yield, as mentioned earlier. Although Bank management has been able to reduce deposit rates, the cost of funding has not declined as much as the yield on earning assets. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates.

Average interest-earning assets decreased 1.7% to $301.8 million for the six months ended June 30, 2009 as compared to $307.2 million for the six months ended June 30, 2008. Average interest-earning assets as a percent of total average assets was 93.4% for the six months ended June 30, 2009 as compared to 93.7% for the comparable period of 2008. As shown above, for the six months ended June 30, 2009, the loan portfolio with $251.6 million is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 0.9% to $256.5 million for the six months ended June 30, 2009, as compared to $258.9 million for the six months ended June 30, 2008. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $123.1 million for the six months ended June 30, 2009.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, was 3.06% for the six months ended June 30, 2009 and 3.12% for the same period in 2008.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold, interest-bearing deposits at the Federal Reserve, and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2009, federal funds sold totaled $9.1 million, interest-bearing deposits at the Federal Reserve totaled $11.1 million, and securities maturing in one year or less totaled $7.9 million, for a total pool of $28.1million. The liquidity ratio as of June 30, 2009 was 15.4% as compared to 12.4% as of December 31, 2008. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. In addition, as noted earlier, the Company has a line of credit with the FHLB worth $64 million, plus federal funds lines of credit with several correspondent banks.

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

CAPITAL RESOURCES

From December 31, 2008 to June 30, 2009, total shareholders’ equity declined slightly from $26.3 million to $26.2 million. Several factors impact shareholder’s equity, including the Company’s commitment to returning earnings to its shareholders through dividends while meeting regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive loss was $27.4 million on June 30, 2009 compared to $27.6 million on December 31, 2008. Accumulated other comprehensive loss decreased by $121 thousand between December 31, 2008 and June 30, 2009, a result of unrealized gains in the investment portfolio.

Book value per share, basic, on June 30, 2009, compared to December 31, 2008, decreased by less than 1.0% to $10.94 from $11.01. Book value per share, basic, before accumulated comprehensive loss on June 30, 2009, compared to December 31, 2008, decreased to $11.42 from $11.55. Cash dividends paid were $0.23 for the six-month period ended June 30, 2009, and $0.34 per share for the comparable period ended June 30, 2008. Of the 5,000,000 common shares authorized, 2,399,541 were outstanding on June 30, 2009.

The Company began a share repurchase program in August of 1999 and has continued the program into 2009. No repurchases were made during the first six months of 2009, compared to shares repurchased at a cost of $43 thousand during the comparable period in 2008.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of June 30, 2009, the Bank maintained Tier 1 capital of $24.0 million, net risk weighted assets of $241.4 million, and Tier 2 capital of $2.5 million. On June 30, 2009, the Tier 1 capital to risk weighted assets ratio was 10.0%, the total capital ratio was 11.0%, and the Tier 1 leverage ratio was 7.4%.

FINANCIAL CONDITION

Total assets increased by 3.2% to $328.3 million during the six months ended June 30, 2009. Cash and cash equivalents, which produce no income, decreased to $4.5 million on June 30, 2009 from $5.2 million at year-end 2008.

During the six months ended June 30, 2009, gross loans decreased by $4.6 million or 1.8%, to $247.6 million from $252.3 million at year-end 2008. The largest component of this decrease was construction loans with a 9.4% decrease to $33.1 million.

Compared to the first quarter of 2009, when the Company charged off loans totaling $208 thousand, net of recoveries, the $165 thousand of net charge-offs during the second quarter of 2009 is improved. However, the $373 thousand of net charge-offs during the first half of 2009 is noticeably higher than the $71 thousand for the first half of 2008. Except for $3 thousand, the $373 thousand in net charge-offs has been expected, provided for and entirely covered by specific reserves established in the allowance for loan loss reserves.

In anticipation of these expected charge-offs, management began increasing provision expense in the second half of 2008. The provision for loan losses amounted to $281 thousand during the six months ended June 30, 2009, compared to $77 thousand for the similar period of 2008. The allowance for loan losses, as a percentage of total loans, decreased to 0.99% at June 30, 2009, compared to 1.01% at December 31, 2008. To determine the necessary provision, the allowance for loan losses is analyzed quarterly for adequacy on a loan-by-loan basis for adversely classified loans, plus with a set of weighted factors addressing such considerations as the national and local economies, changes in non-performing assets, competition and trends in growth, among others. Management adjusts provision expense, as needed, to maintain the allowance indicated by this quarterly process.

For several reasons, management’s estimate of the allowance for loan losses is felt to be reasonable. First, non-performing loans, as defined by loans past due by 90 days or more plus loans on which the accrual of interest has been discontinued (“non-accruing loans”), have declined from $6.3 million on December 31, 2008 to $4.5 million on June 30, 2009. This corresponds to a decrease in non-performing loans as a percentage of total loans from 2.5% on December 31, 2008 to 1.8% on June 30, 2009. Of the $2.1 million reduction in non-accruing loans, $1.2 million is attributable to working with borrowers to return their loans to a performing as-agreed status. The remainder of the reduction in non-accruing loans is related to expected charge-offs, which were already incorporated in the allowance for loan losses, as noted above. Only two loans totaling $265 thousand were added to non-accruing loans during the first six months of 2009. Second, although impaired loans have increased, when the level of impaired loans which are not already considered non-performing are added to non-performing loans, this total has also declined, from $8.0 million on December 31, 2008 to $6.9 million on June 30, 2009. Finally, the non-specific portion of the allowance for loan losses represents 27% of the total allowance on June 30, 2009. Since the non-specific portion represents management’s estimate of intangible factors such as the economy, and since there are numerous signals of economic stabilization, management believes this 28% level is adequate.

Also, in order to reduce potential charge-offs, management has been proactively addressing troubled assets to obtain additional collateral, as appropriate.

Due to increased foreclosures, the Company now maintains $1.9 million of OREO as of June 30, 2009, compared to $1.0 million at year-end 2008. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated expense to sell and are actively marketed.

As of June 30, 2009, $4.5 million of loans were considered impaired, of which $2.2 million were on non-accrual status. Compared to December 31, 2008, impaired loan balances have increased by $1.4 million. Impaired loans are identified based on SFAS No. 114. Specific reserves established on impaired loans increased by $374 thousand from December 31, 2008.

Loans no longer accruing interest totaled $3.8 million as of June 30, 2009, down from $6.0 million as of year-end 2008. Loans still accruing interest but delinquent for 90 days or more totaled $677 thousand on June 30, 2009, as compared to $383 thousand on December 31, 2008. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the allowance for loan losses.

As of June 30, 2009, securities available for sale at market value totaled $36.7 million as compared to $35.0 million on December 31, 2008. This represents a net increase of $1.8 million or 5.1% for the six months. Securities classified as held-to-maturity at book value were $494 thousand as of June 30, 2009, compared to $486 thousand at December 31, 2008. As of June 30, 2009, the investment portfolio represented 11.4% of total assets and 12.2% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the unrealized losses to be other than temporarily impaired.

As of June 30, 2009, total deposits were $262.6 million compared to $251.0 million at year-end 2008. This represents an increase in balances of $11.5 million or 4.6% during the six months. Components of this increase include savings and interest-bearing demand deposits with a 6.0% increase to $100.8 million, non-interest bearing deposits with a 12.2% increase to $41.6 million and time deposits with a 1.1% increase to $120.1 million.

The Bank’s newest retail office, in Colonial Beach, Virginia, was opened on March 11, 2009. This is the Bank’s 9th retail office and the 2nd in Westmoreland County, another strategic extension of its market to that county’s western end.

This new office will result in increases to depreciation and related expense. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits well in excess of costs over time, and are essential to the continued growth of the Company. A well-trained and motivated staff is present to establish the same long-term personal relationships provided to current customers.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2009, is down by a slight $18 thousand compared to the six months ended June 30, 2008. However, if the non-recurring losses in 2008 related to other real estate sales and other investments are excluded, non-interest income would be down by $149 thousand. Declines were due partially to declines in income from Investment Advantage, which was down to $196 thousand from $256 thousand for the same period of 2008, a difference of $63 thousand. Investment Advantage contributes the majority of income to other service charges and fees. VISA-related fees declined by $35 thousand in the first half of 2009 compared to the similar period in 2008. Income from fiduciary activities was down by $38 thousand for the first half of 2009 compared to the first half of 2008. Because the Trust Company earns fiduciary income mainly from fees based on a percentage of assets under management, declines in the value of the stock market have driven declines in this fee income.

The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRA’s, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned, and explains the quarterly and year-to-date declines shown in the Consolidated Statement of Income.

NON-INTEREST EXPENSE

For the six months ended June 30, 2009, non-interest expenses were $6.0million, an increase of 7.2% compared to the same period in 2008, due mainly to a $266 thousand increase in FDIC insurance expense. Management currently estimates total FDIC insurance expense to be a substantial $550 thousand for the full year 2009. These FDIC premium assessments are effecting all institutions holding federally insured deposits. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Occupancy expense is up by 15.4% to $961 thousand, due mainly to the Bank’s two new retail offices in Burgess and Colonial Beach. During this continued economic downturn, management continues to actively manage all expenses.

Other non-interest expenses include bank franchise taxes decreasing to $84 thousand for the first six months of 2009 compared to $104 thousand for the same period in 2008; expenses related to the Visa® program down decreasing to $286 thousand for the first six months of 2009 compared to $323 thousand for the same period in 2008; and telephone expenses decreasing to $83 thousand for the current period compared to $97 thousand for the same period in 2008. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of June 30, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2009. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended June 30, 2009.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 18, 2009. The stockholders were asked to consider two proposals, as follows:

1.	Election of two Class II directors to serve a three-year term; and

2.	Ratification of Yount, Hyde & Barbour, P.C., independent registered public accounting firm, as auditors of the Company for the year ending December 31, 2009.

The vote tabulation was as follows:

	Votes For	Votes Withheld	Votes Against
1. Election of two Class II directors to serve for a term of three years:

Director
Walter C. Ayers	1,947,877	28,119	—
Julien G. Patterson	1,930,691	45,305

	Votes For	Votes Abstain	Votes Against
2. Yount, Hyde & Barbour, P.C.	1,967,047	8,088	860

The following directors’ terms of office continued after the meeting:

Robert C. Berry, Jr.

Richard A. Farmar, III

Robert F. Hurliman

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

Bay Banks of Virginia, Inc.
(Registrant)

August 6, 2009	By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)