Form 10-Q
period 2009-09-30
BAY BANKS OF VIRGINIA INC
filed 2009-11-06
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

2,404,322 shares of common stock on November 4, 2009

FORM 10-Q

For the interim period ending SEPTEMBER 30, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Cash and due from banks	$2,239,087	$5,247,480
Interest-bearing deposits	12,740,497	363,425
Federal funds sold	3,161,999	7,250,753
Securities available for sale, at fair value	40,056,804	34,967,141
Securities held to maturity, at amortized cost (fair value, $498,900 and $490,815)	497,430	486,097
Loans, net of allowance for loan losses of $2,511,778 and $2,552,091	246,177,330	249,699,647
Premises and equipment, net	13,546,874	13,317,619
Accrued interest receivable	1,314,147	1,300,324
Other real estate owned	2,041,113	1,004,475
Goodwill	2,807,842	2,807,842
Other assets	1,198,980	1,505,710

Total assets	$325,782,103	$317,950,513

LIABILITIES
Noninterest-bearing deposits	$40,968,144	$37,106,404
Savings and interest-bearing demand deposits	100,519,246	95,106,834
Time deposits	118,492,968	118,836,194

Total deposits	$259,980,358	$251,049,432

Federal Funds purchased and securities sold under repurchase agreements	7,004,077	8,341,848
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	2,159,008	2,271,003
Commitments and contingencies	—	—

Total liabilities	$299,143,443	$291,662,283

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,404,322 and 2,387,272 shares, respectively)	$12,021,612	$11,936,362
Additional paid-in capital	4,838,113	4,776,604
Retained earnings	10,465,625	10,855,078
Accumulated other comprehensive (loss), net	(686,690)	(1,279,814)

Total shareholders’ equity	$26,638,600	$26,288,230

Total liabilities and shareholders’ equity	325,782,103	$317,950,513

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter ended September 30, 2009	Quarter ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

INTEREST INCOME
Loans, including fees	$3,735,491	$4,078,488	$11,386,916	$12,604,232
Securities:
Taxable	228,386	199,467	533,629	690,537
Tax-exempt	156,211	191,879	500,671	580,472
Federal funds sold	1,833	51,814	7,849	189,413
Interest-bearing deposit accounts	11,812	3,130	26,784	10,656

Total interest income	4,133,733	4,524,778	12,455,849	14,075,310

INTEREST EXPENSE
Deposits	1,158,947	1,479,468	3,727,415	4,922,613
Federal funds purchased	56	77	108	334
Securities sold under repurchase agreements	4,053	14,813	11,151	66,823
FHLB advances	349,792	351,792	1,037,970	1,041,772

Total interest expense	1,512,848	1,846,150	4,776,644	6,031,542

Net interest income	2,620,885	2,678,628	7,679,205	8,043,768
Provision for loan losses	492,008	75,000	772,701	152,238

Net interest income after provision for loan losses	2,128,877	2,603,628	6,906,504	7,891,530

NON-INTEREST INCOME
Income from fiduciary activities	147,354	166,466	439,031	496,356
Service charges and fees on deposit accounts	169,130	166,092	495,896	503,892
VISA-related fees	239,328	287,341	594,909	677,559
Other service charges and fees	160,412	159,222	520,344	581,424
Secondary market lending fees	56,021	8,376	182,199	106,065
Other real estate income (losses)	11,343	(548)	11,343	(51,556)
Gains on sale of securities available for sale	6,019	541	13,436	34,261
Net gains (losses) on other investments	4,500	—	4,500	(79,995)
Other income	10,562	21,500	19,976	35,990

Total non-interest income	804,669	808,990	2,281,634	2,303,996

NON-INTEREST EXPENSES
Salaries and employee benefits	1,520,729	1,418,431	4,596,922	4,417,612
Occupancy expense	503,738	450,715	1,464,577	1,283,476
Bank franchise tax	42,467	51,792	126,407	155,370
Visa expense	195,275	238,372	481,184	561,800
Telephone expense	47,760	43,910	131,221	140,894
FDIC Assessments	121,629	11,705	402,725	26,549
Other expense	551,362	548,398	1,819,030	1,811,213

Total non-interest expenses	2,982,960	2,763,323	9,022,066	8,396,914

Net income before income taxes	(49,414)	649,295	166,072	1,798,612
Income tax expense (benefit)	(84,220)	154,504	(137,898)	434,095

Net income	$34,806	$494,791	$303,970	$1,364,517

Basic Earnings Per Share
Average basic shares outstanding	2,399,801	2,373,175	2,394,440	2,368,310
Earnings per share, basic	$0.01	$0.21	$0.13	$0.58

Diluted Earnings Per Share
Average diluted shares outstanding	2,399,801	2,373,175	2,394,440	2,368,310
Earnings per share, diluted	$0.01	$0.21	$0.13	$0.58

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2008	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863
Comprehensive Income:
Net Income	—	—	1,364,517	—	1,364,517
Changes in unrealized holding gains on securities arising during the period, net of taxes of $85,467	—	—	—	165,907	165,907
Reclassification adjustment for securities gains included in net income, net of taxes of ($11,649)	—	—	—	(22,612)	(22,612)

Total comprehensive income					1,507,812
Effects of changing the pension plan measurement date pursuant to FAS158, net of tax benefit of ($17,731)	—	—	(34,419)		(34,419)
Cash dividends paid —$0.51 per share	—	—	(1,207,437)	—	(1,207,437)
Stock repurchases	(37,630)	(47,880)	—		(85,510)
Stock-based compensation	—	20,857	—	—	20,857
Sale of common stock:
Dividends Reinvested	104,555	128,236	—	—	232,791

Balance at September 30, 2008	$11,886,508	$4,745,040	$11,082,454	$(207,045)	$27,506,957

Balance at January 1, 2009	$11,936,362	$4,776,604	$10,855,078	$(1,279,814)	$26,288,230

Comprehensive Income:
Net Income	—	—	303,970	—	303,970
Changes in unrealized holding gains on securities arising during the period, net of taxes of $310,117	—	—	—	601,992	601,992
Reclassification adjustment for securities gains included in net income, net of taxes of ($4,568)	—	—	—	(8,868)	(8,868)

Total comprehensive income					1,015,894
Cash dividends paid —$0.29 per share	—	—	(693,423)	—	(693,423)
Stock-based compensation	—	14,627	—	—	14,627
Sale of common stock:
Dividends Reinvested	85,250	46,882	—	—	132,132

Balance at September 30, 2009	$12,021,612	$4,838,113	$10,465,625	$(686,690)	$26,638,660

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended	September 30, 2009	September 30, 2008

Cash Flows From Operating Activities
Net Income	$303,970	$1,364,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	678,788	624,965
Net amortization and accretion of securities	53,885	9,058
Provision for loan losses	772,701	152,238
Stock-based compensation	14,627	20,857
Deferred income tax expense (benefit)	(10,710)	—
(Gain) on securities available-for-sale	(13,436)	(34,261)
(Gain) Loss on sale of other real estate	(11,342)	51,556
Net (gain) loss on other investments	(4,500)	79,995
(Increase) decrease in accrued income and other assets	835,684	(351,221)
Increase (decrease) in other liabilities	(949,611)	428,351

Net cash provided by operating activities	$1,670,056	$2,346,055

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	3,785,736	2,695,495
Proceeds from sales of available-for-sale securities	2,500,449	13,645,800
Purchases of available-for-sale securities	(10,528,957)	(8,887,987)
(Increase) decrease in interest bearing deposits in other banks	(12,377,072)	10,994
Decrease (Increase) in federal funds sold	4,088,754	(5,763,388)
Loan (originations) and principal collections, net	1,506,178	6,390,622
Proceeds from sale of other real estate	218,142	368,565
Purchases of premises and equipment	(903,543)	(2,066,610)

Net cash provided by (used in) investing activities	$(11,710,313)	$6,393,491

Cash Flows From Financing Activities
Increase (decrease) in demand, savings, and other interest-bearing deposits	9,274,152	(4,722,563)
Net (decrease) in time deposits	(343,226)	(2,790,715)
Net (decrease) in securities sold under repurchase agreements and federal funds purchased	(1,337,771)	(582,633)
Proceeds from issuance of common stock	132,132	232,791
Dividends paid	(693,423)	(1,207,437)
Repurchase of common stock	—	(85,510)

Net cash provided by (used in) financing activities	$7,031,864	$(9,156,067)

Net (decrease) in cash and due from banks	(3,008,393)	(416,521)

Cash and due from banks at beginning of period	5,247,480	5,015,762

Cash and due from banks at end of period	$2,239,087	$4,599,241

Supplemental Schedule of Cash Flow Information:
Interest paid	$4,837,378	$6,131,923

Income taxes paid	—	428,060

Unrealized gain on investment securities	898,673	217,113

Change in pension measurement date	—	52,150

Loans transferred to other real estate owned	1,243,438	630,167

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

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at September 30, 2009 and December 31, 2008, follow:

Available-for-sale securities September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(unaudited)
U.S. Government agencies	$1,599,043	$32,798	$(58)	$1,631,783
State and municipal obligations	35,164,590	1,071,760	(49,829)	36,186,521
Restricted securities	2,238,500	—	—	2,238,500

	$39,002,133	$1,104,558	$(49,887)	$40,056,804

Available-for-sale securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$1,622,084	$52,279	$(1,426)	$1,672,937
State and municipal obligations	30,934,959	288,096	(182,951)	31,040,104
Restricted securities	2,254,100	—	—	2,254,100

	$34,811,143	$340,375	$(184,377)	$34,967,141

Held-to-maturity securities September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
(unaudited)

State and municipal obligations	$497,430	$1,470	$—	$498,900

Held-to-maturity securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

State and municipal obligations	$486,097	$4,718	$—	$490,815

Securities with a market value of $13.0 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2009. The market value of pledged securities at year-end 2008 was $9.9 million.

Notes to Consolidated Financial Statements—(Continued)

Securities in an unrealized loss position at September 30, 2009 and December 31, 2008, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, they do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at September 30, 2009 included 1 federal agency and 7 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
September 30, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$50,415	$58	$—	$—	$50,415	$58
States and municipal obligations	2,396,349	25,225	1,029,336	24,604	3,425,685	49,829

Total temporarily impaired securities	$2,446,764	$25,283	$1,029,336	$24,604	$3,476,100	$49,887

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$—	$—	$58,675	$1,426	$58,675	$1,426
States and municipal obligations	8,850,276	182,951	—	—	8,850,276	182,951

Total temporarily impaired securities	$8,850,276	$182,951	$58,675	$1,426	$8,908,951	$184,377

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million at September 30, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Although the FHLB temporarily suspended cash dividend payments and repurchased excess capital stock earlier in 2009, they have resumed dividend payments and the Company does not consider this investment to be other than temporarily impaired at September 30, 2009. Therefore, no impairment has been recognized.

Note 3: Loans

The components of loans were as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
Mortgage loans on real estate:
Construction	$32,080,423	$36,506,103
Secured by farmland	1,463,041	80,313
Secured by 1-4 family residential	137,369,477	142,317,668
Other real estate loans	45,893,104	43,669,144
Commercial and industrial loans (not secured by real estate)	13,784,987	13,913,946
Consumer installment loans	9,653,035	8,602,716
All other loans	7,498,416	6,304,383
Net deferred loan costs and fees	946,625	857,465

Total loans	$248,689,108	$252,251,738
Allowance for loan losses	(2,511,778)	(2,552,091)

Loans, net	$246,177,330	$249,699,647

Loans upon which the accrual of interest has been discontinued totaled $3.4 million as of September 30, 2009 and $6.0 million as of December 31, 2008.

Notes to Consolidated Financial Statements—(Continued)

Note 4: Allowance for Loan Losses

	September 30, 2009	December 31, 2008	September 30, 2008
	(unaudited)		(unaudited)

Balance, beginning of year	$2,552,091	$2,347,244	$2,347,244
Provision for loan losses	772,701	394,255	152,238
Recoveries	80,457	14,330	8,759
Loans charged off	(893,471)	(203,738)	(169,078)

Balance, end of period	$2,511,778	$2,552,091	$2,339,163

Information about impaired loans is as follows:

for the nine months and twelve months ended:

	September 30, 2009	December 31, 2008
	(unaudited)
Impaired loans for which an allowance has been provided	$4,300,734	$3,093,247
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$4,300,734	$3,093,247

Allowance provided for impaired loans, included in the Allowance for loan losses	$1,317,651	$1,098,126

Average balance impaired loans	$4,419,420	$3,334,047

Interest income recognized (collected $42,817 and $128,439, respectively)	$99,690	$147,292

At September 30, 2009 and December 31, 2008, non-accrual loans excluded from impaired loan disclosure totaled $1,655,824 and $4,285,607, respectively. If interest on these loans had been accrued, such income would have approximated $102,930 during the nine months ended September 30, 2009 and $219,460 during the year ended December 31, 2008.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Nine Months Ended
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,399,801	$0.01	2,373,175	$0.21	2,394,440	$0.13	2,368,310	$0.58

Effect of dilutive securities:
Stock options	—		—		—		—

Diluted earnings per share	2,399,801	$0.01	2,373,175	$0.21	2,394,440	$0.13	2,368,310	$0.58

As of September 30, 2009 and 2008, options on 183,056 and 176,414 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Notes to Consolidated Financial Statements—(Continued)

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $15 thousand during the first nine months of 2009. As of September 30, 2009, there was $8 thousand unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 42,600 options granted and no options exercised during the nine month period ended September 30, 2009.

Stock option plan activity for the nine months ended September 30, 2009 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	176,481	$14.75	5.7	$—

Granted	42,600	8.09
Forfeited	(24,655)	12.75
Exercised	—	—	—
Expired	(11,370)	15.82

Options outstanding, September 30	183,056	13.40	6.0	$—

Options exercisable, September 30	147,956	14.69	5.2	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on changes in the market value of the Company’s stock. At September 30, 2009, the exercise price of all options outstanding exceeded the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at September 30, 2009 and December 31, 2008, as reflected on the consolidated balance sheets was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually. No impairment was recorded in 2008.

Note 8: Employee Benefit Plans

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
Nine months ended September 30,	2009	2008	2009	2008
Service cost	$231,731	$235,319	$16,075	$14,167
Interest cost	183,276	186,502	22,223	20,498
Expected return on plan assets	(182,684)	(280,537)	—	—
Amortization of unrecognized prior service cost	3,499	12,279	—	—
Amortization of unrecognized net loss	79,486	2,887	139	92
Amortization of transition obligation	—	—	2,185	2,185

Net periodic benefit cost	$315,308	$156,450	$40,622	$36,942

The Company intends to contribute $450,000 to its pension plan and $20,149 to its post-retirement benefit plan in 2009. The Company has made the pension plan contribution in full and has contributed $9,551 toward the post-retirement plan during the first nine months of 2009.

Notes to Consolidated Financial Statements—(Continued)

Note 9: FHLB Advances

On September 30, 2009, the FHLB debt consisting of three advances, one for $15.0 million, which was acquired on May 18, 2006, one for $10.0 million, which was acquired on September 12, 2006, and one for $5.0 million, which was acquired on May 18, 2007. The interest rate on the $15 million advance is fixed at 4.81%, payable quarterly and matures on May 18, 2011. The interest rate on the $10 million advance is fixed at 4.23%, payable quarterly and matures on September 12, 2016. The interest rate on the $5 million advance is fixed at 4.485%, payable quarterly and matures on May 18, 2012. The FHLB holds an option to terminate any of the advances on any quarterly payment date.

Advances on the FHLB line are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Total borrowing capacity is approximately $63 million. Remaining available credit is $31 million.

Note 10: Fair Value Measurements

The Company adopted SFAS No. 157 (“SFAS 157”) on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

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

Notes to Consolidated Financial Statements—(Continued)

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$37,818,304		$37,818,304

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States (“GAAP”). Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at September 30, 2009
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation allowance	$2,983,083	$—	$—	$2,983,083

Other real estate owned	$2,041,113	$—	$—	$2,041,113

Notes to Consolidated Financial Statements—(Continued)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$2,239,087	$2,239,087	$5,247,480	$5,247,480
Interest-bearing deposits	12,740,497	12,740,497	363,425	363,425
Federal funds sold	3,161,999	3,161,999	7,250,753	7,250,753
Securities available-for-sale	40,056,804	40,056,804	34,967,141	34,967,141
Securities held-to-maturity	497,430	498,900	486,097	490,815
Loans, net	246,357,330	246,291,492	249,699,647	249,574,054
Accrued interest receivable	1,314,147	1,314,147	1,300,324	1,300,324

Financial Liabilities:
Non-interest-bearing liabilities	$40,968,144	$40,968,144	$37,106,404	$37,106,404
Savings and other interest-bearing deposits	100,519,246	100,519,246	95,106,834	95,106,834
Time deposits	118,492,968	121,162,663	118,836,194	120,829,776
Securities sold under repurchase agreements	7,004,077	7,004,077	8,341,848	8,341,848
FHLB advances	30,000,000	27,595,391	30,000,000	27,025,520
Accrued interest payable	334,389	334,389	395,123	395,123

The fair values shown do not necessarily represent the amounts which would be received on immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

The fair value of FHLB advances are estimated by discounting its future cash flows using the interest rate offered for similar advances.

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

At September 30, 2009 and December 31, 2008, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

There are encouraging indications recently that the national economy may be improving. Monthly job losses are shrinking and existing home sales and values are up. In the Company’s market area, the foreclosure rate is among the lowest in the nation, real estate values have been appreciating since January, consumer spending appears to be increasing through July, and unemployment is improving. All of these are very positive trends for the Company’s primary market area, including the Northern Neck.

Net interest income increased in the third quarter compared to the second quarter. This is a positive trend given that interest margins have been among management’s primary challenges in 2009. In December 2008, the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) reduced the federal funds target rate to an historic low range of 0.00% to 0.25%. As a result, loan yields deteriorated as existing loan rates adjusted downward and mortgage holders refinanced existing loans at historically low rates, creating material reductions in interest income. During the third quarter of 2009, however, reductions in loan yields have moderated.

On the interest expense side of the income statement, reductions in deposit rates have reduced interest expense, thereby mitigating some, but not all, of the declines in interest income. As time deposits mature and new ones are issued at lower rates, reductions in interest expense are beginning to outpace reductions in interest income. The result is that net interest income is increasing. Management anticipates this trend to continue into 2010.

The Company’s liquidity, core capital levels and regulatory ratios remain acceptable. The Bank remains well capitalized. Given the challenging economic environment, management is closely guarding the Company’s liquidity and capital. Along with most other financial institutions, the Company is experiencing the effects of what has become a lengthy economic recession. Loan foreclosures and charge-offs are high for the Bank. As a result, management has been compelled to increase the provision for loan losses. However, balances in non-accrual loans, which no longer provide interest income, have declined. Bank staff works diligently with borrowers who are experiencing financial difficulties to help them through these challenging times.

All banks holding federally insured deposits in the United States are experiencing dramatic increases in FDIC insurance cost. This is because the FDIC’s Deposit Insurance Fund has fallen below 1.15% of insurable domestic deposits, which compels the FDIC to increase the cost of deposit insurance. As a result, in 2009, not only has the FDIC doubled the insurance premiums for most banks, and collected a special assessment, but it plans to require insured financial institutions to prepay three years’ worth of insurance premiums on December 30, 2009. Management currently estimates FDIC expenses to reduce earnings by $686 thousand in 2009. The year-end prepayment is estimated at $1.6 million, of which $103 thousand will affect 2009 earnings.

Another challenge that remains is minimal loan growth. Although the Bank originates millions of dollars in new loans each month, overall demand for loans has fallen as consumers and businesses trim their spending and delay expansion plans. Additionally, the Bank continues to be prudent by not reaching for loan growth by reducing underwriting standards. The result is that increases in loan volumes are not available to mitigate the effect of reductions in loan yields, preventing growth in interest income.

Management continues to control salaries and benefits expense by restructuring responsibilities among existing employees as attrition occurs. Delays in non-essential capital expenditures are providing relief in related depreciation expense.

Although media coverage continues regarding the financial industry’s challenges, the Company is proud of its conservative philosophy and service to its community. The Bank does not invest in exotic debt securities, nor does it have programs that originate Sub-Prime, Alt-A, or other risky types of mortgages. All employees pay their ‘civic rent’ and the Bank is committed to investing in the communities it serves. Management is confident that our Company has a bright future as the dust from ‘the Great Recession’ begins to settle. In the meantime, our employees will participate in over 40 community events this year, not including the myriad community programs and partnerships we support.

For more information, visit the Company’s website at www.baybanks.com.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with GAAP. The financial information contained within these statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Historical losses are used as one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact these transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (1) Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (2) Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

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

EARNINGS SUMMATION

For the nine months ended September 30, 2009, net income was $304 thousand, a decrease of 77.7% compared to the $1.4 million for the similar period in 2008. Diluted earnings per average share for the nine months ended September 30, 2009 were $0.13 as compared to $0.58 for the nine months ended September 30, 2008. Annualized return on average assets was 0.1% and 0.6% for the nine-month periods ended September 30, 2009 and 2008, respectively. Annualized return on average equity was 1.2% for the nine months ended September 30, 2009, down from 6.7% for the similar period ended September 30, 2008.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the nine months ended September 30, 2009 was $7.7 million, a decrease of 4.5% compared to the nine months ended September 30, 2008. Net interest income after the provision for loan losses is down 12.5% for the same period comparison.

Although interest income declined by $1.6 million for the year-to-date period ended September 30, 2009 compared to the same period in 2008, decreases in interest expense of $1.3 million for the same period comparison helped to minimize the decrease in net interest income, leaving net interest income (before the provision for loan losses) down only $365 thousand. The $1.6 million decrease in interest income was driven mainly by reduced loan yields, a result of reductions in the Wall Street Prime Rate, which affects adjustable and variable-rate loans. The $1.3 million decrease in interest expense was primarily due to reductions in rates.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis) (Dollars in thousands)	Nine months ended 9/30/2009			Nine months ended 9/30/2008
	Average Balance	Income/ Expense	Annualized Yield/Rate	Average Balance	Income/ Expense	Annualized Yield/Rate

INTEREST-EARNING ASSETS:
Taxable investments	$17,087	$534	4.17%	$18,141	$689	5.06%
Tax-exempt investments (1)	18,278	759	5.53%	20,838	879	5.62%

Total Investments	35,365	1,293	4.87%	38,979	1,568	5.36%

Gross loans (2)	250,013	11,387	6.08%	253,071	12,604	6.64%
Interest-bearing deposits	11,803	27	0.31%	368	12	4.35%
Federal funds sold	5,672	8	0.19%	12,115	189	2.08%

TOTAL INTEREST-EARNING ASSETS	$302,853	$12,715	5.60%	$304,533	$14,373	6.29%

INTEREST-BEARING LIABILITIES:
Savings deposits	$45,215	$312	0.92%	$56,350	$888	2.10%
NOW deposits	34,698	113	0.44%	33,994	194	0.76%
Time deposits >= $100,000	51,530	1,322	3.43%	45,938	1,512	4.39%
Time deposits < $100,000	70,120	1,788	3.41%	63,919	1,995	4.16%
Money market deposit accounts	19,222	192	1.34%	18,524	334	2.40%

Total interest bearing deposits	$220,785	$3,727	2.26%	$218,725	$4,923	3.00%

Federal funds purchased	24	—	0.25%	42	—	1.07%
Securities sold to repurchase	6,418	11	0.23%	7,188	67	1.24%
FHLB advance	30,000	1,038	4.63%	30,000	1,042	4.63%

TOTAL INTEREST-BEARING LIABILITIES	$257,227	$4,776	2.48%	$255,955	$6,032	3.14%

Net interest income/yield on earning assets		$7,939	3.50%		$8,341	3.65%
Net interest rate spread			3.12%			3.15%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes Visa Program & nonaccrual loans.

The annualized net interest margin was 3.50% for the nine months ended September 30, 2009, compared to 3.65% for the same period in 2008. The main reason for this decline is reductions in loan yield, as mentioned earlier. Although deposit rates have been reduced, the cost of funding has not declined as much as the yield on earning assets. However, further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. This trend is expected to continue and to have positive effects on the net interest margin.

Average interest-earning assets decreased 0.6% to $302.9 million for the nine months ended September 30, 2009 as compared to $304.5 million for the nine months ended September 30, 2008. Average interest-earning assets as a percent of total average assets was 92.9% for the nine months ended September 30, 2009 as compared to 93.7% for the comparable period of 2008. As shown above, for the nine months ended September 30, 2009, the loan portfolio with $250.0 million is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 0.5% to $257.2 million for the nine months ended September 30, 2009, as compared to $256.0 million for the nine months ended September 30, 2008. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $121.7 million for the nine months ended September 30, 2009.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, was 3.12% for the nine months ended September 30, 2009 and 3.15% for the same period in 2008.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold, interest-bearing deposits at the Federal Reserve, and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2009, federal funds sold totaled $3.2 million, interest-bearing deposits at the Federal Reserve totaled $12.4 million, and securities maturing in one year or less totaled $7.7 million. The liquidity ratio as of September 30, 2009 was 13.1% as compared to 12.4% as of December 31, 2008. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. In addition, as noted earlier, the Company has a line of credit with the FHLB worth $62.8 million, plus federal funds lines of credit with correspondent banks totaling $19.0 million.

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

CAPITAL RESOURCES

From December 31, 2008 to September 30, 2009, total shareholders’ equity increased from $26.3 million to $26.6 million. Several factors impact shareholder’s equity, including the Company’s commitment to returning earnings to its shareholders through dividends while meeting regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available for sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive loss was $27.3 million on September 30, 2009 compared to $27.6 million on December 31, 2008. Accumulated other comprehensive loss decreased by $593 thousand between December 31, 2008 and September 30, 2009, a result of unrealized gains in the investment portfolio.

Book value per share, basic, increased by 0.6% to $11.08 on September 30, 2009 from $11.01 on December 31, 2008. Book value per share, basic, before accumulated comprehensive loss on September 30, 2009, compared to December 31, 2008, decreased to $11.37 from $11.55. Cash dividends paid were $0.29 per share for the nine-month period ended September 30, 2009, and $0.51 per share for the comparable period ended September 30, 2008. Of the 5,000,000 common shares authorized, 2,404,323 were outstanding on September 30, 2009.

The Company began a share repurchase program in August 1999 and has continued the program into 2009. No repurchases were made during the first nine months of 2009, compared to shares repurchased at a cost of $85 thousand during the comparable period in 2008.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of September 30, 2009, the Bank maintained Tier 1 capital of $23.9 million, net risk weighted assets of $241.4 million, and Tier 2 capital of $2.5 million. On September 30, 2009, the Tier 1 capital to risk weighted assets ratio was 9.9%, the total capital ratio was 11.0%, and the Tier 1 leverage ratio was 7.3%.

FINANCIAL CONDITION

Total assets increased by 2.5 % to $325.8 million during the nine months ended September 30, 2009. Cash and cash equivalents, which produce no income, decreased to $2.2 million on September 30, 2009 from $5.2 million at year-end 2008.

During the nine months ended September 30, 2009, gross loans decreased by $3.6 million or 1.4%, to $248.7 million from $252.3 million at year-end 2008. The largest component of this decrease was 1-4 family residential loans with a 3.5% decrease to $137.4 million.

Loans charged off during the first nine months of 2009, net of recoveries, totaled $813 thousand compared to $160 thousand for the comparable period in 2008. The vast majority of these charge-offs were anticipated and specific reserves had been provided for them in the Allowance for Loan Losses. Going forward, this increase has been incorporated into the process for establishing the Allowance for Loan Losses, and appropriate increases in provision expense have been made.

In consideration of this extraordinary increase in charge-offs, management has been compelled to materially increase the provision for loan losses, resulting in provision expense of $773 thousand during the nine months ended September 30, 2009, compared to $152 thousand for the similar period of 2008. The Allowance for Loan Losses, as a percentage of total loans, remained at 1.01% at September 30, 2009, the same as 1.01% at December 31, 2008. To determine the necessary provision, the allowance for loan losses is analyzed quarterly for adequacy on a loan-by-loan basis for adversely classified loans, plus with a set of weighted factors addressing such considerations as the national and local economies, changes in non-performing assets, competition and trends in growth, among others. Management adjusts provision expense, as needed, to maintain the allowance indicated by this quarterly process. However, in the third quarter, an additional $180,000 was provided over the amount calculated by this process.

Management believes the resulting estimate of the allowance for loan losses (“ALL”) is reasonable. Non-performing loans, as defined by loans past due by 90 days or more plus loans on which the accrual of interest has been discontinued (“non-accruing loans”), have declined from $6.3 million on December 31, 2008 to $3.4 million on September 30, 2009. This corresponds to a decrease in non-performing loans as a percentage of total loans from 2.5% on December 31, 2008 to 1.4% on September 30, 2009. Of the $2.6 million reduction in non-accruing loans, $1.6 million is attributable to anticipated charge-offs, which were already incorporated in the allowance for loan losses, as noted above. Only five loans totaling $583 thousand were added to non-accruing loans during the first nine months of 2009.

Also, the non-specific portion of the ALL represents 26% of the total allowance on September 30, 2009. Since the non-specific portion represents management’s estimate of intangible factors such as the economy, and since there is evidence of economic stabilization, management believes this 26% level is adequate. However, management recognizes that there are risks associated with the level of the ALL, and is reevaluating the process for calculating it.

Due to increased foreclosures, the Company now maintains $2.0 million of OREO as of September 30, 2009, compared to $1.0 million at year-end 2008. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of September 30, 2009, loans worth $4.3 million were considered impaired, of which $1.7 million were non-accruing. Compared to December 31, 2008, impaired loan balances have increased by $1.2 million. Since these loans were better collateralized, specific reserves established on impaired loans increased by a lesser $220 thousand compared to December 31, 2008.

Loans no longer accruing interest totaled $3.4 million as of September 30, 2009, down from $6.0 million as of year-end 2008. Loans still accruing interest but delinquent for 90 days or more totaled $3 thousand on September 30, 2009, as compared to $383 thousand on December 31, 2008. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the ALL.

As of September 30, 2009, securities available for sale at market value totaled $40.1 million as compared to $35.0 million on December 31, 2008. This represents a net increase of $5.1 million or 14.6% for the nine months. Securities classified as held-to-maturity at book value were $497 thousand as of September 30, 2009, compared to $486 thousand at December 31, 2008. As of September 30, 2009, the investment portfolio represented 12.4% of total assets and 13.3% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the unrealized losses to be other than temporarily impaired.

As of September 30, 2009, total deposits were $260.0 million compared to $251.0 million at year-end 2008. This represents an increase in balances of $8.9 million or 3.6% during the nine months. Components of this increase include savings and interest-bearing demand deposits with a 5.7% increase to $100.5 million, non-interest bearing deposits with a 10.4% increase to $41.0 million and time deposits with a 0.3% decrease to $118.5 million.

The Bank’s newest retail office, in Colonial Beach, Virginia, was opened on March 11, 2009. This is the Bank’s 9th retail office and the second in Westmoreland County, another strategic extension of its market to that county’s western end.

This new office will result in increases to depreciation and related expense. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits well in excess of costs over time, and are essential to the continued growth of the Company. A well-trained and motivated staff is present to establish the same long-term personal relationships provided to current customers in the other eight modern and full-service offices.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2009, is down by a slight $22 thousand compared to the nine months ended September 30, 2008. However, if the non-recurring losses in 2008 related to other real estate sales and other investments are excluded, non-interest income would be down by $170 thousand. Declines were due partially to declines in income from Investment Advantage, which was down to $266 thousand from $336 thousand for the same period of 2008, a difference of $70 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since this income is commission-based, declines in investment activity will cause declines in the Company’s income. VISA-related fees declined by $83 thousand in the first nine months of 2009 compared to the similar period in 2008. Income from fiduciary activities was down by $57 thousand for the first nine months of 2009 compared to the first nine months of 2008. Because Bay Trust Company earns fiduciary income mainly from fees based on a percentage of assets under management, declines in the value of the stock market have driven declines in this fee income.

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

NON-INTEREST EXPENSE

For the nine months ended September 30, 2009, non-interest expenses totaled $9.0 million, an increase of 7.4% compared to the same period in 2008, due mainly to the $376 thousand increase in FDIC insurance expense. Management currently estimates total FDIC insurance expense to be a substantial $686 thousand for the full year 2009. As discussed in the Executive Summary, these FDIC premium payments are effecting all institutions holding federally insured deposits. The largest components of non-interest expense are salaries and benefits, and occupancy expense. Salaries and benefits expense is up by $179 thousand to $4.6 million for the first nine months of 2009 compared to the same period in 2008. This is due primarily to increases in defined benefit plan expense of $159 thousand. Occupancy expense is up by 14.1% to $1.5 million, due mainly to the Bank’s two new retail offices in Burgess and Colonial Beach. During this continued economic downturn, management continues to actively manage all expenses.

Other non-interest expenses include bank franchise taxes, which decreased to $126 thousand for the first nine months of 2009 compared to $155 thousand for the same period in 2008; expenses related to the Visa® program, which decreased to $481 thousand for the first nine months of 2009 compared to $562 thousand for the same period in 2008; and telephone expenses, which decreased to $131 thousand for the current period compared to $142 thousand for the same period in 2008. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“ FASB”), issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods ending after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods ending after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of September 30, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2009. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended September 30, 2009.

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

Bay Banks of Virginia, Inc.
(Registrant)

November 5, 2009	By:	/S/ AUSTIN L. ROBERTS, III
Austin L. Roberts, III
President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ DEBORAH M. EVANS
Deborah M. Evans
Treasurer (Principal Financial Officer)