Form 10-K
period 2009-12-31
BAY BANKS OF VIRGINIA INC
filed 2010-03-30
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2009, based on the closing sale price of the registrant’s common stock on June 30, 2009, was $16,796,787.

The number of shares outstanding of the registrant’s common stock as of March 30, 2010 was 2,409,471.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2010 are incorporated by reference into Part III of this Form 10-K.

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

The Bank is a state-chartered bank and a member of the Federal Reserve System. The Bank services individual and commercial customers, the majority of which are in the Northern Neck of Virginia, by providing a full range of banking and related financial services, including checking, savings, other depository services, commercial and industrial loans, residential and commercial mortgages, home equity loans, consumer installment loans, investment brokerage services, insurance, credit cards, and electronic banking.

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

The Company had total assets of $330.3 million, deposits of $264.5 million, and shareholders equity of $26.9 million as of December 31, 2009. Its headquarters are located in Kilmarnock, Virginia and its telephone number is 804-435-1171 or 800-435-1140. The website is www.baybanks.com.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of financial services to its customers in its market area. These products and services are summarized as follows.

Real Estate Lending. The Bank’s real estate loan portfolio is the largest segment of the loan portfolio. The majority of the Bank’s real estate loans are mortgages on one-to-four family residential properties, and the majority of these one-to-four family mortgages have adjustable-rate structures. Residential mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank underwrites residential mortgages as the marketplace allows. Home equity lines of credit are also offered. Construction loans with a twelve-month term are another component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These loans are typically written at a maximum of 80% loan to value and either vary with the prime rate of interest, or adjust in one, three, or five year terms.

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

The Bank is supervised and regularly examined by the Federal Reserve and the Virginia State Corporation Commission’s Bureau of Financial Institutions. These on-site examinations verify compliance with regulations governing corporate practices, capitalization, consumer affairs and safety and soundness. Further, the Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA requires financial institutions to meet the credit needs of the local community, including low to moderate-income needs. Compliance with the CRA is monitored through regular examination by the Federal Reserve.

Federal Reserve regulations permit bank holding companies to engage in non-banking activities closely related to banking or to managing or controlling banks. These activities include the making or servicing of loans, performing certain data processing services, and certain leasing and insurance agency activities.

The Company owns 100% of the stock of the Bank of Lancaster. The Bank is prohibited by the Federal Reserve from holding or purchasing its own shares except in limited circumstances. Further, the Bank is subject to certain requirements as imposed by state banking statutes and regulations. By statute, the Bank’s dividend payments to the Company are limited to its accumulated undivided profits. As a state member bank, federal regulations limit these dividend payments to the total of the Bank’s net profits for that year plus undistributed retained earnings from the prior two years. An amount in excess of such must be approved by the proper regulatory agencies. Finally, supervisory guidance suggests that the Company should not make dividend payments to shareholders if such payments would cause an unsafe or unsound condition.

As a bank holding company, Bay Banks of Virginia is required to file with the Federal Reserve an annual report and such additional information as it may require pursuant to the Bank Holding Company Act. The Federal Reserve may also conduct examinations of the Company and any or all of its subsidiaries.

Capital Requirements

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The total and tier 1 capital to risk-weighted asset ratios of the Company as of December 31, 2009 were 11.41% and 10.16%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to adjusted average assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2009, was 7.50%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the DIF. Under this risk-based assessment system, which became effective in the beginning of 2007, the FDIC evaluates each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if any. In 2008, this translated to a rate for the Bank of 7 cents for every $100 of domestic deposits.

Most banks, including Bank of Lancaster, had not been required to pay any deposit insurance premiums since 1995. As part of the reform, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, in 2007, the Bank had sufficient assessment credits to offset all of its premiums for that year. These assessment credits were recognized going forward to reduce deposit premiums and were exhausted in the fourth quarter of 2008. Had there been no credits available, the Bank’s premium expense, at 7 cents per $100 of domestic deposits, would have totaled approximately $182,000 for the full year 2008. Actual FDIC assessment expense for 2008 was $76 thousand.

The Federal Deposit Reform Act of 2005 requires the FDIC to increase premiums if the DIF balance falls below 1.15% of insurable domestic deposits. As a result, effective March 31, 2009, the Bank’s premium, per $100 of domestic deposits, doubled from 7 cents to 14 cents. Additionally, as a result of further deterioration in the DIF balance, effective June 30, 2009, the FDIC applied a special one-time assessment of up to 20 cents per $100 of domestic deposits. The effect on the Company’s 2009 earnings was total FDIC assessment expense of $679 thousand in 2009, higher than 2008 by $603 thousand.

Finally, on December 30, 2009, the FDIC collected three years’ worth of estimated premium payments from every institution holding insured domestic deposits. This resulted in a payment from the Bank of $1.6 million , of which $1.5 million is accounted for as a prepayment, and included in other assets on the Company’s 2009 Consolidated Balance Sheet, shown in Item 8 of this Form 10-K. Throughout 2010, 2011 and 2012, this prepayment will be reduced as each quarterly assessment becomes known and expense is recognized in the Statement of Operations.

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

Emergency Economic Stabilization Act of 2008

In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, the Emergency Economic Stabilization Act of 2008 established the Troubled Asset relief Program (“TARP”), under which the U. S. Department of the Treasury was authorized to purchase preferred stock from qualified financial institutions. The Company met the requirements to be considered a qualified financial institution. The Company considered participating in the TARP’s capital purchase program, but determined that it was not in the Company’s best interest.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC enacted the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. Pursuant to the TLGP, the FDIC guaranteed certain senior unsecured debt issued by participating financial institutions issued on or after October 14, 2008 and before June 30, 2009; and provided full FDIC deposit insurance coverage for non-interest bearing transaction accounts at participating FDIC-insured institutions through December 31, 2009 (“Transaction Account Guarantee Program”). All FDIC-insured institutions were covered under the program until December 5, 2008, at no cost. After December 5, 2008, the cost for institutions electing to participate was a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee and 75 basis points of the eligible senior unsecured debt guaranteed under the program. The Company elected to participate in both the unlimited coverage for noninterest-bearing transaction accounts and the debt guarantee program. No guaranteed borrowings were made.

On June 3, 2009, the FDIC amended the TLGP to provide a limited extension of the debt guarantee program. Effective October 1, 2009, the FDIC also extended the full FDIC deposit insurance coverage for noninterest-bearing transaction account at participating FDIC-insured institutions through June 30, 2010. As part of the extension, insured institutions electing to continue participation will and increased assessment ranging from 15 to 25 basis points depending on the entity’s Risk Category. The Company elected to continue its participation in the Transaction Account Guarantee Program.

Reporting Obligations under Securities Laws

The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (“SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder by the SEC, which are aimed at improving corporate governance and reporting procedures. The Company is complying with the rules and regulations implemented pursuant to the Sarbanes-Oxley Act and intends to comply with any applicable SEC rules and regulations implemented in the future.

ITEM 1A:	RISK FACTORS

Not required.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2:	PROPERTIES

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Bank. The Company’s subsidiaries own various other offices in the counties or towns in which they operate.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2009.

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

ITEM 4:	REMOVED AND RESERVED

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTC Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares. There were 2,409,471 shares of the Company’s stock outstanding at the close of business on December 31, 2009, which were held by 683 shareholders of record.

The following table summarizes the high and low closing sales prices and dividends declared for the two years ended December 31, 2009.

	Market Values				Declared Dividends
	2009		2008
	High	Low	High	Low	2009	2008
First Quarter	$10.00	$7.00	$14.50	$11.00	$0.17	$0.17
Second Quarter	9.50	6.75	13.00	10.55	0.06	0.17
Third Quarter	7.00	5.56	12.25	9.75	0.06	0.17
Fourth Quarter	6.50	4.50	10.25	6.65	0.06	0.17

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Business, of this Form 10-K under the heading “Supervision and Regulation.”

Generally, the dividend amount on the Company’s common stock is established by the Board of Directors on a quarterly basis with dividends paid on a quarterly basis. In making its decision regarding the payment of dividends on the Company’s common stock, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder return, and other factors.

The Company began a share repurchase program in August of 1999 and has continued it into 2009. Under the program, combined plans authorize the repurchase of 180,000 shares. Of the 76,702 shares remaining available for repurchase, the Company repurchased none during 2009.

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

EXECUTIVE SUMMARY

Management’s primary concern is the level of non-performing assets and impaired loans. Although significant efforts are made to prevent foreclosures, balances in Other Real Estate Owned (“OREO”) increased to $2.2 million as of December 31, 2009 from $1.0 million at December 31, 2008. Non-accruing loans, which no longer provide interest income, remain elevated at $5.3 million. Balances on loans considered impaired that are not already non-accruing increased to $2.5 million as of December 31, 2009 from $1.4 million at December 31, 2008. In consideration of these factors, $2.1 million was added to the Allowance for Loan Losses (“ALL”) in 2009 through the provision for loan losses expense. This took the ALL to an all-time high of $3.8 million as of December 31, 2009 and resulted in $1.7 million additional provision for loan losses expense in 2009 compared to 2008. Management believes this is a very conservative position given these uncertain economic times.

Additionally, widely reported domestic bank failures have made it necessary for the FDIC to increase its insurance premiums for domestic deposits. As a result, the Bank experienced an additional $603 thousand in FDIC assessment expense in 2009 compared to 2008.

Consequently, the majority of the Company’s deterioration in earnings in 2009 compared to 2008 was a result of these two items, provision for loan losses expense and FDIC insurance premium assessment expense.

Interest margins remained a challenge in 2009. The Federal Open Market Committee of the Federal Reserve began precipitously reducing the federal funds target rate in the fourth quarter of 2007, and continued the reductions throughout 2008. This rate dropped 4.00 percentage points from December of 2007 to December of 2008, and has remained at an historic low of 0.00% to 0.25% for all of 2009. Mortgage rates have also hovered around historic lows. Throughout 2009, compared to 2008, as the Bank’s interest income fell by $1.6 million, management reduced interest expense by $1.5 million, thereby mitigating the decline in net interest income to $142 thousand.

Loan growth also remained a challenge during 2009. Although the Bank originates millions of dollars in new loans each month, the level of originations was not sufficient to mitigate normal levels of loan prepayments and payoffs. Demand for mortgages and commercial loans remains weak.

However, deposit growth is a bright spot. Nearly every type of deposit saw growth, contributing to $13.5 million in additional deposit balances in the year ended December 31, 2009.

Another bright spot is that the Company remains well-capitalized, according to its regulators.

In the non-interest expense area, management continues to control salaries and benefits expense by restructuring responsibilities among existing employees as attrition occurs. The Company’s pension plan has been converted to a cash balance plan, effective January 1, 2010, which will result in reduced benefit costs of $310 thousand in 2010, while retaining a valuable retirement benefit for employees. Delays in capital expenditures, with their related depreciation expense, continue to be deferred for non-mission-critical projects.

In the non-interest income area, management added $301 thousand to pre-tax earnings by taking gains from the Bank’s investment portfolio, and two OREO properties were sold at gains.

With regard to income taxes, tax-exempt securities in the investment portfolio provided an after-tax benefit of $216 thousand.

Given the current economic uncertainty, the Company’s financial performance is being managed more diligently than ever. Efforts continue to identify and implement earnings opportunities and cost savings. Early in 2009, management identified $763 thousand in improvements to the 2009 profit plan, then went on to achieve $913 thousand in such improvements, some of which have been discussed above. In any other year, this extraordinary effort would have been sufficient to ensure solid profitability. At the time of the filing of this Form 10-K, management is already on a similar path to implement every possible profit improvement it can find in 2010.

In summary, management anticipates the Company will again be profitable in the first quarter of 2010, and continuing through the rest of the year.

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

ALLOWANCE FOR LOAN LOSSES. The ALL is an estimate of the losses that may be sustained in the Bank’s loan portfolio. The allowance is based on two basic principles of accounting: (1) which requires that losses be accrued when they are probable of occurring and estimable and (2) which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The ALL is increased by charges to income, through the provision for loan losses expense, and decreased by charge-offs (net of recoveries).

Management calculates the ALL and evaluates it for adequacy every quarter. This process is lengthy and thorough. The calculation is based on information such as past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The quarterly process includes consideration of each borrower’s payment history compared to the terms of each loan agreement and other adverse factors such as divorce, loss of income, and bankruptcy. Each loan is then given a grade which represents the extent (or lack) of weakness. Going forward, this grading process will be occurring dynamically throughout each quarter, as new information is learned about each borrowing relationship.

The ALL calculation has three main elements. First, loans with poor grades generally then receive further scrutiny to determine if the estimated value of the collateral would be sufficient to cover a potential loss should the borrower default. If the collateral value is estimated to be insufficient, a specific reserve has been calculated for the given loan. Going forward, a specific reserve will only be considered for loans with larger balances.

Second, loans without poor grades, and those with a poor grade but no specific reserve, have a historical loss factor applied to their balances as divided into homogenous pools of loans. The historical loss factor for each pool is calculated by averaging the losses over a chosen prior time frame. As of December 31, 2009, that time frame was three years with the most prior year weighted more heavily in the average. Going forward, management is considering a more conservative approach using only the most recent prior year loss history.

Finally, a set of environmental factors, such as the economy, underwriting standards, changes in levels of non-performing loans, and experience of lending personnel, is used to estimate the value of intrinsic risk in each of the homogenous pools. The summation of these three elements results in the total estimated ALL. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

OVERVIEW

2009 Compared to 2008

Bay Banks of Virginia, Inc. recorded a net loss for 2009 of ($104,494), or ($0.04) per basic and diluted share, as compared to 2008 net income of $1,541,278, or $0.65 per basic and diluted share. This is a decrease in net income of 106.8% as compared to 2008. Net interest income for 2009 decreased 1.3% to $10,421,107, as compared to $10,562,777 for 2008. Non-interest income for 2009 was $3,358,911 as compared to 2008 non-interest income of $3,051,127, an increase of 10.1%. Non-interest expenses increased 8.7% to $12,218,344, as compared to 2008 non-interest expenses of $11,241,067.

Performance as measured by the Company’s return (loss) on average assets (“ROA”) was (0.03%) for the year ended December 31, 2009 compared to 0.5% for 2008. Performance as measured by return (loss) on average equity (“ROE”) was (0.4%) for the year ended December 31, 2009, compared to 5.7% for 2008.

Return on Equity & Assets

Years Ended December 31,	2009	2008
Net Income (loss)	$(104,494)	$1,541,278
Average Total Assets	$328,923,743	$321,593,677
Return (loss) on Assets	(0.03)%	0.5%

Average Equity	$26,514,313	$27,111,048
Return (loss) on Equity	(0.4)%	5.7%

Dividends declared per share	$0.35	$0.68
Average Shares Outstanding	2,397,114	2,371,006
Average Diluted Shares Outstanding	2,397,114	2,371,006
Net (Loss) Income per Share	$(0.04)	$0.65
Net (Loss) Income per Diluted Share	$(0.04)	$0.65
Dividend Payout Ratio	(801.8)%	104.6%
Average Equity to Assets Ratio	8.1%	8.4%

RESULTS OF OPERATIONS

Net Interest Income

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest earning assets. Changes in the volume and mix of interest earning assets and interest bearing liabilities, the associated yields and rates, and the volume of non-performing assets have a significant impact on net interest income, the net interest margin, and ultimately net income.

The following table shows details of yields on interest-earning assets (e.g. loans), costs of interest-bearing liabilities (e.g. deposits) and the resulting net interest margins for the years ended December 31, 2009 and 2008.

	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis) Years ended December 31,	2009			2008
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable Investments	$18,641	$778	4.17%	$17,507	$851	4.86%
Tax-Exempt Investments (1)	17,534	970	5.53%	20,729	1,148	5.54%

Total Investments	36,175	1,748	4.83%	38,236	1,999	5.23%

Gross Loans (2)	250,207	15,191	6.07%	252,995	16,485	6.52%
Interest-bearing Deposits	12,437	38	0.31%	405	16	3.95%
Federal funds Sold	4,922	9	0.18%	10,318	199	1.93%

Total Interest Earning Assets	$303,741	$16,986	5.59%	$301,954	$18,699	6.19%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$45,234	$413	0.91%	$49,503	$863	1.74%
NOW Deposits	35,119	145	0.41%	33,731	246	0.73%
Time Deposits => $100,000	50,992	1,702	3.34%	46,975	2,010	4.28%
Time Deposits < $100,000	70,255	2,328	3.31%	67,908	2,742	4.04%
Money Market Deposit Accounts	19,532	243	1.24%	18,030	419	2.32%

Total Deposits	$221,132	$4,831	2.18%	$216,147	$6,280	2.91%

Federal funds Purchased	$26	$—	0.00%	$45	$—	0.00%
Securities Sold Under Repurchase Agreements	6,519	15	0.23%	7,866	75	0.95%
FHLB Advances	30,000	1,388	4.63%	30,000	1,392	4.64%

Total Interest-Bearing Liabilities	$257,677	$6,234	2.42%	$254,058	$7,747	3.05%

Net interest income and net interest margin		$10,752	3.54%		$10,952	3.63%

Notes:

(1)	Income and yield is tax-equivalent assuming a federal tax rate of 34%
(2)	Includes VISA credit card program, nonaccruing loans, and fees.

As shown in the table above, net interest income, on a fully tax equivalent basis, which reflects the tax benefits of nontaxable interest income, was $10.8 million in 2009 and $11.0 million in 2008.

The Company’s net interest margin decreased to 3.54% for 2009 as compared to 3.63% for 2008. Simply stated, interest expense on interest-bearing liabilities ($6,234,000 for 2009 versus $7,747,000 for 2008) did not decrease as much as interest income on earning assets ($16,986,000 for 2009 versus $18,699,000 for 2008). Although average earning assets increased to $303.7 million for 2009 as compared to $302.0 million for 2008, falling yields contributed to the decrease in interest income. Similarly, although average interest bearing liabilities increased to $257.7 million in 2009 as compared to $254.1 million in 2008, lower rates allowed the decrease in interest expense.

Removing the effect of loans no longer accruing interest (“nonaccruing loans”) would result in a net interest margin of 3.59% for 2009 and 3.67% for 2008.

The increase in total earning assets is due mainly to the growth in interest-bearing deposits. This is a consequence of management’s decision to increase cash levels, and hence the liquidity cushion, in these uncertain economic times. The good news is that the vast majority of these balances, which are held in the Bank’s account at the Federal Reserve, began earning interest near the end of 2008. However, the yield on balances held at the Federal Reserve is based on the federal funds target rate, which remains at an historic low of between 0.00% and 0.25%. Also, average loan balances decreased 1.1%, primarily due to decreases in construction and land loans secured by real estate. This change in mix of deposit products, where balances in higher-yielding assets (loans) decreased and balances in lower-yielding assets (interest-bearing deposits) increased is part of the explanation for the decrease in earning asset yield.

Another contributor to the decrease in interest income and earning-asset yield has been downward rate adjustments on adjustable-rate mortgages (“ARMs”), caused by historically low prime rates. Most of the Bank’s residential mortgages are ARMs and commercial loans generally vary with Prime. Since the Bank is generally not willing to take the interest-rate risk associated with 30-year fixed rate mortgages, which are currently preferred by many customers in this low rate environment, these loans are sold into the secondary market after origination.

For the same period, 2009 compared to 2008, average deposit balances increased 2.3%, mainly due to increases in time deposits. However, reductions in deposit rates throughout 2009 allowed management to reduce interest expense and reduce the cost of deposits to 2.18% from 2.91%. Hence, most of the decline in interest income was mitigated with reductions in interest expense.

The Bank’s balance sheet is slightly asset sensitive, which management believes is favorable in the current low interest rate environment. This means that as rates rise, interest-earning assets should reprice faster than interest-bearing liabilities, allowing interest income to rise faster than interest expense. Thus, net interest income and the net interest margin should grow.

In the fourth quarter of 2009, in anticipation of rising rates, the Bank began taking time deposits on longer maturities whenever possible, which should allow the Bank to reduce the speed of interest expense increases when rates begin to rise. This can be a win-win for customers, also, as they can earn a better return with a longer-term time deposit. Although there appears to be a shift in customer demand toward time deposits, as evidenced by the changes in mix of deposits, the Bank continues to build and strengthen core customer relationships through checking accounts (demand deposits). This should also allow the Bank to control interest expense, as the rates (costs) on demand deposits are lower.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31,	2009 vs. 2008 Increase (Decrease) Due to Changes in:
(Dollars in Thousands)	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$94	$(167)	$(73)
Tax-exempt investments	(142)	(36)	(178)
Gross Loans	(144)	(1,150)	(1,294)
Interest-bearing deposits	44	(22)	22
Federal funds sold	(69)	(121)	(190)

Total earning assets	$(217)	$(1,496)	$(1,713)

Interest-Bearing Liabilities:
NOW checking	$10	$(111)	$(101)
Savings deposits	(68)	(382)	(450)
Money market accounts	33	(209)	(176)
Certificates of deposit < $100,000	90	(504)	(414)
Certificates of deposit => $100,000	144	(452)	(308)

Securities sold under repurchase agreements	(11)	(49)	(60)
FHLB advances	—	(4)	(4)

Total interest-bearing liabilities	$198	$(1,711)	$(1,513)

Change in net interest income	$(415)	$215	$(200)

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

Interest Sensitivity

The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. The Company utilizes two simulation models that estimate net interest income volatility and interest rate risk. In addition, the Company utilizes an Asset Liability Committee (the “ALCO”) composed of appointed members from management and the Board of Directors. Through the use of simulations, the ALCO reviews the overall magnitude of interest rate risk and then formulates policy with which to manage asset growth and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, economic conditions both locally and nationally, and other business and risk factors.

Non-Interest Income

Total non-interest income increased by $308 thousand, or 10.1%, in 2009 as compared to 2008. This is primarily because gains on sales of securities increased by $269 thousand in 2009 over 2008. However, if gains on sales of securities, other real estate gains and losses, and net gains and losses on other investments are excluded, non-interest income would be down by $148 thousand in 2009 versus 2008. Reductions in VISA credit card usage drove $100 thousand of the $148 thousand decline. The VISA program earned $788 thousand in fees in 2009, compared to $888 thousand in 2008. The Investment Advantage Program also saw declines in 2009 – it earned $348 thousand in non-deposit income in 2009, compared to $432 thousand in 2008. The last noticeable decline in non-interest income was due to reduced fee income from the fiduciary activities of the Trust Company. Fiduciary fees are generally tied to the market value of assets under management, which declined dramatically between year-end 2008 and March of 2009. Although the stock market recovered somewhat between March and December of 2009, that recovery was not sufficient to bring 2009 fee levels back up to the levels of 2008.

However, ATM interchange fee income increased by $35 thousand in 2009 versus 2008, which is related to increased debit card usage by the Bank’s customers and attributable to continued growth in the Score-to-Win program. This program awards points for debit card usage, which can be redeemed for various merchandise. Other increases in non-interest income included secondary market lending fees, which increased 70.5% to $222 thousand in 2009 from $130 thousand in 2008. These fees are generated when a loan is sold into the secondary market. When the Bank is evaluating a potential loan, many factors influence the determination of whether that loan will be sold or held in the Bank’s own portfolio, including the size of the desired loan, the term, the rate, the structure and management’s intention to grow the Bank’s loan portfolio or not. The Bank originates both secondary market and portfolio loans. Loans are sold into the secondary market both with servicing retained and released.

Non-Interest Expense

During 2009, total non-interest expense increased 8.7%, to $12.2 million from $11.2 million in 2008. Non-interest expense is comprised of salaries and benefits, occupancy expense, state bank franchise tax, Visa program expense, telephone expense, FDIC assessments and other operating expense.

By far, the majority of the increase in non-interest expense was driven by FDIC insurance premium assessments, which increased 789.8% to $679 thousand in 2009 from $76 thousand in 2008. See Part I, Item 1, “Supervision and Regulation—“Deposit Insurance” earlier in this Form 10-K for a thorough discussion on FDIC assessments.

However, salaries and benefits expense continues to be the major component of non-interest expense, and increased 3.5% to $6.1 million in 2009, as compared to $5.9 million in 2008. This is due nearly entirely to the increased net periodic benefit cost of the pension plan, which increased to $420 thousand in 2009 from $209 thousand in 2008. Management anticipates that this expense will be down to $110 thousand in 2010 as a result of the conversion to a cash balance plan as of January 1, 2010. Salary expense alone actually decreased by $44 thousand, as net attrition was allowed to occur. Salary credits related to the origination of real estate loans declined by $33 thousand, as fewer of these loans were originated in 2009 compared to 2008.

Occupancy expense increased 14.7% to $2.0 million in 2009, as compared to $1.7 million in 2008, due mainly to overhead expense related to the Bank’s newest retail office in Colonial Beach, which opened on March 11, 2009, and extends the market footprint to the Northwest end of Westmoreland County. Although this office is currently contributing a net loss, as expected, management believes that the Bank’s reputation for sound customer relationships will bear fruit there within the next few years.

Bank franchise tax expense decreased 16.2% to $169 thousand in 2009 as compared to $202 thousand for 2008, due to credits for increased real estate taxes related to the newest retail offices in Burgess and Colonial Beach as well as increase of OREO. Expenses related to the VISA program decreased by 11.7% to $660 thousand in 2009 as compared to $748 thousand for 2008. However, when considering the interest and non-interest income generated by the VISA program prior to taxes, it provided a net positive contribution to the Company of $116 thousand in 2009, down from $145 thousand from 2008. Telephone expense decreased 8.7% to $173 thousand in 2009 as compared to $190 thousand for 2008. Other expense increased by 2.2%, to $2.5 million, as compared to 2008, due to increased debit card usage fees, and one-time consulting expenses. Management continues its program of identifying variable expenses that can be reduced or eliminated, especially in this uncertain economy.

Although market capitalization, which is determined by multiplying the Company’s current stock price by the number of shares outstanding, has been noticeably below book value of equity for much of 2009, the independent goodwill impairment analysis resulted in no charge to earnings. Goodwill was created as a result of five branch office purchases made between the years 1994 and 2000. The independent analysis determined that the values of each of the branches were greater on September 30, 2009 than on their respective purchase dates. Also, this analysis indicated that the business combinations would be more accretive to the estimated future earnings per share of Bay Banks of Virginia, Inc. and provide a greater cash flow at September 30, 2009 than at their respective dates of acquisition. Management reviewed the varying assumptions made in this analysis and believes them to be reasonable.

Income Taxes

There was an income tax benefit of $436 thousand in 2009 compared to expense of $437 thousand in 2008. This represents a decrease in tax expense of $873 thousand, due mainly to interest income on tax-exempt securities, and the net loss before income taxes. Income tax expense (benefit) corresponds to an effective rate of (80.7%) and 22.2% for the year ended December 31, 2009 and 2008, respectively. Note 14 to the Consolidated Financial Statements provides a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 14 to the Consolidated Financial Statements is information regarding deferred taxes for 2009 and 2008.

Loans

The loan portfolio declined slightly during 2009, with balances decreasing by 0.5% to $250.2 million as of December 31, 2009, compared to December 31, 2008 balances of $251.4 million. Loans secured by real estate represent the largest category, comprising 88.6% of the loan portfolio at December 31, 2009. Of these balances, 1-4 family residential loans, which comprise the majority of real estate loan balances at $140.8 million, shrunk by $1.5 million, or 1.0%. Other real estate loans, the majority of which are commercial in nature, increased by $2.7 million, or 6.2%, and represent 18.5% of the loan portfolio at year-end 2009 as compared to 17.4% at year-end 2008. Construction loans decreased by $3.5 million, or 9.5%. Commercial loan balances decreased by $1.6 million, or 11.6%, and represented 4.9% of total loans at year-end 2009 as compared to 5.5% at year-end 2008. Consumer installment and other loans increased by $1.3 million, or 9.0% in 2009, and represented 6.5% of total loans at year-end 2009 as compared to 6.2% at year-end 2008.

Types of Loans

Years ended December 31, (Dollars in thousands)	2009		2008
Mortgage loans on real estate:
Construction and land loans	$33,028	13.2%	$36,506	14.5%
Secured by farmland	1,446	0.6%	80	0.0%
Secured by 1-4 family residential	140,840	56.3%	142,318	56.6%
Other real estate loans	46,383	18.5%	43,669	17.4%
Commercial and industrial loans (not secured by real estate)	12,293	4.9%	13,914	5.5%
Consumer installment loans	9,621	3.8%	8,603	3.4%
All other loans	6,623	2.6%	6,304	2.5%

Total	$250,234	100.0%	$251,394	100.0%

Notes:

Deferred loan costs & fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

	One Year or Less		One to Five Years		Over Five Years
As of December 31, 2009 (Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial	$3,020	$3,984	$3,277	$242	$1,770	$—
Real Estate – Construction	6,385	1,770	17,951	378	6,544	—
Real Estate – Mortgage	5,307	64,984	15,370	58,754	40,851	3,403
Installment and Other	2,511	619	7,923	—	5,191	—

Total	$17,224	$71,357	$44,521	$59,373	$54,356	$3,403

Notes:

Loans with immediate repricing are shown in the ‘One Year or Less’ category.

Variable rate loans are categorized based on their next repricing date.

Deferred loan costs and fees are not included.

Asset Quality – Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. The allowance for loan losses is analyzed for adequacy on a quarterly basis to determine the required amount of provision. A loan-by-loan review for impairment has been conducted on all adversely classified loans. If it was estimated that an adversely classified loan had insufficient collateral value to cover the loan’s outstanding balance, a specific reserve was calculated for inclusion in the ALL. For all loans without a specific reserve, historic loss factors are applied. Finally, economic, organizational, and market factors are estimated and applied to all loans without a specific reserve.

In the fourth quarter of 2009, given the abnormally high degree of uncertainty in the economy, the decision was made to increase the ALL to a higher level than what might normally be expected. A part of this increase was accomplished by weighting the historical charge-off factors to give higher weight to more recent prior history. The largest part of this increase was accomplished through various discounts to different types of collateral as part of the impairment analyses. For example, real estate appraisals are discounted by the estimated costs to sell the property, assuming it becomes necessary to foreclose and take the property into OREO. These discounts are 6% for estimated realtor commissions, plus another 2% for various other closing costs. Going forward, management is increasing these discounts based on trends in foreclosure sales.

The increase in the ALL can be seen in Item 8 of this Form 10-K on the Consolidated Statements of Operations where provision for loan losses is $2.1 million in 2009 compared to $394 thousand in 2008, and on the Consolidated Balance Sheets where the ALL is $3.8 million on December 31, 2009 compared to $2.6 million on December 31, 2008. As of December 31, 2009, management considered the allowance for loan losses to be more than sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31, (Dollars in Thousands)	2009	2008
Balance, beginning of period	$2,552	$2,347

Loans charged off:
Commercial	$(144)	$(22)
Real estate – construction	(61)	(67)
Real estate – mortgage	(504)	—
Installment & Other (including Visa program)	(316)	(114)

Total loans charged off	$(1,025)	$(203)

Recoveries of loans previously charged off:
Commercial	$63	$2
Real estate – construction	—	—
Real estate – mortgage	—	—
Installment & Other (including Visa program)	77	12

Total recoveries	$140	$14

Net charge offs	$(885)	$(189)

Provision for loan losses	2,102	394

Balance, end of period	$3,769	$2,552

Average loans outstanding during the period	$250,207	$252,995

Ratio of net charge-offs during the period to average loans outstanding during the period	0.35%	0.07%

The level of net charge-offs in 2009 was $696 thousand higher than in 2008. The majority of balances charged off in 2009 were due to $592 thousand from four borrowers secured by four residential real estate properties and two related land parcels.

Management also maintains a list of loans that have potential weakness and may need special attention. Such loans are monitored and used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2009, the ratio of the allowance for loan losses to total loans was 1.5% as compared to 1.0% as of December 31, 2008.

Allocation of the Allowance for Loan Losses

Years Ended December 31, (Dollars in Thousands)	2009		2008
Commercial	$358	9.5%	$355	13.9%
Real estate – construction	22	0.6%	50	2.0%
Real estate – mortgage	2,931	77.8%	1,230	48.2%
Installment & Other	458	12.1%	273	10.7%
Unallocated	—	0.0%	644	25.2%

Total	$3,769	100.0%	$2,552	100.0%

Non-Performing Assets

As of December 31, 2009, non-performing assets as a percentage of total loans and other real estate owned was 2.9%, up slightly from 2.7% at year-end 2008. Given recent increases in non-performing assets in the financial industry, this percentage compares favorably with the Company’s peers. The coverage ratio of allowance to total non-performing loans has increased materially to 50.6% at year-end 2009 from 36.7% at year-end 2008, given the high degree of economic uncertainty as noted above.

OREO, including foreclosed property, at year-end 2009 increased to $2.2 million from $1.0 million at year-end 2008. This figure represents four residences, six separate lots, one former restaurant and one former convenience store. Two OREO properties with a total value of $334 thousand were sold in 2009 for gains of $19,600, and ten properties with a total value of $1.5 million from seven borrowers were added through foreclosure. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell.

Since December 31, 2009, nonaccruing loans have declined by $696 thousand, with the majority of the remaining $5.3 million in non-accruing balances represented by four various commercial real estate mortgages totaling $4.4 million. These loans are also considered impaired with $906 thousand in allowance provided for them. This decrease is attributable to the restored performance of one large commercial relationship net of some smaller charge-offs. Generally, loans are considered for placement on non-accruing status when they become 90 days past due, unless there are circumstances indicating imminent correction of the deficiency.

Non-Performing Assets

(Dollars in Thousands) Years ended December 31,	2009	2008
Non-accrual loans	$5,257	$5,953
Restructured loans	—	—
Foreclosed properties	2,193	1,004

Total non-performing Assets	$7,450	$6,957

Loans past due 90+ days as to principal or interest payments & accruing interest	$154	$395

Allowance for loan losses	$3769	$2,552

Non-performing assets to total loans and OREO	2.9%	2.7%
Allowance to total loans and OREO	1.5%	1.0%
Allowance to non-performing assets	50.6%	36.7%

Impaired loans not included in the table above totaled $2.5 million at December 31, 2009, and had an associated allowance of $710 thousand. These loans are identified and monitored as part of the grading and ALL calculation process.

There are no troubled debt restructurings in the loan portfolio.

Securities

As of December 31, 2009, investment securities totaled $34.0 million, an increase of 2.5% as compared to 2008 year-end balances of $33.2 million.

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available for sale are carried at fair market value, with after-tax market value gains or losses disclosed as an “unrealized” component of shareholders’ equity entitled “Accumulated other comprehensive income (loss).” The after tax unrealized gains or losses are recorded as a portion of other comprehensive income (loss) in the equity of the Company, but have no impact on earnings until such time as the gain or loss is “realized,” typically at the time of sale. As of December 31, 2009, the Company had accumulated other comprehensive gains net of deferred tax related to securities available-for-sale of $300 thousand as compared to $103 thousand at year-end 2008.

The investment portfolio shows a net unrealized gain of $455 thousand on December 31, 2009, compared to a net unrealized gain of $156 thousand on December 31, 2008. This is due to recent market forces which have driven up the prices of high quality debt securities. The unfortunate consequence of this market is that it makes the acquisition of additional securities relatively unattractive, as their interest rates are now lower.

None of the securities in the investment portfolio are considered other-than-temporarily-impaired. Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. As a result, temporary impairment can occur with rising interest rates, since the market value of a fixed income investment will fall as interest rates rise. On the other hand, market values will increase as interest rates fall.

None of the unrealized loss positions on December 31, 2009 are considered to be a result of credit deterioration.

The Company seeks to diversify its assets to minimize risk by maintaining a majority of its investment portfolio in securities issued by states and political subdivisions. Many of these types of securities also provide tax benefits. The few mortgage-backed securities and collateralized mortgage obligations held in the investment portfolio are solely issued by agencies of the U.S. government. The Company owns no derivatives, and participates in no hedging activities.

For more information on the Company’s investment portfolio, please refer to Note 3 of the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years	Total
U.S. Government and Agencies:
Book Value	$750	$2,879	$—	$—	$3,629
Market Value	$761	$2,890	$—	$—	$3,651
Weighted average yield	4.25%	2.76%	0.00%	0.00%	3.07%
States and Municipal Obligations:
Book Value	$5,689	$11,112	$10,502	$2,634	$29,937
Market Value	$5,704	$11,351	$10,674	$2,640	$30,369
Weighted average yield	4.19%	4.74%	5.11%	5.83%	4.86%
Corporate Bonds
Book Value	$—	$—	$—	$—	$—
Market Value	$—	$—	$—	$—	$—
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%
Restricted Securities:
Book Value	$—	$—	$—	$2,239	$2,239
Market Value	$—	$—	$—	$2,239	$2,239
Weighted average yield	0.00%	0.00%	0.00%	1.06%	1.06%
Total Securities:
Book Value	$6,439	$13,991	$10,502	$4,873	$35,805
Market Value	$6,466	$14,240	$10,674	$4,880	$36,260
Weighted average yield	4.19%	4.33%	5.11%	3.64%	4.44%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

During 2009, average total deposits increased 2.4% to $262.1 million as compared to average total 2008 deposits of $256.0 million. Average non-interest bearing demand deposits increased 1.4%, and time deposits increased 5.5%, demonstrating a shift to more costly deposits. This is a trend that began in 2005 and has continued through 2009 due to the highly competitive market for time deposits.

Average Deposits & Rates

	2009		2008
Years Ended December 31, (Thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$40,925	0.00%	$40,353	0.00%

Interest bearing Deposits:
NOW Accounts	$35,119	0.41%	$33,731	0.73%
Regular Savings	45,234	0.91%	49,503	1.74%
Money Market Deposit Accounts	19,532	1.24%	18,030	2.32%
Time Deposits – Retail
CD’s $100,000 or more	48,815	3.37%	46,975	4.28%
CD’s less than $100,000	70,255	3.32%	67,908	4.04%
Time Deposits – Brokered	2,177	2.68%	—	0.00%

Total Interest bearing Deposits	$221,132	2.18%	$216,147	2.91%

Total Average Deposits	$262,057	1.82%	$256,002	2.65%

Maturity Schedule of Time Deposits of $100,000 and over

As of December 31, 2009 (Thousands)
3 months or less	$9,769
3-6 months	3,309
6-12 months	13,013
Over 12 months	25,168

Totals	$51,259

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

The parent Company, as a stand-alone entity, and as the sole shareholder of the Bank, obtains its operating funds through dividends paid by the Bank. Banking regulations limit the amount of dividend distributions the Bank can make to net undistributed profits of the current year plus two prior years, unless prior regulator approval is granted. Due to the large loan loss provision expense taken in the fourth quarter of 2009, which significantly reduced the Bank’s earnings, there are currently no undistributed profits available for distribution from the Bank to the parent. However, given the cash that was already on hand at the parent as of year-end 2009, the expected income tax refund, and that the Bank is already experiencing earnings in 2010, management anticipates there will be sufficient Bank earnings available during 2010 to provide operating funds to the parent through dividends.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Assets ratio of 8.0%, a Tier 1 Capital to Risk Weighted Assets ratio of 4.0% and a Tier 1 Capital to Adjusted Average Assets ratio (Leverage ratio) of 4.0%. As of December 31, 2009, the Company maintained these ratios at 11.4%, 10.2%, and 7.5%, respectively. At year-end 2008, these ratios were 11.6%, 10.5%, and 8.0%, respectively.

Total capital, before accumulated other comprehensive loss, declined by 2.8% to $26.8 million as of year-end 2009 as compared to $27.6 million at year-end 2008. Accumulated other comprehensive income was $96 thousand at year-end 2009, up from a loss of $1.3 million at year-end 2008, mainly due to unrealized gains on the assets of the Company’s defined benefit pension plan. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of unrealized gains and losses on securities at the end of a given accounting period.

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

At December 31, 2009, liquid assets totaled $45.4 million or 13.7% of total assets, up from $39.3 million and 12.4% at December 31, 2008. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains federal funds lines with regional banks totaling approximately $19.0 million. In addition, the Bank has a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) totaling approximately $61.4 million, with $29.4 million available.

The impact of contractual obligations is limited to three FHLB advances, one for $10 million, which matures in May of 2016, one for $15 million, which matures in September of 2011 and one for $5 million, which matures in May of 2012. For details on theses advances, please refer to Note 13 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Off Balance Sheet Arrangements

December 31, (Dollars in Thousands)	2009	2008
Total Loan Commitments Outstanding	$36,714	$36,105
Standby-by Letters of Credit	617	573

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and due from banks	$3,461,483	$5,247,480
Interest-bearing deposits	17,542,635	363,425
Federal funds sold	2,305,747	7,250,753
Securities available for sale, at fair value	34,020,705	32,713,041
Securities held to maturity, at amortized cost (fair value, $0 and $490,815)	—	486,097
Restricted securities	2,238,500	2,254,100
Loans, net of allowance for loan losses of $3,769,287 and $2,552,091	247,411,853	249,699,647
Premises and equipment, net	13,326,410	13,317,619
Accrued interest receivable	1,323,492	1,300,324
Other real estate owned, net of valuation allowance	2,193,399	1,004,475
Goodwill	2,807,842	2,807,842
Other assets	3,640,146	1,505,710

Total assets	$330,272,212	$317,950,513

LIABILITIES
Noninterest-bearing deposits	$40,552,937	$37,106,404
Savings and interest-bearing demand deposits	101,577,758	95,106,834
Time deposits	122,382,055	118,836,194

Total deposits	$264,512,750	$251,049,432

Federal funds purchased and securities sold under repurchase agreements	7,488,793	8,341,848
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	1,372,078	2,271,003
Commitments and contingencies	—	—

Total liabilities	$303,373,621	$291,662,283

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized – 5,000,000 shares; outstanding - 2,409,471 and 2,387,272 shares, respectively)	$12,047,357	$11,936,362
Additional paid-in capital	4,842,756	4,776,604
Retained earnings	9,912,781	10,855,078
Accumulated other comprehensive income (loss), net	95,697	(1,279,814)

Total shareholders’ equity	$26,898,591	$26,288,230

Total liabilities and shareholders’ equity	$330,272,212	$317,950,513

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2009	2008
Interest Income
Loans, including fees	$15,190,877	$16,485,398
Securities:
Taxable	778,228	851,041
Tax-exempt	640,336	758,449
Federal funds sold	8,924	198,674
Interest-bearing deposit accounts	37,640	16,009

Total interest income	16,656,005	18,309,571

Interest Expense
Deposits	4,831,842	6,279,886
Federal funds purchased	188	525
Securities sold under repurchase agreements	15,105	74,821
FHLB advances	1,387,763	1,391,564

Total interest expense	6,234,898	7,746,796

Net interest income	10,421,107	10,562,775
Provision for loan losses	2,101,875	394,255

Net interest income after provision for loan losses	8,319,232	10,168,520

Non-Interest Income
Income from fiduciary activities	587,063	657,067
Service charges and fees on deposit accounts	670,237	689,161
VISA-related fees	787,984	888,041
Other service charges and fees	723,128	751,777
Secondary market lending fees	221,618	129,997
Gains on sale of securities available for sale	301,390	32,779
Other real estate gains (losses)	19,600	(83,056)
Net gains (losses) on other investments	4,500	(79,995)
Other income	43,391	65,356

Total non-interest income	3,358,911	3,051,127

Non-Interest Expense
Salaries and employee benefits	6,090,208	5,886,048
Occupancy expense	1,988,592	1,734,371
Bank franchise tax	169,122	201,856
VISA expense	660,374	747,884
Telephone expense	173,205	189,696
FDIC assessments	678,865	76,291
Other expense	2,457,979	2,404,921

Total non-interest expense	12,218,345	11,241,067

Net (loss) income before income taxes	(540,202)	1,978,580
Income tax (benefit) expense	(435,708)	437,302

Net (loss) income	$(104,494)	$1,541,278

Basic Earnings (Loss) Per Share
Average basic shares outstanding	2,397,114	2,371,006
(Loss) earnings per share, basic	$(0.04)	$0.65

Diluted Earnings (Loss) Per Share
Average diluted shares outstanding	2,397,114	2,371,006
(Loss) earnings per share, diluted	$(0.04)	$0.65

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009 and 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2008	$11,819,583	$4,643,827	$10,959,793	$(350,340)	$27,072,863
Comprehensive Income:
Net Income	—	—	1,541,278	—	1,541,278
Changes in unrealized holding gains on securities arising during the period, net of taxes of $44,185	—	—	—	85,770	85,770
Reclassification adjustment for securities gains included in net income, net of taxes of ($11,145)	—	—	—	(21,634)	(21,634)
Changes in fair value of pension and post-retirement benefit plans, net of taxes of ($511,863)	—	—	—	(993,610)	(993,610)

Total comprehensive income					611,804
Effects of changing the pension plan measurement date, net of tax benefit of ($17,731)	—	—	(34,419)	—	(34,419)
Cash dividends paid —$0.68 per share	—	—	(1,611,574)	—	(1,611,574)
Stock repurchases (7,526 shares)	(37,630)	(47,880)	—		(85,510)
Stock-based compensation	—	24,203	—	—	24,203
Sale of common stock:
Dividends Reinvested	154,409	156,454	—	—	310,863

Balance at December 31, 2008	$11,936,362	$4,776,604	$10,855,078	$(1,279,814)	$26,288,230

Comprehensive Income:
Net loss	—	—	(104,494)	—	(104,494)
Changes in unrealized holding gains on securities arising during the period, net of taxes of $204,057	—	—	—	396,110	396,110
Reclassification adjustment for securities gains included in net income, net of taxes of ($102,473)	—	—	—	(198,917)	(198,917)
Changes in fair value of pension and post-retirement benefit plans, net of taxes of $607,014	—	—	—	1,178,318	1,178,318

Total comprehensive income					1,271,017
Cash dividends paid —$0.35 per share	—	—	(837,803)	—	(837,803)
Stock-based compensation	—	17,293	—	—	17,293
Sale of common stock:
Dividends Reinvested	110,995	48,859	—	—	159,854

Balance at December 31, 2009	$12,047,357	$4,842,756	$9,912,781	$95,697	$26,898,591

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(104,494)	$1,541,278
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	925,594	832,325
Net amortization and accretion of securities	35,181	13,536
Provision for loan losses	2,101,875	394,255
Stock-based compensation	17,293	24,203
Deferred income tax expense (benefit)	(351,551)	32,476
(Gain) on securities available-for-sale	(301,390)	(32,779)
OREO valuation allowance	—	31,500
(Gain) loss on sale of other real estate	(19,600)	51,556
Net (gain) loss on other investments	(4,500)	79,995
(Increase) in accrued income and other assets	(436,509)	(1,615,376)
Increase (decrease) in other liabilities	(1,181,025)	1,487,975

Net cash provided by operating activities	$670,164	$2,840,944

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	$4,350,967	$3,728,738
Proceeds from sales of available-for-sale and held-to-maturity securities	12,062,407	14,314,248
Purchases of available-for-sale securities	(16,654,355)	(9,290,260)
(Increase) decrease in interest bearing deposits in other banks	(17,179,210)	11,583
Decrease (increase) in federal funds sold	4,945,006	(5,858,199)
Loan (originations) and principal collections, net	(1,336,705)	7,409,892
Proceeds from sale of other real estate	353,300	368,565
Purchases of premises and equipment	(929,885)	(3,366,100)

Net cash provided by (used in) investing activities	$(14,388,475)	$7,318,467

Cash Flows From Financing Activities
Increase (decrease) in demand, savings, and other interest-bearing deposits	$9,917,457	$(12,991,202)
Net increase in time deposits	3,545,861	4,473,194
Net (decrease) in securities sold under repurchase agreements and federal funds purchased	(853,055)	(23,465)
Proceeds from issuance of common stock	159,854	310,863
Dividends paid	(837,803)	(1,611,574)
Repurchase of common stock	—	(85,510)

Net cash provided by (used in) financing activities	$11,932,314	$(9,927,693)

Net (decrease) increase in cash and due from banks	$(1,785,997)	$231,718
Cash and due from banks at beginning of period	5,247,480	5,015,762

Cash and due from banks at end of period	$3,461,483	$5,247,480

Supplemental Schedule of Cash Flow Information:
Interest paid	$6,308,544	$7,837,101

Income taxes paid	—	561,775

Unrealized gain on investment securities	298,777	97,176

Change in fair value of pension and post-retirement obligation	1,785,332	(1,505,473)

Change in pension measurement date	—	(52,150)

Loans transferred to other real estate owned	1,522,624	661,042

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

The Bank of Lancaster (the “Bank”) is state-chartered and a member of the Federal Reserve System and serves individual and commercial customers, the majority of which are in the Northern Neck of Virginia. The Bank has offices in the counties of Lancaster, Northumberland, Richmond, and Westmoreland, Virginia. Each branch offers a full range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest bearing. The majority of the Bank’s loan portfolio is secured by real estate.

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

Securities. Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently, all of the Company’s investment securities are classified as available for sale. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) the Company intends to sell the security or (ii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is a credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that it would be required to sell the security before recovery.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans. The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan.

The accrual of interest on mortgage and commercial loans is generally discontinued at the time the loan is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify smaller balance individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising. Advertising costs are expensed as incurred, and totaled $174 thousand and $139 thousand for the years ended December 31, 2009 and 2008, respectively.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale and changes in the funded status of the pension and postretirement plan, which are also recognized as separate components of equity.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 20. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications. Certain reclassifications have been made to prior period balances to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation plans. Authoritative accounting guidance requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Recent Accounting Pronouncements.

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for Securities and Exchange Commission (“SEC”) registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in FASB ASC has become non-authoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.

The Company adopted new guidance impacting FASB Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 8 of the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 was effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of ASU 2010-02 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standard (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of ASU 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance was effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 was effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of ASU 2009-15 is not expected have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Note 2. Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at December 31, 2009 and 2008, as reflected on the consolidated balance sheets, was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment annually. Based on the testing, there were no impairment charges in 2009 or 2008.

Note 3. Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio are as follows:

Available-for-sale securities December 31, 2009	Amortized Cost	Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$3,629,523	$21,436	$—	$3,650,959
State and municipal obligations	29,936,407	499,528	(66,189)	30,369,746

	$33,565,930	$520,964	$(66,189)	$34,020,705

Available-for-sale securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$1,622,084	$52,279	$(1,426)	$1,672,937
State and municipal obligations	30,934,959	288,096	(182,951)	31,040,104

	$32,557,043	$340,375	$(184,377)	$32,713,041

There were no held-to-maturity securities at December 31, 2009.

Held-to-maturity securities December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
State and municipal obligations	$486,097	$4,718	$—	$490,815

Gross realized gains and gross realized losses on sales of securities were as follows:

Years Ended December 31,	2009	2008
Gross realized gains	$301,390	$32,779
Gross realized losses	—	—

Net realized gains	$301,390	$32,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2009 are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$6,439,246	$6,465,796
Due after one year through five years	13,991,161	14,240,089
Due after five through ten years	10,501,492	10,674,163
Due after ten years	2,634,031	2,640,657

	$33,565,930	$34,020,705

Securities with a market value of $11,475,540 and $9,923,487 at December 31, 2009 and 2008, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2009 and 2008, by duration of the unrealized loss, are shown as follows. All securities are investment grade or better. There are 12 municipal debt securities totaling $5.0 million considered temporarily impaired at December 31, 2009. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009 and no impairment has been recognized.

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States and municipal obligations	$4,241,593	$56,052	$772,235	$10,137	$5,013,828	$66,189

Total temporarily impaired securities	$4,241,593	$56,052	$772,235	$10,137	$5,013,828	$66,189

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$58,675	$1,426	$58,675	$1,426
States and municipal obligations	8,850,276	182,951	—	—	8,850,276	182,951

Total temporarily impaired securities	$8,850,276	$182,951	$58,675	$1,426	$8,908,951	$184,377

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million at December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available for sale securities portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Loans

The following is a summary of the balances of loans:

December 31,	2009	2008
Mortgage loans on real estate:
Construction and land loans	$33,028,228	$36,506,103
Secured by farmland	1,446,405	80,313
Secured by 1-4 family residential	140,839,355	142,317,668
Other real estate loans	46,383,094	43,669,144
Commercial and industrial loans (not secured by real estate)	12,293,307	13,913,946
Consumer installment loans	9,620,893	8,602,716
All other loans	6,622,901	6,304,383
Net deferred loan costs and fees	946,957	857,465

Total loans	$251,181,140	$252,251,738
Allowance for loan losses	(3,769,287)	(2,552,091)

Loans, net	$247,411,853	$249,699,647

Note 5. Allowance for Loan Losses

An analysis of the change in the allowance for loan losses follows:

	2009	2008
Balance, beginning of year	$2,552,091	$2,347,244
Provision for loan losses	2,101,875	394,255
Recoveries	140,269	14,330
Loans charged off	(1,024,948)	(203,738)

Balance, end of year	$3,769,287	$2,552,091

Information about impaired loans is as follows:

	December 31, 2009	December 31, 2008
Impaired loans for which an allowance has been provided	$6,204,160	$3,093,247
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$6,204,160	$3,093,247

Allowance provided for impaired loans, included in the allowance for loan losses	$1,615,993	$1,098,126

Average balance impaired loans	$6,189,204	$3,334,047

Interest income recognized (collected $213,117 and $128,439, respectively)	$233,653	$147,292

At December 31, 2009 and 2008, nonaccruing loans excluded from impaired loan disclosure totaled $1,559,174 and $4,285,607, respectively. If interest on these nonaccruing loans had been accrued, such income would have approximated $87,155 in 2009 and $219,460 in 2008.

Loans past due 90 days or more and still accruing interest totaled $153,468 and $394,920 on December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Foreclosed Assets

Foreclosed assets are presented net of a valuation allowance for losses. An analysis of the valuation allowance on foreclosed assets is shown below.

	Years ended December 31,
	2009	2008
Balance, beginning of year	$31,500	$—
Provision for losses	—	31,500
Charge-offs	—	—
Recoveries	—	—

Balance, end of period	$31,500	$31,500

Expenses applicable to foreclosed assets include the following:

	Years ended December 31,
	2009	2008
Net (gain) loss on sales of real estate	$(19,600)	$83,056
Provision for losses	—	31,500
Operating expenses, net of income	86,827	28,315

Total expenses	$67,227	$142,871

Note 7. Premises and Equipment, Net

Components of premises and equipment included in the balance sheets at December 31, 2009 and 2008, were as follows:

	2009	2008
Construction in progress	$—	$2,205,275
Land and improvements	2,079,870	1,342,402
Buildings and improvements	12,420,895	10,491,391
Furniture and equipment	8,491,524	8,063,020

Total cost	$22,992,289	$22,102,088
Less accumulated amortization and depreciation	(9,665,879)	(8,784,469)

Premises and equipment, net	$13,326,410	$13,317,619

Amortization and depreciation expense for the years ended December 31, 2009 and 2008 totaled $925,594 and $832,325, respectively.

Note 8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $51,259,103 and $51,921,425, respectively.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$63,341,966
2011	20,059,071
2012	5,584,863
2013	9,793,418
2014	23,594,230
Thereafter	8,507

$122,382,055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009 and 2008, overdraft demand deposits reclassified to loans totaled $59,624 and $34,617, respectively.

At December 31, 2009 and 2008, the Company had brokered deposits totaling $0 and $6,000,000, respectively.

Note 9. Employee Benefit Plans

The Company has a non-contributory, defined benefit pension plan for all full-time employees over 21 years of age. Historically, benefits were generally based upon years of service and average compensation for the five highest-paid consecutive years of service. Effective December 31, 2009, this plan was converted to a Cash Balance Plan for all full-time employees over 21 years of age. Under the Cash Balance Plan, benefits earned by participants under the prior defined benefit pension plan through December 31, 2009 were converted to an opening account balance for each participant. This account balance for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Board of Directors. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

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

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation, beginning of year	$4,108,085	$3,989,805	$503,770	$464,130
Service cost	308,974	392,198	21,434	18,889
Interest cost	244,368	310,836	29,631	27,330
Actuarial (gain) loss	(52,356)	(314,388)	(8,457)	5,094
Benefit payments	(163,673)	(270,366)	(12,735)	(11,673)
Prior service cost due to amendment	(863,389)	—	—	—

Benefit obligation, end of year	$3,582,009	$4,108,085	$533,643	$503,770

Change in plan assets
Fair value of plan assets, beginning of year	$3,079,838	$4,411,612	$—	$—
Actual return(loss) on plan assets	990,964	(1,375,517)	—	—
Employer contributions	450,000	314,109	12,735	11,673
Benefits payments	(163,673)	(270,366)	(12,735)	(11,673)

Fair value of plan assets, end of year	$4,357,129	$3,079,838	$—	$—

Funded Status at the End of the Year	$775,120	$(1,028,247)	$(533,643)	$(503,770)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Net loss	$1,117,052	$2,022,775	$44,462	$53,104
Prior service cost	(863,389)	4,665	—	—
Net obligation at transition	—	—	11,652	14,565

Amount recognized	$253,663	$2,027,440	$56,114	$67,669

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Adjustment to Retained Earnings due to Change in Measurement Date
Service cost	N/A	$78,440	N/A	N/A
Interest Cost	N/A	62,167	N/A	N/A
Expected Return on plan Assets	N/A	(93,512)	N/A	N/A
Amortization of Prior Service Cost	N/A	4,093	N/A	N/A
Amortization of Net Obligation at Transition	N/A	—	N/A	N/A
Recognized Net (Gain)/Loss due to Settlement	N/A	—	N/A	N/A
Recognized Net Actuarial (Gain)/Loss	N/A	962	N/A	N/A

Net Periodic Benefit Cost	N/A	$52,150	N/A	N/A

Components of Net Periodic Benefit Cost
Service cost	$308,974	$313,758	$21,434	$18,889
Interest cost	244,368	248,669	29,631	27,330
Expected (return) loss on plan assets	(243,578)	(374,049)	—	—
Amortization of prior service cost	4,665	16,372	—	—
Amortization of net obligation at transition	—	—	2,913	2,913
Recognized net actuarial loss	105,981	3,849	185	122

Net periodic benefit cost	$420,410	$208,599	$54,163	$49,254

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$(905,723)	$1,523,879	$(8,642)	$4,972
Prior service cost	(863,389)	—	—	—
Amortization of prior service cost	(4,665)	(20,465)	—	—
Amortization of net obligation at transition	—	—	(2,913)	(2,913)

Total recognized in other comprehensive (income)/loss	$(1,773,777)	$1,503,414	$(11,555)	$2,059

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive (Income) Loss	$(1,353,367)	$1,712,013	$42,608	$51,313

Weighted-average assumptions as of December 31:	2009	2008	2009	2008
Discount rate used for Net Periodic Pension Cost	6.00%	6.25%	6.00%	6.00%
Discount Rate used for Disclosure	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The accumulated benefit obligation for the defined benefit pension plan was $3,559,690 and $2,986,582 at December 31, 2009 and 2008, respectively.

Long-term rate of return. The pension plan sponsor selects the assumption for the expected long-term rate of return on assets in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s pension plan assets at December 31, 2009 by asset category are as follows:

		Fair Value Measurements at December 31, 2009 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$588	$588	$—	$—
Short-term investments	41,967	41,967	—	—
Mutual funds – fixed income	1,658,676	1,658,676	—	—
Mutual funds – equity	2,655,898	2,655,898	—	—

Total	$4,357,129	$4,357,129	$—	$—

Asset allocation. The pension plan’s weighted average asset allocations for the plan years ended December 31, 2009 and 2008, by asset category, are as follows:

Asset category	2009	2008
Mutual funds – fixed income	38%	32%
Mutual funds – equity	61%	63%
Cash and cash equivalents	1%	5%

Total	100%	100%

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

The Company expects to contribute $1,254,293 to its pension plan for the 2010 plan year. Estimated future benefit payments are $667,033 for 2010, $64,993 for 2011, $864,241 for 2012, $259,969 for 2013, $37,459 for 2014 and $1,249,732 for 2015 through 2019.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits was 10.0% in 2009, 2010 and 2011, 8.0% in 2012 and 2013, and 6.0% in 2014 and thereafter. If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2009, would be increased by $2,732, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2009, would be increased by $158. If assumed health care cost trend rates were decreased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2009, would be decreased by $2,536, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2009, would be decreased by $147.

The Company expects to contribute $22,419 to its postretirement plan in 2010.

In addition, as of December 31, 2009 and 2008, the Company paid approximately $12,735 and $11,673, respectively, for employees who retired.

401(k) retirement plan. The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries. Until December 31, 2009, the Company matched 100% of the first 2% and 25% of the next 2% of an employee’s contributions. Effective January 1, 2010, the Company matches 100% of the first 2% and 25% of the next 4% of an employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $85,460 and $83,940 for the years ended December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Financial Instruments With Off-Balance Sheet Risk

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2009 and 2008, the Company had outstanding loan commitments approximating $36,714,063 and $36,104,815, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2009 and 2008, commitments under outstanding performance stand-by letters of credit aggregated $616,737 and $573,436, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 11. Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2009 and 2008, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

The Company has approximately $258,207 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation at December 31, 2009.

Note 12. Short-Term Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold and federal funds purchased. There were no short-term advances from FHLB outstanding on December 31, 2009 or December 31, 2008.

The Company had unused lines of credit with nonaffiliated banks totaling $46,384,461 and $44,370,000 as of December 31, 2009 and 2008.

The Company had undispersed letters of credit with FHLB totaling $2,000,000 as of December 31, 2009.

The table below presents selected information on short-term borrowings:

(Dollars in Thousands) Years Ended December 31,	2009	2008
Balance outstanding at year-end	$7,489	$8,342
Maximum balance at any month end during the year	8,105	10,197
Average balance for the year	6,519	7,867
Weighted average rate for the year	0.23%	0.95%
Weighted average rate on borrowings at year end	0.22%	0.31%
Estimated fair value at year end	$7,489	$8,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Long-Term Debt

On December 31, 2009, the Bank had FHLB debt consisting of three advances. The FHLB holds an option to terminate any of the advances on any quarterly payment date. All advances have an early conversion option which gives FHLB the option to convert, in whole only, into one-month LIBOR-based floating rate advances, effective on any quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $61.4 million. Immediate available credit, as of December 31, 2009, was $29.4 million.

The three advances are shown in the following table.

Description	Balance	Acquired	Current Interest Rate	Maturity Date
Convertible	$15,000,000	5/18/2006	4.81%	5/18/2011
Convertible	10,000,000	9/12/2006	4.23%	9/12/2016
Convertible	5,000,000	5/18/2007	4.49%	5/18/2012

	$30,000,000

Note 14. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

The provision (benefit) for income taxes consisted of the following for the years ended December 31:

	2009	2008
Current	$(84,157)	$404,826
Deferred	(351,551)	32,476

	$(435,708)	$437,302

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2009	2008
Statutory rates	34.0%	34.0%
Increase (decrease) resulting from:
Effect of tax-exempt income	(160.3)	(11.8)
Other, net	45.6	—

	(80.7)%	22.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax assets and liabilities included in other liabilities are as follows:

December 31,	2009	2008
Deferred tax assets
Allowance for loan losses	$1,139,528	$744,635
Interest on nonaccruing loans	65,582	82,101
Other real estate	82,135
Pension plan	—	349,604
Post retirement benefits	181,439	171,281
Deferred compensation	84,356	92,592
Stock-based compensation	11,357	9,513
Other	56,802	18,875

Total deferred tax assets	1,621,199	1,468,601

Deferred tax liabilities
Unrealized gain on available-for-sale securities	(154,623)	(53,039)
Pension plan	(263,542)	—
Depreciation	(389,234)	(327,282)
Amortization of intangible	(633,332)	(554,166)
Deferred fees and costs, net	(321,965)	(291,538)
Other	(71,784)	(98,811)

Total deferred tax (liabilities)	(1,834,480)	(1,324,836)

Net deferred tax assets (liabilities)	$(213,281)	$143,765

Note 15. Regulatory Requirements and Restrictions

The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulators. As of December 31, 2009, there were no unrestricted funds available for transfer from the banking subsidiary to the Company without prior regulatory approval.

The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by the Commonwealth of Virginia and Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2009 and 2008, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, are presented in the tables below:

(Dollars in Thousands) As of December 31, 2009:	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$27,667	11.41%	$19,393	8.00%	N/A	N/A
Bank of Lancaster	$26,601	11.02%	$19,310	8.00%	$24,138	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$24,628	10.16%	$9,697	4.00%	N/A	N/A
Bank of Lancaster	$23,571	9.77%	$9,655	4.00%	$14,483	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$24,628	7.50%	$13,140	4.00%	N/A	N/A
Bank of Lancaster	$23,571	7.20%	$13,097	4.00%	$16,372	5.00%

(Dollars in Thousands) As of December 31, 2008:	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$27,866	11.56%	$19,292	8.00%	N/A	N/A
Bank of Lancaster	$26,708	11.14%	$19,187	8.00%	$23,984	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$25,314	10.50%	$9,646	4.00%	N/A	N/A
Bank of Lancaster	$24,156	10.07%	$9,594	4.00%	$14,390	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$25,314	8.00%	$12,654	4.00%	N/A	N/A
Bank of Lancaster	$24,156	7.67%	$12,600	4.00%	$15,750	5.00%

Note 16. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 148,367 allocated shares as of December 31, 2009. Contributions to the plan were $75,000 and $75,000 for 2009 and 2008, respectively. Dividends on the Company’s stock held by the ESOP were $52,401 and $99,362 in 2009 and 2008, respectively. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Stock-Based Compensation Plans

The Company has four stock-based compensation plans. The 1994 Incentive Stock Option Plan expired and no additional shares may be granted under this plan. The 2003 Incentive Stock Option Plan made 175,000 shares available for grant. Under this plan, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited. The third plan is the 1998 Non-Employee Directors Stock Option Plan, which has expired and therefore no additional shares may be granted. The fourth plan is the 2008 Non-Employee Directors Stock Option Plan, which grants 500 shares to each non-employee director annually. This plan had 35,500 shares available for grant at December 31, 2009.

A summary of the status of the stock option plans as of December 31, 2009 and changes during the year ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1	176,481	$14.75	5.8

Granted	42,600	8.09
Forfeited	(24,655)	12.75
Expired	(11,370)	15.82

Options outstanding, December 31	183,056	13.40	5.8	$—

Options exercisable, December 31	147,956	14.69	4.9	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average fair value of incentive stock options granted during 2009 and 2008, was $1.41 and $.90, respectively. The weighted average fair value of non-employee director’s stock options granted during 2009 and 2008 was $.72 and $.81, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	Incentive Stock Option Plan		Non-qualified Directors Plan
December 31,	2009	2008	2009	2008
Dividend yield	3.54%	3.32%	3.54%	3.32%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	12.21%	9.36%	12.21%	9.36%
Risk-free interest rate	3.10%	3.58%	3.25%	3.09%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The status of the options outstanding at December 31, 2009 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$4.00 - $13.75	73,853	8.6	38,753	$11.71
$14.50 - $17.50	109,203	3.9	109,203	15.74

	183,056	5.8	147,956	$14.69

Note 18. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock.

Years Ended December 31,	2009	2008
Net (loss) income available to common shareholders	$(104,494)	$1,541,278

Average number of common shares outstanding	2,397,114	2,371,006
Effect of dilutive options	—	—

Average number of potential common shares	2,397,114	2,371,006

As of December 31, 2009 and 2008, options on 183,056 shares and 176,481 shares, respectively, were not included in computing diluted earnings per common shares because their effects were anti-dilutive.

Note 19. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $4,761,123 and $4,397,889 at December 31, 2009 and 2008, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2009	$4,397,889
New loans and extensions to existing loans	1,402,814
Repayments and other reductions	(1,039,580)

Balance, December 31, 2009	$4,761,123

Commitments to extend credit to directors and their related interests were $1,009,666 and $1,039,424 at December 31, 2009 and 2008, respectively.

The Company also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2009 and 2008 amounted to $592,951 and $1,251,505, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20. Fair Value Measurements

The Company uses fair value to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Authoritative accounting guidance clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

Authoritative accounting guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under fair values accounting guidance based on these two types of inputs are as follows:

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

The following table presents the balances of financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008:

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$34,020,705	$—	$34,020,705	$—

		Fair Value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$32,713,041	$—	$32,713,041	$—

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

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

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less estimated costs to sell. We believe that the fair value component in its valuation follows the provisions of FASB ASC 820. The Company had other real estate owned in the amount of $2.2 million at December 31, 2009, which consisted of four residences, six lots, one former restaurant and one former convenience store.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$4,588,167	$—	$—	$4,588,167
Other real estate owned	$2,193,399	$—	$—	$2,193,399

		Fair value Measurements at December 31, 2008 Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$1,995,121	$—	$—	$1,995,121
Other real estate owned	$1,004,475	$—	$—	$1,004,475

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheets under the applicable captions.

	2009		2008
Years Ended December 31,	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$3,461,483	$3,461,483	$5,247,480	$5,247,480
Interest-bearing deposits	17,542,635	17,542,635	363,425	363,425
Federal funds sold	2,305,747	2,305,747	7,250,753	7,250,753
Securities available-for-sale	34,020,705	34,020,705	32,713,041	32,713,041
Securities held-to-maturity	—	—	486,097	490,815
Loans, net	247,411,853	247,907,067	249,699,647	249,574,054
Accrued interest receivable	1,323,492	1,323,492	1,300,324	1,300,324

Financial Liabilities:
Non-interest-bearing liabilities	$40,552,937	$40,552,937	$37,106,404	$37,106,404
Savings and other interest-bearing deposits	101,577,758	101,577,758	95,106,834	95,106,834
Time deposits	122,382,055	124,762,890	118,836,194	120,829,776
Securities sold under repurchase agreements	7,488,793	7,488,793	8,341,848	8,341,848
FHLB advances	30,000,000	32,083,525	30,000,000	32,974,480
Accrued interest payable	321,477	321,477	395,123	395,123

The fair values shown do not necessarily represent the amounts which would be received on immediate settlement of the instruments. Authoritative accounting guidance excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts of cash and due from banks, federal funds sold or purchased, accrued interest, non-interest-bearing deposits, savings, and securities sold under repurchase agreements, represent items which do not present significant market risks, are payable on demand, or are of such short duration that carrying value approximates market value.

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

The fair value of the FHLB advances is estimated by discounting the future cash flows using the interest rate offered for similar advances.

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

At December 31, 2009 and 2008, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 21. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets	2009	2008
Assets
Cash and due from banks	$56,429	$43,995
Investments in subsidiaries	26,740,462	26,036,419
Premises and equipment, net	22,745	43,032
Other assets	540,112	473,989

Total assets	$27,359,748	$26,597,435

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$241,355	$259,329
Other liabilities	314,843	144,917

Total liabilities	$556,198	$404,246
Total shareholders’ equity	26,803,550	26,193,189

Total liabilities and shareholders’ equity	$27,359,748	$26,597,435

Condensed Statements of Income	2009	2008
Dividends from subsidiaries	$1,000,000	$1,750,000

Total non-interest income	1,000,000	1,750,000

Total non-interest expense	433,026	498,040

Income before income taxes and equity in undistributed earnings of subsidiaries	566,974	1,251,960
Income tax benefit	—	(110,461)

Income before equity in undistributed earnings of subsidiaries	566,974	1,362,421

Equity in (distributed) undistributed earnings of subsidiaries	(671,468)	178,857

Net income (loss)	$(104,494)	$1,541,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(104,494)	$1,541,278
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,287	20,174
Stock-based compensation	17,293	24,203
Equity in (undistributed) distributed earnings of subsidiaries	671,468	(178,857)
Increase in other assets	(66,123)	(66,307)
Net change in deferred directors’ compensation	(17,974)	(103,386)
Increase in other liabilities	169,926	138,762

Net cash provided by operating activities	690,383	1,375,867

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	159,854	310,863
Dividends paid	(837,803)	(1,611,574)
Repurchase of stock	—	(85,510)

Net cash used in financing activities	(677,949)	(1,386,221)

Net increase (decrease) in cash and due from banks	12,434	(10,354)
Cash and due from banks at January 1	43,995	54,349

Cash and due from banks at December 31	$56,429	$43,995

Note 22. Quarterly Condensed Statements of Income (unaudited)

2009 Quarter ended (in thousands, except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$4,167	$4,155	$4,134	$4,200
Net interest income after provision for loan Losses	2,416	2,362	2,129	1,412
Other income	683	794	805	1,077

Other expenses	2,865	3,175	2,983	3,195

Income (loss) before income taxes	234	(19)	(49)	(706)
Net income (loss)	219	50	35	(408)

Earnings (loss) per common share-assuming dilution	$0.09	$0.02	$0.01	$(0.16)
Dividends per common share	$0.17	$0.06	$0.06	$0.06

2008 Quarter ended (in thousands, except per share amounts)	March 31	June 30	September 30	December 31
Total interest income	$4,942	$4,608	$4,525	$4,235
Net interest income after provision for loan Losses	2,728	2,560	2,604	2,277
Other income	744	751	809	747
Other expenses	2,853	2,780	2,763	2,845
Income before income taxes	619	531	650	179
Net income	486	384	495	176

Earnings per common share-assuming dilution	$0.21	$0.16	$0.21	$0.07
Dividends per common share	$0.17	$0.17	$0.17	$0.17

Note 23. Subsequent Events

In accordance with ASC 855-10, the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Bay Banks of Virginia, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia

March 30, 2010

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, a.k.a. COSO, of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

All required information is detailed in the Company’s 2010 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

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

The following table summarizes information, as of December 31, 2009, relating to the Company’s stock incentive plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

At December 31, 2009	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available fur Future Issuance Under Equity Compensation Plan
Equity compensation plans Approved by shareholders	183,056	(1)	$13.40	129,814
Equity compensation plans not approved by shareholders	—		—	—

Total	183,056		$13.40	129,814

(1)	Consists of options granted pursuant to the Company’s incentive stock option plans.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part I, Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2004).

10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579, dated February 28, 1997).

10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

10.3	2003 Incentive Stock Option Plan. (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2009 Consolidated Financial Statements included herein).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

99.1	Code of Ethics (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2010.

Bay Banks of Virginia, Inc. (registrant)

By:	/S/ AUSTIN L. ROBERTS, III
Austin L. Roberts, III, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 30th day of March 2010.

/S/ ROBERT F. HURLIMAN
Robert F. Hurliman
Chairman, Board of Directors Director

/S/ AUSTIN L. ROBERTS, III
Austin L. Roberts, III
Vice Chairman, President and CEO Director
(Principal Executive Officer)

/S/ ROBERT C. BERRY, JR.
Robert C. Berry, Jr.
Director

/S/ WALTER C. AYERS
Walter C. Ayers
Director

/S/ RICHARD A. FARMAR, III
Richard A. Farmar, III
Director

/S/ JULIEN G. PATTERSON
Julien G. Patterson
Director

/S/ DEBORAH M. EVANS
Deborah M. Evans
Treasurer
(Principal Financial Officer)