Form 10-Q
period 2010-03-31
BAY BANKS OF VIRGINIA INC
filed 2010-05-06
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

2,505,751 shares of common stock on May 4, 2010

FORM 10-Q

For the interim period ending MARCH 31, 2010.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$5,725,922	$3,461,483
Interest-bearing deposits	8,843,607	17,542,635
Federal funds sold	7,442,959	2,305,747
Securities available for sale, at fair value	33,704,864	34,020,705
Restricted securities	2,238,500	2,238,500
Loans, net of allowance for loan losses of $3,710,640 and $3,769,287	248,455,192	247,411,853
Premises and equipment, net	13,158,151	13,326,410
Accrued interest receivable	1,287,342	1,323,492
Other real estate owned	2,342,299	2,193,399
Goodwill	2,807,842	2,807,842
Other assets	3,589,083	3,640,146

Total assets	$329,595,761	$330,272,212

LIABILITIES
Noninterest-bearing deposits	$40,429,863	$40,552,937
Savings and interest-bearing demand deposits	100,626,646	101,577,758
Time deposits	124,903,974	122,382,055

Total deposits	$265,960,483	$264,512,750

Federal funds purchased and securities sold under repurchase agreements	4,664,121	7,488,793
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	1,763,462	1,372,078
Commitments and contingencies	—	—

Total liabilities	$302,388,066	$303,373,621

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,505,751 and 2,409,471 shares, respectively)*	$12,528,759	$12,047,357
Additional paid-in capital*	5,013,913	4,842,756
Retained earnings*	9,398,164	9,912,781
Accumulated other comprehensive income, net	266,859	95,697

Total shareholders’ equity	$27,207,695	$26,898,591

Total liabilities and shareholders’ equity	$329,595,761	$330,272,212

*	includes 96,280 shares issued on April 23, 2010, as a result of a 1 for 25 stock dividend.

See Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended	March 31, 2010	March 31, 2009
Interest Income
Loans, including fees	$3,607,690	$3,839,303
Securities:
Taxable	244,768	139,086
Tax-exempt	104,321	178,885
Federal funds sold	1,063	3,676
Interest-bearing deposit accounts	10,355	6,284

Total interest income	3,968,197	4,167,234

Interest Expense
Deposits	1,071,694	1,310,417
Federal funds purchased	—	12
Securities sold under repurchase agreements	2,806	3,828
FHLB advances	342,188	342,188

Total interest expense	1,416,688	1,656,445

Net interest income	2,551,509	2,510,789
Provision for loan losses	196,422	95,001

Net interest income after provision for loan losses	2,355,087	2,415,788

Non-interest Income
Income from fiduciary activities	145,208	140,472
Service charges and fees on deposit accounts	154,207	157,080
VISA-related fees	151,161	161,833
Other service charges and fees	164,756	169,014
Secondary market lending fees	49,593	51,269
Gain on sale of securities available for sale	1,426	1,991
Other real estate gains	32,261	—
Other income	2,165	1,179

Total non-interest income	700,777	682,838

Non-interest Expense
Salaries and employee benefits	1,497,537	1,529,523
Occupancy expense	522,383	460,110
Bank franchise tax	41,115	41,970
VISA expense	118,832	127,555
Telephone expense	48,191	41,600
FDIC Assessments	106,233	50,643
Other expense	585,755	613,116

Total non-interest expense	2,920,046	2,864,517

Net income before income taxes	135,818	234,109
Income tax expense	542	14,976

Net income	$135,276	$219,133

Basic Earnings Per Share
Average basic shares outstanding*	2,409,471	2,387,641
Earnings per share, basic	$0.06	$0.09

Diluted Earnings Per Share
Average diluted shares outstanding*	2,409,471	2,387,641
Earnings per share, diluted	$0.06	$0.09

*	includes 96,280 shares issued on April 23, 2010, as a result of a 1 for 25 stock dividend.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2009	$11,936,362	$4,776,604	$10,855,078	$(1,279,814)	$26,288,230
Comprehensive Income:
Net income	—	—	219,133	—	219,133
Changes in unrealized holding gains on securities arising during the period, net of taxes of $48,360	—	—	—	93,876	93,876
Reclassification adjustment for securities gains included in net income, net of taxes of ($677)	—	—	—	(1,314)	(1,314)

Total comprehensive income					311,695
Cash dividends paid—$0.17 per share	—	—	(405,836)	—	(405,836)
Stock-based compensation	—	3,347	—	—	3,347
Sale of common stock:
Dividends Reinvested	41,495	35,961	—	—	77,456

Balance at March 31, 2009	$11,977,857	$4,815,912	$10,668,375	$(1,187,252)	$26,274,892

Balance at January 1, 2010	$12,047,357	$4,842,756	$9,912,781	$95,697	$26,898,591
Comprehensive Income:
Net income	—	—	135,276	—	135,276
Changes in unrealized holding gains on securities arising during the period, net of taxes of $88,659	—	—	—	172,103	172,103
Reclassification adjustment for securities gains included in net income, net of taxes of ($485)	—	—	—	(941)	(941)

Total comprehensive income					306,438
Stock-based compensation	—	2,666	—	—	2,666
Stock dividend:*	481,402	168,491	(649,893)	—	—

Balance at March 31, 2010	$12,528,759	$5,013,913	$9,398,164	$266,859	$27,207,695

*	includes 96,280 shares issued on April 23, 2010, as a result of a 1 for 25 stock dividend.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended	March 31, 2010	March 31, 2009
Cash Flows From Operating Activities
Net Income	$135,276	$219,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	224,458	216,750
Net amortization and accretion of securities	9,997	4,199
Provision for loan losses	196,422	95,001
Stock-based compensation	2,666	3,347
Deferred income tax (benefit)	(20,805)	(10,710)
(Gain) on securities available-for-sale	(1,426)	(1,991)
(Decrease) in OREO Valuation Allowance	(8,400)	—
(Gain) on sale of other real estate	(32,261)	—
Net (gain) on other investments	—	—
Decrease in accrued income and other assets	87,213	332,188
Increase in other liabilities	324,015	323,217

Net cash provided by operating activities	$917,155	$1,181,134

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	814,634	2,368,473
Proceeds from sales of available-for-sale securities	2,405,000	385,000
Purchases of available-for-sale securities	(2,653,028)	—
(Increase) decrease in interest bearing deposits in other banks	8,699,028	(10,877,949)
(Increase) in federal funds sold	(5,137,212)	(991,248)
Loan (Originations) and principal collections, net	(1,638,761)	(1,426,643)
Proceeds from sale of other real estate	290,761	—
Purchases of premises and equipment	(56,199)	(720,136)

Net cash provided by (used in) investing activities	$2,724,223	$(11,262,503)

Cash Flows From Financing Activities
Increase (decrease) in demand, savings, and other interest-bearing deposits	(1,074,186)	7,136,562
Net increase in time deposits	2,521,919	5,728,334
Net (decrease) in securities sold under repurchase agreements and federal funds purchased	(2,824,672)	(3,411,937)
Proceeds from issuance of common stock	—	77,456
Dividends paid	—	(405,836)

Net cash (used in) provided by financing activities	$(1,376,939)	$9,124,579

Net increase (decrease) in cash and due from banks	2,264,439	(956,790)
Cash and due from banks at beginning of period	3,461,483	5,247,480

Cash and due from banks at end of period	$5,725,922	$4,290,690

Supplemental Schedule of Cash Flow Information:
Interest paid	$1,397,425	$1,616,576

Unrealized gain on investment securities	259,336	140,245

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	399,000	438,000

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1: General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”), 100% of Bay Trust Company, Inc. (the “Trust Company”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, the Trust Company, Steptoes Holdings and Bay Banks of Virginia, Inc.

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2009 Annual Report to Shareholders.

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at March 31, 2010 and December 31, 2009, follow:

Available-for-sale securities March 31, 2010 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$4,115,261	$13,116	$(21,106)	$4,107,271
State and municipal obligations	28,875,492	758,055	(35,954)	29,597,593

	$32,990,753	$771,171	$(57,060)	$33,704,864

Available-for-sale securities December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$3,629,523	$21,436	$—	$3,650,959
State and municipal obligations	29,936,407	499,528	(66,189)	30,369,746

	$33,565,930	$520,964	$(66,189)	$34,020,705

Securities with a market value of $9.4 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of March 31, 2010. The market value of pledged securities at year-end 2009 was $11.5 million.

Securities in an unrealized loss position at March 31, 2010 and December 31, 2009, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at March 31, 2010 included 5 federal agency and 11 municipal bonds, as shown below.

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million at March 31, 2010 and December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Notes to Consolidated Financial Statements—(Continued)

	Less than 12 months		12 months or more		Total
March 31, 2010 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$3,941,661	$33,179	$209,640	$2,775	$4,151,301	$35,954
States and municipal obligations	2,494,892	21,106	—	—	2,494,892	21,106

Total temporarily impaired securities	$6,436,553	$54,285	$209,640	$2,775	$6,646,193	$57,060

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

States and municipal obligations	$4,241,593	$56,052	$772,235	$10,137	$5,013,828	$66,189

Total temporarily impaired securities	$4,241,593	$56,052	$772,235	$10,137	$5,013,828	$66,189

Note 3: Loans

The components of loans were as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Mortgage loans on real estate:
Construction	$33,701,438	$33,028,228
Secured by farmland	1,429,293	1,446,405
Secured by 1-4 family residential	140,523,746	140,839,355
Other real estate loans	46,893,789	46,383,094
Commercial and industrial loans (not secured by real estate)	13,238,325	12,293,307
Consumer installment loans	9,283,708	9,620,893
All other loans	6,182,088	6,622,901
Net deferred loan costs and fees	913,445	946,957

Total loans	$252,165,832	$251,181,140
Allowance for loan losses	(3,710,640)	(3,769,287)

Loans, net	$248,455,192	$247,411,853

Loans upon which the accrual of interest has been discontinued totaled $5.5 million as of March 31, 2010 and $5.3 million as of December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

Note 4: Allowance for Loan Losses

	March 31, 2010	December 31, 2009	March 31, 2009
	(unaudited)		(unaudited)
Balance, beginning of year	$3,769,287	$2,552,091	$2,552,091
Provision for loan losses	196,422	2,101,875	95,001
Recoveries	12,965	140,269	30,183
Loans charged off	(268,034)	(1,024,948)	(237,923)

Balance, end of period	$3,710,640	$3,769,287	$2,439,352

Information about impaired loans is as follows for the three months and twelve months ended:	March 31, 2010	December 31, 2009
	(unaudited)
Impaired loans for which an allowance has been provided	$7,747,956	$6,204,160
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$7,747,956	$6,204,160

Allowance provided for impaired loans, included in the allowance for loan losses	$2,126,439	$1,615,993

Average balance impaired loans	$7,145,077	$6,189,204

Interest income recognized (collected $55,633 and $213,117, respectively)	$58,261	$233,653

For the additional loans considered impaired on March 31, 2010, allowances had been provided on December 31, 2009 because they were adversely risk-rated. However, they were included in the environmental category pending enhanced impairment calculations, which were completed during the first quarter of 2010, resulting in the determination of their impaired status. However, no increase in the overall allowance was necessary.

At March 31, 2010 and December 31, 2009, non-accrual loans excluded from impaired loan disclosure totaled $2,185,036 and $1,559,174, respectively. If interest on these loans had been accrued, such income would have approximated $151,063 during the three months ended March 31, 2010 and $87,155 during the year ended December 31, 2009.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Three months ended (Unaudited)	March 31, 2010		March 31, 2009
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share*	2,409,471	$0.06	2,387,641	$0.09

Effect of dilutive securities:
Stock options	—		—

Diluted earnings per share*	2,409,471	$0.06	2,387,641	$0.09

*	includes 96,280 shares issued on April 23, 2010, as a result of a 1 for 25 stock dividend.

On April 23, 2010, the Company paid a stock dividend of 96,280 shares, or one share for every 25 shares outstanding on record as of April 9, 2010. This stock dividend is retroactively reflected, where necessary, in all financial statements and notes herein.

As of March 31, 2010 and 2009, options on 183,056 and 176,481 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Notes to Consolidated Financial Statements—(Continued)

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $3 thousand during the first three months of 2010 and 2009. As of March 31, 2010, there was no unrecognized compensation expense related to stock options. Determination of vesting for options outstanding but not exerciseable will be made during the second quarter of 2010.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were no options granted and no options exercised during the three-month period ended March 31, 2010.

Stock option plan activity for the three months ended March 31, 2010, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	183,056	$13.40	5.8

Granted	—	—
Forfeited	—	—
Exercised	—
Expired	—	—

Options outstanding, March 31	183,056	$13.40	5.5	$—

Options exercisable, March 31	147,956	$14.69	4.7	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on changes in the market value of the Company’s stock. At March 31, 2010, the exercise price of all options outstanding exceeded the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at March 31, 2010 and December 31, 2009, as reflected on the consolidated balance sheets was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually. No impairment was recorded during the three months ended March 31, 2010.

Note 8: Employee Benefit Plans

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

Notes to Consolidated Financial Statements—(Continued)

Components of Net Periodic Benefit Cost

	Pension Benefits		Post Retirement Benefits
Three months ended March 31,	2010	2009	2010	2009
Service cost	$62,038	$77,245	$5,161	$5,359
Interest cost	48,800	61,092	7,839	7,408
Expected return on plan assets	(80,601)	(60,895)	—	—
Amortization of unrecognized prior service cost	(13,491)	1,166	—	—
Amortization of unrecognized net loss	10,733	26,495	—	46
Amortization of transition obligation	—	—	728	728

Net periodic benefit cost	$27,479	$105,103	$13,728	$13,541

The Company intends to make no contribution to its pension plan and $22,419 to its post-retirement benefit plan in 2010. The Company has contributed $13,728 toward the post-retirement plan during the first three months of 2010.

Note 9: Long Term Debt

On March 31, 2010, the Bank had FHLB debt consisting of three advances. The FHLB holds an option to terminate any of the advances on any quarterly payment date. All advances have an early conversion option which gives FHLB the option to convert, in whole only, into one-month LIBOR-based floating rate advances, effective on any quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $58.5 million. Immediate available credit, as of March 31, 2010, was $26.5 million.

The three advances are shown in the following table.

Description	Balance	Acquired	Current Interest Rate	Maturity Date

Convertible	$15,000,000	5/18/2006	4.81%	5/18/2011
Convertible	10,000,000	9/12/2006	4.23%	9/12/2016
Convertible	5,000,000	5/18/2007	4.49%	5/18/2012

	$30,000,000

Note 10: Fair Value Measurements

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

Notes to Consolidated Financial Statements—(Continued)

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements at March 31, 2010 Using
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$33,704,864		$33,704,864

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$34,020,705		$34,020,705

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

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

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair value measurements at March 31, 2010 using
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$5,621,517	$—	$—	$5,621,517
Other real estate owned	$2,342,299	$—	$—	$2,342,299

		Fair value measurements at December 31, 2009 using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$4,588,167	$—	$—	$4,588,167
Other real estate owned	$2,193,399	$—	$—	$2,193,399

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$5,725,922	$5,725,922	$3,461,483	$3,461,483
Interest-bearing deposits	8,843,607	8,843,607	17,542,635	17,542,635
Federal funds sold	7,442,959	7,442,959	2,305,747	2,305,747
Securities available-for-sale	33,704,864	33,704,864	34,020,705	34,020,705
Restricted securities	2,238,500	2,238,500	2,238,500	2,238,500
Loans, net	248,455,192	247,697,093	247,411,853	247,907,067
Accrued interest receivable	1,287,342	1,287,342	1,323,492	1,323,492

Financial Liabilities:
Non-interest-bearing liabilities	$40,429,863	$40,429,863	$40,552,937	$40,552,937
Savings and other interest-bearing deposits	100,626,646	100,626,646	101,577,758	101,577,758
Time deposits	124,903,974	127,233,465	122,382,055	124,762,890
Securities sold under repurchase agreements	4,664,121	4,664,121	7,488,793	7,488,793
FHLB advances	30,000,000	32,013,453	30,000,000	32,083,525
Accrued interest payable	340,740	340,740	321,477	321,477

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

Notes to Consolidated Financial Statements—(Continued)

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

At March 31, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

The level of non-performing assets and impaired loans remains management’s primary concern. Although significant efforts are made to prevent foreclosures, balances in Other Real Estate Owned (“OREO”) increased by $149 thousand during the first quarter of 2010, to $2.3 million. Also during the first quarter, non-accruing loans, which no longer provide interest income, increased by $237 thousand to $5.5 million, and balances of accruing loans considered impaired increased by $738 thousand to $4.4 million. In consideration of these factors, plus the large degree of economic uncertainty, management is maintaining a conservative level of Allowance for Loan Losses (“ALL’) and its related provision expense. As a result, provision expense for the first quarter of 2010 exceeded the first quarter of 2009 by $101 thousand.

Additionally, widely reported domestic bank failures made it necessary last year for the Federal Deposit Insurance Corporation (“FDIC”) to increase its insurance premiums for domestic deposits. As a result, the Bank experienced an additional $56 thousand in FDIC assessment expense during the first three months of 2010 compared to the same period in 2009.

Absent these two items, net income before taxes for the first quarter of 2010 would have been $293 thousand, an increase of $59 thousand, or 25.2%, compared to the first quarter of 2009.

Interest margins also remain a challenge, but they are being managed effectively. Net interest income increased in the first quarter of 2010 compared to the first quarter of 2009, even though interest rates remain at historic lows. Loan yields deteriorated as loan rates adjusted downward and mortgage holders refinanced their loans at these historically low rates, creating material reductions in interest income. However, management has systematically reduced deposit rates, creating compensating reductions in interest expense, and therefore salvaging net interest income. Looking forward, as time deposits mature and new ones are issued at lower rates, reductions in interest expense are expected to continue. The result should be continued improvements in net interest income during the remainder of 2010.

Loan growth has been minimal. Although the Bank originates millions of dollars in new loans each month, the level of originations is only slightly larger than the level of loan paydowns and prepayments. This makes it difficult to increase interest income. Demand for mortgages and commercial loans remains weak.

The Company’s liquidity, core capital levels and regulatory ratios remain good. According to the Bank’s regulators, it remains well capitalized. Given the challenging economic environment, management is closely guarding the Company’s liquidity and capital. Protection of shareholder value is paramount, as evidenced by the payment of a stock dividend instead of a cash dividend on April 23, 2010. This dividend is reflected retroactively in the unaudited consolidated financial statements and notes included in Item 1 of this Form 10-Q.

Management continues to diligently manage controllable expenses. Evidence of this is the conversion to a cash balance pension plan, which will save the Company $310 thousand in benefit costs in 2010, while retaining a valuable retirement benefit for employees.

Although media coverage continues regarding the challenges in the financial industry, the Company is proud of its conservative philosophy and service to its community. The Bank does not invest in exotic debt securities, nor does it have programs that originate Sub-Prime, Alt-A, or other risky types of mortgages. All employees pay their ‘civic rent’ and the Bank is committed to investing in the communities it serves. Management is confident that our Company has a bright future as the dust from ‘the Great Recession’ begins to settle. In the meantime, our employees will participate in over 75 community events this year, not including the myriad community programs and partnerships we support.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

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

Management calculates the ALL and evaluates it for adequacy every quarter. This process is lengthy and thorough. The calculation is based on information such as past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The quarterly process includes consideration of each borrower’s payment history compared to the terms of each loan agreement and other adverse factors such as divorce, loss of income, and bankruptcy. Each loan is then given a grade which represents the extent (or lack) of weakness. This grading process occurs dynamically throughout each quarter as new information is learned about each borrowing relationship.

During the first quarter of 2010, management enhanced the ALL calculation by increasing the number of homogenous pools, modifying the scope of loans evaluated for impairment to eliminate those with smaller balances but to include more relationships than only those with poor grades, increasing the discount factors applied to some forms of collateral, and shortening the historical average charge-off factor time frame to five quarters. These enhancements are included in the ALL calculation process description which follows.

The ALL calculation has three main elements. First, large loan relationships with poor grades, in bankruptcy, nonaccruing, or more than 30 days past due are evaluated for impairment. For every loan deemed impaired, impairment is generally measured by comparing the loan balance to the collateral value. A specific allowance is provided when the loan balance exceeds its collateral value.

Second, for loans not evaluated for impairment, a historical loss factor is applied to their balances as divided into homogenous pools of loans. The historical loss factor for each pool is calculated by averaging the losses over a chosen prior time frame. As of March 31, 2010, that time frame was five quarters.

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

EARNINGS SUMMATION

For the three months ended March 31, 2010, net income was $135 thousand, a decrease of 38% compared to the $219 thousand for the similar period in 2009. Diluted earnings per average share for the three months ended March 31, 2010 were $0.06 as compared to $0.09 for the three months ended March 31, 2009. Annualized return on average assets was 0.2% and 0.3% for the three-month periods ended March 31, 2010 and 2009, respectively. Annualized return on average equity was 2.0% for the three months ended March 31, 2010, down from 3.3% for the similar period ended March 31, 2009.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the three months ended March 31, 2010 was $2.6 million, a slight increase compared to $2.5 million for the three months ended March 31, 2009. Due to increased provision expense, net interest income after the provision for loan losses is down 2.51% for the same period comparison.

Although interest income declined by $199 thousand for the year-to-date period ended March 31, 2010 compared to the same period in 2009, decreases in interest expense of $240 thousand for the same period comparison more than compensated, causing net interest income (before the provision for loan losses) to increase by $41 thousand. The $199 thousand decrease in interest income was driven mainly by reduced loan yields. The $240 thousand decrease in interest expense was primarily due to reductions in rates.

Net Interest Income Analysis (unaudited)

	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
	Three months ended 3/31/2010			Three months ended 3/31/2009
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$24,482	$245	4.00%	$13,933	$139	3.99%
Tax-exempt investments (1)	11,263	158	5.60%	19,990	271	5.43%

Total investments	35,745	403	4.50%	33,923	410	4.84%

Gross loans (2)	252,174	3,608	5.74%	252,345	3,839	6.10%
Interest-bearing deposits	14,715	10	0.29%	7,320	6	0.36%
Federal funds sold	2,776	1	0.16%	6,592	4	0.23%

Total Interest Earning Assets	$305,410	$4,022	5.27%	$300,180	$4,259	5.68%

INTEREST-BEARING LIABILITIES:
Savings deposits	$44,480	$97	0.88%	$45,125	$106	0.95%
NOW deposits	35,538	28	0.32%	33,067	42	0.52%
Time deposits => $100,000	52,957	378	2.89%	53,465	470	3.57%
Time deposits < $100,000	72,228	520	2.92%	69,776	615	3.57%
Money market deposit accounts	21,429	49	0.93%	18,205	77	1.72%

Total Deposits	$226,632	$1,072	1.92%	$219,638	$1,310	2.42%

Federal funds purchased	$—	$—	0.00%	8	—	0.25%
Securities sold under repurchase agreements	5,238	3	0.23%	5,734	4	0.28%
FHLB advances	30,000	342	4.62%	30,000	342	4.62%

Total Interest-Bearing Liabilities	$261,870	$1,417	2.19%	$255,380	$1,656	2.63%

Net interest income and net interest margin		$2,605	3.41%		$2,603	3.47%
Net interest rate spread			3.07%			3.05%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes Visa Program & nonaccrual loans.

The annualized net interest margin was 3.41% for the three months ended March 31, 2010, compared to 3.47% for the same period in 2009. The main reason for this decline is reductions in loan yield, as mentioned earlier, plus increases in time deposit balances, which bear the highest deposit rates. However, deposit rates have been reduced sufficient to reduce the cost of funding and hence interest expense, protecting net interest income. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. This trend is expected to continue and to have positive effects on the net interest margin.

Average interest-earning assets increased 0.2% to $305.4 million for the three months ended March 31, 2010 as compared to $300.2 million for the three months ended March 31, 2009. Average interest-earning assets as a percent of total average assets was 92.4% for the three months ended March 31, 2010 as compared to 92.3% for the comparable period of 2009. As shown in the table above, for the three months ended March 31, 2010, the loan portfolio, with $252.2 million, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 2.5% to $261.9 million for the three months ended March 31, 2010, as compared to $255.4 million for the three months ended March 31, 2009. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $125.2 million for the three months ended March 31, 2010, up from $123.2 million for the similar period in 2009.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, grew to 3.07% for the three months ended March 31, 2010 compared to 3.05% for the same period in 2009.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold, interest-bearing deposits at the Federal Reserve Bank of Richmond, and investments that mature in one year or less provide the major sources of funding for liquidity needs. On March 31, 2010, federal funds sold totaled $7.4 million, interest-bearing deposits at the Federal Reserve totaled $8.8 million, and securities maturing in one year or less totaled $6.7 million. The liquidity ratio as of March 31, 2010 was 15.5% as compared to 13.7% as of December 31, 2009. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. In addition, as noted earlier, the Company has a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) worth $58.5 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Off Balance Sheet Arrangements

	March 31, 2010	December 31, 2009
(Dollars in Thousands)
Total Loan Commitments Outstanding	$33,491	$36,714
Standby-by Letters of Credit	632	617

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon takedown of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

CAPITAL RESOURCES

From December 31, 2009 to March 31, 2010, total shareholders’ equity increased from $26.9 million to $27.2 million. Several factors impact shareholder’s equity, including the Company’s commitment to returning earnings to its shareholders through dividends while meeting regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income was $26.9 million on March 31, 2010 compared to $26.8 million on December 31, 2009. Accumulated other comprehensive income increased $171 thousand between December 31, 2009 and March 31, 2010, a result of unrealized gains in the investment portfolio.

Book value per share, basic, decreased by 2.7% to $10.86 on March 31, 2010 from $11.16 on December 31, 2009. Book value per share, basic, before accumulated comprehensive income/(loss) on March 31, 2010, compared to December 31, 2009, decreased to $10.75 from $11.12. No dividends were paid for the three-month period ended March 31, 2010, and a $0.17 per share cash dividend was paid for the comparable period ended March 31, 2009. Of the 5,000,000 common shares authorized, 2,505,751 were outstanding on March 31, 2010, which includes an additional 96,280 shares issued in a stock dividend on April 23, 2010 of one share for every 25 shares owned.

The Company began a share repurchase program in August of 1999 and has continued the program into 2010. No repurchases were made during the first three months of 2010 or during the comparable period in 2009.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of March 31, 2010, the Bank maintained Tier 1 capital of $23.8 million, net risk weighted assets of $242.5 million, and Tier 2 capital of $3.0 million. On March 31, 2010, the Tier 1 capital to risk weighted assets ratio was 9.8%, the total capital ratio was 11.1%, and the Tier 1 leverage ratio was 7.3%.

FINANCIAL CONDITION

Total assets decreased by 0.2 % to $329.6 million during the three months ended March 31, 2010. Cash and cash equivalents, which produce no income, increased to $5.7 million on March 31, 2010 from $3.5 million at year-end 2009.

During the three months ended March 31, 2010, gross loans increased by $985 thousand or 0.4%, to $252.2 million from $251.2 million at year-end 2009. The largest component of this increase was commercial and industrial loans with a 7.7% increase to $13.2 million.

Loans charged off during the first three months of 2010, net of recoveries, totaled $255 thousand compared to $208 thousand for the comparable period in 2009. The vast majority of these charge-offs were anticipated and specific reserves had been provided for them in the ALL as of December 31, 2009.

In consideration of increased charge-offs, but mostly due to the current economic uncertainty, management has increased the provision for loan losses, resulting in provision expense of $196 thousand during the three months ended March 31, 2010, compared to $95 thousand for the similar period of 2009. The ALL as a percentage of total loans, was 1.47% at March 31, 2010, as compared to 0.96% at March 31, 2009, and 1.50% as of December 31, 2009.

The Company now maintains $2.3 million of OREO as of March 31, 2010, compared to $2.2 million at year-end 2009. This figure represents three residences, six separate lots, two former restaurants and one former convenience store. One OREO property with a total value of $258 thousand was sold in 2010 for a gain of $31,264, and one property with a total value of $399 thousand from one borrower was added through foreclosure. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of March 31, 2010, loans worth $7.7 million were considered impaired, of which $3.3 million were non-accruing. Of the remaining $4.4 million in loans considered impaired, but still accruing interest, only one out of eleven was more than 30 days past due. Compared to December 31, 2009, impaired loan balances have increased by $1.5 million. Impairment evaluation has been enhanced during the first quarter of 2010, resulting in more loans considered impaired and an additional $510 thousand in specific reserves. Because these additional loans had been included in the environmental category of the ALL on December 31, 2009, reserves existed for them at that time. Therefore, no increase in the overall ALL was deemed necessary. Generally, loans with specific reserves, but still accruing interest, are inadequately protected by the current sound-worth of the borrower or by the collateral pledged, but have not been past due for more than 90 days.

Loans no longer accruing interest totaled $5.5 million as of March 31, 2010, up from $5.3 million as of year-end 2009. Loans still accruing interest but delinquent for 90 days or more totaled $288 thousand on March 31, 2010, as compared to $153 thousand on December 31, 2009. Management has reviewed these credits and the underlying collateral and expects no additional loss above that which is specifically reserved in the ALL.

As of March 31, 2010, securities available-for-sale at market value totaled $33.7 million as compared to $34.0 million on December 31, 2009. This represents a net decrease of $315.8 thousand or 0.9% for the three months. As of March 31, 2010, the investment portfolio represented 10.2% of total assets and 11.1% of earning assets. The greater portion of the Company’s investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the unrealized losses to be other than temporarily impaired.

As of March 31, 2010, total deposits were $266.0 million compared to $264.5 million at year-end 2009. This represents an increase in balances of $1.4 million or 0.5% during the three months. This increase was due to time deposits with a 2.1% increase to $124.9 million. Savings and interest-bearing demand deposits decreased 0.9% to $100.6 million and non-interest bearing deposits with a 0.3% decrease to $40.2 million.

Since the Bank’s Colonial Beach office was opened on March 11, 2009, increases in depreciation and related expense are reflected in the first three months of 2010 when compared to the same period in 2009. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits well in excess of costs over time, and are essential to the continued growth of the Company. A well-trained and motivated staff is present and is establishing the same long-term personal relationships provided to customers in the other eight modern and full-service offices.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2010, was up by $18 thousand, or 2.6%, compared to the three months ended March 31, 2009. The main driver of this increase is a gain of $32 thousand on the sale of one OREO property. Income from Investment Advantage was down to $62 thousand from $92 thousand for the same period of 2009, a difference of $30 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since this income is commission-based, declines in investment activity will cause declines in the Company’s income. VISA®related fees declined by $11 thousand in the first three months of 2010 compared to the similar period in 2009. Income from fiduciary activities was up by $5 thousand for the first three months of 2010 compared to the first three months of 2009. Because Bay Trust Company earns fiduciary income mainly from fees based on a percentage of assets under management, increases in the value of the stock market have driven increases in this fee income.

The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned, and explains the quarterly and year-to-date declines shown in the Consolidated Statement of Operations.

NON-INTEREST EXPENSE

For the three months ended March 31, 2010, non-interest expenses totaled $2.9 million, an increase of 1.9% compared to the same period in 2009, due mainly to the $62 thousand increase in occupancy expense and the $56 thousand increase in FDIC insurance expense. The increase in occupancy expense was driven by anticipated increases related to the Bank’s new Colonial Beach office and to increased maintenance contract expense for information systems. As discussed in the Executive Summary, FDIC premium payments increased dramatically throughout 2009 and into 2010 and are effecting all institutions holding federally insured deposits.

The largest component of non-interest expense is salaries and benefits. Salaries and benefits expense is down by $32 thousand to $1.5 million for the first three months of 2010 compared to the same period in 2009. This is due primarily to decreases in compensation expense of $64 thousand and decreases in defined benefit plan expense of $78 thousand. Unfortunately, credits related to loan origination costs are detrimental to salaries and benefits by $100 thousand due to a reduced amount of loan originations.

Other non-interest expenses include bank franchise taxes, which decreased to $41 thousand for the first three months of 2010 compared to $42 thousand for the same period in 2009; expenses related to the Visa® program, which decreased to $119 thousand for the first three months of 2010 compared to $128 thousand for the same period in 2009; other expense, which decreased to $586 thousand for the first three months of 2010 from $613 thousand for the same period in 2009; and telephone expenses, which increased to $48 thousand for the current period compared to $42 thousand for the same period in 2009. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“ FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) No. 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is a filer with the Securities and Exchange Commission (the “SEC”) is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of March 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2010. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended March 31, 2010.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 6, 2010	By:	/S/ AUSTIN L. ROBERTS, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ DEBORAH M. EVANS
Deborah M. Evans
Treasurer
(Principal Financial Officer)