Form 10-Q
period 2010-06-30
BAY BANKS OF VIRGINIA INC
filed 2010-08-06
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

2,505,751 shares of common stock on August 2, 2010

FORM 10-Q

For the interim period ending JUNE 30, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$4,555,834	$3,461,483
Interest-bearing deposits	20,644,662	17,542,635
Federal funds sold	4,726,929	2,305,747
Securities available for sale, at fair value	33,131,889	34,020,705
Restricted securities	2,358,500	2,238,500
Loans, net of allowance for loan losses of $3,193,858 and $3,769,287	244,387,220	247,411,853
Premises and equipment, net	12,983,967	13,326,410
Accrued interest receivable	1,219,227	1,323,492
Other real estate owned, net of valuation allowance	4,482,133	2,193,399
Goodwill	2,807,842	2,807,842
Other assets	3,159,418	3,640,146

Total assets	$334,457,621	$330,272,212

LIABILITIES
Noninterest-bearing deposits	$43,228,253	$40,552,937
Savings and interest-bearing demand deposits	101,727,013	101,577,758
Time deposits	122,847,612	122,382,055

Total deposits	$267,802,878	$264,512,750

Federal funds purchased and securities sold under repurchase agreements	7,742,209	7,488,793
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	1,532,005	1,372,078
Commitments and contingencies	—	—

Total liabilities	$307,077,092	$303,373,621

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,505,751 and 2,409,471 shares, respectively)	$12,528,759	$12,047,357
Additional paid-in capital	5,020,774	4,842,756
Retained earnings	9,539,663	9,912,781
Accumulated other comprehensive income, net	291,333	95,697

Total shareholders’ equity	$27,380,529	$26,898,591

Total liabilities and shareholders’ equity	$334,457,621	$330,272,212

See Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter ended June 30, 2010	Quarter ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
INTEREST INCOME
Loans, including fees	$3,630,664	$3,812,122	$7,238,354	$7,651,425
Securities:
Taxable	233,064	174,845	477,832	320,215
Tax-exempt	79,899	165,575	184,220	344,460
Federal funds sold	1,406	2,340	2,469	6,016
Interest -bearing deposit accounts	11,126	—	21,481	—

Total interest income	3,956,159	4,154,882	7,924,356	8,322,116

INTEREST EXPENSE
Deposits	1,050,214	1,258,051	2,121,908	2,568,468
Federal funds purchased	131	40	131	52
Securities sold under repurchase agreements	3,203	3,270	6,009	7,098
FHLB advances	346,613	345,990	688,801	688,178

Total interest expense	1,400,161	1,607,351	2,816,849	3,263,796

Net interest income	2,555,998	2,547,531	5,107,507	5,058,320
Provision for loan losses	196,422	185,692	392,844	280,693

Net interest income after provision for loan losses	2,359,576	2,361,839	4,714,663	4,777,627

NON-INTEREST INCOME
Income from fiduciary activities	140,961	151,205	286,169	291,677
Service charges and fees on deposit accounts	162,909	169,686	317,116	326,766
VISA-related fees	207,893	193,748	359,054	355,581
Other service charges and fees	182,815	190,918	347,571	359,932
Secondary market lending fees	29,720	74,909	79,313	126,178
Gains on sale of securities available for sale	137,416	5,426	138,842	7,417
Other real estate gains	—	—	32,261	—
Other income	2,927	8,235	5,092	9,414

Total non-interest income	864,641	794,127	1,565,418	1,476,965

NON-INTEREST EXPENSES
Salaries and employee benefits	1,488,970	1,546,670	2,986,507	3,076,193
Occupancy expense	478,788	500,729	1,001,171	960,839
Bank franchise tax	41,115	41,970	82,230	83,940
Visa expense	174,667	158,354	293,499	285,909
Telephone expense	42,024	41,861	90,215	83,461
FDIC Assessments	162,027	230,453	268,260	281,096
Other expense	678,150	654,552	1,263,905	1,267,668

Total non-interest expenses	3,065,741	3,174,589	5,985,787	6,039,106

Net income (loss) before income taxes	158,476	(18,623)	294,294	215,486
Income tax expense (benefit)	16,312	(68,654)	16,854	(53,678)

Net income	$142,164	$50,031	$277,440	$269,164

Basic Earnings Per Share
Average basic shares outstanding*	2,505,751	2,491,576	2,505,751	2,487,385
Earnings per share, basic	$0.06	$0.02	$0.11	$0.11

Diluted Earnings Per Share
Average diluted shares outstanding*	2,505,751	2,491,576	2,505,751	2,487,385
Earnings per share, diluted	$0.06	$0.02	$0.11	$0.11

*	Adjusted for a 1-for-25 stock dividend on April 23, 2010.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2009	$11,936,362	$4,776,604	$10,855,078	$(1,279,814)	$26,288,230
Comprehensive Income:
Net Income	—	—	269,164	—	269,164
Changes in unrealized holding gains on securities arising during the period, net of taxes of $64,720	—	—	—	125,632	125,632
Reclassification adjustment for securities gains included in net income, net of taxes of ($2,522)	—	—	—	(4,895)	(4,895)

Total comprehensive income					389,901
Cash dividends paid — $0.22* per share	—	—	(549,571)	—	(549,571)
Stock-based compensation	—	11,961	—	—	11,961
Sale of common stock:
Dividends Reinvested	61,345	43,303	—	—	104,648

Balance at June 30, 2009	$11,997,707	$4,831,868	$10,574,671	$(1,159,077)	$26,245,169

Balance at January 1, 2010	$12,047,357	$4,842,756	$9,912,781	$95,697	$26,898,591
Comprehensive Income:
Net income	—	—	277,440	—	277,440
Changes in unrealized holding gains on securities arising during the period, net of taxes of $147,988	—	—	—	287,272	287,272
Reclassification adjustment for securities gains included in net income, net of taxes of ($47,206)	—	—	—	(91,636)	(91,636)

Total comprehensive income					473,076
Stock-based compensation	—	9,527	—	—	9,527
Stock dividend	481,402	168,491	(650,558)	—	(665)

Balance at June 30, 2010	$12,528,759	$5,020,774	$9,539,663	$291,333	$27,380,529

*	Adjusted for a 1-for-25 stock dividend on April 23, 2010.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Six months ended	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities
Net Income	$277,440	$269,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	448,494	449,752
Net amortization and accretion of securities	24,369	9,710
Provision for loan losses	392,844	280,693
Stock-based compensation	9,527	11,961
Deferred income tax (benefit)	(20,805)	(10,710)
(Gain) on securities available-for-sale	(138,842)	(7,417)
(Gain) on sale of other real estate	(32,261)	—
Decrease in accrued income and other assets	549,804	678,377
Increase (decrease) in other liabilities	79,950	(747,338)

Net cash provided by operating activities	$1,590,520	$934,192

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	$1,304,634	$3,697,161
Proceeds from sales of available-for-sale securities	9,722,377	1,544,499
Purchases of available-for-sale securities	(9,727,304)	(6,848,684)
Capitalized cost of other real estate owned	(120,000)	—
(Increase) in interest bearing deposits in other banks	(3,102,027)	(10,780,370)
(Increase) in federal funds sold	(2,421,182)	(1,870,708)
Principal collections on loans, net	119,745	3,382,229
Proceeds from sale of other real estate	290,761	—
Purchases of premises and equipment	(106,051)	(889,974)

Net cash (used in) investing activities	$(4,039,047)	$(11,765,847)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	$2,824,571	$10,241,624
Net increase in time deposits	465,557	1,301,847
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	253,416	(1,036,329)
Proceeds from issuance of common stock	—	104,648
Dividends paid and cash in lieu	(665)	(549,571)

Net cash provided by financing activities	$3,542,879	$10,062,219

Net increase (decrease) in cash and due from banks	$1,094,351	$(769,436)
Cash and due from banks at beginning of period	3,461,483	5,247,480

Cash and due from banks at end of period	$4,555,834	$4,478,044

Supplemental Schedule of Cash Flow Information:
Interest paid	$2,816,982	$3,314,061

Unrealized gain on investment securities	$296,418	$182,935

Loans transferred to other real estate owned	$2,512,044	$856,238

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

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at June 30, 2010 and December 31, 2009, follow:

Available-for-sale securities June 30, 2010 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$6,843,219	$23,566	$(193)	$6,866,592
State and municipal obligations	25,537,477	774,248	(46,428)	26,265,297

	$32,380,696	$797,814	$(46,621)	$33,131,889

Available-for-sale securities December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$3,629,523	$21,436	$—	$3,650,959
State and municipal obligations	29,936,407	499,528	(66,189)	30,369,746

	$33,565,930	$520,964	$(66,189)	$34,020,705

Securities with a market value of $9.4 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of June 30, 2010. The market value of pledged securities at year-end 2009 was $11.5 million.

Securities in an unrealized loss position at June 30, 2010 and December 31, 2009, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at June 30, 2010 included 3 federal agency and 5 municipal bonds, as shown below.

Notes to Consolidated Financial Statements—(Continued)

	Less than 12 months		12 months or more		Total
June 30, 2010 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

States and municipal obligations	$1,530,165	$45,632	$211,827	$796	$1,741,992	$46,428
U.S. Government agencies	2,993,617	193	—	—	2,993,617	193

Total temporarily impaired securities	$4,523,782	$45,825	$211,827	$796	$4,735,609	$46,621

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

States and municipal obligations	$4,241,593	$56,052	$772,235	$10,137	$5,013,828	$66,189

Total temporarily impaired securities	$4,241,593	$56,052	$772,235	$10,137	$5,013,828	$66,189

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million at June 30, 2010 and December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Note 3: Loans

The components of loans were as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Mortgage loans on real estate:
Construction	$31,081,954	$33,028,228
Secured by farmland	1,412,371	1,446,405
Secured by 1-4 family residential	143,684,131	140,839,355
Other real estate loans	42,669,718	46,383,094
Commercial and industrial loans (not secured by real estate)	12,773,483	12,293,307
Consumer installment loans	8,864,734	9,620,893
All other loans	6,207,281	6,622,901
Net deferred loan costs and fees	887,406	946,957

Total loans	$247,581,078	$251,181,140
Allowance for loan losses	(3,193,858)	(3,769,287)

Loans, net	$244,387,220	$247,411,853

Loans, upon which the accrual of interest has been discontinued, totaled $2.4 million as of June 30, 2010 and $5.3 million as of December 31, 2009.

Notes to Consolidated Financial Statements—(Continued)

Note 4: Allowance for Loan Losses

	June 30,2010	December 31, 2009	June 30,2009
	(unaudited)		(unaudited)

Balance, beginning of year	$3,769,287	$2,552,091	$2,552,091
Provision for loan losses	392,844	2,101,875	280,693
Recoveries	166,484	140,269	78,188
Loans charged off	(1,134,757)	(1,024,948)	(450,904)

Balance, end of period	$3,193,858	$3,769,287	$2,460,068

Information about impaired loans is as follows:

for the six months and twelve months ended:	June 30, 2010	December 31, 2009
	(unaudited)

Impaired loans for which an allowance has been provided	$4,982,451	$6,204,160

Allowance provided for impaired loans, included in the allowance for loan losses	$1,495,253	$1,615,993

Average balance impaired loans	$4,445,599	$6,189,204

Interest income recognized (collected $113,101 and $213,117, respectively)	$114,454	$233,653

At June 30, 2010 and December 31, 2009, adversely risk rated loans evaluated for impairment in which no allowance was deemed necessary totaled $4,391,362 and $4,188,562, respectively. Included above, as of June 30, 2010, $2.3 million of impaired loans with specific reserves of $775,832 were provided for in the allowance for loan losses general pool as of December 31, 2009 and were moved to specific allocations in 2010 upon completion of detailed impairment analysis.

At June 30, 2010 and December 31, 2009, non-accrual loans excluded from impaired loan disclosure totaled $1,719,470 and $1,559,174, respectively. If interest on these loans had been accrued, such income would have approximated $87,789 during the six months ended June 30, 2010 and $87,155 during the year ended December 31, 2009.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended						Six Months Ended
	June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,505,751	$0.06	2,491,576	$0.02	2,505,751	$0.11	2,487,385	$0.11

Effect of dilutive securities:
Stock options	—		—		—		—

Diluted earnings per share	2,505,751	$0.06	2,491,576	$0.02	2,505,751	$0.11	2,487,385	$0.11

As of June 30, 2010 and 2009, options on 212,629 and 193,467 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Notes to Consolidated Financial Statements—(Continued)

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $9 thousand during the first six months of 2010 and $12 thousand for the same period in 2009. As of June 30, 2010, there was $8 thousand of unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 42,800 options granted and no options exercised during the six month period ended June 30, 2010.

Stock option plan activity for the six months ended June 30, 2010, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	190,378	$12.88	5.8

Granted	42,800	5.72
Forfeited	(20,549)	8.38
Exercised	—
Expired	—	—

Options outstanding, June 30	212,629	$11.87	6.0	$—

Options exercisable, June 30	177,329	$13.10	5.1	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on changes in the market value of the Companys stock. At June 30, 2010, the exercise price of all options outstanding exceeded the market value of the Companys stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at June 30, 2010 and December 31, 2009, as reflected on the consolidated balance sheets was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually. No impairment was recorded during the six months ended June 30, 2010.

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

The Company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The postretirement benefit plan provides coverage toward a retirees eligible medical and life insurance benefits expenses.

Notes to Consolidated Financial Statements—(Continued)

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post Retirement Benefits
Six months ended June 30,	2010	2009	2010	2009
Service cost	$124,073	$154,487	$10,321	$10,717
Interest cost	97,601	122,184	15,678	14,816
Expected return on plan assets	(161,201)	(121,789)	—	—
Amortization of unrecognized prior service cost	(26,981)	2,333	—	—
Amortization of unrecognized net loss	21,466	52,990	—	92
Amortization of transition obligation	—	—	1,457	1,457

Net periodic benefit cost	$54,958	$210,205	$27,456	$27,082

The Company estimates no contribution to its pension plan and $22,419 to its post-retirement benefit plan in 2010. The Company has contributed $6,770 toward the post-retirement plan during the first six months of 2010.

Note 9: Long Term Debt

On June 30, 2010, the Bank had FHLB debt consisting of three advances. The FHLB holds an option to terminate any of the advances on any quarterly payment date. All advances have an early conversion option which gives FHLB the option to convert, in whole only, into one-month LIBOR-based floating rate advances, effective on any quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $62.0 million. Immediate available credit, as of June 30, 2010, was $30.0 million.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements at June 30, 2010 Using
Description (unaudited)	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$33,131,889	$—	$33,131,889	$—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$34,020,705	$—	$34,020,705	$—

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

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair value measurements at June 30, 2010 using
Description (unaudited)	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation allowance	$3,487,198	$—	$—	$3,487,198

Other real estate owned	$4,482,133	$—	$—	$4,482,133

		Fair value measurements at December 31, 2009 using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation allowance	$4,588,167	$—	$—	$4,588,167

Other real estate owned	$2,193,399	$—	$—	$2,193,399

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,555,834	$4,555,834	$3,461,483	$3,461,483
Interest-bearing deposits	20,644,662	20,644,662	17,542,635	17,542,635
Federal funds sold	4,726,929	4,726,929	2,305,747	2,305,747
Securities available-for-sale	33,131,889	33,131,889	34,020,705	34,020,705
Restricted securities	2,358,500	2,358,500	2,238,500	2,238,500
Loans, net	244,387,220	243,524,047	247,411,853	247,907,067
Accrued interest receivable	1,219,227	1,219,227	1,323,492	1,323,492

Financial Liabilities:
Non-interest-bearing liabilities	$43,228,253	$43,228,253	$40,552,937	$40,552,937
Savings and other interest-bearing deposits	101,727,013	101,727,013	101,577,758	101,577,758
Time deposits	122,847,612	124,832,732	122,382,055	124,762,890
Securities sold under repurchase agreements	7,742,209	7,742,209	7,488,793	7,488,793
FHLB advances	30,000,000	32,126,474	30,000,000	32,083,525
Accrued interest payable	321,343	321,343	321,477	321,477

The fair values shown do not necessarily represent the amounts which would be received on immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Notes to Consolidated Financial Statements—(Continued)

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

At June 30, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

In consideration of the challenges presented by the current economic and financial regulatory environment, management is pleased to report continued Company profits for both the second quarter and first six months of 2010. We are proud of our conservative philosophy and service to our community. The Bank does not invest in non-traditional debt securities, nor does it have programs that originate Sub-Prime, Alt-A, or other types of mortgages that have a high risk profile. All employees pay their ‘civic rent’ and the Bank is committed to investing in the communities it serves. Management is confident that our Company has a bright future as the economy continues its recovery from ‘the Great Recession.’ In the meantime, our employees will participate in over 75 community events this year, not including the community programs and partnerships supported by the Company.

Management has successfully improved the quality of the Bank’s loan portfolio, as evidenced by a noticeable reduction in non-performing loans, to 2.1% of total loans as of June 30, 2010 compared to 3.3% as of December 31, 2009. Consequently, however, balances in OREO increased to $4.5 million during the first half of 2010 and net loan charge-offs are high at $968 thousand for the first half of 2010, due materially to one large credit. Nearly all of the charge-offs recorded in 2010 were included in the allowance as specific reserves on impaired loans at December 31, 2009. Although these actions have contributed to an improvement in overall loan quality, in consideration of the large degree of economic uncertainty, management is maintaining a conservative level of Allowance for Loan Losses (“ALL”) at $3.2 million and related elevated provision expense. As a result, provision expense for the first half of 2010 exceeded the first half of 2009 by $112 thousand. Management is cautiously optimistic that the worst of the foreclosures and charge-off levels is behind us in the Bank’s market area.

However, insurance premiums for domestic deposits remain historically high as the Federal Deposit Insurance Corporation (“FDIC”) rebuilds the Deposit Insurance Fund. As a result, the Bank continues to experience elevated levels of FDIC assessment expense in 2010.

Interest margins also remain a challenge, but they are being managed effectively. Net interest income increased in the second quarter of 2010 compared to both the first quarter of 2010 and the second quarter of 2009, even though interest rates remain at historic lows. Loan yields remain low, contributing to reduced interest income, which is also negatively impacted by nonaccrual loans. However, management has systematically reduced deposit rates, creating compensating reductions in costs of funds and interest expense, and therefore enhancing net interest income as noted previously. Looking forward, as time deposits mature and new ones are issued at lower rates, reductions in interest expense are expected to continue. The result should be continued improvements in net interest income during the remainder of 2010.

The loan portfolio has declined slightly since December 31, 2009. Although the Bank originates millions of dollars in new loans each month, the level of originations has not been sufficient to mitigate loan pay downs, prepayments and foreclosures. This has also contributed to the decline in interest income. Demand for mortgages and commercial loans remains below historical levels.

The Company’s liquidity, core capital levels and regulatory ratios remain good. According to the Bank’s regulators, the Bank remains well capitalized. Given the challenging economic environment, management is closely guarding the Company’s liquidity and capital. Protection of shareholder value is paramount, as evidenced by the payment of a stock dividend instead of a cash dividend on April 23, 2010.

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

The ALL calculation has three main elements. First, large loan relationships with an adverse risk rating grade, in bankruptcy, nonaccruing, or more than 30 days past due are evaluated for impairment. For these loans, a specific allowance is provided when the loan balance exceeds its collateral value.

Second, for loans not evaluated for impairment, a historical loss factor is applied to their balances as divided into homogenous pools of loans. The historical loss factor for each pool is calculated by averaging the losses over the prior five quarters.

Finally, a set of environmental factors, such as the economy, underwriting standards, changes in levels of loan quality, and experience of lending personnel, is used to estimate the value of intrinsic risk in each of the homogenous pools.

The summation of these three elements results in the total estimated ALL. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

EARNINGS SUMMATION

For the six months ended June 30, 2010, net income was $277 thousand, an increase of 3.1% compared to the $269 thousand for the similar period in 2009. Diluted earnings per average share for the six months ended June 30, 2010 and 2009 were $0.11. Annualized return on average assets was 0.2% and 0.2% for the six months ended June 30, 2010 and 2009, respectively. Annualized return on average equity was 2.1% for the six months ended June 30, 2010, up from 2.0% for the similar period ended June 30, 2009.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the six months ended June 30, 2010 and 2009 was $5.1 million. Due to increased provision expense, net interest income after the provision for loan losses is down 1.32%, from $4.8 million to $4.7 million, for the same period comparison.

Although interest income declined by $398 thousand for the year-to-date period ended June 30, 2010 compared to the same period in 2009, decreases in interest expense of $447 thousand for the same period comparison more than compensated, causing net interest income (before provision for loan losses) to increase by $49 thousand. The $398 thousand decrease in interest income was driven mainly by reduced loan yields. The $447 thousand decrease in interest expense was primarily due to reductions in time deposit rates.

Net Interest Income Analysis (unaudited)

	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
	Six months ended 6/30/2010			Six months ended 6/30/2009
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$24,562	$478	3.89%	$14,899	$305	4.09%
Tax-exempt investments (1)	9,922	279	5.62%	19,283	521	5.41%

Total investments	34,484	757	4.39%	34,182	826	4.83%

Gross loans (2)	250,773	7,238	5.78%	251,559	7,651	6.10%
Interest-bearing deposits	17,641	21	0.25%	9,890	15	0.36%
Federal funds sold	2,989	2	0.13%	6,178	6	0.23%

Total Interest Earning Assets	$305,887	$8,018	5.24%	$301,809	$8,498	5.63%

INTEREST-BEARING LIABILITIES:
Savings deposits	$45,088	$195	0.87%	$45,162	$209	0.93%
NOW deposits	35,848	55	0.31%	34,024	80	0.47%
Time deposits => $100,000	52,835	755	2.88%	52,986	925	3.52%
Time deposits < $100,000	71,787	1,027	2.88%	70,080	1,219	3.51%
Money market deposit accounts	20,450	90	0.89%	18,174	135	1.50%

Total Deposits	$226,008	$2,122	1.89%	$220,426	$2,568	2.35%

Federal funds purchased	$33	$—	0.66%	17	$—	0.25%
Securities sold under repurchase agreements	5,753	6	0.21%	6,016	7	0.23%
FHLB advances	30,000	689	4.63%	30,000	688	4.62%

Total Interest-Bearing Liabilities	$261,794	$2,817	2.17%	$256,459	$3,263	2.57%

Net interest income and net interest margin		$5,201	3.40%		$5,235	3.47%
Net interest rate spread			3.07%			3.06%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes Visa Program & nonaccrual loans.

The annualized net interest margin was 3.40% for the six months ended June 30, 2010, compared to 3.47% for the same period in 2009. The main reason for this decline is reductions in loan yield, as mentioned earlier. However, deposit rates have declined to reduce the cost of funding and hence interest expense, mitigating most of the potential decline in net interest income. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. This trend is expected to continue and to have positive effects on the net interest margin.

Average interest-earning assets increased 0.1% to $305.9 million for the six months ended June 30, 2010 as compared to $301.8 million for the six months ended June 30, 2009. Average interest-earning assets as a percent of total average assets was 92.2% for the six months ended June 30, 2010 as compared to 93.4% for the comparable period of 2009. As shown in the table above, for the six months ended June 30, 2010, the loan portfolio, with $250.8 million, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 2.1% to $261.8 million for the six months ended June 30, 2010, as compared to $256.5 million for the six months ended June 30, 2009. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $124.6 million for the six months ended June 30, 2010, up from $123.1 million for the similar period in 2009. Noticeable increases in average balances occurred in NOW and money market account deposits.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, grew to 3.07% for the six months ended June 30, 2010 compared to 3.06% for the same period in 2009.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold, interest-bearing deposits at the Federal Reserve Bank of Richmond, and investments that mature in one year or less provide the major sources of funding for liquidity needs. On June 30, 2010, federal funds sold totaled $4.7 million, interest-bearing deposits at the Federal Reserve Bank totaled $20.7 million, and securities maturing in one year or less totaled $8.1 million. The liquidity ratio as of June 30, 2010 was 17.5% as compared to 13.7% as of December 31, 2009. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. In addition, as noted earlier, the Company has a line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) worth $62.0 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

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

Off Balance Sheet Arrangements

	June 30, 2010	December 31, 2009
(Dollars in Thousands)
Total Loan Commitments Outstanding	$34,889	$36,714
Standby-by Letters of Credit	426	617

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

CAPITAL RESOURCES

From December 31, 2009 to June 30, 2010, total shareholders’ equity increased from $26.9 million to $27.4 million. Several factors impact shareholder’s equity, including earnings returned to shareholders through dividends and regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income was $27.1 million on June 30, 2010 compared to $26.8 million on December 31, 2009. Accumulated other comprehensive income increased $196 thousand between December 31, 2009 and June 30, 2010, a result of unrealized gains in the investment portfolio.

Book value per share, basic, decreased by 2.1% to $10.93 on June 30, 2010 from $11.16 on December 31, 2009. Book value per share, basic, before accumulated comprehensive income/(loss) on June 30, 2010, compared to December 31, 2009, decreased to $10.81 from $11.12. No cash dividends were paid for the six-month period ended June 30, 2010, and a $0.22 per share cash dividend was paid for the comparable period ended June 30, 2009. Of the 5,000,000 common shares authorized, 2,505,751 were outstanding on June 30, 2010, which includes 96,280 shares issued in a stock dividend on April 23, 2010 of one share for every 25 shares owned.

The Company began a share repurchase program in August of 1999 and has continued the program into 2010. No repurchases were made during the first six months of 2010 or during the comparable period in 2009.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of June 30, 2010, the Bank maintained Tier 1 capital of $24.0 million, net risk weighted assets of $236.9 million, and Tier 2 capital of $3.0 million. On June 30, 2010, the Tier 1 capital to risk weighted assets ratio was 10.1%, the total capital ratio was 11.4%, and the Tier 1 leverage ratio was 7.3%.

FINANCIAL CONDITION

Total assets increased by 1.3 % to $334.5 million during the six months ended June 30, 2010. Cash and cash equivalents, which produce no income, increased to $4.6 million on June 30, 2010 from $3.5 million at year-end 2009.

During the six months ended June 30, 2010, gross loans decreased by $3.6 million or 1.4%, to $247.6 million from $251.2 million at year-end 2009. The largest component of this decrease was other real estate loans with an 8.0% decrease to $42.7 million.

As of June 30, 2010, loans valued at $9.4 million were adversely risk rated and evaluated for impairment, compared to $12.7 million on December 31, 2009. Impaired loan balances have declined by $3.3 million. The decline was primarily due to the migration of $2.5 million of impaired loans to other real estate owned. Management has reviewed these credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

Nonperforming loans as a percentage of total loans declined to 2.1% as of June 30, 2010 compared to 3.3% as of December 31, 2009. Nonperforming loans include loans no longer accruing interest (non-accruing loans) and past due loans. Non-accruing loans totaled $2.4 million as of June 30, 2010, down from $5.3 million as of year-end 2009. Loans still accruing interest but delinquent for 90 days or more totaled $31 thousand on June 30, 2010, as compared to $153 thousand on December 31, 2009. Remaining past due loans totaled $2.3 million on June 30, 2010, down from $3.1 million on December 31, 2009.

Loans charged off during the first six months of 2010, net of recoveries, totaled $968 thousand compared to $165 thousand for the comparable period in 2009. Materially all of these charge-offs were anticipated and specific reserves had been provided for them in the ALL in 2009. These charge-offs have had the expected effect of reducing the ALL. However, the general quality of the Bank’s loan portfolio has also improved, as evidenced by the noticeable reduction in nonperforming loans. Therefore, management believes the reduction in the ALL is directionally consistent with declines in past due and non-accruing loans, with the ALL remaining conservative at 1.29% of total loans as of June 30, 2010, down from 1.50% as of December 31, 2009.

The Company now maintains $4.5 million of OREO as of June 30, 2010, compared to $2.2 million at year-end 2009. This figure represents four residences, nine separate lots, two former restaurants, one former retail space, one former lodging property and one former convenience store. In 2010, one OREO property with a book value of $258 thousand has been sold for a gain of $31 thousand, and seven properties with a total value of $2.5 million from three borrowers have been added through foreclosure. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed

As of June 30, 2010, securities available-for-sale at market value totaled $33.1 million as compared to $34.0 million on December 31, 2009. This represents a net decrease of $888.8 thousand or 2.6% for the six months. As of June 30, 2010, the investment portfolio represented 9.9% of total assets and 10.8% of earning assets. The Company’s entire investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the securities to be other than temporarily impaired.

As of June 30, 2010, total deposits were $267.8 million compared to $264.5 million at year-end 2009. This represents an increase in balances of $3.3 million or 1.2% during the six months. This increase was due to time deposits with a 0.4% increase to $122.8 million, savings and interest-bearing demand deposits with an increase of 0.1% to $101.7 million and non-interest bearing deposits with a 6.6% increase to $43.2 million.

Since the Bank’s Colonial Beach office was opened on March 11, 2009, increases in depreciation and related expense are reflected in the first six months of 2010 when compared to the same period in 2009. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits well in excess of costs over time, and are essential to the continued growth of the Company. A well-trained and motivated staff is present and is establishing the same long-term personal relationships provided to customers in the other eight modern and full-service offices.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2010, was up by $88 thousand, or 6.0%, compared to the six months ended June 30, 2009. The main driver of this increase is gains of $131 thousand on the sale of securities. Income from Investment Advantage was down to $135 thousand from $196 thousand for the same period of 2009, a difference of $61 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since this income is commission-based, declines in investment activity will cause declines in the Company’s income. VISA® related fees increased by $3 thousand in the first half of 2010 compared to the similar period in 2009. Income from fiduciary activities was down by $6 thousand for the first half of 2010 compared to the similar period of 2009. Because Bay Trust Company earns fiduciary income mainly from fees based on a percentage of assets under management, changes in the value of the stock market drive the majority of variations in this fee income.

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

NON-INTEREST EXPENSE

For the six months ended June 30, 2010, non-interest expenses totaled $6.0 million, a decrease of 0.9% compared to the same period in 2009, due mainly to the $90 thousand decrease in salaries and employee benefits expense and the $13 thousand decrease in FDIC insurance expense.

The largest component of non-interest expense is salaries and benefits. Salaries and benefits expense is down by $90 thousand to $3.0 million for the first six months of 2010 compared to the same period in 2009. This is due primarily to decreases in compensation expense of $124 thousand and decreases in defined benefit plan expense of $147 thousand. Unfortunately, credits related to loan origination costs are detrimental to salaries and benefits by $168 thousand due to a reduced amount of loan originations.

Other non-interest expenses include bank franchise taxes, which decreased to $82 thousand for the first six months of 2010 compared to $84 thousand for the same period in 2009; expenses related to the Visa® program, which increased to $293 thousand for the first six months of 2010 compared to $286 thousand for the same period in 2009; other expense, which decreased by $4 thousand to $1.3 million for the first six months of 2010 compared to the same period in 2009; and telephone expenses, which increased to $90 thousand for the current period compared to $83 thousand for the same period in 2009. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) No. 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of June 30, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2010. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended June 30, 2010.

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

Bay Banks of Virginia, Inc.
(Registrant)

August 6, 2010	By:	/S/ AUSTIN L. ROBERTS, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ DEBORAH M. EVANS
Deborah M. Evans
Treasurer
(Principal Financial Officer)