Form 10-Q
period 2010-09-30
BAY BANKS OF VIRGINIA INC
filed 2010-11-05
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

2,605,855 shares of common stock on November 2, 2010

FORM 10-Q

For the interim period ending SEPTEMBER 30, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and due from banks	$3,643,558	$3,461,483
Interest-bearing deposits	21,013,445	17,542,635
Federal funds sold	4,725,813	2,305,747
Securities available for sale, at fair value	34,953,277	34,020,705
Restricted securities	2,358,500	2,238,500
Loans, net of allowance for loan losses of $3,328,519 and $3,769,287	246,050,250	247,411,853
Premises and equipment, net	12,857,856	13,326,410
Accrued interest receivable	1,164,527	1,323,492
Other real estate owned, net of valuation allowance	4,009,719	2,193,399
Goodwill	2,807,842	2,807,842
Other assets	3,075,509	3,640,146

Total assets	$336,660,296	$330,272,212

LIABILITIES
Noninterest-bearing deposits	$47,769,633	$40,552,937
Savings and interest-bearing demand deposits	101,037,458	101,577,758
Time deposits	119,922,670	122,382,055

Total deposits	$268,729,761	$264,512,750

Federal funds purchased and securities sold under repurchase agreements	8,443,928	7,488,793
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	1,780,060	1,372,078
Commitments and contingencies	—	—

Total liabilities	$308,953,749	$303,373,621

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,605,855 and 2,409,471 shares, respectively)	$13,029,277	$12,047,357
Additional paid-in capital	4,963,084	4,842,756
Retained earnings	9,120,307	9,912,781
Accumulated other comprehensive income, net	593,879	95,697

Total shareholders’ equity	$27,706,547	$26,898,591

Total liabilities and shareholders’ equity	$336,660,296	$330,272,212

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter ended September 30, 2010	Quarter ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
INTEREST INCOME
Loans, including fees	$3,562,909	$3,735,491	$10,801,263	$11,386,916
Securities:
Taxable	221,794	228,386	699,626	533,629
Tax-exempt	66,791	156,211	251,011	500,671
Federal funds sold	3,058	1,833	5,527	7,849
Interest -bearing deposit accounts	14,078	11,812	35,559	26,784

Total interest income	3,868,630	4,133,733	11,792,986	12,455,849

INTEREST EXPENSE
Deposits	1,033,103	1,158,947	3,155,011	3,727,415
Federal funds purchased	—	56	131	108
Securities sold under repurchase agreements	4,271	4,053	10,280	11,151
FHLB advances	349,792	349,792	1,038,593	1,037,970

Total interest expense	1,387,166	1,512,848	4,204,015	4,776,644

Net interest income	2,481,464	2,620,885	7,588,971	7,679,205
Provision for loan losses	130,948	492,008	523,792	772,701

Net interest income after provision for loan losses	2,350,516	2,128,877	7,065,179	6,906,504

NON-INTEREST INCOME
Income from fiduciary activities	151,739	147,354	437,908	439,031
Service charges and fees on deposit accounts	157,090	169,130	474,206	495,896
VISA-related fees	246,537	239,328	605,591	594,909
Other service charges and fees	150,040	160,412	497,611	520,344
Secondary market lending fees	103,137	56,021	182,450	182,199
Gains on sale of securities available for sale	49,420	6,019	188,262	13,436
Other real estate gains (losses)	(253,590)	11,343	(221,329)	11,343
Net gains on other investments	—	4,500	—	4,500
Other income	1,348	10,562	6,440	19,976

Total non-interest income	605,721	804,669	2,171,139	2,281,634

NON-INTEREST EXPENSES
Salaries and employee benefits	1,477,158	1,520,729	4,463,665	4,596,922
Occupancy expense	497,722	503,738	1,498,893	1,464,577
Bank franchise tax	41,115	42,467	123,345	126,407
Visa expense	209,947	195,275	503,446	481,184
Telephone expense	48,273	47,760	138,488	131,221
FDIC assessments	148,501	121,629	416,761	402,725
Other expense	551,970	551,362	1,815,875	1,819,030

Total non-interest expenses	2,974,686	2,982,960	8,960,473	9,022,066

Net income (loss) before income taxes	(18,449)	(49,414)	275,845	166,072
Income tax (benefit)	(40,090)	(84,220)	(23,236)	(137,898)

Net income	$21,641	$34,806	$299,081	$303,970

Basic Earnings Per Share
Average basic shares outstanding*	2,605,855	2,595,625	2,605,855	2,589,826
Earnings per share, basic	$0.01	$0.01	$0.11	$0.12

Diluted Earnings Per Share
Average diluted shares outstanding*	2,605,855	2,595,625	2,605,855	2,589,826
Earnings per share, diluted	$0.01	$0.01	$0.11	$0.12

*	Adjusted for a 1-for-25 stock dividend on April 23, 2010 and August 27, 2010.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2009	$11,936,362	$4,776,604	$10,855,078	$(1,279,814)	$26,288,230
Comprehensive Income:
Net Income	—	—	303,970	—	303,970
Changes in unrealized holding gains (losses) on securities arising during the period, net of taxes of $310,117	—	—	—	601,992	601,992
Reclassification adjustment for securities gains included in net income, net of taxes of ($4,568)	—	—	—	(8,868)	(8,868)

Total comprehensive income					897,094
Cash dividends paid —$0.29 per share	—	—	(693,423)	—	(693,423)
Stock-based compensation	—	14,627	—	—	14,627
Sale of common stock:

Dividends Reinvested	85,250	46,882	—	—	132,132

Balance at September 30, 2009	$12,021,612	$4,838,113	$10,465,625	$(686,690)	$26,638,660

Balance at January 1, 2010	$12,047,357	$4,842,756	$9,912,781	$95,697	$26,898,591
Comprehensive Income:
Net income	—	—	299,081	—	299,081
Changes in unrealized holding gains on securities arising during the period, net of taxes of $320,648	—	—	—	622,435	622,435
Reclassification adjustment for securities gains included in net income, net of taxes of ($64,009)	—	—	—	(124,253)	(124,253)

Total comprehensive income					797,263
Stock-based compensation	—	11,903	—	—	11,903
Stock dividend	981,920	108,425	(1,091,555)	—	(1,210)

Balance at September 30, 2010	$13,029,277	$4,963,084	$9,120,307	$593,879	$27,706,547

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

Nine months ended

	September 30, 2010	September 30, 2009
Cash Flows From Operating Activities
Net Income	$299,081	$303,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	666,412	678,788
Net amortization and accretion of securities	44,328	53,885
Provision for loan losses	523,792	772,701
Stock-based compensation	11,903	14,627
Deferred income tax (benefit)	(20,805)	(10,710)
(Gain) on securities available-for-sale	(188,262)	(13,436)
OREO valuation allowance	268,300	—
(Gain) on sale of other real estate	(46,971)	(11,342)
Net (gain) on other investments	—	(4,500)
Decrease in accrued income and other assets	683,113	835,684
Increase (decrease) in other liabilities	172,148	(949,611)

Net cash provided by operating activities	$2,413,039	$1,670,056

Cash Flows From Investing Activities
Proceeds from maturities of available-for-sale securities	1,564,634	3,785,736
Proceeds from sales of available-for-sale securities	11,814,708	2,500,449
Purchases of available-for-sale securities	(13,413,159)	(10,528,957)
Purchase of restricted securities	(120,000)	—
(Increase) in interest bearing deposits in other banks	(3,470,810)	(12,377,072)
(Increase) decrease in federal funds sold	(2,420,066)	4,088,754
Loan (originations) and principal collections, net	(1,674,233)	1,506,178
Proceeds from sale of other real estate	514,884	218,142
Purchases of premises and equipment	(197,858)	(903,543)

Net cash (used in) investing activities	$(7,401,900)	$(11,710,313)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	6,676,396	9,274,152
Net (decrease) in time deposits	(2,459,385)	(343,226)
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	955,135	(1,337,771)
Proceeds from issuance of common stock	—	132,132
Dividends paid and cash in lieu	(1,210)	(693,423)

Net cash provided by financing activities	$5,170,936	$7,031,864

Net increase (decrease) in cash and due from banks	182,075	(3,008,393)
Cash and due from banks at beginning of period	3,461,483	5,247,480

Cash and due from banks at end of period	$3,643,558	$2,239,087

Supplemental Schedule of Cash Flow Information
Interest paid	$4,208,080	$4,837,378

Income taxes paid	—	—

Unrealized gain on investment securities	754,821	898,673

Loans transferred to other real estate owned	2,512,044	1,243,438

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

Note 2: Securities

The carrying amounts of debt and other securities and their approximate fair values at September 30, 2010 and December 31, 2009, follow:

Available-for-sale securities September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,318,302	$60,358	$(14,441)	$8,364,219
State and municipal obligations	25,425,379	1,168,867	(5,188)	26,589,058

	$33,743,681	$1,229,225	$(19,629)	$34,953,277

Available-for-sale securities December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$3,629,523	$21,436	$—	$3,650,959
State and municipal obligations	29,936,407	499,528	(66,189)	30,369,746

	$33,565,930	$520,964	$(66,189)	$34,020,705

Securities with a market value of $10.1 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2010. The market value of pledged securities at year-end 2009 was $11.5 million.

Securities in an unrealized loss position at September 30, 2010 and December 31, 2009, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at September 30, 2010 included three federal agencies and one municipal bond, as shown below.

	Less than 12 months		12 months or more		Total
September 30, 2010 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U. S. Government agencies	$1,459,160	$(14,441)	$—	$—	$1,459,160	$(14,441)
States and municipal obligations	508,315	(5,188)	—	—	508,315	(5,188)

Total temporarily impaired securities	$1,967,475	$(19,629)	$—	$—	$1,967,475	$(19,629)

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

States and municipal obligations	$4,241,593	$(56,052)	$772,235	$(10,137)	$5,013,828	$(66,189)

Total temporarily impaired securities	$4,241,593	$(56,052)	$772,235	$(10,137)	$5,013,828	$(66,189)

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million at September 30, 2010 and December 31, 2009. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock beginning in 2009, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Note 3: Loans

The components of loans were as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Mortgage loans on real estate:
Construction	$32,059,217	$33,028,228
Secured by farmland	1,395,231	1,446,405
Secured by 1-4 family residential	145,986,616	140,839,355
Other real estate loans	42,875,474	46,383,094
Commercial and industrial loans (not secured by real estate)	11,789,322	12,293,307
Consumer installment loans	8,749,958	9,620,893
All other loans	5,633,702	6,622,901
Net deferred loan costs and fees	889,249	946,957

Total loans	$249,378,769	$251,181,140
Allowance for loan losses	(3,328,519)	(3,769,287)

Loans, net	$246,050,250	$247,411,853

Loans upon which the accrual of interest has been discontinued totaled $4.2 million as of September 30, 2010, and $5.3 million as of December 31, 2009.

Note 4: Allowance for Loan Losses

	September 30, 2010	December 31, 2009	September 30, 2009
	(unaudited)		(unaudited)
Balance, beginning of year	$3,769,287	$2,552,091	$2,552,091
Provision for loan losses	523,792	2,101,875	772,701
Recoveries	198,851	140,269	80,457
Loans charged off	(1,163,411)	(1,024,948)	(893,471)

Balance, end of period	$3,328,519	$3,769,287	$2,511,778

Information about impaired loans is as follows:

for the nine months and twelve months ended:

	September 30, 2010	December 31, 2009
	(unaudited)

Impaired loans for which an allowance has been provided	$5,144,328	$6,204,160

Allowance provided for impaired loans, included in the allowance for loan losses	$788,488	$1,615,993

Average balance impaired loans	$5,200,188	$6,189,204

Interest income recognized (collected $158,141 and $213,117, respectively)	$165,131	$233,653

At September 30, 2010 and December 31, 2009, adversely risk rated loans evaluated for impairment in which no allowance was deemed necessary totaled $4,786,419 and $4,188,562, respectively.

At September 30, 2010 and December 31, 2009, non-accrual loans excluded from impaired loan disclosure totaled $1,314,892 and $1,559,174, respectively. If interest on these loans had been accrued, such income would have approximated $34,825 during the nine months ended September 30, 2010 and $87,155 during the year ended December 31, 2009.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount

Basic earnings per share	2,605,855	$0.01	2,595,625	$0.01	2,605,855	$0.11	2,589,826	$0.12

Effect of dilutive securities: Stock options	—		—		—		—

Diluted earnings per share	2,605,855	$0.01	2,595,625	$0.01	2,605,855	$0.11	2,589,826	$0.12

As of September 30, 2010 and 2009, options on 213,594 and 183,056 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $12 thousand during the first nine months of 2010 and $15 thousand for the same period in 2009. As of September 30, 2010, there was $5 thousand of unrecognized compensation expense related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 44,512 options granted and no options exercised during the nine month period ended September 30, 2010.

Stock option plan activity for the nine months ended September 30, 2010, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	198,002	$12.39	5.8	$—

Granted	44,512	5.50
Forfeited	(21,618)	8.10
Exercised	—	—	—
Expired	(7,302)	13.87

Options outstanding, September 30	213,594	$11.34	5.9	$—

Options exercisable, September 30	176,882	$12.57	5.1	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on changes in the market value of the Company’s stock. At September 30, 2010, the exercise price of all options outstanding exceeded the market value of the Company’s stock.

The weighted average fair value of incentive stock options granted during 2010 and 2009 was $0.55 and $1.41, respectively. The weighted average fair value of non-employee director’s stock options granted during 2010 and 2009 was $0.59 and $.72, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	Incentive Stock Option Plan		Non-qualified Directors Plan
December 31,	2010	2009	2009	2009

Dividend yield	4.73%	3.54%	4.73%	3.54%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	19.45%	12.21%	19.45%	12.21%
Risk-free interest rate	2.17%	3.10%	2.13%	3.25%

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at September 30, 2010 and December 31, 2009, as reflected on the consolidated balance sheets was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance is tested for impairment at least annually. No impairment was recorded during the nine months ended September 30, 2010.

Note 8: Employee Benefit Plans

The Company has a non-contributory, defined benefit pension plan for all full-time employees over 21 years of age. Historically, benefits were generally based upon years of service and average compensation for the five highest-paid consecutive years of service. Effective December 31, 2009, this plan was converted to a cash balance plan for all full-time employees over 21 years of age. Under the cash balance plan, benefits earned by participants under the prior defined benefit pension plan through December 31, 2009 were converted to an opening account balance for each participant. This account balance for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Company’s Board of Directors. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses.

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post Retirement Benefits
Nine months ended September 30,	2010	2009	2010	2009
Service cost	$186,109	$231,731	$15,481	$16,075
Interest cost	146,400	183,276	23,517	22,223
Expected return on plan assets	(241,801)	(182,684)	—	—
Amortization of unrecognized prior service cost	(40,471)	3,499	—	—
Amortization of unrecognized net loss	32,200	79,486	—	139
Amortization of transition obligation	—	—	2,185	2,185

Net periodic benefit cost	$82,437	$315,308	$41,183	$40,622

The Company estimates no contribution to its pension plan and $22,419 to its post-retirement benefit plan in 2010. The Company has contributed $10,154 toward the post-retirement plan during the first nine months of 2010.

Note 9: Long Term Debt

On September 30, 2010, the Bank had FHLB debt consisting of three advances. The FHLB holds an option to terminate any of the advances on any quarterly payment date. All advances have an early conversion option which gives the FHLB the option to convert, in whole only, into one-month LIBOR-based floating rate advances, effective on any quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $57.6 million. Immediate available credit, as of September 30, 2010, was $25.6 million. With additional collateral, the total line of credit is worth $66.7 million, with $34.7 million available.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at September 30, 2010 Using
Description (unaudited)	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$34,953,277	$—	$34,953,277	$—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$34,020,705	$—	$34,020,705	$—

Certain assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Other Real Estate Owned: Certain assets such as other real estate owned are measured at the lower of their carrying value or fair value less cost to sell. Management estimates the fair value of real estate acquired through foreclosure at an estimated fair value less costs to sell. At or near the time of foreclosure, the bank obtains real estate appraisals on the properties acquired through foreclosure. The real estate is then valued at the lesser of the loan balance, including interest receivable, or the appraised value at the time of foreclosure less an estimate of costs to sell the property.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair value measurements at September 30, 2010 using
Description (unaudited)	Balance as of September 30,2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation Allowance	$4,355,840	$—	$—	$4,355,840

Other real estate owned	$4,009,719	$—	$—	$4,009,719

		Fair value measurements at December 31, 2009 using
Description	Balance as of December 31,2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation Allowance	$4,588,167	$—	$—	$4,588,167

Other real estate owned	$2,193,399	$—	$—	$2,193,399

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$3,643,558	$3,643,558	$3,461,483	$3,461,483
Interest-bearing deposits	21,013,445	21,013,445	17,542,635	17,542,635
Federal funds sold	4,725,813	4,725,813	2,305,747	2,305,747
Securities available-for-sale	34,953,277	34,953,277	34,020,705	34,020,705
Restricted securities	2,358,500	2,358,500	2,238,500	2,238,500
Loans, net	246,050,250	246,041,944	247,411,853	247,907,067
Accrued interest receivable	1,164,527	1,164,527	1,323,492	1,323,492

Financial Liabilities:
Non-interest-bearing deposits	$47,769,633	$47,769,633	$40,552,937	$40,552,937
Savings and interest-bearing demand deposits	101,037,458	101,037,458	101,577,758	101,577,758
Time deposits	119,922,670	121,655,529	122,382,055	124,762,890
Securities sold under repurchase agreements	8,443,928	8,443,928	7,488,793	7,488,793
FHLB advances	30,000,000	32,230,166	30,000,000	32,083,525
Accrued interest payable	317,412	317,412	321,477	321,477

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

At September 30, 2010 and December 31, 2009, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

The Company has not been immune to the continued challenges presented by the current economic and financial regulatory environment. However, management is pleased to report a net after-tax profit for the third quarter even though pre-tax operations resulted in a loss, because the provision for income taxes was reduced, creating a tax benefit. A material cause of the pre-tax loss was the write-down of one of the foreclosed properties owned by the Bank. We believe our conservative philosophy is contributing to positive results relative to the community banking industry generally. We are proud of this conservative philosophy and service to our community. The Bank does not invest in non-traditional debt securities, nor does it have programs that originate Sub-Prime, Alt-A, or other types of mortgages that have a high risk profile. Additionally, our employees will participate in over 75 community events this year, not including the community programs and partnerships supported by the Company. All employees pay their ‘civic rent’ and the Bank is committed to investing in the communities it serves. Management is confident that our Company has a bright future as the economy continues its recovery from ‘the Great Recession.’

Management has successfully improved the quality of the Bank’s loan portfolio, as evidenced by a 30% reduction in past due and non-performing loans, to 2.3% of total loans as of September 30, 2010 compared to 3.3% as of December 31, 2009. Further, this 2.3% compares favorably to the most recently published national peer group average of 4.5%. Balances in other real estate owned (“OREO”) have increased by $1.8 million to $4.0 million during the nine months of 2010 and net loan charge-offs are historically high at $968 thousand for the first nine months of 2010, both due materially to one large credit. Nearly all of the charge-offs recorded in 2010 were included in the Allowance for Loan Losses (“ALL”) as specific reserves on impaired loans at December 31, 2009. Although these actions have contributed to an improvement in overall loan quality, in consideration of the large degree of economic uncertainty, historically high charge-offs, and anticipated fourth quarter events, management is maintaining a conservative level of ALL at $3.3 million, an increase of $134 thousand over the prior quarter. Net charge-offs during the third quarter were actually negative because recoveries exceeded charge-offs. Management is cautiously optimistic that the worst of the foreclosures and charge-off levels is behind us for Bank clients. For a more detailed discussion of past due and non-performing loans and non-performing assets, see the Financial Condition section later in this Item.

Like all financial institutions holding insured domestic deposits, insurance premiums for those deposits remain historically high as the Federal Deposit Insurance Corporation (“FDIC”) rebuilds the Deposit Insurance Fund. As a result, the Bank continues to experience elevated levels of FDIC assessment expense in 2010.

Interest margins continue to remain a challenge, but they are being managed effectively. Although interest rates remain at historic lows, declines in net interest income during 2010 have been greatly minimized by reductions in interest expense. Loan yields remain low, contributing to reduced interest income, which is also negatively impacted to a lesser degree by nonaccrual loans. However, management has systematically reduced deposit rates to reflect the current rate environment, creating compensating reductions in costs of funds and interest expense, and therefore minimizing declines in net interest income as noted previously. Looking forward, as time deposits mature and new instruments are issued at lower rates, reductions in interest expense are expected to continue. The result should be continued improvements in net interest income during the remainder of 2010.

The loan portfolio has declined slightly since December 31, 2009. Although the Bank originates millions of dollars in new loans each month, the level of originations has not been sufficient to mitigate loan pay downs, prepayments and foreclosures. This has also contributed to the decline in interest income. Demand for construction loans and commercial loans remains below historical levels.

The Company’s liquidity, core capital levels and regulatory ratios remain good. According to the Bank’s regulators, the Bank remains well capitalized. Given the challenging economic environment, management is closely guarding the Company’s liquidity and capital. Protection of shareholder value is paramount, as evidenced by the payment of stock dividends instead of cash dividends in 2010.

Management continues to diligently manage controllable expenses. Evidence of this is the conversion to a cash balance pension plan, which is saving the Company approximately $310 thousand in benefit costs in 2010, while retaining a valuable retirement benefit for employees.

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

During the first quarter of 2010, management enhanced the ALL calculation by increasing the number of homogenous pools, modifying the scope of loans evaluated for impairment to eliminate those with smaller balances but to include more relationships than only those with poor grades, increasing the discount factors applied to some forms of collateral, and shortening the historical average charge-off factor time frame to five quarters. These modifications are included in the ALL calculation process description which follows.

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

EARNINGS SUMMATION

For the nine months ended September 30, 2010, net income was $299 thousand, a decrease of 1.6% compared to the $304 thousand for the similar period in 2009. Diluted earnings per average share for the nine months ended September 30, 2010 were $0.11 as compared to $0.12 for the nine months ended September 30, 2009. Annualized return on average assets was 0.1% for both the nine-month periods ended September 30, 2010 and 2009. Annualized return on average equity was 1.5% for the nine months ended September 30, 2010, up from 1.2% for the similar period ended September 30, 2009.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Net interest income before provision for loan losses for the nine months ended September 30, 2010 was $7.6 million and was $7.7 million for the same period in 2009. Due to decreased provision expense, net interest income after the provision for loan losses is up 2.3%, from $6.9 million to $7.1 million, for the same period comparison.

Although interest income declined by $663 thousand for the year-to-date period ended September 30, 2010 compared to the same period in 2009, decreases in interest expense of $573 thousand for the same period comparison nearly compensated, resulting in a decrease in net interest income (before provision for loan losses) of only $90 thousand. The $663 thousand decrease in interest income was driven mainly by reduced loan yields. The $573 thousand decrease in interest expense was primarily due to reductions in time deposit rates.

Net Interest Income Analysis (unaudited)

	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
	Nine months ended 9/30/2010			Nine months ended 9/30/2009
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$26,081	$700	3.58%	$17,087	$534	4.17%
Tax-exempt investments (1)	9,052	380	5.60%	18,278	759	5.53%

Total investments	35,133	1,080	4.10%	35,365	1,293	4.87%

Gross loans (2)	249,862	10,801	5.77%	250,013	11,387	6.08%
Interest-bearing deposits	18,367	36	0.26%	11,803	27	0.31%
Federal funds sold	4,012	6	0.18%	5,672	8	0.19%

Total Interest Earning Assets	$307,374	$11,923	5.17%	$302,853	$12,715	5.60%

INTEREST-BEARING LIABILITIES:
Savings deposits	$45,706	$296	0.87%	$45,215	$312	0.92%
NOW deposits	36,033	79	0.29%	34,698	113	0.44%
Time deposits => $100,000	52,580	1,130	2.87%	51,530	1,322	3.43%
Time deposits < $100,000	71,003	1,519	2.86%	70,120	1,788	3.41%
Money market deposit accounts	19,991	130	0.87%	19,222	192	1.34%

Total Deposits	$225,313	$3,155	1.87%	$220,785	$3,727	2.26%

Federal funds purchased	$22	$—	0.66%	24	$—	0.25%
Securities sold under repurchase agreements	6,388	10	0.21%	6,418	11	0.23%
FHLB advances	30,000	1,039	4.63%	30,000	1,038	4.63%

Total Interest-Bearing Liabilities	$261,723	$4,204	2.15%	$257,227	$4,776	2.48%

Net interest income and net interest margin		$7,719	3.35%		$7,939	3.50%
Net interest rate spread			3.03%			3.12%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes Visa Program & nonaccrual loans.

The annualized net interest margin was 3.35% for the nine months ended September 30, 2010, compared to 3.50% for the same period in 2009. The main reason for this decline is reductions in loan yield, as mentioned earlier. However, deposit rates have declined to reduce the cost of funding and hence interest expense, mitigating most of the potential decline in net interest income. Further reductions in the cost of funds are anticipated as time deposits and Federal Home Loan Bank advances mature and are replaced at lower rates. This trend is expected to continue and to have positive effects on the net interest margin.

Average interest-earning assets increased 1.5% to $307.4 million for the nine months ended September 30, 2010 as compared to $302.9 million for the nine months ended September 30, 2009. Average interest-earning assets as a percent of total average assets was 92.2% for the nine months ended September 30, 2010 as compared to 92.9% for the comparable period of 2009. As shown in the table above, for the nine months ended September 30, 2010, the loan portfolio, with $249.9 million, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 1.7% to $261.7 million for the nine months ended September 30, 2010, as compared to $257.2 million for the nine months ended September 30, 2009. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $123.6 million for the nine months ended September 30, 2010, up from $121.7 million for the similar period in 2009. Noticeable increases in average balances occurred in NOW and money market account deposits.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, decreased to 3.03% for the nine months ended September 30, 2010 compared to 3.12% for the same period in 2009.

LIQUIDITY

The Company maintains adequate short-term assets to meet its liquidity needs as anticipated by management. Federal funds sold, interest-bearing deposits at the Federal Reserve Bank of Richmond, and investments that mature in one year or less provide the major sources of funding for liquidity needs. On September 30, 2010, federal funds sold totaled $4.7 million, interest-bearing deposits at the Federal Reserve Bank totaled $21.0 million, and securities maturing in one year or less totaled $9.0 million. The liquidity ratio as of September 30, 2010 was 17.3% as compared to 13.7% as of December 31, 2009. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets.

In addition, as noted earlier, external sources of liquidity include the Bank’s line of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) worth $66.7 million, with $34.7 million available, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

Examples of liquidity needs include maturities of time deposits and maturities of FHLB advances. Management plans for these liquidity needs by monitoring maturity dates. For instance, there are approximately $15 million in special 60-month certificates of deposits maturing between November, 2010 and January, 2011. These time deposits have an automatic renewal feature which management anticipates will be used by the majority of the customers holding them. However, should some of these customers desire to withdraw their certificate’s cash value when it matures, there will be ample sources of funds available to accommodate them.

Similarly, one of the Bank’s FHLB advances matures in May, 2011. This will require a payment to the FHLB of $15 million. Management is allowing excess liquidity to accumulate so that the Bank may replace only as many funds as necessary with a new borrowing.

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

	Off Balance Sheet Arrangements
	September 30, 2010	December 31, 2009
(Dollars in Thousands)
Total Loan Commitments Outstanding	$33,781	$36,714
Standby-by Letters of Credit	441	617

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

CAPITAL RESOURCES

From December 31, 2009 to September 30, 2010, total shareholders’ equity increased from $26.9 million to $27.7 million. Several factors impact shareholder’s equity, including earnings returned to shareholders through dividends and regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income was $27.1 million on September 30, 2010 compared to $26.9 on December 31, 2009. Accumulated other comprehensive income increased $498 thousand between December 31, 2009 and September 30, 2010, a result of unrealized gains in the investment portfolio.

Book value per share, basic, decreased by 4.7% to $10.63 on September 30, 2010 from $11.16 on December 31, 2009. Book value per share, basic, before accumulated comprehensive income/(loss) on September 30, 2010, compared to December 31, 2009, decreased to $10.40 from $11.12. No cash dividends were paid for the nine-month period ended September 30, 2010, and cash dividends of $0.29 per share were paid for the comparable period ended September 30, 2009. Of the 5,000,000 common shares authorized, 2,605,855 were outstanding on September 30, 2010, which includes 196,384 shares issued in stock dividends on April 23, 2010 and August 27, 2010 at one share for every 25 shares owned.

The Company began a share repurchase program in August of 1999 and has continued the program into 2010. No repurchases were made during the first nine months of 2010 nor during the comparable period in 2009.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of September 30, 2010, the Bank maintained Tier 1 capital of $24.0 million, net risk weighted assets of $237.1 million, and Tier 2 capital of $3.0 million. On September 30, 2010, the Tier 1 capital to risk weighted assets ratio was 10.1%, the total capital ratio was 11.4%, and the Tier 1 leverage ratio was 7.2%.

FINANCIAL CONDITION

Total assets increased by 1.9 % to $336.7 million during the nine months ended September 30, 2010. Cash and cash equivalents, which produce no income, increased to $3.6 million on September 30, 2010 from $3.5 million at year-end 2009.

During the nine months ended September 30, 2010, gross loans declined by $1.8 million or 0.7%, to $249.4 million from $251.2 million at year-end 2009. The largest component of this decrease was in other real estate loans with a 7.6% decrease to $42.9 million.

As of September 30, 2010, loans valued at $9.9 million were adversely risk rated and evaluated for impairment, compared to $12.7 million on December 31, 2009. Of those, $5.1 million were considered impaired as of September 31, 2010, whereas $6.2 million were considered impaired as of December 31, 2009, a decrease of $1.1 million. This is a direct result of management’s efforts to improve the quality of the Bank’s loan portfolio. Management has reviewed these credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

Risk rating grades are assigned conservatively, causing some homogenous loans, like residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired. Management anticipates the development of an expanded set of risk rating grades to be complete by December, 2010, which should address the current discrepancy between adversely risk rated loans and impaired loans.

Past Due and Non-performing Loans (unaudited)

	September 30, 2010		December 31, 2009
(percentages are as a percent of total loans)	$	%	$	%
Loans past due 30 to 89 days	$1,020,036	0.4%	$2,890,441	1.2%
Loans past due 90 days or more	$382,922	0.2%	$153,468	0.1%
Non-accruing loans	$4,206,628	1.7%	$5,261,283	2.1%

Total past due and non-performing loans	$5,609,586	2.3%	$8,305,192	3.3%

Past due and non-performing loans as a percentage of total loans declined to 2.3% as of September 30, 2010 compared to 3.3% as of December 31, 2009. Past due and non-performing loans include loans no longer accruing interest (non-accruing loans) and loans past due more than 30 days. Non-accruing loans totaled $4.2 million as of September 30, 2010, down from $5.3 million as of year-end 2009. Loans still accruing interest but delinquent for 90 days or more totaled $383 thousand on September 30, 2010, as compared to $153 thousand on December 31, 2009. Loans past due for 30 days, but less than 90 days, totaled $1.0 million on September 30, 2010, up from $2.9 million on December 31, 2009.

Loans charged off during the first nine months of 2010, net of recoveries, totaled $968 thousand compared to $813 thousand for the comparable period in 2009. Materially all of these charge-offs were anticipated and specific reserves had been provided for them in the ALL in 2009. These charge-offs have had the expected effect of reducing the ALL. However, the general quality of the Bank’s loan portfolio has also improved, as evidenced by the noticeable reduction in past due and non-performing loans. Therefore, management believes the reduction in the ALL is directionally consistent with declines in past due, non-accruing, and impaired loans, with the ALL declining to 1.33% of total loans as of September 30, 2010, from 1.50% as of December 31, 2009.

The Company now maintains $4.0 million of OREO as of September 30, 2010, compared to $2.2 million at year-end 2009. OREO consists of three residences, nine separate lots, two former restaurants, one former lodging property and one former convenience store. In 2010, three OREO properties with a book value of $209 thousand have been sold for gains of $47 thousand, and seven properties with a total value of $2.5 million from three borrowers have been added through foreclosure. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of September 30, 2010, securities available-for-sale at market value totaled $35.0 million as compared to $34.0 million on December 31, 2009. This represents a net increase of $932.6 thousand or 2.7% for the nine months. As of September 30, 2010, these securities represented 10.4% of total assets and 11.3% of earning assets. The Company’s entire investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the securities to be other than temporarily impaired.

As of September 30, 2010, total deposits were $268.7 million compared to $264.5 million at year-end 2009. This represents an increase in balances of $4.2 million or 1.6% during the nine months. This increase was due materially to non-interest bearing deposits with a 17.8% increase to $47.8 million.

Since the Bank’s Colonial Beach office was opened on March 11, 2009, increases in depreciation and related expense are reflected in the first nine months of 2010 when compared to the same period in 2009. Management believes that improvements in customer service, efficiency and an expanded market footprint will reap benefits well in excess of costs over time, and are essential to the continued growth of the Company. A well-trained and motivated staff is present and is establishing the same long-term personal relationships provided to customers in the other eight modern and full-service offices.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2010, was down by $110 thousand, or 4.8%, compared to the nine months ended September 30, 2009. The main driver of this decrease is losses of $221 thousand on OREO, due mainly to write-downs in value of two properties. Gains on sales of securities of $188 thousand mitigated most of those write-downs. Income from Investment Advantage was down to $171 thousand from $266 thousand for the same period of 2009, a difference of $95 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since this income is commission-based, declines in investment activity will cause declines in the Company’s income. VISA® related fees increased by $11 thousand in the first nine months of 2010 compared to the similar period in 2009. Secondary market lending fees are derived from the origination and sale of mortgages to brokers or to the Federal National Mortgage Corporation (“FNMA”). Ongoing fees are earned for servicing of the loans sold to FNMA. These servicing fees are immaterial to the balances of the loans serviced and risks related to these servicing activities are minimal.

The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned. Income from fiduciary activities was down by an immaterial $1 thousand for the first nine months of 2010 compared to the similar period of 2009.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2010, non-interest expenses totaled $9.0 million, a decrease of $62 thousand, or 0.7%, compared to the same period in 2009, due mainly to the $133 thousand decrease in salaries and employee benefits expense, which is the largest component of non-interest expense. Salaries and benefits expense is down to $4.5 million for the first nine months of 2010 compared to $4.6 million for the same period in 2009. This is due primarily to decreases in compensation expense of $128 thousand and decreases in defined benefit plan expense of $221 thousand. Unfortunately, credits related to deferral of loan origination costs are detrimental to salaries and benefits by $202 thousand due to a reduced amount of real estate loan originations.

Other non-interest expenses include bank franchise taxes, which decreased to $123 thousand for the first nine months of 2010 compared to $126 thousand for the same period in 2009; expenses related to the Visa® program, which increased to $503 thousand for the first nine months of 2010 compared to $481 thousand for the same period in 2009; other expense, which decreased by $4 thousand to $1.8 million for the first nine months of 2010 compared to the same period in 2009; and telephone expenses, which increased to $138 thousand for the current period compared to $131 thousand for the same period in 2009. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September  28, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of September 30, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company began a share repurchase program in August of 1999 and has continued the program into 2010. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended September  30, 2010.

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

Bay Banks of Virginia, Inc.
(Registrant)

November 5, 2010	By: /s/ Austin L. Roberts, III
Austin L. Roberts, III
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)