Form 10-K
period 2010-12-31
BAY BANKS OF VIRGINIA INC
filed 2011-03-22
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐     NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2010, based on the closing sale price of the registrant’s common stock on June 30, 2010, was $14,533,360.

The number of shares outstanding of the registrant’s common stock as of March 18, 2011 was 2,605,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2011 are incorporated by reference into Part III of this Form 10-K.

BAY BANKS OF VIRGINIA, INC.

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

The Company had total assets of $327.1 million, deposits of $260.9 million, and shareholders’ equity of $27.3 million as of December 31, 2010. Its headquarters are located in Kilmarnock, Virginia and its telephone number is 804-435-1171 or 800-435-1140. The website is www.baybanks.com. Information contained on the Company’s website is not a part of this report.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of financial services to its customers in its market area. These products and services are summarized as follows.

Real Estate Lending. The Bank’s real estate loan portfolio is the largest segment of the loan portfolio. The majority of the Bank’s real estate loans are mortgages on owner-occupied one-to-four family residential properties, and the majority of these one-to-four family mortgages have adjustable-rate structures. Residential mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank underwrites residential mortgages as the marketplace allows. Home equity lines of credit are also offered. Construction loans with a twelve-month term are another component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These loans are typically written at a maximum of 80% loan to value and either vary with the prime rate of interest, or adjust in one, three, or five year terms.

The Company also offers secondary market loan origination. Through the Bank, customers may apply for a home mortgage that will be underwritten in accordance with the guidelines of either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). These loans are then sold into the secondary market on a loan-by-loan basis. The Bank earns origination fees through offering this service.

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

Capital Requirements

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The total and tier 1 capital to risk-weighted asset ratios of the Company as of December 31, 2010 were 11.99% and 10.73%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to adjusted average assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2010, was 7.54%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

Until then, most banks, including Bank of Lancaster, had not been required to pay any deposit insurance premiums since 1995. As part of the reform, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, in 2007, the Bank had sufficient assessment credits to offset all of its premiums for that year. These assessment credits were recognized going forward to reduce deposit premiums and were exhausted in the fourth quarter of 2008. Had there been no credits available, the Bank’s premium expense, at 7 cents per $100 of domestic deposits, would have totaled approximately $182,000 for the full year 2008. Actual FDIC assessment expense for 2008 was $76 thousand.

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

On December 30, 2009, the FDIC collected three years’ worth of estimated premium payments from every institution holding insured domestic deposits. This resulted in a prepayment balance of $1.5 million as of December 31, 2009. Throughout 2010, this prepayment was reduced by $566 thousand via quarterly assessment expense recognized in the Company’s Statement of Operations, shown in Item 8 of this form 10-K. The balance of this prepayment was approximately $970 thousand on December 31, 2010. Throughout 2011 and 2012, this prepayment balance will continue to be reduced through expense as each quarterly assessment becomes known. The prepayment balance is included in other assets on the Company’s Consolidated Balance Sheets, shown in Item 8 of this Form 10-K.

Effective April 1, 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC is implementing a new rule which changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity. This new rule sets a new target size for the DIF at 2% of insured deposits and implements lower assessment rate schedules when the fund achieves 1.15%, 2.00%, and 2.50%, respectively. The rate for smaller institutions, including the Bank, will also be reduced. Management anticipates that FDIC assessment expense will decline by approximately $34 thousand per quarter, beginning with the second quarter of 2011.

Safety and Soundness Regulations

The FDIC has adopted guidelines that establish standards for safety and soundness of banks. They are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund. If the FDIC determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or is not implemented, the agency must, by order, require the institution to correct the deficiency. The federal banking agencies have broad powers under current federal law to make insured depository institutions take prompt corrective action to resolve problems. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” All such terms are defined under uniform regulation defining such capital levels issued by each of the federal banking agencies. The Bank is considered well capitalized and therefore not subject to these requirements.

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

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act will have a significant impact on financial institutions, with increased regulatory and compliance changes. A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards and may, in fact, be higher when established by the agencies.

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau will establish rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

The requirements of the Dodd-Frank Act will significantly affect banks and other financial institutions. However, because much of these requirements will be phased in over time and will not become effective until federal agency rulemaking initiatives are completed, the Company cannot fully assess the impact of Dodd-Frank Act on the Company. The Company does believe, however, that short- and long-term compliance costs for the Company and the Bank will be greater because of the Dodd-Frank Act.

Emergency Economic Stabilization Act of 2008

In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, the Emergency Economic Stabilization Act of 2008 established the Troubled Asset relief Program (“TARP”), under which the U. S. Department of the Treasury was authorized to purchase preferred stock from qualified financial institutions. The Company met the requirements to be considered a qualified financial institution. The Company considered participating in the TARP’s capital purchase program, but determined early in 2009 that it was not in the Company’s best interest.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC enacted the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. Pursuant to the TLGP, through the Transaction Account Guarantee (“TAG”) Program, the FDIC provided full FDIC deposit insurance coverage for non-interest bearing transaction accounts at participating FDIC-insured institutions through December 31, 2009. All FDIC-insured institutions were covered under the program until December 5, 2008, at no cost. After December 5, 2008, the cost for institutions electing to participate in TAG was a 10-basis-point surcharge applied to balances covered by the noninterest-bearing deposit transaction account guarantee. The Company elected to participate in TAG. The FDIC extended the TAG program through December 31, 2010. As part of the extensions, insured institutions electing to continue participation faced increased assessments ranging from 15 to 25 basis points depending on the entity’s Risk Category. The Company elected to continue its participation in the TAG Program.

As a result of provisions in the Dodd-Frank Act, noninterest-bearing transaction accounts will receive unlimited FDIC insurance coverage at no charge to financial institutions through December 31, 2012. Consequently, the FDIC terminated the TAG program as of December 31, 2010.

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Other Financial Institution Regulation

The Company and the Bank are subject to a variety of other financial institution-related regulation. State and federal laws restrict interest rates on loans, potentially affecting income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on the Bank in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentments.

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

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2010.

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

ITEM 4: REMOVED AND RESERVED

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTC Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares. There were 2,605,856 shares of the Company’s stock outstanding at the close of business on December 31, 2010, which were held by 676 shareholders of record.

The following table summarizes the high and low closing sales prices and cash dividends declared for the two years ended December 31, 2010.

	Market Values				Declared Dividends
	2010		2009		2010	2009
	High	Low	High	Low
First Quarter	$6.75	$4.85	$10.00	$7.00	$—	$0.17
Second Quarter	6.75	4.50	9.50	6.75	—	0.06
Third Quarter	5.80	3.80	7.00	5.56	—	0.06
Fourth Quarter	4.40	3.85	6.50	4.50	—	0.06

Two stock dividends were declared in 2010, where one share was issued for every 25 shares owned; one on April 23, 2010, and one on August 27, 2010. A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends on its common stock, is set forth in Part I, Business, of this Form 10-K under the heading “Supervision and Regulation.”

The dividend type, amount and timing is established by the Board of Directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder return, and other factors.

The Company began a share repurchase program in August of 1999 and has continued it into 2010. Under the program, combined plans authorize the repurchase of 180,000 shares. Of the 76,702 shares remaining available for repurchase, the Company repurchased none during 2010.

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

EXECUTIVE SUMMARY

The Company has not been immune to the continued challenges presented by the current economic and financial regulatory environment. However, management is pleased to report earnings growth for 2010. We believe our conservative philosophy is contributing to positive results relative to the community banking industry generally. We are proud of this conservative philosophy and service to our community. The Bank does not invest in non-traditional debt securities, nor does it have programs that originate Sub-Prime, Alt-A, or other types of mortgages that have a high risk profile

The level of non-performing assets and impaired loans remains management’s primary concern. Although significant efforts are made to prevent foreclosures, balances in Other Real Estate Owned (“OREO”) increased to $4.1 million at December 31, 2010 from $2.2 million at December 31, 2009. This increase was materially caused by one foreclosure. Non-accruing loans, which no longer provide interest income, remain elevated at $5.6 million. Balances on loans considered impaired that are not already non-accruing also remain elevated at $2.5 million at December 31, 2010. In consideration of these factors and continued economic uncertainty, management believes the conservative level of Allowance for Loan Losses at a relatively high level of 1.3% of loans is prudent.

Net loan charge-offs were historically high at $1.3 million in 2010, compared to $885 thousand in 2009. Nearly all of the charge-offs recorded in 2010 were included in the ALL as specific reserves on impaired loans at December 31, 2009. Consequently, management was able to materially reduce the provision for loan losses expense by $1.4 million in 2010 compared to 2009 while maintaining a conservative level of ALL. Management is cautiously optimistic that the worst of our foreclosures and charge-off levels is behind is past.

Like all financial institutions holding insured domestic deposits, one of the major challenges to earnings is “FDIC” insurance premiums for those deposits. This insurance remains historically high as the FDIC rebuilds the Deposit Insurance Fund. As a result, the Bank continued to experience elevated levels of FDIC assessment expense in 2010.

Another major challenge to earnings in 2010 was write-downs on the values of OREO properties. The Bank experienced $311 thousand in direct charges to earnings in 2010 as a result of declines in market values of some of these properties.

Interest margins remain a challenge, but they are being managed effectively. Although interest rates remain at near historic lows, declines in net interest income during 2010 have been greatly minimized by reductions in interest expense. Loan yields remain low, contributing to reduced interest income, which is also negatively impacted to a lesser degree by nonaccruing loans. However, management has systematically reduced deposit rates to reflect the current rate environment, creating compensating reductions in costs of funds and interest expense, and therefore minimizing declines in net interest income as noted previously. Looking forward, as time deposits mature and new instruments are issued at lower rates, reductions in interest expense are expected to continue. Combined with the maturation of our largest and costliest Federal Home Loan Bank borrowing, management expects improvements in net interest income in 2011.

The loan portfolio has declined slightly since December 31, 2009. Although the Bank originates millions of dollars in new loans each month, the level of originations has not been sufficient to mitigate loan pay downs, prepayments and foreclosures. This has also contributed to the decline in interest income.

The Company’s liquidity, core capital levels and regulatory ratios remain good. According to the Bank’s regulators, the Bank remains “well capitalized” under supervisory guidelines. Given the challenging economic environment, management is closely guarding the Company’s liquidity and capital. Protection of shareholder value is paramount, as evidenced by the payment of stock dividends instead of cash dividends in 2010.

Management continues efforts to identify and implement earnings opportunities and diligently manage controllable expenses. Evidence of this is the conversion to a cash balance pension plan, which has saved the Company $310 thousand in benefit costs in 2010 compared to 2009, while retaining a valuable retirement benefit for employees.

Our employees participated in more than 150 community events this year, including the community programs and partnerships supported by the Company. All employees pay their ‘civic rent’ and the Bank is committed to investing in the communities it serves. Management is confident that our Company has a bright future as the economy continues its recovery.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, historical loss factors are one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact those transactions could change.

ALLOWANCE FOR LOAN LOSSES. ALL is an estimate which reflects management’s judgment of probable losses inherent in the loan portfolio. The ALL is based on two basic principles of accounting: (1) which requires that losses be accrued when they are probable of occurring and estimable and (2) which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The ALL is increased by charges to income, through the provision for loan losses expense, and decreased by charge-offs (net of recoveries).

Management calculates the ALL and evaluates it for adequacy every quarter. This process is lengthy and thorough. The calculation is based on information such as past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. The quarterly process includes consideration of certain borrowers’ payment histories compared to the terms of each loan agreement and other adverse factors such as divorce, loss of employment income, and bankruptcy. Each loan is then given a risk grade which represents the extent (or lack) of weakness. This grading process occurs dynamically throughout each quarter as new information is learned about each borrowing relationship.

During the first quarter of 2010, management enhanced the ALL calculation by increasing the number of segments, modifying the scope of loans evaluated for impairment to include only large adversely classified loans and any large special mention loans on nonaccrual, more than 30 days past due or in bankruptcy, increasing the discount factors applied to some forms of collateral, and shortening the historical loss factor period to six quarters.

The ALL calculation has three main elements. First, large commercial and construction loan relationships with adverse risk rating grades, in bankruptcy, nonaccruing, or more than 30 days past due are evaluated for impairment. For loans determined to be impaired, a specific allowance is provided when the loan balance exceeds its discounted collateral value. Real estate collateral value is determined based on appraisals done by third parties. At such time as a loan is assigned to a ‘watch’ grade, if the most recent appraisal is more than two years old, a new appraisal will generally be ordered. Discounts applied to collateral include estimated realtor commissions on real estate (in consideration of selling costs should the Bank end up owning the property), and industry-standard reductions in values for accounts receivable, inventory and other varying forms of collateral.

Second, loans not deemed impaired under the first element plus smaller commercial loans, residential mortgages and consumer loans are collectively evaluated in groups of homogenous pools called segments, then a historical loss factor is applied to each segment of loans. The historical loss factor for each segment is calculated by averaging the losses over the prior six quarters.

Finally, a set of qualitative factors, such as changes in credit quality, changes in loan staff experience, changes in loan policies and underwriting guidelines, and changes in national and local economic conditions, is used to estimate the value of intrinsic risk in each of the segments.

The summation of these three elements results in the total estimated ALL. Management may also include an unallocated component to cover uncertainties in the level of probable losses. This estimate is inherently subjective and actual losses could be greater or less than the estimates. For a more detailed description of the ALL, see Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

OVERVIEW

2010 Compared to 2009

Bay Banks of Virginia, Inc. recorded net income for 2010 of $372,269, or $0.14 per basic and diluted share, as compared to a 2009 net loss of ($104,494), or ($0.04) per basic and diluted share. This is an increase in net income of $476,763 as compared to 2009. Net interest income for 2010 decreased 3.4% to $10.1 million, as compared to $10.4 million for 2009. Provision expense for loan losses declined 65.7% from $2.1 million in 2009 to $720 thousand in 2010. Non-interest income declined 12.0% to $3.0 million in 2010 from $3.4 million in 2009. Non-interest expenses decreased 2.1% to $12.0 million, as compared to 2009 non-interest expenses of $12.2 million.

Performance as measured by the Company’s return (loss) on average assets was 0.1% for the year ended December 31, 2010 compared to (0.03%) for 2009. Performance as measured by return (loss) on average equity was 1.4% for the year ended December 31, 2010, compared to (0.4%) for 2009.

Return on Equity and Assets

Years Ended December 31,	2010	2009	2008
Net Income (loss)	$372,269	$(104,494)	$1,541,278
Average Total Assets	$333,730,498	$328,923,743	$321,593,677
Return (loss) on Assets	0.1%	(0.3%)	0.5%

Average Equity	$27,409,270	$26,514,313	$27,111,048
Return (loss) on Equity	1.4%	(0.4%)	5.7%

Cash Dividends declared per share	$—	$0.35	$0.68
Average Shares Outstanding	2,605,855	2,592,719	2,564,480
Average Diluted Shares Outstanding	2,605,855	2,592,719	2,564,480
Net Income (loss) per Share	$0.14	$(0.04)	$0.65
Net Income (loss) per Diluted Share	0.14	$(0.04)	$0.65
Cash Dividend Payout Ratio	0.0%	(801.8%)	104.6%
Stock Dividends	2-for-25	—	—
Average Equity to Assets Ratio	8.2%	8.1%	8.4%

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

The following table shows details of yields on interest-earning assets (e.g. loans), costs of interest-bearing liabilities (e.g. deposits) and the resulting net interest margins for the years ended December 31, 2010 and 2009.

Average Balances, Income and Expense, Yields and Rates

(Fully taxable equivalent basis)

Years ended December 31,

	2010			2009			2008
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable Investments	$26,713	$907	3.40%	$18,641	$778	4.17%	$17,507	$851	4.86%
Tax-Exempt Investments (1)	8,602	479	5.57%	17,534	970	5.53%	20,729	1,148	5.54%

Total Investments	35,315	1,386	3.93%	36,175	1,748	4.83%	38,236	1,999	5.23%

Gross Loans (2)	249,480	14,287	5.73%	250,207	15,191	6.07%	252,995	16,485	6.52%
Interest-bearing Deposits	18,685	49	0.26%	12,437	38	0.31%	405	16	3.95%
Federal Funds Sold	4,203	8	0.19%	4,922	9	0.18%	10,318	199	1.93%

Total Interest Earning Assets	$307,683	$15,730	5.11%	$303,741	$16,986	5.59%	$301,954	$18,699	6.19%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$46,125	$397	0.86%	$45,234	$413	0.91%	$49,503	$863	1.74%
NOW Deposits	36,285	104	0.29%	35,119	145	0.41%	33,731	246	0.73%
Time Deposits => $100,000	51,676	1,459	2.82%	50,992	1,702	3.34%	46,975	2,010	4.28%
Time Deposits < $100,000	69,976	1,970	2.81%	70,255	2,328	3.31%	67,908	2,742	4.04%
Money Market Deposit Accounts	19,939	171	0.86%	19,532	243	1.24%	18,030	419	2.32%

Total Deposits	$224,001	$4,101	1.83%	$221,132	$4,831	2.18%	$216,147	$6,280	2.91%

Federal Funds Purchased	$17	$—	0.00%	$26	$—	0.00%	$45	$—	0.00%
Securities Sold Under Repurchase Agreements	6,820	15	0.22%	6,519	15	0.23%	7,866	75	0.95%
FHLB Advances	30,000	1,388	4.63%	30,000	1,388	4.63%	30,000	1,392	4.64%

Total Interest-Bearing Liabilities	$260,838	$5,504	2.11%	$257,677	$6,234	2.42%	$254,058	$7,747	3.05%

Net interest income and net interest margin		$10,226	3.32%		$10,752	3.54%		$10,952	3.63%

Notes:

(1)	Income and yield is tax-equivalent assuming a federal tax rate of 34%.
(2)	Includes Visa credit card program, nonaccrual loans, and fees.

As shown in the table above, net interest income, on a fully tax equivalent basis, which reflects the tax benefits of nontaxable interest income, was $10.2 million in 2010 and $10.8 million in 2009.

The Company’s net interest margin decreased to 3.32% for 2010 as compared to 3.54% for 2009. Simply stated, interest expense on interest-bearing liabilities ($5.5 million for 2010 versus $6.2 million for 2009) did not decrease as much as interest income on earning assets ($15,7 million for 2010 versus $17.0 million for 2009). Although average earning assets increased to $307.7 million for 2010 as compared to $303.7 million for 2009, falling yields contributed to the decrease in interest income. Similarly, although average interest bearing liabilities increased to $260.8 million in 2010 as compared to $257.7 million in 2009, lower rates allowed the decrease in interest expense.

The increase in total earning assets is due mainly to the growth in interest-bearing deposits. This is a consequence of management’s decision to increase cash levels, and hence the liquidity cushion, in these uncertain economic times. The good news is that the vast majority of these balances, which are held in the Bank’s account at the Federal Reserve, began earning interest near the end of 2008. However, the yield on balances held at the Federal Reserve is based on the federal funds target rate, which remains at an historic low of between 0.00% and 0.25%. Also, average loan balances decreased 1.1%, primarily due to decreases in construction and land loans and commercial loans secured by real estate. The change in mix of assets, where balances in higher-yielding assets (loans) decreased and balances in lower-yielding assets (interest-bearing deposits) increased, is part of the explanation for the decrease in earning asset yield.

Another contributor to the decrease in interest income and earning-asset yield has been downward rate adjustments on adjustable-rate mortgages (“ARMs”), caused by historically low prime rates. Most of the Bank’s residential mortgages are ARMs and commercial loans which vary with Prime. Since the Bank is generally not willing to take the interest-rate risk associated with 30-year fixed rate mortgages, which are currently preferred by many customers in this low rate environment, these loans are sold into the secondary market after origination.

For the same period, 2010 compared to 2009, average deposit balances increased 1.3%, mainly due to increases in savings and NOW deposits. However, reductions in deposit rates allowed management to reduce interest expense and reduce the cost of deposits to 1.83% from 2.18%. Hence, much of the decline in interest income was mitigated with reductions in interest expense.

Management also anticipates a significant reduction in interest expense when $15 million of the $30 million in Federal Home Loan Bank of Atlanta (“ FHLB”) advances matures in May of 2011.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31,	2010 vs. 2009			2009 vs. 2008
(Thousands)	Increase (Decrease) Due to Changes in:			Increase (Decrease) Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$264	$(136)	$128	$94	$(167)	$(73)
Tax-exempt investments (2)	(499)	9	(490)	(142)	(36)	(178)
Gross Loans	(214)	(690)	(904)	(144)	(1,150)	(1,294)
Interest-bearing deposits	16	(4)	12	44	(22)	22
Federal funds sold	(1)	—	(1)	(69)	(121)	(190)

Total interest earning assets	$(434)	$(821)	$(1,255)	$(217)	$(1,496)	$(1,713)

Interest-Bearing Liabilities:
NOW checking	$4	$(45)	$(41)	$10	$(111)	$(101)
Savings deposits	8	(24)	(16)	(68)	(382)	(450)
Money market accounts	5	(77)	(72)	33	(209)	(176)
Certificates of deposit < $100,000	(8)	(350)	(358)	90	(504)	(414)
Certificates of deposit => $100,000	34	(276)	(242)	144	(452)	(308)
Securities sold under repurchase agreements	1	(1)	—	(11)	(49)	(60)
FHLB advances	—	—	—	—	(4)	(4)

Total interest-bearing liabilities	$44	$(773)	$(729)	$198	$(1,711)	$(1,513)

Change in net interest income	$(478)	$(48)	$(526)	$(415)	$215	$(200)

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

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

The simulation models indicate that the Bank’s balance sheet is slightly asset sensitive, which management believes is favorable in the current low interest rate environment. This means that as rates rise, interest-earning assets should reprice faster than interest-bearing liabilities, allowing interest income to rise faster than interest expense. Thus, net interest income and the net interest margin should grow.

In the fourth quarter of 2010, in anticipation of rising rates, the Bank began accepting time deposits on longer maturities whenever possible, which should allow the Bank to reduce the speed of interest expense increases when rates begin to rise and favorably increase asset sensitivity. This can be a win-win for customers, also, as they can earn a better return with a longer-term time deposit.

Non-Interest Income

Total non-interest income decreased by $403 thousand, or 12.0%, in 2010 as compared to 2009. This is primarily due to losses on OREO, which were caused by write-downs of $311 thousand on some of these properties in 2010. However, gains on sales of securities of $188 thousand and gains on sale of other OREO properties of $47 thousand in 2010 partially mitigated those write-downs. Combined, though, changes in OREO gains (losses) and changes in gains on securities represent $397 thousand of the $403 thousand total decline in non-interest income. Increases in VISA credit card usage drove $15 thousand in additional non-interest income, to $803 thousand in fees in 2010, compared to $788 thousand in 2009. The Investment Advantage Program saw declines in 2010, earning $226 thousand in non-deposit income in 2010 compared to $348 thousand in 2009.

However, ATM interchange fee income increased by $61 thousand in 2010 versus 2009, which is related to increased debit card usage by the Bank’s customers and attributable to continued growth in the Score-to-Win program. This program awards points for debit card usage, which can be partly redeemed for a variety of merchandise. Other increases in non-interest income included secondary market lending fees, which increased 28.9% to $286 thousand in 2010 from $222 thousand in 2009. These fees are generated when a loan is sold into the secondary market. When the Bank is evaluating a potential loan, many factors influence the determination of whether that loan will be sold or held in the Bank’s own portfolio, including the size of the desired loan, the term, the rate, the structure and management’s intention to grow the Bank’s loan portfolio or not. Loans are sold into the secondary market on a loan-by-loan basis, some with servicing retained and some with servicing released. Servicing is retained only for loans sold to FNMA. Ongoing fees are earned for servicing of the loans sold to FNMA. These servicing fees are immaterial to the balances of the loans serviced and risks related to these servicing activities are minimal.

Non-Interest Expense

During 2010, total non-interest expense decreased 2.1%, to $12.0 million from $12.2 million in 2009. Non-interest expense is comprised of salaries and benefits, occupancy expense, state bank franchise tax, Visa program expense, telephone expense, FDIC assessments and other operating expense.

By far, the majority of the decrease in non-interest expense was driven by FDIC insurance premium assessments, which decreased 16.6% to $566 thousand in 2010 from $679 thousand in 2009. See Part I, Item 1, “Supervision and Regulation - “Deposit Insurance” earlier in this Form 10-K for a thorough discussion on FDIC assessments.

Salaries and benefits expense continues to be the major component of non-interest expense, and decreased 1.8% to $6.0 million in 2010, as compared to $6.1 million in 2009. The $112 thousand decline is due primarily to a $310 thousand reduction in net periodic benefit cost of the pension plan, which declined to $110 thousand in 2010 from $420 thousand in 2009. This reduction is a result of the conversion to a cash balance plan as of January 1, 2010. Salary expense alone actually decreased by $93 thousand, as net attrition was allowed to occur. However, salary credits related to the origination of real estate loans declined materially by $258 thousand, as fewer of these loans were originated in 2010 compared to 2009.

Occupancy expense decreased by $20 thousand, or 1.0% in 2010, as compared to 2009, due mainly to reduced depreciation expense as short-lived assets reached full amortization.

Bank franchise tax expense decreased 7.6% to $156 thousand in 2010 as compared to $169 thousand in 2009, due to credits for increased real estate taxes related to the newest retail offices in Burgess and Colonial Beach as well as increases in OREO properties. Expenses related to the VISA program increased by 0.8% to $666 thousand in 2010 as compared to $660 thousand in 2009. However, when also considering the interest and non-interest income generated by the VISA program prior to taxes, it provided a net positive contribution to the Company of $110 thousand in 2010, up from $36 thousand in 2009. Telephone expense increased 5.5% to $183 thousand in 2010 as compared to $173 thousand in 2009. Other expense decreased by 0.3% or $8 thousand, as compared to 2009. Management continues identifying expenses that can be reduced or eliminated, especially in this uncertain economy.

Although market capitalization, which is determined by multiplying the Company’s current stock price by the number of shares outstanding, has been noticeably below book value of equity for much of 2010, the independent goodwill impairment analysis resulted in no charge to earnings. Goodwill was created as a result of five branch office purchases made between the years 1994 and 2000. The independent analysis determined that the values of each of the branches were greater on September 30, 2010 than on their respective purchase dates. Also, this analysis indicated that the business combinations would be more accretive to the estimated future earnings per share of Bay Banks of Virginia, Inc. and provide a greater cash flow at September 30, 2010 than at their respective dates of acquisition. Management reviewed the varying assumptions made in this analysis and believes them to be reasonable.

Income Taxes

There was an income tax benefit of $41 thousand in 2010 compared a benefit of $436 thousand in 2009. This represents a decrease in tax benefit of $395 thousand, due mainly to positive net income before income taxes in 2010, compared to negative net income before income taxes in 2009. The 2010 income tax benefit was created because tax-exempt income plus other tax credits were larger than net income before income taxes. Income tax expense (benefit) corresponds to an effective rate of (12.3%) and (80.7%) for the years ended December 31, 2010 and 2009, respectively. Note 14 to the Consolidated Financial Statements provides a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 14 to the Consolidated Financial Statements is information regarding deferred taxes for 2010 and 2009.

Loans

The loan portfolio declined slightly during 2010, with balances decreasing by 1.5% to $246.5 million as of December 31, 2010, compared to December 31, 2009 balances of $250.2 million. Loans secured by real estate represent the largest category, comprising 89.1% of the loan portfolio at December 31, 2010. Of these balances, 1-4 family residential loans, which comprise the majority of real estate loan balances at $145.6 million, grew by $4.8 million, or 3.4%. Other loans secured by real estate, the majority of which are commercial in nature, decreased by $4.1 million, or 9.0%, and represent 17.1% of the loan portfolio at year-end 2010 as compared to 18.5% at year-end 2009. Construction and land loans decreased by $2.4 million, or 7.3%. Commercial and Industrial loan balances decreased by $1.3 million, or 6.8%, and represented 7.1% of total loans at year-end 2010 as compared to 3.6% at year-end 2009. Consumer and other loans decreased by $794 thousand, or 8.2% in 2010, and represented 3.6% of total loans at year-end 2010 as compared to 3.9% at year-end 2009.

Types of Loans

Years ended December 31,	2010		2009		2008		2007		2006
(Dollars in thousands)
Mortgage loans on real estate:
Construction and land loans	$30,620	12.4%	$33,028	13.2%	$36,506	14.5%	$45,698	17.6%	$47,977	19.6%
Secured by farmland	1,604	0.7%	1,446	0.6%	80	0.0%	87	0.0%	679	0.3%
Secured by 1-4 family residential	145,607	59.1%	140,840	56.3%	142,318	56.6%	144,821	55.8%	135,854	55.5%
Other real estate loans	42,218	17.1%	46,383	18.5%	43,669	17.4%	40,975	15.8%	32,661	13.3%
Commercial and industrial loans (not secured by real estate)	17,592	7.1%	18,877	7.5%	19,389	7.7%	18,254	7.0%	18,078	7.4%
Consumer and other	8,866	3.6%	9,660	3.9%	9,432	3.8%	9,922	3.8%	9,514	3.9%

Total	$246,507	100.0%	$250,234	100.0%	$251,394	100.0%	$259,757	100.0%	$244,763	100.0%

Notes:

Deferred loan costs and fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

As of December 31, 2010

	One Year or Less		One to Five Years		Over Five Years
(Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial and industrial	$1,918	$2,600	$6,057	$236	$6,781	$—
Real Estate - Construction	8,086	1,669	14,019	180	6,666	—
Real Estate - Mortgage	6,401	64,697	22,549	42,366	51,047	2,369
Consumer and Other	2,583	617	5,382	—	284	—

Total	$18,988	$69,583	$48,007	$42,782	$64,778	$2,369

Note:

Loans with immediate repricing are shown in the ‘One Year Or Less’ category.

Variable rate loans are categorized based on their next repricing date.

Deferred loan costs and fees are not included.

Asset Quality – Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. For a detailed description of the ALL calculation, refer to Note 1 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

As shown in the following table, provision for loan losses was $720 thousand in 2010 compared to $2.1 million in 2009, a considerable reduction of $1.4 million. After net charge-offs of $1.3 million, ALL is $3.2 million on December 31, 2010 compared to $3.8 million on December 31, 2009. This level of net charge-offs represents 0.50% of total loans, considerably below the Bank’s peer average of 0.99%. As of December 31, 2010, management considered the allowance for loan losses to be more than sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31,	2010	2009	2008	2007	2006
(Dollars in Thousands)
Balance, beginning of period	$3,769	$2,552	$2,347	$2,235	$2,157

Loans charged off:
Commercial and industrial	$(22)	$(144)	$(22)	$(15)	$—
Real estate – construction	(30)	(61)	(67)	—	—
Real estate – mortgage	(1,251)	(504)	—	(106)	(19)
Consumer and other (including Visa program)	(188)	(316)	(114)	(89)	(66)

Total loans charged off	$(1,491)	$(1,025)	$(203)	$(210)	$(85)

Recoveries of loans previously charged off:
Commercial and industrial	$1	$63	$2	$1	$—
Real estate – construction	7	—	—	—	—
Real estate – mortgage	98	—	—	—	—
Consumer and other (including Visa program)	127	77	12	23	38

Total recoveries	$233	$140	$14	$24	$38

Net charge offs	$(1,258)	$(885)	$(189)	$(186)	$(47)

Provision for loan losses	720	2,102	394	298	125

Balance, end of period	$3,231	$3,769	$2,552	$2,347	$2,235

Average loans outstanding during the period	$249,480	$250,207	$252,995	$252,925	$241,668

Ratio of net charge-offs during the period to average loans outstanding during the period	0.50%	0.35%	0.07%	0.07%	0.02%

The level of net charge-offs in 2010 was $373 thousand higher than in 2009. More than half of balances charged off in 2010 was due to one large commercial mortgage.

As of December 31, 2010, the ratio of the allowance for loan losses to total loans was 1.3% as compared to 1.5% as of December 31, 2009.

Allocation of the Allowance for Loan Losses

Years Ended December 31,	2010		2009		2008		2007		2006
(Dollars in Thousands)
Commercial and industrial	$70	2.2%	$358	9.5%	$355	13.9%	$434	18.5%	$553	24.7%
Real estate – construction	193	6.0%	22	0.6%	50	2.0%	251	10.7%	279	12.5%
Real estate – mortgage	2,048	63.4%	2,931	77.8%	1,230	48.2%	1,006	42.8%	990	44.3%
Consumer and other	211	6.5%	458	12.1%	273	10.7%	216	9.2%	276	12.3%
Unallocated	709	21.9%	—	0.0%	644	25.2%	440	18.7%	137	6.1%

Total	$3,231	100.0%	$3,769	100.0%	$2,552	100.0%	$2,347	100.0%	$2,235	100.0%

Non-Performing Assets

As of December 31, 2010, non-performing assets as a percentage of total loans and other real estate owned was 4.1%, up from 2.9% at year-end 2009. Given recent increases in non-performing assets in the financial industry, this percentage continues to compare favorably with the Bank’s national peer group average of 4.6%. The coverage ratio of allowance to total non-performing assets has decreased to 31.4% at year-end 2010 from 50.6% at year-end 2009. This decrease is due mainly to one large foreclosure and charge-off during 2010, and thus the increase in OREO. Once a property becomes OREO, it creates no further effect on the ALL.

OREO, including foreclosed property, at year-end 2010 increased to $4.1 million from $2.2 million at year-end 2009. The year-end 2010 figure represents six residences, nine separate lots, one former restaurant, one lodging property, one lodging property with a restaurant and one former convenience store. Three OREO properties with a total value of $468 thousand were sold in 2010 for gains of $47 thousand, and eight properties with a total value of $2.6 million from five borrowers were added through foreclosure. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell.

During 2010, nonaccruing loans increased by $317 thousand. The majority of the $5.6 million in non-accruing balances is represented by three commercial borrowers with balances totaling $3.1 million. These loans are also considered impaired with $370 thousand in allowance provided for them.

Non-Performing Assets

(Dollars in Thousands)
Years ended December 31,	2010	2009	2008
Non-accrual Loans	$5,574	$5,257	$5,953
Restructured Loans	624	—	—
Foreclosed Properties	4,086	2,193	1,004

Total Non-Performing Assets	$10,284	$7,450	$6,957

Loans past due 90+ days as to principal or interest payments & accruing interest	$203	$154	$395

Allowance for Loan Losses	$3,231	$3,769	$2,552

Non-Performing Assets to Total Loans and OREO	4.1%	2.9%	2.7%
Allowance to Total Loans and OREO	1.3%	1.5%	1.0%
Allowance to Non-Performing Assets	31.4%	50.6%	36.7%

Impaired loans not included in the table above totaled $1.6 million at December 31, 2010, and had an associated allowance of $89 thousand. These loans are identified and monitored as part of the risk grading and ALL calculation process.

There is one troubled debt restructuring with a balance of $624 thousand at December 31, 2010, in the loan portfolio.

For more detailed information on non-accrual, past due and impaired loan policies, refer to Note 1 and Note 5 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Securities

As of December 31, 2010, investment securities totaled $34.1 million, an increase of 0.2% as compared to 2009 year-end balances of $34.0 million.

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available for sale are carried at fair market value, with after-tax market value gains or losses disclosed as an “unrealized” component of shareholders’ equity entitled “Accumulated other comprehensive income.” The after-tax unrealized gains or losses are recorded as a portion of other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the gain or loss is realized, typically at the time of sale. As of December 31, 2010, the Company had accumulated other comprehensive gains net of deferred tax related to securities available-for-sale of $298 thousand as compared to $300 thousand at year-end 2009.

The investment portfolio shows a net unrealized gain of $451 thousand on December 31, 2010, essentially unchanged compared to a net unrealized gain of $455 thousand on December 31, 2009. The continued low interest rate environment is generally responsible for these unrealized gains, since bond prices are inversely proportional to bond rates, and the bonds in the Bank’s portfolio were mostly purchased at lower prices. The unfortunate consequence of this market is that it makes the acquisition of additional securities relatively unattractive, as their interest rates are typically low and their prices are typically high.

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

None of the unrealized loss positions on December 31, 2010 are considered to be a result of credit deterioration.

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

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years	Total

U.S. Government and Agencies:
Book Value	$4,006	$4,250	$483	$—	$8,739
Market Value	$4,000	$4,271	$483	$—	$8,754
Weighted average yield	0.52%	1.67%	2.25%	0.00%	1.17%
States and Municipal Obligations:
Book Value	$4,221	$9,919	$9,531	$1,213	$24,884
Market Value	$4,241	$10,039	$9,750	$1,290	$25,320
Weighted average yield	3.91%	3.55%	5.15%	5.83%	4.34%
Restricted Securities:
Book Value	$—	$—	$—	$2,358	$2,358
Market Value	$—	$—	$—	$2,358	$2,358
Weighted average yield	0.00%	0.00%	0.00%	0.72%	0.72%
Total Securities:
Book Value	$8,227	$14,169	$10,014	$3,571	$35,981
Market Value	$8,241	$14,310	$10,233	$3,648	$36,432
Weighted average yield	2.26%	2.99%	5.01%	2.46%	3.33%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

During 2010, average total deposits increased 2.3% to $268.0 million as compared to average total 2009 deposits of $262.1 million. Average non-interest bearing demand deposits increased 7.5%, average NOW accounts increased 3.3%, and average savings accounts increased 2.0%, during 2010. Relative to the 0.3% increase in average time deposits during the same period, the shift in deposit mix to less costly deposits is apparent.

Average Deposits & Rates

Years Ended December 31, (Thousands)	2010		2009		2008
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$44,012	0.00%	$40,925	0.00%	$40,353	0.00%

Interest bearing Deposits:
NOW Accounts	$36,285	0.29%	$35,119	0.41%	$33,731	0.73%
Savings Accounts	46,125	0.86%	45,234	0.91%	49,503	1.74%
Money Market Deposit Accounts	19,939	0.86%	19,532	1.24%	18,030	2.32%
Time Deposits – Retail
CD’s $100,000 or more	51,676	2.83%	48,815	3.37%	46,975	4.28%
CD’s less than $100,000	69,976	2.81%	70,255	3.32%	67,908	4.04%
Time Deposits – Brokered	—	0.00%	2,177	2.68%	—	0.00%

Total Interest bearing Deposits	$224,001	1.83%	$221,132	2.18%	$216,147	2.91%

Total Average Deposits	$268,013	1.53%	$262,057	1.82%	$256,002	2.65%

Maturity Schedule of Time Deposits of $100,000 and over

As of December 31,	2010	2009	2008
(Thousands)
3 months or less	$3,153	$9,769	$9,945
3-6 months	2,417	3,309	13,663
6-12 months	6,323	13,013	7,573
Over 12 months	34,859	25,168	20,740

Totals	$46,752	$51,259	$51,921

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with stock or private equity offerings or through earnings. Management believes that the Company’s capital level at December 31, 2010, is sufficient to support current economic uncertainty.

In 2009, the parent company obtained its operating funds via dividends paid by the Bank. Banking regulations limit the amount of dividend distributions a bank can make to net undistributed profits of the current year plus two prior years, unless prior regulator approval is granted. Due to the large loan loss provision expense taken in the fourth quarter of 2009, which significantly reduced the Bank’s 2009 earnings, there were no undistributed profits available for distribution from the Bank to the parent. Therefore, in 2010, the parent company obtained its operating funds through fees paid by the Bank and Trust Company.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Assets ratio of 8.0%, a Tier 1 Capital to Risk Weighted Assets ratio of 4.0% and a Tier 1 Capital to Adjusted Average Assets ratio (Leverage ratio) of 4.0%. As of December 31, 2010, the Company maintained these ratios at 12.0%, 10.7%, and 7.5%, respectively. At year-end 2009, these ratios were 11.4%, 10.2%, and 7.5%, respectively. For more detailed information, refer to Note 15 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Total capital, before accumulated other comprehensive loss, grew by 1.4% to $27.2 million as of year-end 2010 as compared to $26.8 million at year-end 2009. Accumulated other comprehensive income was $154 thousand at year-end 2010, compared to $96 thousand at year-end 2009, mainly due to declines in unrealized losses on the assets of the Company’s defined benefit pension plan. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of unrealized gains and losses on securities at the end of a given accounting period.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations (such as commitments to fund loans) through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with other banks, federal funds sold and investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liquidity. Management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs. Given current economic uncertainty, management is maintaining an historically high level of liquidity.

At December 31, 2010, liquid assets totaled $50.0 million or 15.3% of total assets, up from $45.4 million and 13.7% at December 31, 2009. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains federal funds lines with regional banks totaling approximately $20.3 million. In addition, the Bank has borrowing capacity with the FHLB with $25.9 million remaining available as of December 31, 2010. With additional collateral, $33.1 million would be available from the FHLB.

The impact of contractual obligations is limited to three FHLB advances, one for $10 million, which matures in May of 2016, one for $15 million, which matures in September of 2011 and one for $5 million, which matures in May of 2012. For details on these advances, please refer to Note 13 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Off Balance Sheet Arrangements

December 31,	2010	2009	2008
(Dollars in Thousands)
Total Loan Commitments Outstanding	$32,351	$36,714	$36,105
Standby-by Letters of Credit	446	617	573

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009

ASSETS
Cash and due from banks	$3,275,584	$3,461,483
Interest-bearing deposits	14,735,892	17,542,635
Federal funds sold	4,727,084	2,305,747
Securities available for sale, at fair value	34,073,728	34,020,705
Restricted securities	2,358,500	2,238,500
Loans, net of allowance for loan losses of $3,230,677 and $3,769,287	244,142,325	247,411,853
Premises and equipment, net	12,697,447	13,326,410
Accrued interest receivable	1,159,924	1,323,492
Other real estate owned, net of valuation allowance	4,085,939	2,193,399
Goodwill	2,807,842	2,807,842
Other assets	3,021,300	3,640,146

Total assets	$327,085,565	$330,272,212

LIABILITIES
Noninterest-bearing deposits	$44,960,718	$40,552,937
Savings and interest-bearing demand deposits	103,908,863	101,577,758
Time deposits	111,984,418	122,382,055

Total deposits	$260,853,999	$264,512,750

Federal funds purchased and securities sold under repurchase agreements	7,598,021	7,488,793
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	1,291,235	1,372,078
Commitments and contingencies	—	—

Total liabilities	$299,743,255	$303,373,621

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,605,856 and 2,409,471 shares, respectively)	$13,029,280	$12,047,357
Additional paid-in capital	4,965,460	4,842,756
Retained earnings	9,193,492	9,912,781
Accumulated other comprehensive income, net	154,078	95,697

Total shareholders’ equity	$27,342,310	$26,898,591

Total liabilities and shareholders’ equity	$327,085,565	$330,272,212

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2010	2009
INTEREST INCOME
Loans, including fees	$14,286,657	$15,190,877
Securities:
Taxable	906,674	778,228
Tax-exempt	316,707	640,336
Federal funds sold	7,862	8,924
Interest -bearing deposit accounts	49,228	37,640

Total interest income	15,567,128	16,656,005

INTEREST EXPENSE
Deposits	4,101,264	4,831,842
Federal funds purchased	131	188
Securities sold under repurchase agreements	14,860	15,105
FHLB advances	1,388,386	1,387,763

Total interest expense	5,504,641	6,234,898

Net interest income	10,062,487	10,421,107
Provision for loan losses	720,214	2,101,875

Net interest income after provision for loan losses	9,342,273	8,319,232

NON-INTEREST INCOME
Income from fiduciary activities	587,159	587,063
Service charges and fees on deposit accounts	664,012	670,237
VISA-related fees	802,662	787,984
Other service charges and fees	668,068	723,128
Secondary market lending fees	285,720	221,618
Gains on sale of securities available for sale	188,286	301,390
Other real estate gains (losses)	(264,267)	19,600
Net gains on other investments	1,500	4,500
Other income	23,062	43,391

Total non-interest income	2,956,202	3,358,911

NON-INTEREST EXPENSES
Salaries and employee benefits	5,977,859	6,090,208
Occupancy expense	1,968,072	1,988,592
Bank franchise tax	156,213	169,122
Visa expense	665,850	660,374
Telephone expense	182,707	173,205
FDIC assessments	566,277	678,865
Other expense	2,449,855	2,457,979

Total non-interest expenses	11,966,833	12,218,345

Net income (loss) before income taxes	331,642	(540,202)
Income tax (benefit)	(40,627)	(435,708)

Net income (loss)	$372,269	$(104,494)

Basic Earnings (Loss) Per Share
Average basic shares outstanding*	2,605,855	2,592,719
Earnings (loss) per share, basic	$0.14	$(0.04)

Diluted Earnings (Loss) Per Share
Average diluted shares outstanding*	2,605,855	2,592,719
Earnings (loss) per share, diluted	$0.14	$(0.04)

*	Adjusted for a 1-for-25 stock dividend on April 23, 2010 and August 27, 2010.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2010 and 2009

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2009	$11,936,362	$4,776,604	$10,855,078	$(1,279,814)	$26,288,230
Comprehensive Income:
Net loss	—	—	(104,494)	—	(104,494)
Changes in unrealized holding gains on securities arising during the period, net of taxes of $204,057	—	—	—	396,110	396,110
Reclassification adjustment for securities gains included in net income, net of taxes of ($102,473)	—	—	—	(198,917)	(198,917)
Changes in fair value of pension and post-retirement benefit plans, net of taxes of $607,014				1,178,318	1,178,318

Total comprehensive income	—	—	—		1,271,017
Cash dividends paid —$0.35 per share	—	—	(837,803)	—	(837,803)
Stock-based compensation	—	17,293	—	—	17,293
Sale of common stock:
Dividends Reinvested	110,995	48,859	—	—	159,854

Balance at December 31, 2009	$12,047,357	$4,842,756	$9,912,781	$95,697	$26,898,591

Comprehensive Income:
Net income	$—	$—	$372,269	$—	$372,269
Changes in unrealized holding gains on securities arising during the period, net of taxes of $62,792	—	—	—	121,891	121,891
Reclassification adjustment for securities gains included in net income, net of taxes of ($64,017)	—	—	—	(124,269)	(124,269)
Changes in fair value of pension and post-retirement benefit plans, net of taxes of $31,297	—	—	—	60,759	60,759

Total comprehensive income					430,650
Stock-based compensation	—	14,279	—	—	14,279
Stock dividend	981,923	108,425	(1,091,558)	—	(1,210)

Balance at December 31, 2010	$13,029,280	$4,965,460	$9,193,492	$154,078	$27,342,310

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$372,269	$(104,494)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	876,433	925,594
Net amortization and accretion of securities	65,878	35,181
Provision for loan losses	720,214	2,101,875
Stock-based compensation	14,279	17,293
Deferred income tax (benefit)	(189,004)	(351,551)
(Gain) on securities available-for-sale	(188,286)	(301,390)
OREO valuation allowance	311,240	—
(Gain) on sale of other real estate	(46,973)	(19,600)
Net (gain) on other investments	(1,500)	(4,500)
Decrease (increase) in accrued income and other assets	843,173	(436,509)
Increase (decrease) in other liabilities	110,886	(1,191,735)

Net cash provided by operating activities	$2,888,609	$670,164

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	2,214,634	4,350,967
Proceeds from sales and calls of available-for-sale securities	12,027,903	12,062,407
Purchases of available-for-sale securities	(14,176,753)	(16,654,355)
Purchase of restricted securities	(120,000)	—
Decrease (increase) in interest bearing deposits in other banks	2,806,743	(17,179,210)
(Increase) decrease in federal funds sold	(2,421,337)	4,945,006
Loan (originations) and principal collections, net	(81,890)	(1,336,705)
Proceeds from sale of other real estate	514,884	353,300
Improvements to OREO property	(40,489)	—
Purchases of premises and equipment	(247,470)	(929,885)

Net cash provided by (used in) investing activities	$476,225	$(14,388,475)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	6,738,886	9,917,457
Net (decrease) increase in time deposits	(10,397,637)	3,545,861
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	109,228	(853,055)
Proceeds from issuance of common stock	—	159,854
Dividends paid and cash in lieu of fractional shares	(1,210)	(837,803)

Net cash (used in) provided by financing activities	$(3,550,733)	$11,932,314

Net (decrease) in cash and due from banks	(185,899)	(1,785,997)

Cash and due from banks at beginning of period	3,461,483	5,247,480

Cash and due from banks at end of period	$3,275,584	$3,461,483

Supplemental Schedule of Cash Flow Information
Interest paid	$5,534,497	$6,308,544

Income taxes paid	—	—

Unrealized (loss) gain on investment securities	(3,603)	298,777

Change in fair value of pension and post-retirement obligation	92,056	1,785,332

Loans transferred to other real estate owned	2,631,204	1,522,624

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

Use of estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate fair value measurements and deferred taxes.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, all of which mature within ninety days.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks mature within one year and are carried at cost.

Securities. Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently, all of the Company’s investment securities are classified as available for sale. Securities available for sale are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. A gain or loss is recognized in earnings on the trade date based on the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income via amortization or accretion, respectively, using the interest method over the terms of the securities.

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

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income, such as deferred fees and costs, and charge-offs. Interest on loans is recognized over the term of the loan and is calculated using the interest method on principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield via straight line amortization over the contractual term of the loan, adjusted for early pay-offs.

The accrual of interest is generally discontinued at the time a loan is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Payments received for loans no longer accruing interest are applied to the unpaid principal balance. Loans greater than 90 days past due may remain on accrual status if the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual and past due policies are materially the same for all types of loans.

All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. Any interest received on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Generally, a loan is returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or it becomes well secured and in the process of collection.

Allowance for loan losses. The allowance for loan losses (“ALL”) reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the allowance for losses each quarter. To determine the total allowance for loan losses, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and pools of loans analyzed on a segmented basis. Considerations include historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.

During the first quarter of 2010, management enhanced the ALL calculation methodology by 1) increasing the number of homogenous pools (segments); 2) modifying the scope of loans evaluated for impairment to include only large adversely classified loans and any large special mention loans on nonaccrual, more than 30 days past due, or in bankruptcy; 3) increasing the discount factors applied to some forms of collateral; and 4) shortening the historical loss factor period to six quarters. It is estimated that the increased number of segments had no effect on the calculated amount of the allowance, the reduced scope of loans evaluated for impairment reduced the calculated amount of the allowance, and the higher discount factors and shorter historical loss factor period increased the calculated amount of the allowance. Management believes that the overall effect on the calculated amount of the allowance as a result of the change in methodology is immaterial.

The allowance consists of specific, general, and unallocated components. The specific component generally evaluates large commercial and construction loans which are adversely risk rated, in bankruptcy, nonaccruing, or more than 30 days past due to determine which are impaired. The scope of this evaluation can include commercial borrowers utilizing mortgages on their residences for their businesses. For those loans determined to be impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates smaller commercial loans, residential mortgages and consumer loans, grouped into segments. Historical loss experience is calculated using six quarters and applied to each segment, then adjusted for qualitative factors. Qualitative factors include changes in portfolio balances outstanding, changes in loan seasoning, changes in credit quality, changes in loan staff depth and experience, changes in loan policies and underwriting guidelines, changes in value of underlying collateral, changes in loan review and oversight, and changes in national and local economic conditions. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

Management employs a risk rating system to evaluate and categorize loan portfolio credit risk on a consistent basis. Loans assigned risk rating grades include all commercial loans, commercial loans secured by real estate (commercial mortgages), residential loans secured by real estate (residential mortgages) above $1 million, loans to real estate developers and contractors, and consumer loans greater than $250 thousand with chronic delinquency. Risk rating categories are as follows:

Pass – Borrower is strong or sound and collateral securing the loan, if any, is adequate.

Watch – Borrower exhibits some signs of financial stress but is generally believed to be a satisfactory customer and collateral, if any, may be in excess of 90% of the loan balance.

Special Mention – Adverse trends in the borrower’s financial position are evident and warrant management’s close attention and any collateral may not be fully adequate.

Substandard – A loan in this category has a well-defined weakness in the primary repayment source that jeopardizes the timely collection of the debt. There is a distinct possibility that a loss may result if the weakness is not corrected.

Doubtful – Default has already occurred and it is likely that foreclosure or repossession procedures have begun or will begin in the near future. Weaknesses make collection or liquidation in full, based on currently existing information, highly questionable and improbable.

Loss – Uncollectible and of such little value that continuance as a bankable asset is not warranted.

The specific component of the ALL calculation considers adversely classified loans, as noted above. Adversely classified loans are considered to be those loans risk rated as substandard, doubtful or loss. All other loans not specifically assigned a risk rating are monitored as a discreet pool of loans generally based on delinquency status. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Accrual of interest may or may not be discontinued for any given impaired loan. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Because large groups of smaller balance homogeneous loans are collectively evaluated for impairment, the Company does not separately identify smaller balance individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The general component of the ALL calculation collectively evaluates groups of loans in segments, as noted above. Segments are not aggregated into classes. These segments are 1) Construction, land and land development; 2) Farmland; 3) Residential first mortgages; 4) Residential junior mortgages; 5) Commercial mortgages (non-owner-occupied); 6) Commercial mortgages (owner-occupied); 7) Commercial and industrial; and 8) Consumer. Every loan is assigned to a segment. Segments 1 through 6 are secured by real estate. Segments 7 and 8 are secured by other types of collateral or are unsecured. A given segment may not reflect the purpose of a loan. For example, a business owner may provide his residence as collateral for a loan to his company, in which case the loan would be grouped in a residential mortgage segment.

Construction and development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor may face financial pressure unrelated to the project. Loans secured by land, farmland and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate which may depreciate over time. Consumer loans carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by divorce, unemployment, personal illness or bankruptcy of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral.

Additions to the allowance for loan losses are made by charges to earnings through the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses. Charge-off policies are materially the same for all types of loans.

Troubled Debt Restructurings. In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

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

Other real estate owned. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the carrying value or fair value on the date of foreclosure less estimated selling costs, thereby establishing a new cost basis. After acquisition, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in expenses from foreclosed assets.

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

Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

Pension benefits. The non-contributory defined benefit pension plan covers substantially all full-time employees. The plan accumulates benefits for each covered employee based on annual pay credits, which are based on age and years of service, plus monthly interest credits based on an amount established each year by the Board of Directors.

Post retirement benefits. The Company provides certain health care benefits for all retired employees who meet eligibility requirements.

Trust assets and income. Customer assets held by the Trust Company, other than cash on deposit, are not included in these financial statements, since such items are not assets of the Bank or Trust Company. Trust fees are recorded on the accrual basis.

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

Significant group concentration of credit risk. Most of the Company’s business activity is with customers located in the counties of Lancaster, Northumberland, Richmond and Westmoreland, Virginia. The Company makes residential, commercial and consumer loans and a significant amount of the loan portfolio is comprised of real estate mortgage loans, which primarily are for single-family residences. The adequacy of collateral on real estate mortgage loans is highly dependent on changes in real estate values.

Advertising. Advertising costs are expensed as incurred, and totaled $127 thousand and $174 thousand for the years ended December 31, 2010 and 2009, respectively.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains (losses) on securities available for sale and changes in the funded status of the pension and postretirement plan, which are also recognized as separate components of equity.

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

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership; 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Stock-based compensation plans. Authoritative accounting guidance requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.

Recent Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Accounting Financial Standard (“ SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (“Codification”) in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (“SEC”) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (“SOX”), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Note 2. Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at December 31, 2010 and 2009, as reflected on the consolidated balance sheets, was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. Generally, the goodwill balance is tested for impairment annually. Based on the testing, there were no impairment charges in 2010 or 2009.

Note 3. Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio are as follows:

Available-for-sale securities December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,738,339	$43,318	$(27,800)	$8,753,857
State and municipal obligations	24,884,217	502,878	(67,224)	25,319,871

	$33,622,556	$546,196	$(95,024)	$34,073,728

Available-for-sale securities December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$3,629,523	$21,436	$—	$3,650,959
State and municipal obligations	29,936,407	499,528	(66,189)	30,369,746

	$33,565,930	$520,964	$(66,189)	$34,020,705

Gross realized gains and gross realized losses on sales of securities were as follows:

Years Ended December 31,	2010	2009
Gross realized gains	$203,706	$301,390
Gross realized losses	(15,420)	—

Net realized gains	$188,286	$301,390

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2010 are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$8,227,426	$8,241,829
Due after one year through five years	14,168,498	14,310,126
Due after five through ten years	10,014,191	10,232,263
Due after ten years	1,212,441	1,289,510

	$33,622,556	$34,073,728

Securities with a market value of $9,889,413 and $11,475,540 at December 31, 2010 and 2009, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2010 and 2009, by duration of the unrealized loss, are shown as follows. Management monitors credit ratings and all securities are investment grade or better. There are 16 municipal and 4 federal agency debt securities totaling $8.6 million considered temporarily impaired at December 31, 2010. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized.

	Less than 12 months		12 months or more			Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$1,964,436	$27,800	$—	$—	$1,964,436	$27,800
States and municipal obligations	6,679,896	67,224	—	—	6,679,896	67,224

Total temporarily impaired securities	$8,644,332	$95,024	$—	$—	$8,644,332	$95,024

	Less than 12 months		12 months or more			Total
December 31, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$—	$—	$—	$—	$—	$—
States and municipal obligations	4,241,593	56,052	772,235	10,137	5,013,828	66,189

Total temporarily impaired securities	$4,241,593	$56,052	$772,235	$10,137	$5,013,828	$66,189

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million at December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security. The investment is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available for sale securities portfolio.

Note 4. Loans

The following is a summary of the balances of loans:

December 31,	2010	2009
Mortgage loans on real estate:
Construction, Land and Land Development	$30,620,370	$33,028,228
Farmland	1,603,519	1,446,405
Commercial Mortgages (Non-Owner Occupied)	12,787,559	10,685,566
Commercial Mortgages (Owner Occupied)	29,430,716	35,697,527
Residential First Mortgages	115,530,317	110,884,264
Residential Junior Mortgages	30,943,025	30,880,846
Commercial and Industrial	17,591,891	18,877,787
Consumer Loans	8,865,605	9,680,517

Total loans	$247,373,002	$251,181,140
Allowance for loan losses	(3,230,677)	(3,769,287)

Loans, net	$244,142,325	$247,411,853

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by 90 days or more is generally placed on nonaccrual, unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals

As of December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
December 31, 2010
Construction, Land and Land Development	$—	$96,153	$—	$342,618	$438,771	$30,181,599	$30,620,370
Farmland	—	—	—	—	—	1,603,519	1,603,519
Commercial Mortgages (Non-Owner Occupied)	318,043	—	—	1,356,108	1,674,151	11,113,408	12,787,559
Commercial Mortgages (Owner Occupied)	—	—	—	424,249	424,249	29,006,467	29,430,716
Residential First Mortgages	1,694,757	281,878	—	2,174,010	4,150,645	111,379,672	115,530,317
Residential Junior Mortgages	370,812	—	730	1,169,919	1,541,461	29,401,564	30,943,025
Commercial and Industrial	408,738	—	198,606	65,001	672,345	16,919,546	17,591,891
Consumer Loans	667,355	5,984	3,013	42,104	718,456	8,147,149	8,865,605

Total	$3,459,705	$384,015	$202,349	$5,574,009	$9,620,078	$237,752,924	$247,373,002

Note 5. Allowance for Loan Losses

An analysis of the change in the allowance for loan losses for 2010 and 2009 follows:

	2010	2009
Balance, beginning of year	$3,769,287	$2,552,091
Provision for loan losses	720,214	2,101,875
Recoveries	232,883	140,269
Loans charged off	(1,491,707)	(1,024,948)

Balance, end of period	$3,230,677	$3,769,287

A disaggregation of the allowance for loan losses by segment is shown below.

As of December 31, 2010:	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non- Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Ending Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677

Individually evaluated for impairment	$64,518	$—	$—	$397,451	$93,171	$67,648	$—	$17,662	$—	$640,450
Collectively evaluated for impairment	$128,000	$3,000	$108,000	$873,000	$113,000	$393,000	$69,869	$193,000	$709,358	$2,590,227

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for Impairment	$1,908,075	$—	$981,978	$1,966,334	$1,803,831	$1,474,024	$242,927	$569,918		$8,947,087
Collectively evaluated for Impairment	28,712,295	1,603,519	11,805,581	$27,464,382	113,726,486	29,469,001	17,348,964	$8,295,687		238,425,915

Total Gross Loans	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$115,530,317	$30,943,025	$17,591,891	$8,865,605		$247,373,002

Internal risk rating grades are assigned to commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, loans to real estate developers and contractors, and consumer loans greater than $250,000 with chronic delinquency, as shown in the following table. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades are evaluated as new information becomes available for each borrowing relationship or at least quarterly.

As of December 31, 2010: INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$22,095,455	$1,603,519	$8,356,208	$18,948,652	$14,323,275	$65,327,109
Watch	2,066,022	—	2,393,854	5,960,095	986,309	11,406,280
Special mention	4,036,860	—	318,043	2,592,417	1,334,108	8,281,428
Substandard	2,422,033	—	364,902	1,672,803	948,199	5,407,937
Doubtful	—	—	1,354,552	256,749	—	1,611,301

Total	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$17,591,891	$92,034,055

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of December 31, 2010: PAYMENT ACTIVITY STATUS	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
Performing	$113,356,307	$29,772,376	$8,820,488	$151,949,171
Nonperforming	2,174,010	1,170,649	45,117	3,389,776

Total	$115,530,317	$30,943,025	$8,865,605	$155,338,947

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS as of December 31, 2010:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:

Construction, land & land development	$200,000	$200,000	$—	$120,000	$2,213	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,145,848	1,148,692	—	910,146	63,077	60,955
Residential Junior Mortgages (1)	542,376	822,003	—	726,032	24,787	24,042
Commercial Mortgages (non-owner occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	615,327	615,327	—	1,328,235	20,677	18,552
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer (2)	—	—	—	—	—	—

	$3,280,401	$3,591,820	$—	$3,513,273	$121,638	$108,392

With an allowance recorded:
Construction, land & land development	$142,618	$142,618	$64,518	$146,155	$4,723	$4,791
Farmland	—	—	—	—	—	—
Residential First Mortgages	657,983	661,483	93,171	210,744	7,547	1,000
Residential Junior Mortgages (1)	931,648	931,648	67,648	746,447	55,726	58,184
Commercial Mortgages (non-owner-occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner-occupied)	1,351,007	1,368,724	397,451	1,091,400	24,657	37,027
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	569,918	569,918	17,662	456,449	34,232	31,337

	$3,653,174	$3,674,391	$640,450	$2,651,195	$26,885	$132,339

Total Impaired Loans:
Construction, land & land development	$342,618	$342,618	$64,518	$266,155	$6,936	$4,791
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,803,831	1,810,175	93,171	1,120,890	70,624	61,955
Residential Junior Mortgages (1)	1,474,024	1,753,651	67,648	1,472,479	80,513	82,226
Commercial Mortgages (non-owner-occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	1,966,334	1,984,051	397,451	2,419,635	45,334	55,579
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer (2)	569,918	569,918	17,662	456,449	34,232	31,337

	$6,933,575	$7,266,211	$640,450	$6,164,468	$248,523	$240,731

(1)	Junior mortgages include equity lines.
(2)	includes credit cards.

Impaired Loans for the twelve months ended:	December 31, 2009

Impaired loans for which an allowance has been provided	$6,204,160
Impaired loans for which no allowance has been provided	—

Total impaired loans	$6,204,160

Allowance provided for impaired loans, included in the allowance for loan losses	$1,615,993

Average balance impaired loans	$6,189,204

Interest income recognized (collected $213,117)	$233,653

At December 31, 2010, the Bank had one loan that constitutes a troubled debt restructuring and it is included in impaired loans in the Residential First Mortgages segment in the tables above. It is a commercial purpose loan secured by a residence, with a principal balance of $623,692 at December 31, 2010. This loan was modified to extend the amortization period by five years. Additionally, the repayment terms were modified to reflect the seasonal nature of the borrower’s business, to more closely coincide with the borrower’s cash flows. There were no troubled debt restructurings at December 31, 2009.

At December 31, 2010 and 2009, nonaccruing loans excluded from impaired loan disclosure totaled $899,350 and $1,559,174, respectively. If interest on these nonaccruing loans had been accrued, such income would have approximated $34,567 in 2010 and $87,155 in 2009.

Loans past due 90 days or more and still accruing interest totaled $202,349 and $153,468 on December 31, 2010 and 2009, respectively.

Note 6. Foreclosed Assets

Foreclosed assets are presented net of a valuation allowance for losses. An analysis of the valuation allowance on foreclosed assets is shown below.

Years ended December 31,	2010	2009
Balance, beginning of year	$31,500	$31,500
Provision for losses	311,240	—
Charge-offs	—	—

Balance, end of period	$342,740	$31,500

Expenses applicable to foreclosed assets include the following:

Years ended December 31,	2010	2009
Net (gain) on sales of real estate	$(46,973)	$(19,600)
Provision for losses	311,240	—
Operating expenses, net of income	131,280	86,827

Total expenses	$395,547	$67,227

Note 7. Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2010 and 2009 were as follows:

	2010	2009
Land and improvements	$2,083,560	$2,079,870
Buildings and improvements	12,476,076	12,420,895
Furniture and equipment	8,643,976	8,491,524

Total cost	$23,203,612	$22,992,289
Less accumulated amortization and depreciation	(10,506,165)	(9,665,879)

Premises and equipment, net	$12,697,447	$13,326,410

Amortization and depreciation expense for the years ended December 31, 2010 and 2009, totaled $876,433 and $925,594, respectively.

Note 8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $46,751,822 and $51,259,103, respectively.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	$40,948,917
2012	11,533,329
2013	10,872,935
2014	22,428,809
2015	26,191,030
Thereafter	9,398

$111,984,418

At December 31, 2010 and 2009, overdraft demand deposits reclassified to loans totaled $44,296 and $59,624, respectively.

At December 31, 2010 and 2009, the Company had no brokered deposits.

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

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$3,582,009	$4,108,085	$533,643	$503,770
Service cost	248,146	308,974	20,642	21,434
Interest cost	195,201	244,368	31,356	29,631
Actuarial (gain) loss	95,857	(52,356)	16,720	(8,457)
Benefit payments	(142,435)	(163,673)	(13,539)	(12,735)
Prior service cost due to amendment	—	(863,389)	—	—

Benefit obligation, end of year	$3,978,778	$3,582,009	$588,822	$533,643

Change in plan assets
Fair value of plan assets, beginning of year	$4,357,129	$3,079,838	$—	$—
Actual return on plan assets	535,151	990,964	—	—
Employer contributions	—	450,000	13,539	12,735
Benefits payments	(142,435)	(163,673)	(13,539)	(12,735)

Fair value of plan assets, end of year	$4,749,845	$4,357,129	$—	$—

Funded Status at the End of the Year	$771,067	$775,120	$(588,822)	$(533,643)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$957,227	$1,117,052	$61,182	$44,462
Prior service cost	(809,427)	(863,389)	—	—
Net obligation at transition	—	—	8,739	11,652

Amount recognized	$147,800	$253,663	$69,921	$56,114

Components of Net Periodic Benefit Cost
Service cost	$248,146	$308,974	$20,642	$21,434
Interest cost	195,201	244,368	31,356	29,631
Expected (return) loss on plan assets	(322,402)	(243,578)	—	—
Amortization of prior service cost	(53,962)	4,665	—	—
Amortization of net obligation at transition	—	—	2,913	2,913
Recognized net actuarial loss	42,933	105,981	—	185

Net periodic benefit cost	$109,916	$420,410	$54,911	$54,163

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income)loss
Net (gain) loss	$(159,825)	$(905,723)	$16,720	$(8,642)
Prior service cost	—	(863,389)	—	—
Amortization of prior service cost	53,962	(4,665)	—	—
Amortization of net obligation at transition	—	—	(2,913)	(2,913)

Total recognized in other comprehensive (income)/loss	$(105,863)	$(1,773,777)	$13,807	$(11,555)

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive (Income)/loss	$4,053	$(1,353,367)	$68,718	$42,608

Weighted-average assumptions as of December 31:	2010	2009	2010	2009
Discount rate used for Net Periodic Pension Cost	6.00%	6.00%	6.00%	6.00%
Discount Rate used for Disclosure	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The accumulated benefit obligation for the defined benefit pension plan was $3,978,778 and $3,559,690 at December 31, 2010 and 2009, respectively.

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

The fair value of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2010 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$882	$882	$—	$—
Mutual funds - fixed income	1,738,146	1,738,146	—	—
Mutual funds - equity	3,010,817	3,010,817	—	—

Total	$4,749,845	$4,749,845	$—	$—

		Fair Value Measurements at December 31, 2009 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$588	$588	$—	$—
Short-term investments	41,967	41,967	—	—
Mutual funds - fixed income	1,658,676	1,658,676	—	—
Mutual funds - equity	2,655,898	2,655,898	—	—

Total	$4,357,129	$4,357,129	$—	$—

Asset allocation. The pension plan’s weighted average asset allocations for the plan years ended December 31, 2010 and 2009, by asset category, are as follows:

Asset category	2010	2009

Mutual funds – fixed income	37%	38%
Mutual funds – equity	63%	61%
Cash and cash equivalents	0%	1%

Total	100%	100%

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

The Company expects to contribute $635,106 to its pension plan for the 2011 plan year. Estimated future benefit payments are, $68,817 for 2012, $978,745 for 2013, $353,834 for 2014, $37,431 for 2015 and $1,753,608 for 2016 through 2020.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits is 14.0% in 2011, 12.0% in 2012, 10.0% in 2013 and 2014, 8.0% in 2015 and 2016, and 6.0% thereafter. If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2010, would be increased by $3,220, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2010, would be increased by $164. If assumed health care cost trend rates were decreased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2010, would be decreased by $2,996, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2010, would be decreased by $152.

The Company expects to contribute $22,571 to its postretirement plan in 2011.

In addition, as of December 31, 2010 and 2009, the Company paid approximately $13,539 and $12,735, respectively, for employees who retired.

401(k) retirement plan. The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries. Until December 31, 2009, the Company matched 100% of the first 2% and 25% of the next 2% of an employee’s contributions. Effective January 1, 2010, the Company matches 100% of the first 2% and 25% of the next 4% of an employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $104,830 and $85,460 for the years ended December 31, 2010 and 2009, respectively.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2010 and 2009, the Company had outstanding loan commitments approximating $32,350,533 and $36,714,063, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2010 and 2009, commitments under outstanding performance stand-by letters of credit aggregated $446,146 and $616,737, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 11. Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2010 and 2009, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

The Company has approximately $100,000 in deposits in financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation at December 31, 2010.

Note 12. Short-Term Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold and federal funds purchased. There were no short-term advances from FHLB outstanding on December 31, 2010 or December 31, 2009.

The Company had unused lines of credit with nonaffiliated banks totaling $46,208,515 and $46,384,461 as of December 31, 2010 and 2009.

The Company had undispersed letters of credit with FHLB totaling $2,000,000 as of December 31, 2010.

The table below presents selected information on short-term borrowings:

(Dollars in Thousands) Years Ended December 31,	2010	2009

Balance outstanding at year-end	$7,598	$7,489
Maximum balance at any month end during the year	8,863	8,105
Average balance for the year	6,820	6,519
Weighted average rate for the year	0.22%	0.23%
Weighted average rate on borrowings at year end	0.22%	0.22%
Estimated fair value at year end	$7,598	$7,489

Note 13. Long-Term Debt

On December 31, 2010, the Bank had FHLB debt consisting of three advances. The FHLB holds an option to terminate any of the advances on any quarterly payment date. All advances have an early conversion option which gives FHLB the option to convert, in whole only, into one-month LIBOR-based floating rate advances, effective on any quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $57.9 million. Immediate available credit, as of December 31, 2010, was $25.9 million. With additional collateral, the total line of credit is worth $65.2 million, with $33.1 million available.

The three advances are shown in the following table.

Description	Balance	Acquired	Current Interest Rate	Maturity Date

Convertible	$15,000,000	5/18/2006	4.81%	5/18/2011
Convertible	10,000,000	9/12/2006	4.23%	9/12/2016
Convertible	5,000,000	5/18/2007	4.49%	5/18/2012

	$30,000,000

Note 14. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

The provision (benefit) for income taxes consisted of the following for the years ended December 31:

	2010	2009
Current	$148,377	$(84,157)
Deferred	(189,004)	(351,551)

	$(40,627)	$(435,708)

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2010	2009
Statutory rates	34.0%	34.0%
Increase (decrease) resulting from:
Effect of tax-exempt income	(157.9)	(160.3)
Other, net	111.6%	45.6%

	(12.3%)	(80.7%)

The components of the net deferred tax assets and liabilities included in other liabilities are as follows:

December 31,	2010	2009
Deferred tax assets
Allowance for loan losses	$896,664	$1,139,528
Interest on non-accrual loans	103,207	65,582
Other real estate	94,644	82,135
Post retirement benefits	200,199	181,439
Deferred compensation	88,331	84,356
Stock-based compensation	12,849	11,357
Alternative minimum tax credit	125,727	—
Net operating loss carryforward	40,686	—
Other	210,286	56,802

Total deferred tax assets	1,772,593	1,621,199

Deferred tax liabilities
Unrealized gains on available-for-sale securities	(153,399)	(154,623)
Pension plan	(262,163)	(263,542)
Depreciation	(336,212)	(389,234)
Amortization of intangible	(707,799)	(633,332)
Net deferred loan fees and costs	(294,293)	(321,965)
Other	(73,079)	(71,784)

Total deferred tax (liabilities)	(1,826,945)	(1,834,480)

Net deferred tax (liabilities)	$(54,352)	$(213,281)

Note 15. Regulatory Requirements and Restrictions

The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulators. As of December 31, 2010, there were no unrestricted funds available for transfer from the banking subsidiary to the Company without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2010 and 2009, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009, are presented in the tables below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$28,013	11.99%	$18,697	8.00%	N/A	N/A
Bank of Lancaster	$27,024	11.62%	$18,610	8.00%	$23,262	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$25,088	10.73%	$9,349	4.00%	N/A	N/A
Bank of Lancaster	$24,112	10.37%	$9,305	4.00%	$13,957	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$25,088	7.54%	$13,303	4.00%	N/A	N/A
Bank of Lancaster	$24,112	7.27%	$13,260	4.00%	$16,575	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$27,667	11.41%	$19,393	8.00%	N/A	N/A
Bank of Lancaster	$26,601	11.02%	$19,310	8.00%	$24,138	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$24,628	10.16%	$9,697	4.00%	N/A	N/A
Bank of Lancaster	$23,571	9.77%	$9,655	4.00%	$14,483	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$24,628	7.50%	$13,140	4.00%	N/A	N/A
Bank of Lancaster	$23,571	7.20%	$13,097	4.00%	$16,372	5.00%

Note 16. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 157,710 allocated shares as of December 31, 2010. Contributions to the plan were $75,000 and $75,000 for 2010 and 2009, respectively. There were no dividends on the Company’s stock held by the ESOP except for $8.24 cash in lieu of dividends related to the stock dividends declared in 2010. Dividends on the Company’s stock held by the ESOP were $52,401 in 2009. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 17. Stock-Based Compensation Plans

The Company has four stock-based compensation plans. The 1994 Incentive Stock Option Plan expired and no additional shares may be granted under this plan. The 2003 Incentive Stock Option Plan made 175,000 shares available for grant. Under this plan, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited. The third plan is the 1998 Non-Employee Directors Stock Option Plan, which has expired and therefore no additional shares may be granted. The fourth plan is the 2008 Non-Employee Directors Stock Option Plan, which grants 500 shares to each non-employee director annually. This plan had 32,199 shares available for grant at December 31, 2010. All information has been adjusted for stock dividends.

A summary of the status of the stock option plans as of December 31, 2010 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	198,002	$12.39	5.8

Granted	44,512	5.50
Forfeited	(24,393)	8.36
Expired	(7,302)	13.87

Options outstanding, December 31	210,819	11.35	5.6	$—

Options exercisable, December 31	174,107	12.60	4.8	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average fair value of incentive stock options granted during 2010 and 2009, was $0.54 and $1.41, respectively. The weighted average fair value of non-employee director’s stock options granted during 2010 and 2009 was $0.57and $0.72, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	Incentive Stock Option Plan		Non-qualified Directors Plan
December 31,	2010	2009	2010	2009

Dividend yield	4.73%	3.54%	4.73%	3.54%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	19.45%	12.21%	19.45%	12.21%
Risk-free interest rate	2.17%	3.10%	2.13%	3.25%

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

The status of the options outstanding at December 31, 2010 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Number Exercisable	Weighted Average Exercise Price

$ 3.75 - $13.75	124,680	7.6	87,968	$10.38
$ 13.76 - $16.18	86,139	2.7	86,139	14.87

	210,819	5.6	174,107	$12.60

Note 18. Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock dividends.

Years Ended December 31,	2010	2009

Net income (loss) available to common shareholders	$372,269	$(104,494)

Average number of common shares outstanding	2,605,855	2,592,719

Effect of dilutive options	—	—

Average number of potential common shares	2,605,855	2,592,719

As of December 31, 2010 and 2009, options on 210,819 shares and 183,056 shares, respectively, were not included in computing diluted earnings per common shares because their effects were anti-dilutive. All shares have been adjusted for stock dividends.

Note 19. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $3,098,510 and $4,761,123 at December 31, 2010 and 2009, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2009	$4,761,123
New loans and extensions to existing loans	368,555
Repayments and other reductions	(2,031,168)

Balance, December 31, 2009	$3,098,510

Commitments to extend credit to directors and their related interests were $1,012,215 and $1,009,666 at December 31, 2010 and 2009, respectively.

The Company also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2010 and 2009 amounted to $681,737 and $592,951, respectively.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Government agencies	$8,753,857	$—	$8,753,857	$—
State and municipal obligations	25,319,871	—	25,319,871	—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Government agencies	$3,650,959	$—	$3,650,959	$—
State and municipal obligations	30,369,746	—	30,369,746	—

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

Other Real Estate Owned: Certain assets such as other real estate owned (“OREO”) are measured at fair value less estimated costs to sell. We believe that the fair value component in its valuation follows the provisions of FASB ASC 820. The Company had other real estate owned in the amount of $4.1 million at December 31, 2010, which consisted of six residences, nine lots, one former restaurant, lodging property, lodging property with a restaurant and one former convenience store.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$3,012,724	$—	$3,012,724	$—
Other real estate owned	$4,085,939	$—	$4,085,939	$—

		Fair Value Measurements at December 31, 2009 Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$4,588,167	$—	$—	$4,588,167
Other real estate owned	$2,193,399	$—	$—	$2,193,399

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheets under the applicable captions.

Years Ended December 31,	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$3,275,584	$3,275,584	$3,461,483	$3,461,483
Interest-bearing deposits	14,735,892	14,735,892	17,542,635	17,542,635
Federal funds sold	4,727,084	4,727,084	2,305,747	2,305,747
Securities available-for-sale	34,073,728	34,073,728	34,020,705	34,020,705
Restricted securities	2,358,500	2,358,500	2,238,500	2,238,500
Loans, net	244,142,325	243,940,477	247,411,853	247,907,067
Accrued interest receivable	1,159,924	1,159,924	1,323,492	1,323,492

Financial Liabilities:
Non-interest-bearing liabilities	$44,960,718	$44,960,718	$40,552,937	$40,552,937
Savings and other interest-bearing deposits	103,908,863	103,908,863	101,577,758	101,577,758
Time deposits	111,984,418	113,513,561	122,382,055	124,762,890
Securities sold under repurchase agreements	7,598,021	7,598,021	7,488,793	7,488,793
FHLB advances	30,000,000	31,715,392	30,000,000	32,083,525
Accrued interest payable	291,621	291,621	321,477	321,477

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

Available-for-sale securities are carried at the quoted market prices for the individual securities held. Therefore carrying value equals market value. The carrying value of restricted securities approximates fair value based on the redemption provisions.

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

At December 31, 2010 and 2009, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

Note 21. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets	2010	2009

Assets
Cash and due from banks	$49,227	$56,429
Investments in subsidiaries	27,304,266	26,740,462
Premises and equipment, net	2,458	22,745
Other assets	341,935	540,112

Total assets	$27,697,886	$27,359,748

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$259,796	$241,355
Other liabilities	190,821	314,843

Total liabilities	$450,617	$556,198
Total shareholders’ equity	27,247,269	26,803,550

Total liabilities and shareholders’ equity	$27,697,886	$27,359,748

Condensed Statements of Operations	2010	2009

Dividends from subsidiaries	$—	$1,000,000
Other income	383,483	—

Total non-interest income	383,483	1,000,000

Total non-interest expense	501,791	433,026

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	(118,308)	566,974
Income tax expense	14,846	—

Income (loss) before equity in undistributed earnings of subsidiaries	(133,154)	566,974

Equity in undistributed (distributed) earnings of subsidiaries	505,423	(671,468)

Net income (loss)	$372,269	$(104,494)

Condensed Statements of Cash Flows	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$372,269	$(104,494)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,287	20,287
Stock-based compensation	14,279	17,293
Equity in undistributed earnings of subsidiaries	(505,423)	671,468
Decrease (increase) in other assets	198,177	(66,123)
Net change in deferred directors’ compensation	18,441	(17,974)
Increase(decrease) in other liabilities	(124,022)	169,926

Net cash (used in) provided by operating activities	(5,992)	690,383

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	159,854
Dividends paid and cash in lieu	(1,210)	(837,803)

Net cash used in financing activities	(1,210)	(677,949)

Net (decrease) increase in cash and due from banks	(7,202)	12,434
Cash and due from banks at January 1	56,429	43,995

Cash and due from banks at December 31	$49,227	$56,429

Note 22. Subsequent Events

In accordance with Accounting Standards Codification (“ASC”) 855-10, the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 22, 2011

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, a.k.a. COSO, of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All required information is detailed in the Company’s 2011 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

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

The following table summarizes information, as of December 31, 2010, relating to the Company’s stock option plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

At December 31, 2010	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans Approved by shareholders	210,819	(1)	$11.35	108,917
Equity compensation plans not approved by shareholders	—		$11.35	—

Total	210,819		$13.40	108,917

(1)	Consists of options granted pursuant to the Company’s incentive stock option plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2004).

10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579, dated February 28, 1997).

10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

10.3	2003 Incentive Stock Option Plan. (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2009 Consolidated Financial Statements included herein).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

99.1	Code of Ethics (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2011.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Austin L. Roberts, III
Austin L. Roberts, III,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 22nd day of March 2011.

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