Form 10-Q
period 2011-03-31
BAY BANKS OF VIRGINIA INC
filed 2011-05-12
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

2,605,856 shares of common stock on May 10, 2011

FORM 10-Q

For the interim period ending March 31, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$4,263,170	$3,275,584
Interest-bearing deposits	20,471,652	14,735,892
Federal funds sold	4,834,217	4,727,084
Securities available for sale, at fair value	30,314,256	34,073,728
Restricted securities	2,358,500	2,358,500
Loans, net of allowance for loan losses of $3,213,628 and $3,230,677	242,092,391	244,142,325
Premises and equipment, net	12,551,238	12,697,447
Accrued interest receivable	1,144,775	1,159,924
Other real estate owned, net of valuation allowance	4,722,293	4,085,939
Goodwill	2,807,842	2,807,842
Other assets	2,752,159	3,021,300

Total assets	$328,312,493	$327,085,565

LIABILITIES
Noninterest-bearing deposits	$43,902,539	$44,960,718
Savings and interest-bearing demand deposits	106,316,811	103,908,863
Time deposits	112,517,991	111,984,418

Total deposits	$262,737,341	$260,853,999

Securities sold under repurchase agreements	6,547,696	7,598,021
Federal Home Loan Bank advances	30,000,000	30,000,000
Other liabilities	1,503,255	1,291,235
Commitments and contingencies	—	—

Total liabilities	$300,788,292	$299,743,255

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized—5,000,000 shares; outstanding—2,605,856)	$13,029,280	$13,029,280
Additional paid-in capital	4,967,836	4,965,460
Retained earnings	9,322,228	9,193,492
Accumulated other comprehensive income, net	204,857	154,078

Total shareholders’ equity	$27,524,201	$27,342,310

Total liabilities and shareholders’ equity	$328,312,493	$327,085,565

See Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three month periods ended March 31,	2011	2010

INTEREST INCOME
Loans, including fees	$3,438,163	$3,607,690
Securities:
Taxable	205,134	244,768
Tax-exempt	64,450	104,321
Federal funds sold	2,972	1,063
Interest-bearing deposit accounts	9,060	10,355

Total interest income	3,719,779	3,968,197

INTEREST EXPENSE
Deposits	820,681	1,071,694
Securities sold under repurchase agreements	3,398	2,806
FHLB advances	342,188	342,188

Total interest expense	1,166,267	1,416,688

Net interest income	2,553,512	2,551,509
Provision for loan losses	55,000	196,422

Net interest income after provision for loan losses	2,498,512	2,355,087

NON-INTEREST INCOME
Income from fiduciary activities	154,433	145,208
Service charges and fees on deposit accounts	166,256	154,207
VISA-related fees	162,958	151,161
Other service charges and fees	165,595	164,756
Secondary market lending fees	37,888	49,593
Gains (losses) on sale of securities available for sale	(1,676)	1,426
Other real estate gains (losses)	(117,776)	32,261
Net gains on other investments	4,082	—
Other income	3,118	2,165

Total non-interest income	574,878	700,777

NON-INTEREST EXPENSES
Salaries and employee benefits	1,532,176	1,497,537
Occupancy expense	465,114	522,383
Bank franchise tax	36,780	41,115
Visa expense	127,137	118,832
Telephone expense	43,053	48,191
FDIC assessments	147,098	106,233
Other expense	587,078	585,755

Total non-interest expenses	2,938,436	2,920,046

Net income before income taxes	134,954	135,818

Income tax	6,218	542

Net income	$128,736	$135,276

Basic Earnings Per Share
Average basic shares outstanding	2,605,856	2,605,856	*
Earnings per share, basic	$0.05	$0.05

Diluted Earnings Per Share
Average diluted shares outstanding	2,605,856	2,605,856	*
Earnings per share, diluted	$0.05	$0.05

*	Adjusted for a 1-for-25 stock dividend on April 23, 2010 and August 27, 2010.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2010	$12,047,357	$4,842,756	$9,912,781	$95,697	$26,898,591
Comprehensive Income:
Net income	—	—	135,276	—	135,276
Changes in unrealized holding gains on securities arising during the period, net of taxes of $88,659	—	—	—	172,103
Reclassification adjustment for securities gains included in net income, net of taxes of ($485)	—	—	—	(941)

Total other comprehensive income				171,162	171,162

Total comprehensive income					306,438
Stock-based compensation	—	2,666	—	—	2,666
Stock dividend*	481,402	168,491	(649,893)	—	—

Balance at March 31, 2010	$12,528,759	$5,013,913	$9,398,164	$266,859	$27,207,695

Balance at January 1, 2011	$13,029,280	$4,965,460	$9,193,492	$154,078	$27,342,310

Comprehensive Income:
Net income	—	—	128,736	—	128,736
Changes in unrealized holding gains on securities arising during the period, net of taxes of $25,589	—	—	—	49,673
Reclassification adjustment for securities losses included in net income, net of taxes of $570	—	—	—	1,106

Total other comprehensive income				50,779	50,779

Total comprehensive income					179,515
Stock-based compensation	—	2,376	—	—	2,376

Balance at March 31, 2011	$13,029,280	$4,967,836	$9,322,228	$204,857	$27,524,201

*	includes 96,280 shares issued on April 23, 2010, as a result of a 1 for 25 stock dividend

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Three months ended March 31,	2011	2010

Cash Flows From Operating Activities
Net income	$128,736	$135,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206,034	224,458
Net amortization and accretion of securities	17,209	9,997
Provision for loan losses	55,000	196,422
Stock-based compensation	2,376	2,666
Deferred income tax (benefit)	—	(20,805)
(Gain) loss on securities available-for-sale	1,676	(1,426)
Increase (decrease) in OREO valuation allowance	104,436	(8,400)
Loss (Gain) on sale of other real estate	13,341	(32,261)
Net (gain) on other investments	(4,082)	—
Decrease in accrued income and other assets	256,856	87,213
Increase in other liabilities	185,861	324,015

Net cash provided by operating activities	$967,443	$917,155

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	$2,647,524	$814,634
Proceeds from sales and calls of available-for-sale securities	1,170,000	2,405,000
Purchases of available-for-sale securities	—	(2,653,028)
Decrease (increase) in interest bearing deposits in other banks	(5,735,760)	8,699,028
(Increase) in federal funds sold	(107,133)	(5,137,212)
Loan (originations) and principal collections, net	1,222,302	(1,638,761)
Proceeds from sale of other real estate	45,936	290,761
Purchases of premises and equipment	(55,743)	(56,199)

Net cash provided by (used in) investing activities	$(812,874)	$2,724,223

Cash Flows From Financing Activities
Increase (decrease) in demand, savings, and other interest-bearing deposits	$1,349,769	$(1,074,186)
Net increase in time deposits	533,573	2,521,919
Net (decrease) in securities sold under repurchase agreements (and federal funds purchased)	(1,050,325)	(2,824,672)

Net cash provided by (used in) financing activities	$833,017	$(1,376,939)

Net increase in cash and due from banks	987,586	2,264,439

Cash and due from banks at beginning of period	3,275,584	3,461,483

Cash and due from banks at end of period	$4,263,170	$5,725,922

Supplemental Schedule of Cash Flow Information
Interest paid	$1,166,369	$1,397,425

Income taxes paid	10,111	—

Unrealized gain on investment securities	76,938	259,336

Loans transferred to other real estate owned	772,632	399,000

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2010 Annual Report to Shareholders.

Note 2: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

March 31, 2011 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$5,701,334	$33,123	$(37,594)	$5,696,863
State and municipal obligations	24,084,812	590,833	(58,252)	24,617,393

	$29,786,146	$623,956	$(95,846)	$30,314,256

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,738,339	$43,318	$(27,800)	$8,753,857
State and municipal obligations	24,884,217	502,878	(67,224)	25,319,871

	$33,622,556	$546,196	$(95,024)	$34,073,728

Securities with a market value of $8.0 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of March 31, 2011. The market value of pledged securities at December 31, 2010 was $9.9 million.

Securities in an unrealized loss position at March 31, 2011 and December 31, 2010, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at March 31, 2011 included 4 federal agencies and 11 municipal bonds, as shown below.

	Less than 12 months		12 months or more		Total
March 31, 2011 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$2,331,994	$37,594	$—	$—	$2,331,994	$37,594
States and municipal obligations	4,511,219	58,252	—	—	4,511,219	58,252

Total temporarily impaired securities	$6,843,213	$95,846	$—	$—	$6,843,213	$95,846

	Less than 12 months		12 months or more		Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$1,964,436	$27,800	$—	$—	$1,964,436	$27,800
States and municipal obligations	6,679,896	67,224	—	—	6,679,896	67,224

Total temporarily impaired securities	$8,644,332	$95,024	$—	$—	$8,644,332	$95,024

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million at March 31, 2011 and December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Note 3: Loans

The following is a summary of the balances of loans:

	March 31, 2011	December 31, 2010
	(unaudited)
Mortgage loans on real estate:
Construction, Land and Land Development	$31,055,310	$30,620,370
Farmland	1,585,102	1,603,519
Commercial Mortgages (Non-Owner Occupied)	11,572,123	12,787,559
Commercial Mortgages (Owner Occupied)	30,317,728	29,430,716
Residential First Mortgages	112,852,017	115,530,317
Residential Junior Mortgages	30,640,345	30,943,025
Commercial and Industrial loans	18,456,350	17,591,891
Consumer Loans	8,827,044	8,865,605

Total loans	$245,306,019	$247,373,002
Allowance for loan losses	(3,213,628)	(3,230,677)

Loans, net	$242,092,391	$244,142,325

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals March 31, 2011 (unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$167,602	$—	$—	$342,618	$510,220	$30,545,090	$31,055,310
Farmland	—	—	—	—	—	1,585,102	1,585,102
Commercial Mortgages (Non-Owner Occupied)	—	318,418	—	67,250	385,668	11,186,455	11,572,123
Commercial Mortgages (Owner Occupied)	—	—	—	424,249	424,249	29,893,479	30,317,728
Residential First Mortgages	1,136,775	413,101	—	2,261,916	3,811,792	109,040,225	112,852,017
Residential Junior Mortgages	254,787	313,583	—	1,162,373	1,730,743	28,909,602	30,640,345
Commercial and Industrial	129,345	—	—	659,984	789,329	17,667,021	18,456,350
Consumer Loans	10,013	50,995	4,576	41,204	106,788	8,720,256	8,827,044

Total	$1,698,522	$1,096,097	$4,576	$4,959,594	$7,758,789	$237,547,230	$245,306,019

Loans Past Due and Nonaccruals December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$—	$96,153	$—	$342,618	$438,771	$30,181,599	$30,620,370
Farmland	—	—	—	—	—	1,603,519	1,603,519
Commercial Mortgages (Non-Owner Occupied)	318,043	—	—	1,356,108	1,674,151	11,113,408	12,787,559
Commercial Mortgages (Owner Occupied)	—	—	—	424,249	424,249	29,006,467	29,430,716
Residential First Mortgages	1,694,757	281,878	—	2,174,010	4,150,645	111,379,672	115,530,317
Residential Junior Mortgages	370,812	—	730	1,169,919	1,541,461	29,401,564	30,943,025
Commercial and Industrial	408,738	—	198,606	65,001	672,345	16,919,546	17,591,891
Consumer Loans	667,355	5,984	3,013	42,104	718,456	8,147,149	8,865,605

Total	$3,459,705	$384,015	$202,349	$5,574,009	$9,620,078	$237,752,924	$247,373,002

Note 4: Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

Allowance for Loan Losses by Portfolio Segment

For the three months ended March 31, 2011 (unaudited)

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677
(Charge-offs)				(50,508)		(18,379)		(19,596)		$(88,483)
Recoveries								16,434		$16,434
Provision	(11,000)	1,000	3,000	(101,708)	165,567	(56,727)	15,000	(50,337)	90,205	$55,000

Ending Balance	$181,518	$4,000	$111,000	$1,118,235	$371,738	$385,542	$84,869	$157,163	$799,563	$3,213,628

Individually evaluated for impairment	$64,518	$—	$—	$254,235	$210,738	$190,542	$—	$12,163	$—	$732,196
Collectively evaluated for impairment	$117,000	$4,000	$111,000	$864,000	$161,000	$195,000	$84,869	$145,000	$799,563	$2,481,432

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$342,618	$—	$—	$2,519,998	$3,170,513	$1,508,618	$65,000	$561,349		$8,168,096
Collectively evaluated for impairment	30,712,692	1,585,102	11,572,123	27,797,730	109,681,504	29,131,727	18,391,350	8,265,695		237,137,923

Total Gross Loans	$31,055,310	$1,585,102	$11,572,123	$30,317,728	$112,852,017	$30,640,345	$18,456,350	$8,827,044		$245,306,019

Allowance for Loan Losses by Portfolio Segment

For the Year Ended December 31, 2010

	Construction, Land and Land Development	Farmland	Commercial Real Estate (Non-Owner Occupied)	Commercial Real Estate (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning Balance										$3,769,287
Charge-offs										(1,491,707)
Recoveries										232,883
Provision										720,214

Ending Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677

Individually evaluated for impairment	$64,518	$—	$—	$397,451	$93,171	$67,648	$—	$17,662	$—	$640,450
Collectively evaluated for impairment	$128,000	$3,000	$108,000	$873,000	$113,000	$393,000	$69,869	$193,000	$709,358	$2,590,227

Loan Receivables:
Ending Balance:
Individually evaluated for impairment	$342,618	$—	$711,850	$1,966,334	$1,803,831	$1,474,024	$65,000	$569,918		$6,933,575
Collectively evaluated for impairment	30,277,752	1,603,519	12,075,709	27,464,382	113,726,486	29,469,001	17,526,891	8,295,687		240,439,427

Total Gross Loans	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$115,530,317	$30,943,025	$17,591,891	$8,865,605		$247,373,002

	December 31, 2010	March 31, 2010
		(unaudited)
Balance, beginning of year	$3,769,287	$3,769,287
Provision for loan losses	720,214	196,422
Recoveries	232,883	12,965
Loans charged off	(1,491,707)	(268,034)

Balance, end of period	$3,230,677	$3,710,640

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

As of March 31, 2011 (unaudited)

INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Real Estate (Non-Owner Occupied)	Commercial Real Estate (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$22,840,984	$1,585,102	$10,326,858	$18,256,800	$14,356,972	$67,366,716
Watch	2,042,234	—	495,155	5,246,343	1,847,263	9,630,995
Special mention	4,265,789	—	—	2,608,189	921,052	7,795,030
Substandard	1,906,303	—	750,110	4,206,396	1,103,711	7,966,520
Doubtful	—	—	—	—	227,352	227,352

Total	$31,055,310	$1,585,102	$11,572,123	$30,317,728	$18,456,350	$92,986,613

As of December 31,2010

INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Real Estate (Non-Owner Occupied)	Commercial Real Estate (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$22,095,455	$1,603,519	$8,356,208	$18,948,652	$14,323,275	$65,327,109
Watch	2,066,022	—	2,393,854	5,960,095	986,309	11,406,280
Special mention	4,036,860	—	318,043	2,592,417	1,334,108	8,281,428
Substandard	2,422,033	—	364,902	1,672,803	948,199	5,407,937
Doubtful	—	—	1,354,552	256,749	—	1,611,301

Total	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$17,591,891	$92,034,055

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of March 31, 2011 (unaudited)

PAYMENT ACTIVITY STATUS	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
Performing	$110,590,101	$29,477,972	$8,781,264	$148,849,337
Nonperforming	2,261,916	1,162,373	45,780	3,470,069

Total	$112,852,017	$30,640,345	$8,827,044	$152,319,406

As of December 31, 2010

PAYMENT ACTIVITY STATUS	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
Performing	$113,356,307	$29,772,376	$8,820,488	$151,949,171
Nonperforming	2,174,010	1,170,649	45,117	3,389,776

Total	$115,530,317	$30,943,025	$8,865,605	$155,338,947

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
As of March 31, 2011 (unaudited):
With no related allowance:
Construction, land & land development	$200,000	$200,000	$—	$200,000	$—	$—
Residential First Mortgages	2,060,318	2,063,162	—	1,603,083	23,074	13,195
Residential Junior Mortgages (1)	536,970	822,003	—	539,673	—	—
Commercial Mortgages (Non-owner-occupied)	—	—	—	355,925	—	—
Commercial Mortgages (Owner-occupied)	874,195	874,195	—	744,761	12,719	12,806
Commercial & industrial	65,000	115,625	—	65,000	307	307
Consumer (2)	—	—	—	—	—	—

	$3,736,483	$4,074,985	$—	$3,508,442	$36,100	$26,308

With an allowance recorded:
Construction, land & land development	$142,618	$142,618	$64,518	$142,618	$—	$—
Residential First Mortgages	1,110,195	1,113,695	210,738	884,089	5,340	5,340
Residential Junior Mortgages (1)	971,648	971,648	190,542	951,648	596	400
Commercial Mortgages (Non-owner-occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner-occupied)	1,645,803	1,647,201	254,235	1,498,405	18,271	17,652
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	561,349	561,349	12,163	565,634	8,382	14,982

	$4,431,613	$4,436,511	$732,196	$4,042,394	$32,589	$38,374

Total Impaired Loans:
Construction, land & land development	$342,618	$342,618	$64,518	$342,618	$—	$—
Residential First Mortgages	3,170,513	3,176,857	210,738	2,487,172	28,414	18,535
Residential Junior Mortgages (1)	1,508,618	1,793,651	190,542	1,491,321	596	400
Commercial Mortgages (Non-owner-occupied)	—	—	—	355,925	—	—
Commercial Mortgages (Owner-occupied)	2,519,998	2,521,396	254,235	2,243,166	30,990	30,458
Commercial & industrial	65,000	115,625	—	65,000	307	307
Consumer (2)	561,349	561,349	12,163	565,634	8,382	14,982

	$8,168,096	$8,511,496	$732,196	$7,550,836	$68,689	$64,682

(1)	Junior mortgages include equity lines
(2)	includes credit cards

IMPAIRED LOANS	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
As of December 31, 2010
With no related allowance:
Construction, land & land development	$200,000	$200,000	$—	$120,000	$2,213	$—
Residential First Mortgages	1,145,848	1,148,692	—	910,146	63,077	60,955
Residential Junior Mortgages (1)	542,376	822,003	—	726,032	24,787	24,042
Commercial Mortgages (Non-owner-occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	615,327	615,327	—	1,328,235	20,677	18,552
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer (2)	—	—	—	—	—	—

	$3,280,401	$3,591,820	$—	$3,513,274	$121,638	$108,392

With an allowance recorded:
Construction, land & land development	$142,618	$142,618	$64,518	$146,155	$4,723	$4,791
Residential First Mortgages	657,983	661,483	93,171	210,744	7,547	1,000
Residential Junior Mortgages (1)	931,648	931,648	67,648	746,447	55,726	58,184
Commercial Mortgages (Non-owner-occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner-occupied)	1,351,007	1,368,724	397,451	1,091,400	24,657	37,027
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	569,918	569,918	17,662	456,449	34,232	31,337

	$3,653,174	$3,674,391	$640,450	$2,651,195	$126,885	$132,339

Total Impaired Loans:
Construction, land & land development	$342,618	$342,618	$64,518	$266,155	$6,936	$4,791
Residential First Mortgages	1,803,831	1,810,175	93,171	1,120,890	70,624	61,955
Residential Junior Mortgages (1)	1,474,024	1,753,651	67,648	1,472,479	80,513	82,226
Commercial Mortgages (Non-owner-occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	1,966,334	1,984,051	397,451	2,419,636	45,334	55,579
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer (2)	569,918	569,918	17,662	456,449	34,232	31,337

	$6,933,575	$7,266,211	$640,450	$6,164,469	$248,523	$240,731

(1)	Junior mortgages include equity lines
(2)	includes credit cards

At March 31, 2011 and December 31, 2010, the Bank had one loan that constitutes a troubled debt restructuring and it is included in impaired loans in the Residential First Mortgages segment in the tables above. It is a commercial purpose loan secured by a residence, with a principal balance of $623,692 at March 31, 2011 and December 31, 2010. This loan was modified to extend the amortization period by five years. Additionally, the repayment terms were modified to reflect the seasonal nature of the borrower’s business, to more closely coincide with the borrower’s cash flows.

At March 31, 2011 and December 31, 2010, non-accrual loans excluded from impaired loan disclosure totaled $1,579,220 and $899,350, respectively. If interest on these loans had been accrued, such income would have approximated $14,771 during the three months ended March 31, 2011 and $34,567 during the year ended December 31, 2010.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	March 31, 2011		March 31, 2010 (1)
Three Months Ended (unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,605,856	$0.05	2,605,856	$0.05

Effect of dilutive securities:
Stock options	—		—

Diluted earnings per share	2,605,856	$0.05	2,605,856	$0.05

(1)	Adjusted for a 1-for-25 stock dividend on April 23, 2010 and August 27, 2010.

As of March 31, 2011 and 2010, options on 217,025 and 183,056 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $2,376 during the first three months of 2011 and $2,666 for the same period in 2010. As of March 31, 2011, there was unrecognized compensation expense of $792 related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 34,600 options granted and no options exercised during the three month period ended March 31,2011.

Stock option plan activity for the three months ended March 31, 2011, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	210,819	$11.35	5.6

Granted	34,600	4.85
Forfeited	(25,689)	6.41
Exercised	—	—
Expired	(2,705)	16.18

Options outstanding, March 31	217,025	10.84	5.8	$—

Options exercisable, March 31	167,165	12.57	4.6	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31,2011. This amount changes based on changes in the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at March 31, 2011 and December 31, 2010, as reflected on the consolidated balance sheets was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance was tested for impairment in the fourth quarter of 2010.

Note 8: Employee Benefit Plans

The Company has a non-contributory, defined benefit pension plan for all full-time employees over 21 years of age. Under this cash balance plan, the account balance for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Company’s Board of Directors. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses.

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post Retirement Benefits
Three months ended March 31,	2011	2010	2011	2010
Service cost	$68,737	$62,038	$5,570	$5,161
Interest cost	51,994	48,800	7,943	7,839
Expected return on plan assets	(88,287)	(80,601)	—	—
Amortization of unrecognized prior service cost	(13,491)	(13,491)	—	—
Amortization of unrecognized net loss	10,605	10,733	42	—
Amortization of transition obligation	—	—	728	728

Net periodic benefit cost	$29,558	$27,479	$14,283	$13,728

The Company expects to make no contribution to its pension plan and $22,571 to its post-retirement benefit plan in 2011. The Company has contributed $3,390 toward the post-retirement plan during the first three months of 2011.

Note 9: Long Term Debt

On March 31, 2011, the Bank had FHLB debt consisting of three advances. The FHLB holds an option to terminate any of the advances on any quarterly payment date. All advances have an early conversion option which gives the FHLB the option to convert, in whole only, into one-month LIBOR-based floating rate advances, effective on any quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $57.9 million. Immediate available credit, as of March 31, 2011, was $25.9 million. With additional collateral, the total line of credit is worth $65.2 million, with $33.2 million available.

The three advances are shown in the following table.

Description	Balance	Acquired	Current Interest Rate	Maturity Date

Convertible	$15,000,000	5/18/2006	4.81%	5/18/2011
Convertible	10,000,000	9/12/2006	4.23%	9/12/2016
Convertible	5,000,000	5/18/2007	4.49%	5/18/2012

	$30,000,000

Note 10: Fair Value Measurements

The Company uses fair value to record certain assets and liabilities and to determine fair value disclosures. Authoritative accounting guidance clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 Using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
U. S Government agencies	$5,696,863	$—	$5,696,863	$—
State and municipal obligations	24,617,393	—	24,617,393	—

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U. S Government agencies	$8,753,857	$—	$8,753,857	$—
State and municipal obligations	25,319,871	—	25,319,871	—

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

Other Real Estate Owned: Certain assets such as other real estate owned are measured at the lower of their carrying value or fair value less estimated costs to sell. At or near the time of foreclosure, the Bank obtains real estate appraisals on the properties acquired through foreclosure. The real estate is then valued at the lesser of the loan balance, including interest receivable, or the appraised value at the time of foreclosure less an estimate of costs to sell the property. Management believes that the fair value component in its valuation follows the provisions of Financial Accounting Standards Board ASC 820 and that current real estate appraisals support a Level 2 valuation.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair value measurements at March 31, 2011 using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Impaired Loans, net of valuation allowance	$3,699,417	$—	$3,699,417	$—
Other real estate owned	$4,722,293	$—	$4,722,293	$—

		Fair value measurements at December 31, 2010 using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation allowance	$3,012,724	$—	$3,012,724	$—
Other real estate owned	$4,085,939	$—	$4,085,939	$—

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	March 31, 2011		December 31, 2010
	(unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,263,170	$4,263,170	$3,275,584	$3,275,584
Interest-bearing deposits	20,471,652	20,471,652	14,735,892	14,735,892
Federal funds sold	4,834,217	4,834,217	4,727,084	4,727,084
Securities available-for-sale	30,314,256	30,314,256	34,073,728	34,073,728
Restricted securities	2,358,500	2,358,500	2,358,500	2,358,500
Loans, net	242,092,391	241,806,172	244,142,325	243,940,477
Accrued interest receivable	1,144,775	1,144,775	1,159,924	1,159,924

Financial Liabilities:
Non-interest-bearing deposits	$43,902,539	$43,902,539	$44,960,718	$44,960,718
Savings and other interest-bearing deposits	106,316,811	106,316,811	103,908,863	103,908,863
Time deposits	112,517,991	113,875,233	111,984,418	113,513,561
Securities sold under repurchase agreements	6,547,696	6,547,696	7,598,021	7,598,021
FHLB advances	30,000,000	31,381,744	30,000,000	31,715,392
Accrued interest payable	291,519	291,519	291,621	291,621

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

At March 31, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

The Company has not been immune to the continued challenges presented by the current economic and financial regulatory environment. However, management is pleased to report continued profitability for the first quarter of 2011. We believe our conservative philosophy is contributing to positive results relative to the community banking industry generally. We are proud of this conservative philosophy and service to our community. The Bank does not invest in non-traditional debt securities or risky derivatives, nor does it have programs that originate Sub-Prime, Alt-A, or other types of mortgages that have a high risk profile.

The quality of the Bank’s loan portfolio appears to be improving, as evidenced by a reduction in non-performing loans to 2.0% of total loans as of March 31, 2011 compared to 2.3% as of December 31, 2010. However, the reduction in non-performing loans has contributed to an increase in foreclosed properties. Even so, non-performing assets, which include other real estate owned (“OREO”), remains 3.9% of total loans and OREO as of both March 31, 2011 and December 31, 2010. Reduced net loan charge-offs during the first quarter of 2011 is more evidence that the quality of the loan portfolio is improving. Annualized net loan charge-offs were down to 0.12% of total loans for the first quarter of 2011 from 0.50% for the fourth quarter of 2010. These ratios compare very favorably to the Bank’s most recent national peer group average of 0.99%.

Deposit insurance premiums remain historically high for all financial institutions holding domestic deposits as the Federal Deposit Insurance Corporation (“FDIC”) rebuilds the Deposit Insurance Fund. However, the FDIC’s revised calculation of the assessment premiums is expected to save the Bank $34 thousand per quarter beginning in the second quarter of 2011.

Interest margins are being managed effectively. Declines in interest income during the first quarter of 2011 have been entirely mitigated by reductions in interest expense. Loan yields remain low, contributing to reduced interest income, which is also negatively impacted to a lesser degree by non-accruing loans. However, management’s strategy has been to reduce the cost of funds through shifts in the mix of deposits, with focus on core customer relationships, creating compensating reductions in interest expense, and therefore preventing further declines in net interest income as noted previously. Looking forward, as time deposits and FHLB borrowings mature and new instruments are purchased at lower rates, reductions in interest expense are expected to continue. As a result, continued improvements in net interest income during the remainder of 2011 are anticipated.

The size of the loan portfolio has declined slightly since December 31, 2010. Although the Bank originates millions of dollars in new loans each month, the level of originations has not been sufficient to mitigate loan pay downs, prepayments and foreclosures. A significant portion of the Bank’s local economy is driven by residential real estate and the local trend in real estate activity showed decreases in sales volume and number of closed sales during the first quarter of 2011. This has contributed to the decline in interest income. However, local realtors reported that inquiries are up and general traffic in the offices is on the upswing. Regarding commercial loan activity, it remains slow in the current economy.

The Company’s liquidity, core capital levels and regulatory ratios remain good. According to the Bank’s regulators, the Bank remains well capitalized. Given continued economic uncertainty, management continues to give priority to protecting capital and maintaining elevated levels of liquidity.

Management continues efforts to identify and implement earnings opportunities and diligently manage controllable expenses. Unfortunately, foreclosed properties held in OREO are taking a toll as noticeable write-downs, maintenance expenses and losses on sales are now evident.

The Bank’s new branch office in Burgess, which opened in June 2008, is already making a positive contribution to earnings, and the newest branch in Colonial Beach, which opened in March 2009, is on plan. Management believes these new offices will position the Company to take advantage of a recovering economy.

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

ALLOWANCE FOR LOAN LOSSES (“ALL”). ALL is an estimate which reflects management’s judgment of probable losses inherent in the loan portfolio. The ALL is based on two basic principles of accounting: (1) that losses be accrued when they are probable of occurring and estimable and (2) that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The ALL is increased by charges to income, through the provision for loan losses expense, and decreased by charge-offs (net of recoveries).

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

The summation of these three elements results in the total estimated ALL. Management may also include an unallocated component to cover uncertainties in the level of probable losses. This estimate is inherently subjective and actual losses could be greater or less than the estimates. For a more detailed description of the ALL, see Note 1 to the Consolidated Financial Statements in Item 8 of the previously filed Form 10-K for the year ended December 31, 2010.

EARNINGS SUMMATION

For the three months ended March 31, 2011, net income was $129 thousand, a decrease of 4.8% compared to the $135 thousand for the similar period in 2010. Diluted earnings per average share were $0.05 for both the three months ended March 31, 2011 and 2010. Annualized return on average assets was 0.2% for both the three months ended March 31, 2011and 2010, also. Annualized return on average equity was 1.9% for the three months ended March 31, 2011, down from 2.0% for the similar period ended March 31, 2010.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Although interest income is down $248 thousand in the first quarter of 2011 compared to the same quarter in 2010, interest expense is down $250 thousand, maintaining the level of net interest income. The $248 thousand decrease in interest income was driven by both lower average loan balances and reduced loan yields. The $250 thousand decrease in interest expense was primarily due to reductions in time deposit balances and rates. Due to lower net loan charge-offs, which resulted in decreased provision expense, net interest income after the provision for loan losses is up $143 thousand, or 6.1%.

Net Interest Income Analysis (unaudited)

	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
	Three months ended 3/31/2011			Three months ended 3/31/2010

(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$26,748	$205	3.07%	$24,482	$245	4.00%
Tax-exempt investments (1)	6,852	97	5.66%	11,263	158	5.60%

Total investments	33,600	302	3.59%	35,745	403	4.50%
Gross loans (2)	246,717	3,438	5.59%	252,174	3,608	5.74%
Interest-bearing deposits	14,227	9	0.26%	14,715	10	0.29%
Federal funds sold	6,330	3	0.19%	2,776	1	0.16%

Total Interest Earning Assets	$300,874	$3,752	4.99%	$305,410	$4,022	5.27%

INTEREST-BEARING LIABILITIES:
Savings deposits	$48,324	$99	0.83%	$44,480	$97	0.88%
NOW deposits	37,767	24	0.26%	35,538	28	0.32%
Time deposits => $100,000	47,307	289	2.48%	52,957	378	2.89%
Time deposits < $100,000	64,480	372	2.33%	72,228	520	2.92%
Money market deposit accounts	19,451	37	0.77%	21,429	49	0.93%

Total Deposits	$217,329	$821	1.53%	$226,632	$1,072	1.92%

Securities sold under repurchase agreements	$6,706	$3	0.21%	$5,238	$3	0.23%
FHLB advances	30,000	342	4.62%	30,000	342	4.62%

Total Interest-Bearing Liabilities	$254,035	$1,166	1.86%	$261,870	$1,417	2.19%

Net interest income and net interest margin		$2,587	3.44%		$2,605	3.41%
Net interest rate spread			3.13%			3.07%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes Visa Program & nonaccrual loans.

The annualized net interest margin was 3.44% for the three months ended March 31, 2011, up from 3.41% for the same period in 2010. The main reason for this improvement is reductions in deposit costs. Unfortunately, because interest rates remain at historic lows, new loans are generally added to the loan portfolio at lower yields than the average yield of the portfolio as a whole. Combined with paydowns and payoffs of generally higher yielding loans, and shrinkage of the loan portfolio, interest income has continued to decline. However, deposit rates have declined to reduce the cost of funding and hence interest expense, more than mitigating declines in interest income, and thus preserving net interest income. Further reductions in the cost of funds are anticipated as time deposits and FHLB advances mature and are replaced at lower rates. This trend is expected to continue and to have positive effects on the net interest margin.

Average interest-earning assets decreased 1.5% to $300.9 million for the three months ended March 31, 2011 as compared to $305.4 million for the three months ended March 31, 2011. Average interest-earning assets as a percent of total average assets was 91.6% for the three months ended March 31, 2011 as compared to 92.4% for the comparable period of 2010. As shown in the table above, for the three months ended March 31, 2011, the loan portfolio, with $246.7 million, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 3.0% to $254.0 million for the three months ended March 31, 2011, as compared to $261.9 million for the three months ended March 31, 2010. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $111.8 million for the three months ended March 31, 2011, down from $125.2 million for the similar period in 2010. Noticeable increases in average balances occurred in NOW and savings account deposits.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, increased to 3.13% for the three months ended March 31, 2011 compared to 3.07% for the same period in 2010.

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

At March 31, 2011, federal funds sold totaled $4.8 million, interest-bearing deposits at the Federal Reserve Bank of Richmond totaled $20.5 million, and securities maturing in one year or less totaled $7.5 million. The liquidity ratio as of March 31, 2011 was 16.7% as compared to 15.3% as of December 31, 2010. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan. Given current economic uncertainty, management is maintaining an historically high level of liquidity.

In addition, as noted earlier, the Company has a line of credit with the FHLB worth $57.9 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

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

Off Balance Sheet Arrangements
	March 31, 2011	December 31, 2010
(Dollars in Thousands)
Total Loan Commitments Outstanding	$29,035	$32,351
Standby-by Letters of Credit	434	446

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon takedown of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with securities offerings or through earnings. The Company has a formal capital policy and plan and management believes that the capital level at March 31, 2011, is sufficient to support current economic uncertainty.

From December 31, 2010 to March 31, 2011, total shareholders’ equity increased from $27.3 million to $27.5 million. Several factors impact shareholder’s equity, including net income, earnings returned to shareholders through cash dividends and regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income or loss on the balance sheet and statement of changes in shareholders’ equity. Another factor effecting Accumulated Other Comprehensive Income or Loss is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income was $27.3 million on March 31, 2011 compared to $27.2 on December 31, 2010. Accumulated other comprehensive income increased $51 thousand between December 31, 2010 and March 31, 2011, a result of unrealized gains in the investment portfolio.

Book value per share, basic, increased by 0.6% to $10.56 on March 31, 2011 from $10.49 on December 31, 2010. Book value per share, basic, before accumulated comprehensive income on March 31, 2011, compared to December 31, 2010, increased to $10.48 from $10.43. No cash dividends were paid for the three-month period ended March 31, 2011, nor for the comparable period ended March 31, 2010. Of the 5,000,000 common shares authorized, 2,605,856 were outstanding on March 31, 2011.

The Company began a share repurchase program in August of 1999 and has continued the program into 2011. No repurchases were made during the first three months of 2011 or during the comparable period in 2010.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of March 31, 2011, the Bank maintained Tier 1 capital of $24.2 million, net risk weighted assets of $229.0 million, and Tier 2 capital of $2.9 million. On March 31, 2011, the Tier 1 capital to risk weighted assets ratio was 10.5%, the total capital ratio was 11.8%, and the Tier 1 leverage ratio was 7.5%.

FINANCIAL CONDITION

Total assets increased by 0.4 % to $328.3 million during the three months ended March 31, 2011. Cash and cash equivalents, which produce no income, increased to $4.3 million on March 31, 2011 from $3.3 million at year-end 2010.

During the three months ended March 31, 2011, gross loans declined by $2.1 million or 0.8%, to $245.3 million from $247.4 million at year-end 2010. The largest component of this decrease was in residential first mortgages with a 2.3% decrease to $112.8 million. Consumer loans, including residential real estate, are generally underwritten based on the borrower’s debt-to-income ratio, credit score or payment history and the ratio of the requested loan amount to the value of any collateral. There are established underwriting criteria for these parameters to determine if a loan will be considered an acceptable credit risk. For commercial borrowers, factors we assess include the legal entity of the borrower, the capacity of the borrower to cover its debt service obligations, the strength and creditworthiness of any guarantor support, the value of any collateral relative to the loan amount, stability and predictability of the borrower’s cash flow, and the borrower’s standing with the State Corporation Commission.

As of March 31, 2011, loans valued at $8.2 million were considered impaired, whereas $6.9 million were considered impaired as of December 31, 2010, an increase of $1.3 million. The main reason for the increase is the addition of two lending relationships, valued at $810 thousand. Management has reviewed these impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

Risk rating grades are assigned conservatively, causing some homogenous loans, like residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired. An expanded set of risk rating grades was completed and implemented during December, 2010, which expanded the number of pass grades to improve monitoring of performing loans.

Non-performing Assets

	March 31, 2011		December 31, 2010
(percentages are as a percent of total loans)	$	%	$	%
Loans past due 90 days or more	$4,576	0.0%	$202,349	0.1%
Non-accruing loans	$4,959,594	2.0%	$5,574,009	2.3%

Total non-performing loans	$4,964,170	2.0%	$5,776,358	2.3%

(percentages are as a percent of total loans plus OREO)
Other real estate owned	$4,722,293	1.9%	$4,085,939	1.6%

Total non-performing assets	$9,686,463	3.9%	$9,862,297	3.9%

Non-performing loans, which include loans past due 90 days or more and non-accruing loans, as a percentage of total loans declined to 2.0% as of March 31, 2011 from 2.3% as of December 31, 2010. Non-accruing loans totaled $5.0 million as of March 31, 2011, down from $5.7 million as of year-end 2010. Loans still accruing interest but delinquent for 90 days or more totaled $4.6 thousand on March 31, 2011, down from $202 thousand on December 31, 2010. Non-performing assets, which include OREO in addition to non-performing loans, remained at 3.9% at March 31, 2011 compared to December 31, 2010. This compares favorably to the Bank’s most recent national peer group ratio of 4.6% from December 31, 2010.

Loans charged off during the first three months of 2011, net of recoveries, totaled $72 thousand compared to $255 thousand for the comparable period in 2010. This is a material reduction in the annualized net charge-off ratio from 0.40% for the first quarter of 2010 to 0.12% for the first quarter of 2011, and also compares favorably to the Bank’s most recent national peer group ratio of 0.99%. The majority of these charge-offs were anticipated and specific reserves had been provided for them in the ALL. Although trends in the quality of the Bank’s loan portfolio appear to be improving, management is maintaining a conservative level of the ALL at 1.31% of total loans, which is unchanged compared to December 31, 2010.

The Company now maintains $4.7 million of OREO as of March 31, 2011 compared to $4.1 million at year-end 2010. OREO consists of six residences, nine lots, one former restaurant, a lodging property, a lodging property with a restaurant, two former convenience stores, a former seafood house and one piece of farmland. In the first three months of 2011, one OREO property with a book value of $59 thousand was sold for a loss of $13 thousand, and three properties with a total value of $773 thousand from one borrower were added through a deed in lieu of foreclosure. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of March 31, 2011, securities available-for-sale at market value totaled $30.3 million as compared to $34.0 million on December 31, 2010. This represents a net decrease of $3.8 million or 11.1% for the three months. As of March 31, 2011, these securities represented 9.2% of total assets and 10.1% of earning assets. The Company’s entire investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the securities to be other than temporarily impaired.

As of March 31, 2011, total deposits were $262.7 million compared to $260.9 million at year-end 2010. This represents an increase in balances of $1.9 million or 0.7% during the three months. This increase was due materially to savings and interest bearing demand deposits with a 2.3% increase of $2.4 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2011, was down by $126 thousand, or 18.0%, compared to the three months ended March 31, 2010. The main driver of this increase is write-downs of $104 thousand on OREO. Income from Investment Advantage was down to $42 thousand from $62 thousand for the same period of 2010, a decline of $20 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, declines in investment activity will cause declines in the Company’s income. VISA® related fees increased by $12 thousand in the first three months of 2011 compared to the similar period in 2010.

Income from fiduciary activities was up by $9 thousand for the first three months of 2011 compared to the similar period of 2010. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

NON-INTEREST EXPENSE

For the three months ended March 31, 2011, non-interest expenses totaled $2.9 million, an increase of only $18 thousand, or 0.6%, compared to the same period in 2010, due mainly to a $35 thousand increase in salaries and employee benefits expense and a $41 thousand increase in FDIC assessments. A noticeable reduction of $57 thousand in occupancy expense mitigated much of those increases. As noted in the Executive Summary, FDIC assessment expense is expected to decline by $34 thousand per quarter beginning in the second quarter of 2011. The main driver of the reduced occupancy expense is declines in depreciation expense for equipment acquired in 2008 which is now fully depreciated.

The largest component of non-interest expense is salaries and benefits at $1.5 million. Salaries and benefits expense is up by $35 thousand, or 2.3%, for the first three months of 2011 compared to the same period in 2010. This is due primarily to several vacant positions during the first quarter of 2010 which have since been filled.

Other non-interest expenses include bank franchise taxes, which decreased to $37 thousand for the first three months of 2011 compared to $41 thousand for the same period in 2010; expenses related to the Visa® program, which increased to $127 thousand for the first three months of 2011 compared to $119 thousand for the same period in 2010; other expense, which increased by $1 thousand to $587 thousand for the first three months of 2011 compared to the same period in 2010; and telephone expenses, which decreased to $43 thousand for the current period compared to $48 thousand for the same period in 2010. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (“SEC”) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers, including the Company, are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (“SAB”) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 was March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of March 31, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company began a share repurchase program in August of 1999 and has continued the program into 2011. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended March 31, 2011.

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

Bay Banks of Virginia, Inc.
(Registrant)

May 12, 2011	By:	/s/ Robert F. Hurliman
Robert F. Hurliman
Chairman of the Board
(Interim Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)