Form 10-Q
period 2011-06-30
BAY BANKS OF VIRGINIA INC
filed 2011-08-12
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

2,605,856 shares of common stock on August 9, 2011

FORM 10-Q

For the interim period ending June 30, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
Cash and due from banks	$4,169,893	$3,275,584
Interest-bearing deposits	29,354,853	14,735,892
Federal funds sold	5,314,545	4,727,084
Securities available for sale, at fair value	31,174,512	34,073,728
Restricted securities	2,281,800	2,358,500
Loans, net of allowance for loan losses of $3,317,105 and $3,230,677	234,199,711	244,142,325
Premises and equipment, net	12,392,041	12,697,447
Accrued interest receivable	1,164,530	1,159,924
Other real estate owned, net of valuation allowance	3,165,995	4,085,939
Goodwill	2,807,842	2,807,842
Other assets	2,692,201	3,021,300

Total assets	$328,717,923	$327,085,565

LIABILITIES
Noninterest-bearing deposits	$43,089,933	$44,960,718
Savings and interest-bearing demand deposits	109,081,025	103,908,863
Time deposits	114,886,421	111,984,418

Total deposits	$267,057,379	$260,853,999

Federal funds purchased and securities sold under repurchase agreements	7,491,774	7,598,021
Federal Home Loan Bank advances	25,000,000	30,000,000
Other liabilities	1,348,634	1,291,235
Commitments and contingencies	—	—

Total liabilities	$300,897,787	$299,743,255

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,605,856 and 2,605,856 shares, respectively)	$13,029,280	$13,029,280
Additional paid-in capital	4,973,408	4,965,460
Retained earnings	9,408,864	9,193,492
Accumulated other comprehensive income, net	408,584	154,078

Total shareholders’ equity	$27,820,136	$27,342,310

Total liabilities and shareholders’ equity	$328,717,923	$327,085,565

See Notes to unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter ended June 30, 2011	Quarter ended June 30, 2010		For the six months ended June 30, 2011	For the six months ended June 30, 2010
INTEREST INCOME
Loans, including fees	$3,422,673	$3,630,664		$6,860,836	$7,238,354
Securities:
Taxable	188,895	233,064		394,029	477,832
Tax-exempt	60,161	79,899		124,611	184,220
Federal funds sold	2,142	1,406		5,114	2,469
Interest -bearing deposit accounts	14,810	11,126		23,870	21,481

Total interest income	3,688,681	3,956,159		7,408,460	7,924,356

INTEREST EXPENSE
Deposits	833,092	1,050,214		1,653,773	2,121,908
Federal funds purchased	—	131		—	131
Securities sold under repurchase agreements	4,011	3,203		7,409	6,009
FHLB advances	253,598	346,613		595,786	688,801

Total interest expense	1,090,701	1,400,161		2,256,968	2,816,849

Net interest income	2,597,980	2,555,998		5,151,492	5,107,507
Provision for loan losses	165,000	196,422		220,000	392,844

Net interest income after provision for loan losses	2,432,980	2,359,576		4,931,492	4,714,663

NON-INTEREST INCOME
Income from fiduciary activities	149,054	140,961		303,487	286,169
Service charges and fees on deposit accounts	158,029	162,909		324,285	317,116
VISA-related fees	193,420	207,893		356,378	359,054
Other service charges and fees	205,435	182,815		371,030	347,571
Secondary market lending fees	18,817	29,720		56,705	79,313
Gains on sale of securities available for sale	125,259	137,416		123,583	138,842
Other real estate gains (losses)	(170,277)	—		(288,053)	32,261
Other income	16,061	2,927		23,261	5,092

Total non-interest income	695,798	864,641		1,270,676	1,565,418

NON-INTEREST EXPENSES
Salaries and employee benefits	1,548,310	1,488,970		3,080,486	2,986,507
Occupancy expense	479,328	478,788		944,442	1,001,171
Bank franchise tax	36,780	41,115		73,560	82,230
VISA expense	167,698	174,667		294,835	293,499
Telephone expense	45,283	42,024		88,336	90,215
FDIC assessments	104,856	162,027		251,954	268,260
Other expense	654,160	678,150		1,241,238	1,263,905

Total non-interest expenses	3,036,415	3,065,741		5,974,851	5,985,787

Net income before income taxes	92,363	158,476		227,317	294,294
Income tax	5,727	16,312		11,945	16,854

Net income	$86,636	$142,164		$215,372	$277,440

Basic Earnings Per Share
Average basic shares outstanding	2,605,856	2,605,856	*	2,605,856	2,605,856	*
Earnings per share, basic	$0.03	$0.05		$0.08	$0.11
Diluted Earnings Per Share
Average diluted shares outstanding	2,605,856	2,605,856	*	2,605,856	2,605,856	*
Earnings per share, diluted	$0.03	$0.05		$0.08	$0.11

*	Adjusted for a 1-for-25 stock dividend on August 27, 2010.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2010	$12,047,357	$4,842,756	$9,912,781	$95,697	$26,898,591
Comprehensive income:
Net income	—	—	277,440	—	277,440
Changes in unrealized holding gains on securities arising during the period, net of taxes of $147,988	—	—	—	287,272
Reclassification adjustment for securities gains included in net income, net of taxes of ($47,206)	—	—	—	(91,636)

Total other comprehensive income				195,636	195,636

Total comprehensive income					473,076
Stock-based compensation	—	9,527	—	—	9,527
Stock dividend	481,402	168,491	(650,558)	—	(665)

Balance at June 30, 2010	$12,528,759	$5,020,774	$9,539,663	$291,333	$27,380,529

Balance at January 1, 2011	$13,029,280	$4,965,460	$9,193,492	$154,078	$27,342,310

Comprehensive income:
Net income	—	—	215,372	—	215,372
Changes in unrealized holding gains on securities arising during the period, net of taxes of $173,128	—	—	—	336,071
Reclassification adjustment for securities gains included in net income, net of taxes of ($42,018)	—	—	—	(81,565)

Total other comprehensive income				254,506	254,506

Total comprehensive income					469,878
Stock-based compensation	—	7,948	—	—	7,948

Balance at June 30, 2011	$13,029,280	$4,973,408	$9,408,864	$408,584	$27,820,136

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Six months ended	June 30, 2011	June 30, 2010

Cash Flows From Operating Activities
Net income	$215,372	$277,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	407,458	448,494
Net amortization and accretion of securities	38,178	24,369
Provision for loan losses	220,000	392,844
Stock-based compensation	7,948	9,527
Deferred income tax (benefit)	—	(20,805)
(Gain) on securities available-for-sale	(123,583)	(138,842)
Increase in OREO valuation allowance	249,835	—
Loss (Gain) on sale of other real estate	38,218	(32,261)
(Gain) on disposal of fixed assets	(4,082)	—
Decrease in accrued income and other assets	297,060	549,804
(Decrease) increase in other liabilities	(73,710)	79,950

Net cash provided by operating activities	$1,272,694	$1,590,520

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	4,769,373	1,304,634
Proceeds from sales and calls of available-for-sale securities	4,081,190	9,722,377
Purchases of available-for-sale securities	(5,480,327)	(9,727,304)
Sales (purchases) of restricted securities	76,700	(120,000)
(Increase) in interest bearing deposits in other banks	(14,618,961)	(3,102,027)
(Increase) in federal funds sold	(587,461)	(2,421,182)
Loan principal collections, net	8,502,482	119,745
Proceeds from sale of other real estate	1,879,456	290,761
Purchases of premises and equipment	(97,970)	(106,051)

Net cash (used in) investing activities	$(1,475,518)	$(4,039,047)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	3,301,377	2,824,571
Net increase in time deposits	2,902,003	465,557
Net (decrease) increase in securities sold under repurchase agreements and federal funds purchased	(106,247)	253,416
Decrease in FHLB advances	(5,000,000)	—
Dividends paid and cash in lieu of fractional shares	—	(665)
Net cash provided by financing activities	$1,097,133	$3,542,879

Net increase in cash and due from banks	894,309	1,094,351

Cash and due from banks at beginning of period	3,275,584	3,461,483

Cash and due from banks at end of period	$4,169,893	$4,555,834

Supplemental Schedule of Cash Flow Information
Interest paid	$2,354,537	$2,816,982

Income taxes paid	103,827	—

Unrealized gain on investment securities	385,616	296,418

Loans transferred to other real estate owned	1,220,132	2,512,044

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

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to the general practices within the banking industry. In management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2010 Annual Report to Shareholders.

Note 2: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

Available-for-sale securities June 30, 2011 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$6,723,872	$68,976	$(3,134)	$6,789,714
State and municipal obligations	23,613,852	794,722	(23,776)	24,384,798

	$30,337,724	$863,698	$(26,910)	$31,174,512

Available-for-sale securities December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,738,339	$43,318	$(27,800)	$8,753,857
State and municipal obligations	24,884,217	502,878	(67,224)	25,319,871

	$33,622,556	$546,196	$(95,024)	$34,073,728

Securities with a market value of $9.0 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of June 30, 2011. The market value of pledged securities at December 31, 2010 was $9.9 million.

Securities in an unrealized loss position at June 30, 2011 and December 31, 2010, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at June 30, 2011 included 1 mortgage backed security, 1 federal agency and 5 municipal bonds. Bonds with unrealized loss positions at December 31, 2010 included 16 municipals and 4 federal agencies. The tables are shown below.

	Less than 12 months		12 months or more		Total
June 30, 2011 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$860,694	$3,134	$—	$—	$860,694	$3,134
States and municipal obligations	2,018,056	23,776	—	—	2,018,056	23,776

Total temporarily impaired securities	$2,878,750	$26,910	$—	$—	$2,878,750	$26,910

	Less than 12 months		12 months or more		Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$1,964,436	$27,800	$—	$—	$1,964,436	$27,800
States and municipal obligations	6,679,896	67,224	—	—	6,679,896	67,224

Total temporarily impaired securities	$8,644,332	$95,024	$—	$—	$8,644,332	$95,024

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.8 million at June 30, 2011 and December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Note 3: Loans

The following is a summary of the balances of loans:

	June 30, 2011	December 31, 2010
	(unaudited)
Mortgage loans on real estate:
Construction, Land and Land Development	$28,681,177	$30,620,370
Farmland	1,565,749	1,603,519
Commercial Mortgages (Non-Owner Occupied)	13,738,304	12,787,559
Commercial Mortgages (Owner Occupied)	28,692,533	29,430,716
Residential First Mortgages	110,029,330	115,530,317
Residential Junior Mortgages	29,762,265	30,943,025
Commercial and Industrial loans	16,706,807	17,591,891
Consumer Loans	8,340,651	8,865,605

Total loans	$237,516,816	$247,373,002
Allowance for loan losses	(3,317,105)	(3,230,677)

Loans, net	$234,199,711	$244,142,325

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals June 30, 2011 (unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$—	$—	$—	$405,735	$405,735	$28,275,442	$28,681,177
Farmland	—	—	—	—	—	1,565,749	1,565,749
Commercial Mortgages (Non-Owner Occupied)	—	318,418	—	65,750	384,168	13,354,136	13,738,304
Commercial Mortgages (Owner Occupied)	—	—	—	424,249	424,249	28,268,284	28,692,533
Residential First Mortgages	647,960	641,097	—	1,295,266	2,584,323	107,445,007	110,029,330
Residential Junior Mortgages	96,614	391,088	—	1,572,134	2,059,836	27,702,429	29,762,265
Commercial and Industrial	18,834	—	—	657,274	676,108	16,030,699	16,706,807
Consumer Loans	33,650	15,998	3,006	125,925	178,579	8,162,072	8,340,651

Total	$797,058	$1,366,601	$3,006	$4,546,333	$6,712,998	$230,803,818	$237,516,816

Loans Past Due and Nonaccruals December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$—	$96,153	$—	$342,618	$438,771	$30,181,599	$30,620,370
Farmland	—	—	—	—	—	1,603,519	1,603,519
Commercial Mortgages (Non-Owner Occupied)	318,043	—	—	1,356,108	1,674,151	11,113,408	12,787,559
Commercial Mortgages (Owner Occupied)	—	—	—	424,249	424,249	29,006,467	29,430,716
Residential First Mortgages	1,694,757	281,878	—	2,174,010	4,150,645	111,379,672	115,530,317
Residential Junior Mortgages	370,812	—	730	1,169,919	1,541,461	29,401,564	30,943,025
Commercial and Industrial	408,738	—	198,606	65,001	672,345	16,919,546	17,591,891
Consumer Loans	667,355	5,984	3,013	42,104	718,456	8,147,149	8,865,605

Total	$3,459,705	$384,015	$202,349	$5,574,009	$9,620,078	$237,752,924	$247,373,002

Note 4: Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

Allowance for Loan Losses by Portfolio Segment

For the six months ended June 30, 2011 (unaudited)

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677
(Charge-offs)			(52,117)		(39,956)	(18,379)		(43,602)		$(154,054)
Recoveries	175							20,307		$20,482
Provision	(1,373)	2,000	24,117	(155,073)	431,283	158,722	29,479	(68,896)	(200,259)	$220,000

Ending Balance	$191,320	$5,000	$80,000	$1,115,378	$597,498	$600,991	$99,348	$118,471	$509,099	$3,317,105

Individually evaluated for impairment	$76,320	$—	$—	$223,378	$109,498	$308,991	$14,479	$4,471	$—	$737,137
Collectively evaluated for impairment	$115,000	$5,000	$80,000	$892,000	$488,000	$292,000	$84,869	$114,000	$509,099	$2,579,968

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$342,618	$—	$—	$2,194,621	$2,230,571	$1,487,130	$458,668	$556,087		$7,269,695
Collectively evaluated for impairment	28,338,559	1,565,749	13,738,304	26,497,912	107,798,759	28,275,135	16,248,139	7,784,564		230,247,121

Total Gross Loans	$28,681,177	$1,565,749	$13,738,304	$28,692,533	$110,029,330	$29,762,265	$16,706,807	$8,340,651		$237,516,816

Provision is negative for Construction, Land and Land Development loans due to a reduction in the size of this segment, which reduces the necessary allowance. Provision is negative for the Commercial Mortgages (Owner Occupied) segment due mainly to the charge-off of one impaired loan, which reduced the allowance for impairments by $238 thousand, plus the addition of one impaired loan and an increase in the impairment allowance for one other loan. Provision is negative for Consumer loans because charge-offs are lower, resulting in a smaller historical charge-off factor.

Allowance for Loan Losses by Portfolio Segment

For the Year Ended December 31, 2010

	Construction, Land and Land Development	Farmland	Commercial Real Estate (Non-Owner Occupied)	Commercial Real Estate (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning Balance										$3,769,287
Charge-offs										(1,491,707)
Recoveries										232,883
Provision										720,214

Ending Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677

Individually evaluated for impairment	$64,518	$—	$—	$397,451	$93,171	$67,648	$—	$17,662	$—	$640,450
Collectively evaluated for impairment	$128,000	$3,000	$108,000	$873,000	$113,000	$393,000	$69,869	$193,000	$709,358	$2,590,227

Loan Receivables:
Ending Balance:
Individually evaluated for impairment	$342,618	$—	$711,850	$1,966,334	$1,803,831	$1,474,024	$65,000	$569,918		$6,933,575
Collectively evaluated for impairment	30,277,752	1,603,519	12,075,709	27,464,382	113,726,486	29,469,001	17,526,891	8,295,687		240,439,427

Total Gross Loans	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$115,530,317	$30,943,025	$17,591,891	$8,865,605		$247,373,002

	December 31, 2010	June 30, 2010
		(unaudited)
Balance, beginning of year	$3,769,287	$3,769,287
Provision for loan losses	720,214	392,844
Recoveries	232,883	166,484
Loans charged off	(1,491,707)	(1,134,757)

Balance, end of period	$3,230,677	$3,193,858

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

As of June 30, 2011 (unaudited)

	Construction, Land and Land Development	Farmland	Commercial Real Estate (Non-Owner Occupied)	Commercial Real Estate (Owner Occupied)	Commercial and Industrial	Total
INTERNAL RISK RATING GRADES
Grade:
Pass	$21,305,808	$1,565,749	$11,620,977	$19,270,422	$12,897,487	$66,660,443
Watch	1,426,527	—	1,369,070	4,149,873	1,606,955	8,552,425
Special mention	4,044,341	—	—	2,590,737	828,910	7,463,988
Substandard	1,904,501	—	748,257	2,681,501	1,151,102	6,485,361
Doubtful	—	—	—	—	222,353	222,353

Total	$28,681,177	$1,565,749	$13,738,304	$28,692,533	$16,706,807	$89,384,570

As of December 31, 2010

	Construction, Land and Land Development	Farmland	Commercial Real Estate (Non-Owner Occupied)	Commercial Real Estate (Owner Occupied)	Commercial and Industrial	Total
INTERNAL RISK RATING GRADES
Grade:
Pass	$22,095,455	$1,603,519	$8,356,208	$18,948,652	$14,323,275	$65,327,109
Watch	2,066,022	—	2,393,854	5,960,095	986,309	11,406,280
Special mention	4,036,860	—	318,043	2,592,417	1,334,108	8,281,428
Substandard	2,422,033	—	364,902	1,672,803	948,199	5,407,937

Doubtful	—	—	1,354,552	256,749	—	1,611,301

Total	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$17,591,891	$92,034,055

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of June 30, 2011 (unaudited)

	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
PAYMENT ACTIVITY STATUS
Performing	$108,734,064	$28,190,131	$8,211,720	$145,135,915
Nonperforming	1,295,266	1,572,134	128,931	2,996,331

Total	$110,029,330	$29,762,265	$8,340,651	$148,132,246

As of December 31, 2010

	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
PAYMENT ACTIVITY STATUS
Performing	$113,356,307	$29,772,376	$8,820,488	$151,949,171
Nonperforming	2,174,010	1,170,649	45,117	3,389,776

Total	$115,530,317	$30,943,025	$8,865,605	$155,338,947

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS

As of June 30, 2011 (unaudited)

With no related allowance:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,968,323	2,058,779	—	1,724,830	67,763	69,847
Residential Junior Mortgages (1)	100,000	100,000	—	33,333	2,521	2,458
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	870,671	870,671	—	786,731	25,481	25,572
Commercial & industrial	393,668	393,668	—	131,223	6,841	5,290
Consumer (2)	—	—	—	—	—	—

	$3,332,662	$3,423,118	$—	$2,676,117	$102,606	$103,167

With an allowance recorded:
Construction, land & land development	$342,618	$342,618	$76,320	$342,618	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	262,248	262,248	109,498	262,248	—	—
Residential Junior Mortgages (1)	1,387,130	1,676,273	308,991	1,392,465	—	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,323,950	1,326,848	223,378	1,142,278	28,545	29,836
Commercial & industrial	65,000	115,625	14,479	65,000	453	453
Consumer (2)	556,087	556,087	4,471	562,451	16,717	20,339

	$3,937,033	$4,279,699	$737,137	$3,767,061	$45,715	$50,628

Total Impaired Loans:
Construction, land & land development	$342,618	$342,618	$76,320	$342,618	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,230,571	2,321,027	109,498	1,987,078	67,763	69,847
Residential Junior Mortgages (1)	1,487,130	1,776,273	308,991	1,425,799	2,521	2,458
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	2,194,621	2,197,519	223,378	1,929,009	54,026	55,408
Commercial & industrial	458,668	509,293	14,479	196,223	7,294	5,743
Consumer (2)	556,087	556,087	4,471	562,451	16,717	20,339

	$7,269,695	$7,702,817	$737,137	$6,443,177	$148,321	$153,795

(1)	Junior mortgages include equity lines
(2)	includes credit cards

IMPAIRED LOANS

As of December 31, 2010

With no related allowance:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
Construction, land & land development	$200,000	$200,000	$—	$120,000	$2,213	$—
Residential First Mortgages	1,145,848	1,148,692	—	910,146	63,077	60,955
Residential Junior Mortgages (1)	542,376	822,003	—	726,032	24,787	24,042
Commercial Mortgages (Non-owner-occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	615,327	615,327	—	1,328,235	20,677	18,552
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer (2)	—	—	—	—	—	—

	$3,280,401	$3,591,820	$—	$3,513,274	$121,638	$108,392

With an allowance recorded:
Construction, land & land development	$142,618	$142,618	$64,518	$146,155	$4,723	$4,791
Residential First Mortgages	657,983	661,483	93,171	210,744	7,547	1,000
Residential Junior Mortgages (1)	931,648	931,648	67,648	746,447	55,726	58,184
Commercial Mortgages (Non-owner-occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner-occupied)	1,351,007	1,368,724	397,451	1,091,400	24,657	37,027
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	569,918	569,918	17,662	456,449	34,232	31,337

	$3,653,174	$3,674,391	$640,450	$2,651,195	$126,885	$132,339

Total Impaired Loans:
Construction, land & land development	$342,618	$342,618	$64,518	$266,155	$6,936	$4,791
Residential First Mortgages	1,803,831	1,810,175	93,171	1,120,890	70,624	61,955
Residential Junior Mortgages (1)	1,474,024	1,753,651	67,648	1,472,479	80,513	82,226
Commercial Mortgages (Non-owner-occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	1,966,334	1,984,051	397,451	2,419,636	45,334	55,579
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer (2)	569,918	569,918	17,662	456,449	34,232	31,337

	$6,933,575	$7,266,211	$640,450	$6,164,469	$248,523	$240,731

(1)	Junior mortgages include equity lines
(2)	includes credit cards

At June 30, 2011, the Bank had two relationships that constitute troubled debt restructurings (TDR’s). One relationship involves seven loans totaling $1.8 million at June 30, 2011, which are included above in the commercial and industrial segment; the construction, land and land development segment; and the residential junior mortgages segment. These loans have been nonaccruing since October of 2010, and were modified during the second quarter of 2011 to provide cross-collateralization between loans and reduced payments. The second relationship involves one loan included above in residential first mortgages, which is a commercial purpose loan secured by a residence, with a principal balance of $623,692 on June 30, 2011 and December 31, 2010. This loan was modified to extend the amortization period by five years. Additionally, the repayment terms were modified to reflect the seasonal nature of the borrower’s business, to more closely coincide with the borrower’s cash flows.

At June 30, 2011 and December 31, 2010, non-accrual loans excluded from the impaired loan disclosure totaled $1,338,625 and $899,350, respectively. If interest on these loans had been accrued, such income would have approximated $34,884 during the six months ended June 30, 2011 and $34,567 during the year ended December 31, 2010.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010 (1)		June 30, 2011		June 30, 2010 (1)
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,605,856	$0.03	2,605,856	$0.05	2,605,856	$0.08	2,605,856	$0.11

Effect of dilutive securities:
Stock options	—		—		—		—

Diluted earnings per share	2,605,856	$0.03	2,605,856	$0.05	2,605,856	$0.08	2,605,856	$0.11

(1)	Adjusted for a 1-for-25 stock dividend on August 27, 2010.

As of June 30, 2011 and 2010, options on 206,388 and 212,629 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $7,948 during the first six months of 2011 and $9,527 for the same period in 2010. As of June 30, 2011, there was unrecognized compensation expense of $6,580 related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 40,600 options granted and no options exercised during the six month period ended June 30, 2011.

The weighted average fair value of incentive stock options granted during the first six months of 2011 and 2010 was $0.60 and $0.55, respectively. The weighted average fair value of non-employee director’s stock options granted during the first six months of 2011 and 2010 was $0.55 and $.59, respectively.

Stock option plan activity for the six months ended June 30, 2011, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	210,819	$11.35	5.6

Granted	40,600	4.81
Forfeited	(25,686)	6.41
Exercised	—	—
Expired	(19,345)	15.61

Options outstanding, June 30	206,388	10.28	6.1	$—

Options exercisable, June 30	171,788	11.37	5.4	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on changes in the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at June 30, 2011 and December 31, 2010, as reflected on the consolidated balance sheets was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance was tested for impairment in the fourth quarter of 2010, and no impairment was determined to exist.

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

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post Retirement Benefits
Six months ended June 30,	2011	2010	2011	2010
Service cost	$137,474	$124,073	$11,141	$10,321
Interest cost	103,988	97,601	15,886	15,678
Expected return on plan assets	(176,574)	(161,201)	—	—
Amortization of unrecognized prior service cost	(26,982)	(26,981)	—	—
Amortization of unrecognized net loss	21,210	21,466	84	—
Amortization of transition obligation	—	—	1,456	1,457

Net periodic benefit cost	$59,116	$54,958	$28,567	$27,456

The Company expects to make no contribution to its pension plan and $22,571 to its post-retirement benefit plan in 2011. The Company has contributed $6,781 toward the post-retirement plan during the first six months of 2011.

Note 9: Long Term Debt

On June 30, 2011, the Bank had FHLB debt consisting of four advances. The FHLB holds an option to terminate the $10 million advance on any quarterly payment date. The $10 million advance has an early conversion option which gives the FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. If the FHLB elects to convert, the Bank may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $55.6 million. Immediate available credit, as of June 30, 2011, was $30.6 million. With additional collateral, the total line of credit is worth $65.5 million, with $40.5 million available.

The four advances are shown in the following table.

Description	Balance	Acquired	Current Interest Rate	Maturity Date

Convertible	$10,000,000	9/12/2006	4.23%	9/12/2016
Fixed Rate Hybrid	5,000,000	5/18/2011	0.30%	5/18/2012
Fixed Rate Hybrid	5,000,000	5/18/2011	0.72%	5/20/2013
Fixed Rate Hybrid	5,000,000	5/20/2011	2.69%	5/20/2014

	$25,000,000

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011 Using
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
U. S. Government agencies	$6,789,714	$—	$6,789,714	$—
State and municipal obligations	24,384,798	—	24,384,798	—

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U. S. Government agencies	$8,753,857	$—	$8,753,857	$—
State and municipal obligations	25,319,871	—	25,319,871	—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair value measurements at June 30, 2011 using
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)

Impaired Loans, net of valuation allowance	$3,199,896	$—	$3,199,896	$—
Other real estate owned	$3,165,995	$—	$3,165,995	$—

		Fair value measurements at December 31, 2010 using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation allowance	$3,012,724	$—	$3,012,724	$—
Other real estate owned	$4,085,939	$—	$4,085,939	$—

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	June 30, 2011(unaudited)		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,169,893	$4,169,893	$3,275,584	$3,275,584
Interest-bearing deposits	29,354,853	29,354,853	14,735,892	14,735,892
Federal funds sold	5,314,545	5,314,545	4,727,084	4,727,084
Securities available-for-sale	31,174,512	31,174,512	34,073,728	34,073,728
Restricted securities	2,281,800	2,281,800	2,358,500	2,358,500
Loans, net	234,199,711	234,230,561	244,142,325	243,940,477
Accrued interest receivable	1,164,530	1,164,530	1,159,924	1,159,924

Financial Liabilities:
Non-interest-bearing deposits	$43,089,933	$43,089,933	$44,960,718	$44,960,718
Savings and other interest-bearing deposits	109,081,025	109,081,025	103,908,863	103,908,863
Time deposits	114,886,421	116,068,491	111,984,418	113,513,561
Securities sold under repurchase agreements	7,491,774	7,491,774	7,598,021	7,598,021
FHLB advances	25,000,000	25,830,504	30,000,000	31,715,392
Accrued interest payable	194,052	194,052	291,621	291,621

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

At June 30, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

The Company has not been immune to the continued challenges presented by the current economic and financial regulatory environment. However, management is pleased to report continued profitability into the second quarter of 2011. We believe our conservative philosophy is contributing to our positive results. We are proud of this conservative philosophy and service to our community. The Bank does not invest in non-traditional debt securities or risky derivatives, nor does it have programs that originate Sub-Prime, Alt-A, or other types of mortgages that have a high risk profile.

The quality of the Bank’s loan portfolio is improving, as evidenced by a reduction in non-performing loans to 1.8% of total loans as of June 30, 2011 compared to 2.3% as of December 31, 2010. Net loan charge-offs during the second quarter of 2011 provide more evidence of that improvement, with a reduction in annualized net loan charge-offs to 0.12% of total loans for the second quarter of 2011 compared to 0.50% for the fourth quarter of 2010. Also, non-performing loans and other real estate owned (“OREO”) decreased to 3.1% of total loans and OREO as of June 30, 2011 compared to 3.9% on December 31, 2010.

Deposit insurance premiums remain historically high for all financial institutions holding domestic deposits as the Federal Deposit Insurance Corporation (“FDIC”) rebuilds the Deposit Insurance Fund. However, the FDIC’s revised calculation of the assessment premiums is saving the Bank approximately $34 thousand per quarter, which began in the second quarter of 2011.

Interest margins are being managed effectively. Declines in interest income have been entirely mitigated by reductions in interest expense so far in 2011. Loan yields remain low, contributing to reduced interest income, which is also negatively impacted to a lesser degree by non-accruing loans. However, management’s strategy has been to reduce the cost of funds through shifts in the mix of deposits, with focus on core customer relationships, creating compensating reductions in interest expense, and therefore preventing further declines in net interest income as noted previously. Management also reduced FHLB borrowings during the second quarter of 2011, which resulted in reductions in the interest cost of those borrowings. Looking forward, as time deposits mature and new instruments are purchased at lower rates, reductions in interest expense are expected to continue. As a result, continued improvements in net interest income during the remainder of 2011 are anticipated.

The size of the loan portfolio has declined noticeably since December 31, 2010. Although the Bank originates millions of dollars in new loans each month, the level of originations has not been sufficient to mitigate loan pay downs, prepayments and foreclosures. A significant portion of the Bank’s local economy is driven by residential real estate and the local trend in real estate activity is weak. This has contributed to the decline in interest income. Regarding commercial loan activity, it remains slow in the current economy.

The Company’s liquidity, core capital levels and regulatory ratios remain good. According to the Bank’s regulators, the Bank remains well capitalized. Given continued economic uncertainty, management continues to give priority to protecting capital and maintaining elevated levels of liquidity.

Management continues efforts to identify and implement earnings opportunities and diligently manage controllable expenses. Unfortunately, foreclosed properties held in OREO are taking a toll as noticeable write-downs, maintenance expenses and losses on sales continue to be a challenge.

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

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with accounting principles GAAP. The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, historical loss factors are one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact those transactions could change.

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

EARNINGS SUMMATION

For the six months ended June 30, 2011, net income was $215 thousand, a decrease of 22.4% compared to the $277 thousand for the similar period in 2010. Diluted earnings per average share for the six months ended June 30, 2011 and 2010 were $0.08 and $0.11, respectively; annualized return on average assets was 0.13% and 0.17%, respectively; and annualized return on average equity was 1.6% and 2.1%, respectively. For the quarter ended June 30, 2011, net income was $87 thousand, a decrease of $56 thousand compared to the quarter ended June 30, 2010. Diluted earnings per share were $0.03 and $0.05 for the quarter ended June 30, 2011, and June 30, 2010, respectively; annualized return on average assets was 0.11% and 0.17%, respectively; and annualized return on average equity was 1.26% and 1.91%, respectively.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Although interest income is down by $516 thousand in the first six months of 2011 compared to the same period in 2010, interest expense is down more, by $560 thousand, thereby increasing the level of net interest income. The $516 thousand decrease in interest income was driven by both lower average loan balances and reduced loan yields. The $560 thousand decrease in interest expense was primarily due to reductions in time deposit balances and rates. Reduced provision expense contributed further to an improvement in net interest income after the provision for loan losses of $217 thousand, or 4.6% for the first six months of 2011 compared to the same period in 2010. For the quarter ended June 30, 2011, compared to the same quarter in 2010, the results are the same – interest income is down by $267 thousand, but interest expense is down by $309 thousand, creating an increase in net interest income of $42 thousand. Net interest income after the provision for loan losses is up by $73 for the same time frame comparison.

Net Interest Income Analysis (unaudited)

	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)	Six months ended 6/30/2011			Six months ended 6/30/2010
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$25,244	$394	3.12%	$24,562	$478	3.89%
Tax-exempt investments (1)	6,865	189	5.52%	9,922	279	5.62%

Total investments	32,109	583	3.63%	34,484	757	4.39%

Gross loans (2)	244,560	6,861	5.62%	250,773	7,238	5.78%
Interest-bearing deposits	20,289	24	0.24%	17,641	21	0.25%
Federal funds sold	5,557	5	0.19%	2,989	2	0.13%

Total Interest Earning Assets	$302,515	$7,473	4.94%	$305,887	$8,018	5.24%

INTEREST-BEARING LIABILITIES:
Savings deposits	$48,589	$200	0.83%	$45,088	$195	0.87%
NOW deposits	38,380	49	0.26%	35,848	55	0.31%
Time deposits => $100,000	47,920	590	2.48%	52,835	755	2.88%
Time deposits < $100,000	64,485	736	2.30%	71,787	1,027	2.88%
Money market deposit accounts	20,289	79	0.79%	20,450	90	0.89%

Total Deposits	$219,663	$1,654	1.52%	$226,008	$2,122	1.89%

Federal funds purchased	$—	$—	0.00%	$33	$—	0.66%
Securities sold under repurchase agreements	6,747	7	0.21%	5,753	6	0.21%
FHLB advances	28,790	596	4.17%	30,000	689	4.63%

Total Interest-Bearing Liabilities	$255,200	$2,257	1.78%	$261,794	$2,817	2.17%

Net interest income and net interest margin		$5,215	3.45%		$5,201	3.40%

Net interest rate spread			3.16%			3.07%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes VISA program and nonaccrual loans.

The annualized net interest margin was 3.45% for the six months ended June 30, 2011, up from 3.40% for the same period in 2010. The main reason for this improvement is reductions in deposit costs. Unfortunately, because interest rates remain at historic lows, new loans are generally added to the loan portfolio at lower yields than the average yield of the portfolio as a whole. Combined with paydowns and payoffs of generally higher yielding loans, and shrinkage of the loan portfolio, interest income has continued to decline. However, deposit rates have declined to reduce the cost of funding and interest expense. One FHLB advance matured during the second quarter of 2011, allowing management to reduce the level of FHLB borrowings at materially lower interest rates. Another FHLB advance was restructured to reduce the rate in May, 2011. These reductions in rates and balances of interest bearing liabilities have more than mitigated the declines in interest income, thus improving net interest income and the net interest margin. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. This trend is expected to continue and to have positive effects on the net interest margin.

Average interest-earning assets decreased 1.1% to $302.5 million for the six months ended June 30, 2011 as compared to $305.9 million for the six months ended June 30, 2010. Average interest-earning assets as a percent of total average assets was 93.0% for the six months ended June 30, 2011 as compared to 92.2% for the comparable period of 2010. As shown in the table above, for the six months ended June 31, 2011, the loan portfolio, with $244.6 million, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 2.5% to $255.2 million for the six months ended June 30, 2011, as compared to $261.8 million for the six months ended June 30, 2010. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $112.4 million for the six months ended June 30, 2011, down from $124.6 million for the similar period in 2010. Noticeable increases in average balances occurred in negotiable order of withdrawal (“NOW”) and savings account deposits.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, increased to 3.16% for the six months ended June 30, 2011 compared to 3.07% for the same period in 2010.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations (such as commitments to fund loans) through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with other banks, federal funds sold and investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates are major factors for liquidity. Management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At June 30, 2011, federal funds sold totaled $5.3 million, interest-bearing deposits at the Federal Reserve Bank of Richmond totaled $29.3 million, and securities maturing in one year or less totaled $6.2 million. The liquidity ratio as of June 30, 2011 was 19.7% as compared to 15.3% as of December 31, 2010. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan. Given current economic uncertainty, management is maintaining a historically high level of liquidity.

In addition, as noted earlier, the Company has a line of credit with the FHLB worth $65.5 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

OFF BALANCE SHEET COMMITMENTS

In the normal course of business, the Company offers various financial products to its customers to meet their credit and liquidity needs. These instruments may involve elements of liquidity, credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby-letters of credit is represented by the contractual amount of these instruments. Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third-party. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Off Balance Sheet Arrangements

(Dollars in Thousands)	June 30, 2011	December 31, 2010
Total Loan Commitments Outstanding	$31,961	$32,351
Standby-by Letters of Credit	289	446

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

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with securities offerings or through earnings. The Company has a formal capital policy and plan and management believes that the capital level at June 30, 2011, is sufficient to support current economic uncertainty.

From December 31, 2010 to June 30, 2011, total shareholders’ equity increased from $27.3 million to $27.8 million. Several factors impact shareholder’s equity, including net income, earnings returned to shareholders through cash dividends and regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income on the balance sheets and statement of changes in shareholders’ equity. Another factor effecting accumulated other comprehensive income is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income was $27.4 million on June 30, 2011 compared to $27.2 million on December 31, 2010. Accumulated other comprehensive income increased $254.5 thousand between December 31, 2010 and June 30, 2011, a result of unrealized gains in the investment portfolio.

Book value per share, basic, increased by 1.81% to $10.68 on June 30, 2011 from $10.49 on December 31, 2010. Book value per share, basic, before accumulated other comprehensive income on June 30, 2011, compared to December 31, 2010, increased to $10.52 from $10.43. No cash dividends were paid for the six-month period ended June 30, 2011, nor for the comparable period ended June 30, 2010. Of the 5,000,000 common shares authorized, 2,605,856 were outstanding on June 30, 2011 and December 31, 2010.

The Company began a share repurchase program in August of 1999 and has continued the program into 2011. No repurchases were made during the first six months of 2011 or during the comparable period in 2010.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of June 30, 2011, the Bank maintained Tier 1 capital of $24.3 million, net risk weighted assets of $220.6 million, and Tier 2 capital of $2.8 million. On June 30, 2011, the Tier 1 capital to risk weighted assets ratio was 11.03%, the total capital ratio was 12.28%, and the Tier 1 leverage ratio was 7.44%.

FINANCIAL CONDITION

Total assets increased by 0.5% to $328.7 million during the six months ended June 30, 2011. Cash and cash equivalents, which produce no income, increased to $4.2 million on June 30, 2011 from $3.3 million at year-end 2010.

During the six months ended June 30, 2011, gross loans declined by $9.8 million or 4.0%, to $237.5 million from $247.4 million at year-end 2010. The largest component of this decrease was in residential first mortgages with a 4.8% decrease of $5.5 million to $110.0 million. The bright spot was growth in Non-owner-occupied Commercial Mortgages with an increase of $951 thousand to $13.7 million.

Consumer loans, including residential real estate loans, are generally underwritten based on the borrower’s debt-to-income ratio, credit score or payment history and the ratio of the requested loan amount to the value of any collateral. There are established underwriting criteria for these parameters to determine if a loan will be considered an acceptable credit risk. For commercial borrowers, factors we assess include the legal entity of the borrower, the capacity of the borrower to cover its debt service obligations, the strength and creditworthiness of any guarantor support, the value of any collateral relative to the loan amount, stability and predictability of the borrower’s cash flow, and the borrower’s standing with the State Corporation Commission.

As of June 30, 2011, loans valued at $7.3 million were considered impaired, whereas $6.9 million were considered impaired as of December 31, 2010. Between December 31, 2010 and June 30, 2011, new impaired loans totaled $3.0 million, whereas $2.6 million were dispensed, mainly through foreclosures. Management has reviewed these impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

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

Non-performing Assets

	June 30, 2011		December 31, 2010
(percentages are as a percent of total loans)	$	%	$	%
Loans past due 90 days or more and still accruing	$3,006	0.0%	$202,349	0.1%
Non-accruing loans	4,546,333	1.9%	5,574,009	2.3%

Total non-performing loans	$4,549,339	1.8%	$5,776,358	2.3%
(percentages are as a percent of total loans plus OREO)
Other real estate owned	3,165,995	1.3%	4,085,939	1.6%

Total non-performing assets	$7,715,334	3.1%	$9,862,297	3.9%

Non-performing loans, which include loans past due 90 days or more and still accruing plus non-accruing loans, as a percentage of total loans, declined to 1.8% as of June 30, 2011 from 2.3% as of December 31, 2010. Non-accruing loans totaled $4.5 million as of June 30, 2011, down from $5.6 million at year-end 2010. Loans still accruing interest but delinquent for 90 days or more totaled $3 thousand on June 30, 2011, down from $202 thousand on December 31, 2010. Non-performing assets, which include OREO in addition to non-performing loans, decreased to 3.1% at June 30, 2011 from 3.9% at December 31, 2010. This compares very favorably to the Bank’s national peer group ratio of 4.6% as of June 30, 2011. Troubled debt restructures (“TDR’s”) are comprised by two borrowers, one more at June 30, 2011 than at December 31, 2010. The new TDR involves seven loans totaling $1.8 million, all of which had already been placed on nonaccrual during the fourth quarter of 2010, bringing the total level of TDR’s to $2.4 million.

Loans charged off during the first six months of 2011, net of recoveries, totaled $134 thousand compared to $968 thousand for the comparable period in 2010. This is a material reduction in the annualized net charge-off ratio from 0.77% for the first six months of 2010 to 0.11% for the same period of 2011, and also compares very favorably to the Bank’s national peer group ratio of 0.72% as of June 30, 2011. The majority of these charge-offs were anticipated and specific reserves had been provided for them in the ALL. Although trends in the quality of the Bank’s loan portfolio clearly show improvement, management is maintaining a conservative level of the ALL at 1.40% of total loans up from 1.31% on December 31, 2010.

The Company now maintains $3.2 million of OREO as of June 30, 2011 compared to $4.1 million at year-end 2010. OREO consists of five residences, nine lots, one former restaurant, a former lodging property with a restaurant, two former convenience stores, a former seafood house and one piece of farmland. In 2011, four OREO properties with a book value of $1.9 million was sold for a loss of $38 thousand, and four properties with a total value of $ $1.2 million from two borrowers were added through a deed in lieu of foreclosure. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of June 30, 2011, securities available-for-sale at fair value totaled $31.2 million as compared to $34.1 million on December 31, 2010. This represents a net decrease of $2.9 million or 8.5% for the six months. As of June 30, 2011, these securities represented 9.5% of total assets and 10.3% of earning assets. The Company’s entire investment portfolio is classified as available-for-sale and marked to market on a monthly basis. These gains or losses are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the securities to be other than temporarily impaired.

As of June 30, 2011, total deposits were $267.1 million compared to $260.9 million at year-end 2010. This represents an increase in balances of $6.2 million or 2.4% during the six months. This increase was due materially to savings and interest bearing demand deposits with a 5.0% increase of $5.2 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2011, was down by $295 thousand, or 19%, compared to the six months ended June 30, 2010. The main driver of this decrease is write-downs and losses of $320 thousand on OREO. Income from Investment Advantage was down to $120 thousand from $135 thousand for the same period of 2010, a decline of $15 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, declines in investment activity will cause declines in the Company’s income. VISA® related fees decreased by $3 thousand to $356 thousand in the first six months of 2011 compared to the similar period in 2010. For the quarter ended June 30, 2011 compared to the same quarter of 2010, non-interest income was down by $169 thousand, again due primarily to an increase in OREO losses of $170 thousand.

Income from fiduciary activities was up by $17 thousand to $303 thousand for the first six months of 2011 compared to the similar period in 2010. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

NON-INTEREST EXPENSE

For the six months ended June 30, 2011, non-interest expenses totaled $6.0 million, a decrease of $11 thousand, or 0.2%, compared to the same period in 2010, due mainly to a $56 thousand decrease in occupancy expense. FDIC assessments and other expenses were also down, by $16 thousand and $23 thousand, respectively. Salaries and employee benefits expense, the largest component of non-interest expense, is up by $94 thousand for the comparable six-month periods due to the filling of one vacancy and one new credit-related position. The main driver of the reduced occupancy expense is declines in depreciation expense for equipment acquired in 2008 which is now fully depreciated.

Other non-interest expenses include bank franchise taxes, which decreased to $74 thousand for the first six months of 2011 compared to $82 thousand for the same period in 2010; expenses related to the VISA® program, which increased to $295 thousand for the first six months of 2011 compared to $293 thousand for the same period in 2010; other expense, which decreased by $23 thousand to $1.2 million for the first six months of 2011 as compared to $1.3 million for the same period in 2010; and telephone expenses, which decreased to $88 thousand for the current period compared to $90 thousand for the same period in 2010. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

For the quarter ended June 30, 2011 compared to the same quarter in 2010, non-interest expense was down by $29 thousand, due primarily to a $57 thousand reduction in FDIC assessments and a $24 thousand reduction in other expense. For the same reason as above, salaries and benefits expense is up by $59 thousand for the same period comparison.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (“SEC”) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (“SAB”) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of June 30, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2011. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended June 30, 2011.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data File attached as Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 12, 2011	By:	/s/ Robert F. Hurliman
Robert F. Hurliman
Chairman of the Board (Interim Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer (Principal Financial Officer)