Form 10-Q
period 2011-09-30
BAY BANKS OF VIRGINIA INC
filed 2011-11-10
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

2,610,856 shares of common stock on November 8, 2011

FORM 10-Q

For the interim period ending September 30, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from banks	$4,367,132	$3,275,584
Interest-bearing deposits	17,198,251	14,735,892
Federal funds sold	2,521,431	4,727,084
Securities available for sale, at fair value	39,502,503	34,073,728
Restricted securities	2,222,900	2,358,500
Loans, net of allowance for loan losses of $3,323,877 and $3,230,677	234,310,544	244,142,325
Premises and equipment, net	12,328,905	12,697,447
Accrued interest receivable	1,134,128	1,159,924
Other real estate owned, net of valuation allowance	2,708,933	4,085,939
Goodwill	2,807,842	2,807,842
Other assets	2,545,757	3,021,300

Total assets	$321,648,327	$327,085,565

LIABILITIES
Noninterest-bearing deposits	$45,796,134	$44,960,718
Savings and interest-bearing demand deposits	108,858,629	103,908,863
Time deposits	116,895,696	111,984,418

Total deposits	$271,550,459	$260,853,999

Federal funds purchased and securities sold under repurchase agreements	5,390,085	7,598,021
Federal Home Loan Bank advances	15,000,000	30,000,000
Other liabilities	1,468,901	1,291,235
Commitments and contingencies	—	—

Total liabilities	$293,409,445	$299,743,255

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,605,856 and 2,605,856 shares, respectively)	$13,029,280	$13,029,280
Additional paid-in capital	4,975,601	4,965,460
Retained earnings	9,463,837	9,193,492
Accumulated other comprehensive income, net	770,164	154,078

Total shareholders’ equity	$28,238,882	$27,342,310

Total liabilities and shareholders’ equity	$321,648,327	$327,085,565

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter ended September 30, 2011	Quarter ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010

INTEREST INCOME
Loans, including fees	$3,316,370	$3,562,909	$10,177,206	$10,801,263
Securities:
Taxable	176,488	221,794	570,517	699,626
Tax-exempt	72,235	66,791	196,846	251,011
Federal funds sold	2,255	3,058	7,369	5,527
Interest-bearing deposit accounts	17,187	14,078	41,057	35,559

Total interest income	3,584,535	3,868,630	10,992,995	11,792,986

INTEREST EXPENSE
Deposits	855,684	1,033,103	2,509,457	3,155,011
Federal funds purchased	—	—	—	131
Securities sold under repurchase agreements	3,825	4,271	11,234	10,280
FHLB advances	150,972	349,792	746,758	1,038,593

Total interest expense	1,010,481	1,387,166	3,267,449	4,204,015

Net interest income	2,574,054	2,481,464	7,725,546	7,588,971
Provision for loan losses	165,000	130,948	385,000	523,792

Net interest income after provision for loan losses	2,409,054	2,350,516	7,340,546	7,065,179

NON-INTEREST INCOME
Income from fiduciary activities	145,218	151,739	448,705	437,908
Service charges and fees on deposit accounts	164,805	157,090	489,090	474,206
VISA-related fees	234,786	246,537	591,164	605,591
Other service charges and fees	205,853	150,040	576,883	497,611
Secondary market lending fees	51,368	103,137	108,073	182,450
Gains on sale of securities available for sale	7,341	49,420	130,924	188,262
Other real estate gains (losses)	(72,183)	(253,590)	(360,236)	(221,329)
Other income	7,338	1,348	30,599	6,440

Total non-interest income	744,526	605,721	2,015,202	2,171,139

NON-INTEREST EXPENSES
Salaries and employee benefits	1,582,178	1,477,158	4,662,664	4,463,665
Occupancy expense	478,983	497,722	1,423,425	1,498,893
Bank franchise tax	36,780	41,115	110,340	123,345
VISA expense	217,005	209,947	511,840	503,446
Telephone expense	40,376	48,273	128,712	138,488
FDIC assessments	106,589	148,501	358,543	416,761
Other expense	659,516	551,970	1,900,754	1,815,875

Total non-interest expenses	3,121,427	2,974,686	9,096,278	8,960,473

Net income (loss) before income taxes	32,153	(18,449)	259,470	275,845
Income tax (benefit)	(22,820)	(40,090)	(10,875)	(23,236)

Net income	$54,973	$21,641	$270,345	$299,081

Basic Earnings Per Share
Average basic shares outstanding	2,605,856	2,605,856	2,605,856	2,605,856
Earnings per share, basic	$0.02	$0.01	$0.10	$0.11

Diluted Earnings Per Share
Average diluted shares outstanding	2,605,856	2,605,856	2,605,856	2,605,856
Earnings per share, diluted	$0.02	$0.01	$0.10	$0.11

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2010	$12,047,357	$4,842,756	$9,912,781	$95,697	$26,898,591
Comprehensive income:
Net income	—	—	299,081	—	299,081
Changes in unrealized holding gains on securities arising during the period, net of taxes of $320,648	—	—	—	622,435
Reclassification adjustment for securities gains included in net income, net of taxes of ($64,009)	—	—	—	(124,253)

Total other comprehensive income				498,182	498,182

Total comprehensive income					797,263
Stock-based compensation	—	11,903	—	—	11,903
Stock dividend	981,920	108,425	(1,091,555)	—	(1,210)

Balance at September 30, 2010	$13,029,277	$4,963,084	$9,120,307	$593,879	$27,706,547

Balance at January 1, 2011	$13,029,280	$4,965,460	$9,193,492	$154,078	$27,342,310
Comprehensive income:
Net income	—	—	270,345	—	270,345
Changes in unrealized holding gains on securities arising during the period, net of taxes of $361,891	—	—	—	702,495
Reclassification adjustment for securities gains included in net income, net of taxes of ($44,515)	—	—	—	(86,409)

Total other comprehensive income				616,086	616,086

Total comprehensive income					886.431
Stock-based compensation	—	10,141	—	—	10,141

Balance at September 30, 2011	$13,029,280	$4,975,601	$9,463,837	$770,164	$28,238,882

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Nine months ended	September 30, 2011	September 30, 2010

Cash Flows From Operating Activities
Net income	$270,345	$299,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	596,323	666,412
Net amortization and accretion of securities	78,351	44,328
Provision for loan losses	385,000	523,792
Stock-based compensation	10,141	11,903
Deferred income tax (benefit)	—	(20,805)
(Gain) on securities available-for-sale	(130,924)	(188,262)
Increase in OREO valuation allowance	320,436	268,300
Loss (Gain) on sale of other real estate	39,800	(46,971)
(Gain) on disposal of fixed assets	(5,582)	—
Decrease in accrued income and other assets	473,906	683,113
(Decrease) increase in other liabilities	(139,712)	172,148

Net cash provided by operating activities	$1,898,084	$2,413,039

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	$5,220,711	$1,564,634
Proceeds from sales and calls of available-for-sale securities	6,024,940	11,814,708
Purchases of available-for-sale securities	(15,688,390)	(13,413,159)
Sales (purchases) of restricted securities	135,600	(120,000)
(Increase) in interest bearing deposits in other banks	(2,462,359)	(3,470,810)
Decrease (increase) in federal funds sold	2,205,653	(2,420,066)
Loan (originations) and principal collections, net	7,871,937	(1,674,233)
Proceeds from sale of other real estate	2,619,048	514,884
Purchases of premises and equipment	(222,200)	(197,858)

Net cash provided by (used in) investing activities	$5,704,940	$(7,401,900)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	$5,785,182	$6,676,396
Net increase (decrease) in time deposits	4,911,278	(2,459,385)
Net (decrease) increase in securities sold under repurchase agreements and federal funds purchased	(2,207,936)	955,135
(Decrease) in FHLB advances	(15,000,000)	—
Cash in lieu of fractional shares	—	(1,210)

Net cash provided by (used in) financing activities	$(6,511,476)	$5,170,936

Net increase in cash and due from banks	1,091,548	182,075

Cash and due from banks at beginning of period	3,275,584	3,461,483

Cash and due from banks at end of period	$4,367,132	$3,643,558

Supplemental Schedule of Cash Flow Information
Interest paid	$3,386,994	$4,208,080

Income taxes paid	103,827	—

Unrealized gain on investment securities	933,464	754,821

Loans transferred to other real estate owned	1,574,844	2,512,044

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

Note 2: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

	00000000000	00000000000	00000000000	00000000000
Available-for-sale securities September 30, 2011 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,743,885	$103,369	$(9,183)	$9,838,071
State and municipal obligations	28,373,983	1,290,449	—	29,664,432

	$38,117,868	$1,393,818	$(9,183)	$39,502,503

	00000000000	00000000000	00000000000	00000000000
Available-for-sale securities December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,738,339	$43,318	$(27,800)	$8,753,857
State and municipal obligations	24,884,217	502,878	(67,224)	25,319,871

	$33,622,556	$546,196	$(95,024)	$34,073,728

Securities with a market value of $5.3 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2011. The market value of pledged securities at December 31, 2010 was $9.9 million.

Securities in an unrealized loss position at September 30, 2011 and December 31, 2010, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at September 30, 2011 included 1 mortgage backed security and 1 federal agency. Bonds with unrealized loss positions at December 31, 2010 included 16 municipals and 4 federal agencies. The tables are shown below.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Less than 12 months		12 months or more		Total
September 30, 2011 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$1,638,694	$9,183	$—	$—	$1,638,694	$9,183
States and municipal obligations	—	—	—	—	—	—

Total temporarily impaired securities	$1,638,694	$9,183	$—	$—	$1,638,694	$9,183

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Less than 12 months		12 months or more		Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$1,964,436	$27,800	$—	$—	$1,964,436	$27,800
States and municipal obligations	6,679,896	67,224	—	—	6,679,896	67,224

Total temporarily impaired securities	$8,644,332	$95,024	$—	$—	$8,644,332	$95,024

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.8 million at September 30, 2011 and 1.9 million at December 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Note 3: Loans

The following is a summary of the balances of loans:

	September 30, 2011	December 31, 2010
	(unaudited)
Mortgage loans on real estate:
Construction, Land and Land Development	$27,816,684	$30,620,370
Farmland	1,546,095	1,603,519
Commercial Mortgages (Non-Owner Occupied)	15,061,206	12,787,559
Commercial Mortgages (Owner Occupied)	28,487,396	29,430,716
Residential First Mortgages	108,081,063	115,530,317
Residential Junior Mortgages	29,325,999	30,943,025
Commercial and Industrial loans	19,003,194	17,591,891
Consumer Loans	8,312,784	8,865,605

Total loans	$237,634,421	$247,373,002
Allowance for loan losses	(3,323,877)	(3,230,677)

Loans, net	$234,310,544	$244,142,325

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals September 30, 2011 (unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$125,097	$291,022	$—	$342,618	$758,737	$27,057,947	$27,816,684
Farmland	—	—	—	—	—	1,546,095	1,546,095
Commercial Mortgages (Non-Owner Occupied)	—	—	318,418	65,750	384,168	14,677,038	15,061,206
Commercial Mortgages (Owner Occupied)	—	—	—	256,749	256,749	28,230,647	28,487,396
Residential First Mortgages	1,057,138	449,535	190,127	1,167,227	2,864,027	105,217,036	108,081,063
Residential Junior Mortgages	39,849	—	432,123	1,509,783	1,981,755	27,344,244	29,325,999
Commercial and Industrial	—	10,868	—	888,909	899,777	18,103,417	19,003,194
Consumer Loans	29,738	33,018	18,509	116,632	197,897	8,114,887	8,312,784

Total	$1,251,822	$784,443	$959,177	$4,347,668	$7,343,110	$230,291,311	$237,634,421

Loans Past Due and Nonaccruals December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$—	$96,153	$—	$342,618	$438,771	$30,181,599	$30,620,370
Farmland	—	—	—	—	—	1,603,519	1,603,519
Commercial Mortgages (Non-Owner Occupied)	318,043	—	—	1,356,108	1,674,151	11,113,408	12,787,559
Commercial Mortgages (Owner Occupied)	—	—	—	424,249	424,249	29,006,467	29,430,716
Residential First Mortgages	1,694,757	281,878	—	2,174,010	4,150,645	111,379,672	115,530,317
Residential Junior Mortgages	370,812	—	730	1,169,919	1,541,461	29,401,564	30,943,025
Commercial and Industrial	408,738	—	198,606	65,001	672,345	16,919,546	17,591,891
Consumer Loans	667,355	5,984	3,013	42,104	718,456	8,147,149	8,865,605

Total	$3,459,705	$384,015	$202,349	$5,574,009	$9,620,078	$237,752,924	$247,373,002

Note 4: Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

Allowance for Loan Losses by Portfolio Segment

For the nine months ended September 30, 2011 (unaudited)

	Construction, Land and Land Development	Farmland	Commercial Mortgage (Non-Owner Occupied)	Commercial Mortgage (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677
(Charge-offs)	(35,428)		(52,117)		(149,571)	(18,379)		(61,881)		$(317,376)
Recoveries	175				1,393			24,009		$25,577
Provision	21,137	1,000	23,117	(240,140)	694,506	176,677	31,343	(59,710)	(262,930)	$385,000

Ending Balance	$178,402	$4,000	$79,000	$1,030,311	$752,498	$618,946	$101,212	$113,080	$446,428	$3,323,877

Individually evaluated for impairment	$87,402	$—	$—	$144,311	$309,498	$351,946	$16,343	$2,080	$—	$911,580
Collectively evaluated for impairment	$91,000	$4,000	$79,000	$886,000	$443,000	$267,000	$84,869	$111,000	$446,428	$2,412,297

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$342,618	$—	$—	$1,131,746	$1,782,559	$1,479,630	$635,658	$554,140		$5,926,351

Collectively evaluated for impairment	27,474,066	1,546,095	15,061,206	27,355,650	106,298,504	27,846,369	18,367,536	7,758,644		231,708,070

Total Gross Loans	$27,816,684	$1,546,095	$15,061,206	$28,487,396	$108,081,063	$29,325,999	$19,003,194	$8,312,784		$237,634,421

Provision is negative for the Commercial Mortgages (Owner Occupied) segment due mainly to a reduction in the level of impaired loans in this segment, with a corresponding reduction in the required allowance. Provision is negative for Consumer loans because charge-offs are lower, resulting in a smaller historical charge-off factor.

Allowance for Loan Losses by Portfolio Segment

For the Year Ended December 31, 2010

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
Allowance for loan losses:
Beginning Balance										$3,769,287
Charge-offs										(1,491,707)
Recoveries										232,883
Provision										720,214

Ending Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677

Individually evaluated for impairment	$64,518	$—	$—	$397,451	$93,171	$67,648	$—	$17,662	$—	$640,450
Collectively evaluated for impairment	$128,000	$3,000	$108,000	$873,000	$113,000	$393,000	$69,869	$193,000	$709,358	$2,590,227

Loan Receivables:
Ending Balance:
Individually evaluated for impairment	$342,618	$—	$711,850	$1,966,334	$1,803,831	$1,474,024	$65,000	$569,918		$6,933,575
Collectively evaluated for impairment	30,277,752	1,603,519	12,075,709	27,464,382	113,726,486	29,469,001	17,526,891	8,295,687		240,439,427

Total Gross Loans	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$115,530,317	$30,943,025	$17,591,891	$8,865,605		$247,373,002

September 30, 2010
(unaudited)
Balance, beginning of year	$3,769,287
Provision for loan losses	523,792
Recoveries	198,851
Loans charged off	(1,163,411)

Balance, end of period	$3,328,519

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

As of September 30, 2011 (unaudited)	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
	Land		(Non-Owner	(Owner	and
INTERNAL RISK RATING GRADES	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$20,592,533	$1,546,095	$10,142,571	$19,286,834	$13,942,117	$65,510,150
Watch	3,129,281	—	2,503,426	5,826,134	3,682,728	15,141,569
Special mention	2,193,890	—	1,668,661	878,118	—	4,740,669
Substandard	1,900,980	—	746,548	2,496,310	1,363,349	6,507,187
Doubtful	—	—	—	—	15,000	15,000

Total	$27,816,684	$1,546,095	$15,061,206	$28,487,396	$19,003,194	$91,914,575

As of December 31, 2010	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
	Land		(Non-Owner	(Owner	and
INTERNAL RISK RATING GRADES	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$22,095,455	$1,603,519	$8,356,208	$18,948,652	$14,323,275	$65,327,109
Watch	2,066,022	—	2,393,854	5,960,095	986,309	11,406,280
Special mention	4,036,860	—	318,043	2,592,417	1,334,108	8,281,428
Substandard	2,422,033	—	364,902	1,672,803	948,199	5,407,937
Doubtful	—	—	1,354,552	256,749	—	1,611,301

Total	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$17,591,891	$92,034,055

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of September 30, 2011 (unaudited)	Residential	Residential
	First	Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages	Mortgages	Loans	Total
Performing	$106,723,709	$27,384,093	$8,177,643	$142,285,445
Nonperforming	1,357,354	1,941,906	135,141	3,434,401

Total	$108,081,063	$29,325,999	$8,312,784	$145,719,846

As of December 31, 2010	Residential	Residential
	First	Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages	Mortgages	Loans	Total
Performing	$113,356,307	$29,772,376	$8,820,488	$151,949,171
Nonperforming	2,174,010	1,170,649	45,117	3,389,776

Total	$115,530,317	$30,943,025	$8,865,605	$155,338,947

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS

As of September 30, 2011 (unaudited)

With no related allowance:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	905,642	905,642	—	682,550	39,238	39,380
Residential Junior Mortgages (1)	100,000	100,000	—	50,000	4,396	4,333
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	259,762	259,762	—	195,473	10,733	10,750
Commercial & industrial	571,595	571,595	—	241,316	14,124	12,690
Consumer (2)	—	—	—	—	—	—

	$1,836,999	$1,836,999	$—	$1,169,338	$68,491	$67,153

With an allowance recorded:
Construction, land & land development	$342,618	$342,618	$87,402	$342,618	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	876,917	879,359	309,498	883,684	28,854	32,700
Residential Junior Mortgages (1)	1,379,630	1,674,561	351,946	1,389,257	—	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	871,984	874,882	144,311	737,205	26,843	28,100
Commercial & industrial	64,063	115,479	16,343	64,766	453	453
Consumer (2)	554,140	554,140	2,080	560,374	25,107	29,012

	$4,089,352	$4,441,039	$911,580	$3,977,903	$81,257	$90,265

Total Impaired Loans:
Construction, land & land development	$342,618	$342,618	$87,402	$342,618	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,782,559	1,785,001	309,498	1,566,234	68,092	72,080
Residential Junior Mortgages (1)	1,479,630	1,774,561	351,946	1,439,257	4,396	4,333
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,131,746	1,134,644	144,311	932,677	37,576	38,850
Commercial & industrial	635,658	687,074	16,343	306,082	14,577	13,143
Consumer (2)	554,140	554,140	2,080	560,374	25,107	29,012

	$5,926,351	$6,278,038	$911,580	$5,147,241	$149,748	$157,418

(1)	Junior mortgages include equity lines
(2)	includes credit cards

IMPAIRED LOANS

As of December 31, 2010

With no related allowance:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
Construction, land & land development	$200,000	$200,000	$—	$120,000	$2,213	$—
Residential First Mortgages	1,145,848	1,148,692	—	910,146	63,077	60,955
Residential Junior Mortgages (1)	542,376	822,003	—	726,032	24,787	24,042
Commercial Mortgages (Non-owner-occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	615,327	615,327	—	1,328,235	20,677	18,552
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer (2)	—	—	—	—	—	—

	$3,280,401	$3,591,820	$—	$3,513,274	$121,638	$108,392

With an allowance recorded:
Construction, land & land development	$142,618	$142,618	$64,518	$146,155	$4,723	$4,791
Residential First Mortgages	657,983	661,483	93,171	210,744	7,547	1,000
Residential Junior Mortgages (1)	931,648	931,648	67,648	746,447	55,726	58,184
Commercial Mortgages (Non-owner-occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner-occupied)	1,351,007	1,368,724	397,451	1,091,400	24,657	37,027
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	569,918	569,918	17,662	456,449	34,232	31,337

	$3,653,174	$3,674,391	$640,450	$2,651,195	$126,885	$132,339

Total Impaired Loans:
Construction, land & land development	$342,618	$342,618	$64,518	$266,155	$6,936	$4,791
Residential First Mortgages	1,803,831	1,810,175	93,171	1,120,890	70,624	61,955
Residential Junior Mortgages (1)	1,474,024	1,753,651	67,648	1,472,479	80,513	82,226
Commercial Mortgages (Non-owner-occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	1,966,334	1,984,051	397,451	2,419,636	45,334	55,579
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer (2)	569,918	569,918	17,662	456,449	34,232	31,337

	$6,933,575	$7,266,211	$640,450	$6,164,469	$248,523	$240,731

(1)	Junior mortgages include equity lines
(2)	includes credit cards

At September 30, 2011, the Bank had two relationships that constitute troubled debt restructurings (TDR’s). One relationship involves seven loans totaling $1.8 million at September 30, 2011, which are included above in the commercial and industrial segment; the construction, land and land development segment; and the residential junior mortgages segment. These loans have been nonaccruing since October of 2010, and were modified during the second quarter of 2011 to provide cross-collateralization between loans and reduced payments. The second relationship involves one loan included above in residential first mortgages, which is a commercial purpose loan secured by a residence, with a principal balance of $614,669 on September 30, 2011 and $623,692 on December 31, 2010. This loan was modified during the fourth quarter of 2010 to extend the amortization period by five years. Additionally, the repayment terms were modified to reflect the seasonal nature of the borrower’s business, to more closely coincide with the borrower’s cash flows. Prior to defaulting on the loan, this borrower notified the Bank during the third quarter that they would be going out of business. Therefore, the status of this loan was changed to nonaccruing in September, 2011.

At September 30, 2011and December 31, 2010, non-accrual loans excluded from the impaired loan disclosure totaled $790,345 and $899,350, respectively. If interest on these loans had been accrued, such income would have approximated $35,828 during the nine months ended September 30, 2011 and $34,567 during the year ended December 31, 2010.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,605,856	$0.02	2,605,856	$0.01	2,605,856	$0.10	2,605,856	$0.11

Effect of dilutive securities:
Stock options	—		—		—		—

Diluted earnings per share	2,605,856	$0.02	2,605,856	$0.01	2,605,856	$0.10	2,605,856	$0.11

As of September 30, 2011 and 2010, options on 209,138 and 213,594 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $10,141 during the first nine months of 2011 and $11,903 for the same period in 2010. As of September 30, 2011, there was unrecognized compensation expense of $4,387 related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were 43,350 options granted and no options exercised during the nine month period ended September 30, 2011.

The weighted average fair value of incentive stock options granted during the first nine months of 2011 and 2010 was $0.60 and $0.55, respectively. The weighted average fair value of non-employee director’s stock options granted during the first nine months of 2011 and 2010 was $0.55 and $0.59, respectively. The variables used in these calculations include the historical dividend yield, expected life of the options, expected stock price volatility, and a risk-free interest rate, which is assumed to be the rate on 10-year U.S. Treasury bonds.

Stock option plan activity for the nine months ended September 30, 2011, is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	210,819	$11.35	5.6

Granted	43,350	4.79
Forfeited	(25,686)	6.41
Exercised	—	—
Expired	(19,345)	15.61

Options outstanding, September 30	209,138	10.21	5.9	$—

Options exercisable, September 30	171,788	11.37	5.4	$—

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on changes in the market value of the Company’s stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at September 30, 2011 and December 31, 2010, as reflected on the consolidated balance sheets was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance was tested for impairment in the fourth quarter of 2010, and no impairment was determined to exist.

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

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post Retirement Benefits
Nine months ended September 30,	2011	2010	2011	2010
Service cost	$206,211	$186,109	$16,711	$15,481
Interest cost	155,982	146,400	23,830	23,517
Expected return on plan assets	(264,861)	(241,801)	—	—
Amortization of unrecognized prior service cost	(40,473)	(40,471)	—	—
Amortization of unrecognized net loss	31,815	32,200	125	—
Amortization of transition obligation	—	—	2,185	2,185

Net periodic benefit cost	$88,674	$82,437	$42,851	$41,183

The Company expects to make no contribution to its pension plan and $22,571 to its post-retirement benefit plan in 2011. The Company has contributed $10,171 toward the post-retirement plan during the first nine months of 2011.

Note 9: Long Term Debt

On September 30, 2011, the Bank had FHLB debt consisting of two advances. The FHLB holds an option to terminate the $10 million advance on any quarterly payment date. The $10 million advance has an early conversion option which gives the FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. If the FHLB elects to convert, the Bank may elect to terminate, in whole or in part, without a prepayment fee.

In August, 2011, the Bank prepaid two $5 million advances, and incurred a prepayment fee of $27,300. This reduced the total outstanding balance of FHLB advances from $25 million to $15 million.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $55 million. Immediate available credit, as of September 30, 2011, was $38 million. With additional collateral, the total line of credit is worth $65.5 million, with $48.5 million available.

The two advances are shown in the following table.

Description	Balance	Acquired	Current Interest Rate	Maturity Date

Convertible	$10,000,000	9/12/2006	4.23%	9/12/2016
Fixed Rate Hybrid	5,000,000	5/20/2011	2.69%	5/20/2014

	$15,000,000

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 Using
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
U. S. Government agencies	$9,838,071	$—	$9,838,071	$—
State and municipal obligations	29,664,432	—	29,664,432	—

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U. S. Government agencies	$8,753,857	$—	$8,753,857	$—
State and municipal obligations	25,319,871	—	25,319,871	—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair value measurements at September 30, 2011 using
Description	Balance as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Impaired Loans, net of valuation allowance	$3,177,772	$—	$3,177,772	$—
Other real estate owned	$2,708,933	$—	$2,708,933	$—

		Fair value measurements at December 31, 2010 using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation allowance	$3,012,724	$—	$3,012,724	$—
Other real estate owned	$4,085,939	$—	$4,085,939	$—

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

	September 30, 2011 (unaudited)		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,367,132	$4,367,132	$3,275,584	$3,275,584
Interest-bearing deposits	17,198,251	17,198,251	14,735,892	14,735,892
Federal funds sold	2,521,431	2,521,431	4,727,084	4,727,084
Securities available-for-sale	39,502,503	39,502,503	34,073,728	34,073,728
Restricted securities	2,222,900	2,222,900	2,358,500	2,358,500
Loans, net	234,310,544	234,948,944	244,142,325	243,940,477
Accrued interest receivable	1,134,128	1,134,128	1,159,924	1,159,924

Financial Liabilities:
Non-interest-bearing deposits	$45,796,134	$45,796,134	$44,960,718	$44,960,718
Savings and other interest-bearing deposits	108,858,629	108,858,629	103,908,863	103,908,863
Time deposits	116,895,696	118,641,719	111,984,418	113,513,561
Securities sold under repurchase agreements	5,390,085	5,390,085	7,598,021	7,598,021
FHLB advances	15,000,000	16,205,663	30,000,000	31,715,392
Accrued interest payable	172,076	172,076	291,621	291,621

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

Available-for-sale securities are carried at the fair values measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Therefore carrying value equals market value. The carrying value of restricted securities approximates fair value based on the redemption provisions.

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

At September 30, 2011 and December 31, 2010, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

On October 6, 2011, the Company’s board of directors elected Randal R. Greene to the position of President and Chief Executive Officer. He was also elected by the Bank’s board of directors to the position of President and Chief Executive Officer for the Bank. We are very excited to welcome Randy to our Company family. Consequently, Kenneth O. Bransford, Jr., announced his plan to retire from the Bank at the end of the year. Ken served the Bank well as President and CEO during the time after Austin L. Roberts, III, took ill during the second quarter up until Randy was elected. Ken will continue to serve as a director after his retirement. We all miss Austin sorely, but look forward to a new era under Randy’s leadership.

We are also excited to welcome Francis A. Burke to the Trust Company as its new President and Chief Executive Officer as of October 6, 2011.

The Company continues to be profitable in the third quarter of 2011. We believe our history of conservative policies has contributed to our ability to weather this lengthy economic downturn. The Bank has not and does not invest in non-traditional debt securities or risky derivatives, nor programs that originate Sub-Prime, Alt-A, or other types of mortgages that have a high risk profile.

Although challenges remain, the quality of the Bank’s loan portfolio continues to improve, as evidenced by a reduction in non-performing loans and other real estate owned (“OREO”) to 3.3% of total loans and OREO as of September 30, 2011 compared to 3.9% as of December 31, 2010. Net loan charge-offs for the first nine months of 2011 provide more evidence of that improvement, with a reduction in annualized net loan charge-offs as a percent of total loans to 0.16% compared to 0.51% for the same period in 2010. Reductions in the level of OREO should allow reductions in the frustrating levels of write-downs, maintenance expenses and losses on sales.

Deposit insurance premiums remain historically high for all financial institutions holding domestic deposits as the Federal Deposit Insurance Corporation (“FDIC”) rebuilds the Deposit Insurance Fund. However, the FDIC’s revised calculation of the assessment premiums, which was effective in the second quarter of 2011, has saved the Bank $58 thousand for the first nine months of 2011 compared to the same period in 2010.

Interest margins are being managed effectively. Declines in interest income have been more than mitigated by reductions in interest expense so far in 2011. Loan yields remain low, contributing to reduced interest income, which is also negatively impacted to a lesser degree by non-accruing loans. However, management’s strategy has been to reduce the cost of funds through shifts in the mix of deposits and reduced rates, with focus on core customer relationships, creating compensating reductions in interest expense, and therefore preventing further declines in net interest income as noted previously. Management also reduced FHLB borrowings during the second and third quarters of 2011, which resulted in reductions in the interest cost of the remaining borrowings. Looking forward, as time deposits mature and new instruments are purchased at lower rates, reductions in interest expense are expected to continue. As a result, continued improvements in net interest income during the remainder of 2011 are anticipated. The only concern is the effect of the Federal Open Market Committee’s (“FOMC’s”) intention to reduce longer term mortgage rates, which could put competitive pressure on the Bank’s mortgage rates.

The size of the loan portfolio declined noticeably during the first and second quarters of 2011. Although the Bank originates millions of dollars in new loans each month, the level of originations was not sufficient to mitigate loan pay downs, prepayments and foreclosures. Many of the prepayments are related to borrowers refinancing their mortgages from traditional adjustable rate mortgages (“ARM’s”) into longer term fixed rate mortgages, which the Bank does not hold in its loan portfolio due to unacceptable interest rate risk. During the third quarter, this trend subsided and the size of the loan portfolio has stabilized. A significant portion of the Bank’s local economy is driven by residential real estate and the local trend in real estate activity has been weak. This contributed to the decline in interest income. Regarding commercial loan activity, it remains slow in the current economy. This is causing difficulties in growing loans.

The Company’s liquidity, core capital levels and regulatory ratios remain good. According to the Bank’s regulators, the Bank remains well capitalized. Given continued economic uncertainty, management continues to give priority to protecting capital and maintaining elevated levels of liquidity.

Management has accelerated its efforts to identify and implement earnings opportunities and diligently manage controllable expenses.

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

ALLOWANCE FOR LOAN LOSSES (“ALL”). The ALL is an estimate which reflects management’s judgment of probable losses inherent in the loan portfolio. The ALL is based on two basic principles of accounting: (1) that losses be accrued when they are probable of occurring and estimable and (2) that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The ALL is increased by charges to income, through the provision for loan losses expense, and decreased by charge-offs (net of recoveries).

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

EARNINGS SUMMATION

For the nine months ended September 30, 2011, net income was $270 thousand, a decrease of 9.6% compared to the $299 thousand for the similar period in 2010. Diluted earnings per average share for the nine months ended September 30, 2011 and 2010 were $0.10 and $0.11, respectively; annualized return on average assets was 0.11% and 0.12%, respectively; and annualized return on average equity was 1.3% and 1.5%, respectively. For the quarter ended September 30, 2011, net income was $55 thousand, an increase of $33 thousand compared to the quarter ended September 30, 2010. Diluted earnings per share were $0.02 and $0.01 for the quarter ended September 30, 2011 and September 30, 2010, respectively; annualized return on average assets was 0.07% and 0.03%, respectively; and annualized return on average equity was 0.8% and 0.3%, respectively.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Although interest income is down by $800 thousand in the first nine months of 2011 compared to the same period in 2010, interest expense is down more, by $937 thousand, thereby increasing the level of net interest income. The $800 thousand decrease in interest income was driven by both lower average loan balances and reduced loan yields. The $937 thousand decrease in interest expense was primarily due to reductions in time deposit balances and to a lesser degree, reduced rates on time deposits and reduced FHLB borrowings. Reduced provision expense contributed further to an improvement in net interest income after the provision for loan losses of $275 thousand, or 3.9% for the first nine months of 2011 compared to the same period in 2010. For the quarter ended September 30, 2011, compared to the same quarter in 2010, the results are the same – interest income is down by $284 thousand, but interest expense is down by $377 thousand, creating an increase in net interest income of $93 thousand. Net interest income after the provision for loan losses is up by $58 for the same time frame comparison.

Net Interest Income Analysis (unaudited)

	Average Balances, Income and Expense, Yields and Rates

	Nine months ended 9/30/2011			Nine months ended 9/30/2010
(Fully taxable equivalent basis) (Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST-EARNING ASSETS:
Taxable investments	$25,737	$571	2.96%	$26,081	$700	3.58%
Tax-exempt investments (1)	7,771	298	5.12%	9,052	380	5.60%

Total investments	33,508	869	3.46%	35,133	1,080	4.10%

Gross loans (2)	242,144	10,177	5.61%	249,862	10,801	5.77%
Interest-bearing deposits	22,540	41	0.24%	18,367	36	0.26%
Federal funds sold	5,449	7	0.18%	4,012	6	0.18%

Total Interest-Earning Assets	$303,641	$11,094	4.87%	$307,374	$11,923	5.17%

INTEREST-BEARING LIABILITIES:
Savings deposits	$48,705	$303	0.83%	$45,706	$296	0.87%
NOW deposits	39,416	75	0.25%	36,033	79	0.29%
Time deposits => $100,000	48,903	900	2.46%	52,580	1,130	2.87%
Time deposits < $100,000	64,725	1,114	2.30%	71,003	1,519	2.86%
Money market deposit accounts	20,597	117	0.76%	19,991	130	0.87%

Total Deposits	$222,346	$2,509	1.51%	$225,313	$3,155	1.87%

Federal funds purchased	$—	$—	0.00%	$22	$—	0.66%
Securities sold under repurchase agreements	6,403	11	0.23%	6,388	10	0.21%
FHLB advances	26,344	747	3.79%	30,000	1,039	4.63%

Total Interest-Bearing Liabilities	$255,093	$3,267	1.71%	$261,723	$4,204	2.15%

Net interest income and net interest margin		$7,827	3.44%		$7,719	3.35%

Net interest rate spread			3.12%			3.03%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes VISA program and nonaccrual loans.

The annualized net interest margin was 3.44% for the nine months ended September 30, 2011, up from 3.35% for the same period in 2010. The main reason for this improvement is reductions in deposit costs. Unfortunately, because interest rates remain at historic lows, new loans are generally added to the loan portfolio at lower yields than the average yield of the portfolio as a whole. Combined with paydowns and payoffs of generally higher yielding loans, and shrinkage of the loan portfolio, interest income has continued to decline. However, deposit rates have declined to reduce the cost of funding and interest expense. One FHLB advance matured during the second quarter of 2011, allowing management to reduce the level of FHLB borrowings at materially lower interest rates. Two more FHLB advances were prepaid in August of 2011. These reductions in rates and balances of interest bearing liabilities have more than mitigated the declines in interest income, thus improving net interest income and the net interest margin. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this trend is expected to continue for another two years, but at a slower pace, and to have positive effects on the net interest margin.

Average interest-earning assets decreased 1.2% to $303.6 million for the nine months ended September 30, 2011, as compared to $307.4 million for the nine months ended September 30, 2010. Average interest-earning assets as a percent of total average assets was 93.0% for the nine months ended September 30, 2011 as compared to 92.2% for the comparable period of 2010. As shown in the table above, for the nine months ended September 30, 2011, the loan portfolio, with $242.1 million, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 2.5% to $255.1 million for the nine months ended September 30, 2011, as compared to $261.7 million for the nine months ended September 30, 2010. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $113.6 million for the nine months ended September 30, 2011, down from $123.6 million for the similar period in 2010. Noticeable increases in average balances occurred in negotiable order of withdrawal (“NOW”) and savings account deposits.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, increased to 3.12% for the nine months ended September 30, 2011 compared to 3.03% for the same period in 2010.

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

At September 30, 2011, federal funds sold totaled $2.5 million, interest-bearing deposits at the Federal Reserve Bank of Richmond totaled $17.2 million, and securities maturing in one year or less totaled $7.8 million. The liquidity ratio as of September 30, 2011 was 15.7% as compared to 15.3% as of December 31, 2010. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan. Given current economic uncertainty, management is maintaining a historically high level of liquidity.

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

Off Balance Sheet Arrangements

(Dollars in Thousands)	September 30, 2011	December 31, 2010
Total Loan Commitments Outstanding	$31,361	$32,351
Standby-by Letters of Credit	344	446

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

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with securities offerings or through earnings. The Company has a formal capital policy and plan and management believes that the capital level at September 30, 2011, supports current economic uncertainty.

From December 31, 2010 to September 30, 2011, total shareholders’ equity increased from $27.3 million to $28.2 million. Several factors impact shareholder’s equity, including net income, earnings returned to shareholders through cash dividends and regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income on the balance sheets and statement of changes in shareholders’ equity. Another factor effecting accumulated other comprehensive income is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income was $27.5 million on September 30, 2011 compared to $27.2 million on December 31, 2010. Accumulated other comprehensive income increased $616.1 thousand between December 31, 2010 and June September 30, 2011, a result of unrealized gains in the investment portfolio.

Book value per share, basic, increased by 3.3% to $10.84 on September 30, 2011 from $10.49 on December 31, 2010. Book value per share, basic, before accumulated other comprehensive income on September 30, 2011, compared to December 31, 2010, increased by 1.1% to $10.54 from $10.43. No cash dividends were paid for the nine-month period ended September 30, 2011, nor for the comparable period ended September 30, 2010. Of the 5,000,000 common shares authorized, 2,605,856 were outstanding on September 30, 2011 and December 31, 2010.

The Company began a share repurchase program in August of 1999 and has continued the program into 2011. No repurchases were made during the first nine months of 2011 or during the comparable period in 2010.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of September 30, 2011, the Bank maintained Tier 1 capital of $24.4 million, net risk weighted assets of $222.7 million, and Tier 2 capital of $2.8 million. On September 30, 2011, the Tier 1 capital to risk weighted assets ratio was 10.94%, the total capital ratio was 12.19%, and the Tier 1 leverage ratio was 7.49%.

FINANCIAL CONDITION

Total assets decreased by 1.7% to $321.6 million during the nine months ended September 30, 2011. Cash and due from banks, which produce no income, increased to $4.4 million on September 30, 2011 from $3.3 million at year-end 2010.

During the nine months ended September 30, 2011, gross loans declined by $9.7 million or 4.0%, to $237.6 million from $247.4 million at year-end 2010. The largest component of this decrease was in residential first mortgages with a 6.4% decrease of $7.4 million to $108.1 million. The bright spot was growth in Commercial mortgages, non-owner occupied, with a 17.8% increase of $2.3 million to $15.1 million.

Consumer loans, including residential real estate loans, are generally underwritten based on the borrower’s debt-to-income ratio, credit score or payment history and the ratio of the requested loan amount to the value of any collateral. There are established underwriting criteria for these parameters to determine if a loan will be considered an acceptable credit risk. For commercial borrowers, factors we assess include the legal entity of the borrower, the capacity of the borrower to cover its debt service obligations, the strength and creditworthiness of any guarantor support, the value of any collateral relative to the loan amount, stability and predictability of the borrower’s cash flow, and the borrower’s standing with the Virginia State Corporation Commission.

As of September 30, 2011, loans valued at $5.9 million were considered impaired, whereas $6.9 million were considered impaired as of December 31, 2010. Between December 31, 2010 and September 30, 2011, new impaired loans totaled $3.2 million, whereas $4.1 million were dispensed, mainly through foreclosures. Management has reviewed these impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

Risk rating grades are assigned conservatively, causing some homogenous loans, like residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired. An expanded set of risk rating grades was completed and implemented during December of 2010, which expanded the number of pass grades to improve monitoring of performing loans.

Non-performing Assets

	September 30, 2011		December 31, 2010
	Dollars$	Percent	Dollars	Percent
(percentages are as a percent of total loans)
Loans past due 90 days or more and still accruing	$959,177	0.4%	$202,349	0.1%
Non-accruing loans	4,347,668	1.8%	5,574,009	2.3%

Total non-performing loans	$5,306,845	2.2%	$5,776,358	2.3%
(percentages are as a percent of total loans plus OREO)
Other real estate owned	2,708,933	1.1%	4,085,939	1.6%

Total non-performing assets	$8,015,778	3.3%	$9,862,297	3.9%

Non-performing loans, which include loans past due 90 days or more and still accruing plus non-accruing loans, as a percentage of total loans, declined to 2.2% as of September 30, 2011 from 2.3% as of December 31, 2010. Non-accruing loans totaled $4.3 million as of September 30, 2011, down from $5.6 million at year-end 2010. Loans still accruing interest but delinquent for 90 days or more totaled $959 thousand on September 30, 2011, up from $202 thousand on December 31, 2010. Non-performing assets, which include OREO in addition to non-performing loans, decreased to 3.3% at September 30, 2011 from 3.9% at December 31, 2010. The Bank has two TDRs which are comprised by two borrowers, one more at September 30, 2011 than at December 31, 2010, for a total of $2.4 million. The most recent TDR involves seven loans totaling $1.8 million, all of which had already been placed on nonaccrual during the fourth quarter of 2010.

Loans charged off during the first nine months of 2011, net of recoveries, declined materially to $292 thousand compared to $968 thousand for the comparable period in 2010. This represents a reduction in the annualized net charge-off ratio from 0.51% for the first nine months of 2010 to 0.16% for the same period of 2011. The majority of these charge-offs were anticipated and specific reserves had been provided for them in the ALL. Although trends in the quality of the Bank’s loan portfolio clearly show improvement, management is maintaining a conservative level of the ALL at 1.40% of total loans up from 1.31% on December 31, 2010.

The Company now maintains $2.7 million of OREO as of September 30, 2011, another material reduction compared to $4.1 million at year-end 2010. OREO consists of nine residences, fourteen lots, one former restaurant, a former lodging property with a restaurant, two former convenience stores, a former seafood house and one piece of farmland. In 2011, five OREO properties with a book value of $2.8 million were sold for a loss of $40 thousand, and thirteen properties with a total value of $ $1.6 million from seven borrowers were added through foreclosures and a deed in lieu of foreclosure. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of September 30, 2011, securities available-for-sale at fair value totaled $39.5 million as compared to $34.1 million on December 31, 2010. This represents a net increase of $5.4 million or 1.6% for the nine months. As of September 30, 2011, these securities represented 12.3% of total assets and 13.2% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. These gains or losses, net of tax, are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the securities to be other than temporarily impaired.

As of September 30, 2011, total deposits were $271.5 million compared to $260.9 million at year-end 2010. This represents an increase in balances of $10.7 million or 4.1% during the nine months. This increase was due materially to savings and interest bearing demand deposits with a 4.8% increase of $4.9 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2011, was down by $156 thousand, or 7.2%, compared to the nine months ended September 30, 2010. The main driver of this decrease is write-downs and losses of $360 thousand on OREO year-to-date through September 30, 2011, compared to $221 thousand for the same period in 2010. Another factor in this decline is reduced fees from fewer sales of mortgages into the secondary market. Income from Investment Advantage was up to $201 thousand from $171 thousand for the same period of 2010, an increase of $30 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, increases in investment activity will cause increases in the Company’s income. VISA® related fees declined by $14 thousand to $591 thousand in the first nine months of 2011 compared to the similar period in 2010. For the quarter ended September 30, 2011 compared to the same quarter of 2010, non-interest income was up by $139 thousand, due primarily to declines of $182 thousand in OREO losses.

Income from fiduciary activities was up by $11 thousand to $449 thousand for the first nine months of 2011 compared to the similar period in 2010. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2011, non-interest expenses totaled $9.1 million, an increase of $136 thousand, or 1.5%, compared to the same period in 2010, due mainly to a $199 thousand increase in salaries expense. Salaries and employee benefits expense, the largest component of non-interest expense, is up due to the filling of one vacancy, one new credit-related position, and customary salary increases. The main driver of the $75 thousand in reduced occupancy expense is declines in depreciation expense for equipment acquired in 2008 which is now fully depreciated. Also, FDIC insurance assessments are down by $58 thousand for the same period comparison, as result of the FDIC’s new calculation methodology, which was effective April 1, 2011.

Other non-interest expenses include bank franchise taxes, which decreased to $110 thousand for the first nine months of 2011 compared to $123 thousand for the same period in 2010; expenses related to the VISA® program, which increased to $512 thousand for the first nine months of 2011 compared to $503 thousand for the same period in 2010; and telephone expenses, which decreased to $129 thousand for the current period compared to $138 thousand for the same period in 2010. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

For the quarter ended September 30, 2011 compared to the same quarter in 2010, non-interest expense was up by $147 thousand. This was due primarily to an increase in both salaries and benefits expense and other expense by $105 thousand and $107 thousand, respectively.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

The Securities and Exchange Commission (“SEC”) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of September 30, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2011. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended September 30, 2011.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data File attached as Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc. (Registrant)

November 9, 2011	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer

By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer
(Principal Financial Officer)