Form 10-K
period 2011-12-31
BAY BANKS OF VIRGINIA INC
filed 2012-03-28
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2011, based on the closing sale price of the registrant’s common stock on June 30, 2011, was $11,856,645.

The number of shares outstanding of the registrant’s common stock as of March 21, 2012 was 2,610,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2012 are incorporated by reference into Part III of this Form 10-K

BAY BANKS OF VIRGINIA, INC.

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

In August of 1999, Bay Banks of Virginia formed Bay Trust Company. This subsidiary of the Company was created to purchase and manage the assets of the trust department of the Bank of Lancaster. The sale and transfer of assets from the Bank to the Trust Company was completed as of the close of business on December 31, 1999, and the Trust Company opened for business on January 1, 2000. As of January 1, 2000, the Bank of Lancaster no longer owned or managed the trust function, and thereby no longer receives an income stream from the trust department. Income generated by the Trust Company is consolidated with the Bank’s income and the Company’s income for the purposes of the Company’s consolidated financial statements.

The Company’s marketplace is situated on the “Northern Neck” peninsula of Virginia, plus Middlesex County. The “Northern Neck” includes the counties of Lancaster, Northumberland, Richmond, and Westmoreland. Smaller, retired households with relatively high per capita incomes dominate the Company’s primary trading area. The local economy continues to be stagnant. Health care, tourism, and related services are the major employment sectors in the “Northern Neck.”

The Company had total assets of $315.2 million, deposits of $265.5 million, and shareholders’ equity of $28.0 million as of December 31, 2011. Its headquarters are located in Kilmarnock, Virginia and its telephone number is 804-435-1171 or 800-435-1140. The website is www.baybanks.com. Information contained on the Company’s website is not a part of this report.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of financial services to its customers in its market area. These products and services are summarized as follows.

Real Estate Lending. The Bank’s real estate loan portfolio is the largest segment of the loan portfolio. The majority of the Bank’s real estate loans are mortgages on owner-occupied one-to-four family residential properties, many of which have adjustable-rate structures. Residential mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank underwrites residential mortgages as the marketplace allows. Home equity lines of credit are also offered. Construction loans with a twelve-month term are another component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These loans are typically written at a maximum of 80% loan to value and either vary with the prime rate of interest, or adjust in one, three, or five year terms.

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

Consumer Lending. As part of its full range of services, the Bank’s consumer lending includes automobile and boat financing, home improvement loans, and unsecured personal loans. These loans historically entail greater risk than loans secured by real estate, but also offer a higher return.

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

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in a land title insurance agency, Bankers Title of Shenandoah, and an investment and insurance services company, Infinex Investments Inc. Bankers Title of Shenandoah sells title insurance to mortgage loan customers, including customers of the Bank of Lancaster and the other financial institutions that have an ownership interest in the agency. Infinex Investments Inc. provides the Bank’s non-deposit products department, Investment Advantage, with insurance and investment products for marketing within the Bank’s primary marketing area.

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

The following description summarizes the significant state and federal laws to which the Company and the Bank are subject. To the extent statutory or regulatory provisions or proposals are set forth, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

Regulatory Reform – The Dodd-Frank Act.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While some rulemaking under the Dodd-Frank Act has occurred, many of the act’s provisions require study or rulemaking by federal agencies, a process which will take years to fully implement. A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (the “DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

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

Interchange Fees. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards.

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

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. The Company does believe, however, that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act.

Capital Requirements

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying or preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The total and tier 1 capital to risk-weighted asset ratios of the Company as of December 31, 2011 were 12.70% and 11.45%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to adjusted average assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2011, was 7.97%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2011 and 2010, the Company expensed only the base assessment rate for “well capitalized” institutions, which totaled $465 thousand and $566 thousand, respectively, in regular deposit insurance assessments.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Company included an additional $152 thousand related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In the fourth quarter of 2009, the Company paid $1.6 million in prepaid risk-based assessments, which will be expensed in the appropriate periods through December 31, 2012. The balance of the prepayment was approximately $509 thousand on December 31, 2011.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

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

Financial Privacy

In accordance with the Gramm-Leach-Bliley Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Incentive Compensation

In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2011, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main office is located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Bank. In November, 2011, the Trust Company moved its headquarters from 1 North Main Street to 100 South Main Street, Kilmarnock.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2011.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the OTC Bulletin Board under the symbol “BAYK” and transactions generally involve a small number of shares. There were 2,610,856 shares of the Company’s stock outstanding at the close of business on December 31, 2011, which were held by 666 shareholders of record.

The following table summarizes the high and low closing sales prices and cash dividends declared for the two years ended December 31, 2011.

	Market Values				Declared Dividends
	2011		2010		2011	2010
	High	Low	High	Low
First Quarter	$6.25	$4.25	$6.75	$4.85	$—	$—
Second Quarter	5.00	4.50	6.75	4.50	—	—
Third Quarter	4.85	3.10	5.80	3.80	—	—
Fourth Quarter	6.00	2.80	4.40	3.85	—	—

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Part I, Item 1, Business, of this Form 10-K under the heading “Supervision and Regulation.”

The dividend type, amount and timing are established by the Board of Directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder return, and other factors.

The Company began a share repurchase program in August of 1999 and has continued it into 2011. Under the program, combined plans authorize the repurchase of 180,000 shares. Of the 76,702 shares remaining available for repurchase, the Company repurchased none during 2011.

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

EXECUTIVE SUMMARY

In August of 2011, our long time President and Chief Executive Officer, Austin L. Roberts, III, passed away after battling pancreatic cancer for several years. We miss him very much, but are moving forward with great anticipation under our new President and Chief Executive Officer, Randal R. Greene, who joined us in October of 2011. Kenneth O. Bransford, Jr. took the reins during the interim between Mr. Roberts’ decline in health and Mr. Greene’s arrival. Mr. Bransford then retired as of December 31, 2011, but continues to serve on the Company’s Board of Directors and on the Boards of Directors of the subsidiaries. The management team is energized under the new leadership and is coordinating the implementation of numerous plans and projects which we expect to bear earnings ‘fruit’ in 2012. A reduction in force of 15% was completed in January of 2012. Several other initiatives are in process to grow non-interest income, to hire key professionals, to expand lending, to offer new products and to reduce major expenses. A new President and Chief Executive Officer of the Trust Company, Francis A. Burke, joined us in October of 2011. He is a well-respected local attorney who we are proud to have on our team. We intend to continue our traditional conservative philosophy and service to our community during and beyond this transitional time. The Bank does not invest in non-traditional debt securities, nor does it have programs that originate Sub-Prime, Alt-A, or other types of mortgages that have a high risk profile

Looking back at 2011, the level of non-performing assets and impaired loans remained a primary concern. Although significant efforts are made to prevent foreclosures, some are unavoidable, but a good sign is that balances in Other Real Estate Owned (“OREO”) declined to $2.3 million on December 31, 2011 from $4.1 million on December 31, 2010. Non-accruing loans, which no longer provide interest income, remain elevated at $5.4 million. Balances on loans considered impaired that are not already non-accruing also remain elevated at $2.6 million on December 31, 2011.

Net loan charge-offs declined to $537 thousand during 2011, compared to $1.3 million during 2010. This represents 0.22% of loans in 2011 compared to 0.50% of loans in 2010. Nearly all of the charge-offs recorded in 2011 were included in the Allowance for Loan Losses (“ALL”) as specific reserves on impaired loans at December 31, 2010. Consequently, management was able to materially reduce the provision for loan losses expense by $225 thousand in 2011 compared to 2010 while maintaining a conservative level of ALL. In consideration of continued economic uncertainty, management believes the conservative level of ALL at a relatively high level of $3.2 million, or 1.35% of loans is prudent. We are cautiously optimistic that the worst levels of foreclosures and charge-offs is behind the company.

Like all financial institutions holding insured domestic deposits, one of the major challenges to earnings is “FDIC” insurance premiums for those deposits. This insurance remains historically high as the FDIC rebuilds the Deposit Insurance Fund. As a result, the Bank continued to experience elevated levels of FDIC assessment expense in 2011.

Another major earnings challenge in 2011 relates to foreclosed properties. The Bank experienced $325 thousand in write-downs on existing OREO due to declines in values, $110 thousand in losses on sales of OREO, and $161 thousand in sundry maintenance and repairs on these properties, for a total expense of $596 thousand in 2011. This represents a $201 thousand increase over the $395 thousand expense in 2010.

Interest margins remain a challenge, but they are being managed effectively. Although interest rates remain near historic lows, declines in interest income during 2011 have been more than mitigated by reductions in interest expense, resulting in an increase in net interest income of $261 thousand for 2011 compared to 2010. Loan yields remain low, contributing to the reduced interest income, which is also negatively impacted to a lesser degree by nonaccruing loans. However, management has systematically reduced deposit rates to reflect the current rate environment, creating compensating reductions in costs of funds and interest expense, and therefore minimizing declines in net interest income as noted previously. The $15 million paydown in Federal Home Loan Bank of Atlanta (“FHLB”) advances contributed a material $499 thousand to the reduction in interest expense. Looking forward, as time deposits continue to mature and new ones are issued at lower rates reductions in interest expense are expected to continue.

The loan portfolio is $10.4 million smaller as of December 31, 2011 compared to December 31, 2010. This reduction occurred mainly in the first half and then stabilized in the second half of 2011. Although the Bank originates millions of dollars in new loans each month, the level of originations has not been sufficient to mitigate loan pay downs, prepayments and foreclosures. This has also contributed to the decline in interest income. This trend appears to be reversing, as the loan portfolio is growing so far in 2012.

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

Management calculates the ALL and evaluates it for adequacy every quarter. This process is lengthy and thorough. The calculation is based on information such as past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay the estimated value of any underlying collateral, and current economic conditions. The quarterly process includes consideration of certain borrowers’ payment histories compared to the terms of each loan agreement and other adverse factors such as divorce, loss of employment income, and bankruptcy. Each loan is then given a risk grade which represents the extent (or lack) of weakness. This grading process occurs dynamically throughout each quarter as new information is learned about each borrowing relationship.

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

The ALL calculation has three main elements. First, large commercial and construction loan relationships with adverse risk rating grades, in bankruptcy, nonaccruing, or more than 30 days past due are evaluated for impairment. For loans determined to be impaired, a specific allowance is provided when the loan balance exceeds its discounted collateral value or cash flows. Real estate collateral value is determined based on appraisals done by third parties. At such time as a loan is assigned to a ‘watch’ grade, if the most recent appraisal is more than two years old, a new appraisal will generally be ordered. Discounts applied to collateral include estimated realtor commissions on real estate (in consideration of selling costs should the Bank end up owning the property), and industry-standard reductions in values for accounts receivable, inventory and other varying forms of collateral.

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

OVERVIEW

2011 Compared to 2010

Bay Banks of Virginia, Inc. recorded net income for 2011 of $350,142, or $0.13 per basic and diluted share, as compared to $372,269, or $0.14 per basic and diluted share in 2010. This is a decrease in net income of $22,127 as compared to 2010. Net interest income for 2011 increased 2.6% to $10.3 million, as compared to $10.1 million for 2010. Provision expense for loan losses declined 31.3% from $720 thousand in 2010 to $495 thousand in 2011. Non-interest income increased 0.3% to $3.0 million in 2011 from 2010. Non-interest expenses increased 4.2% to $12.5 million, from $12.0 million in 2010.

Performance as measured by the Company’s return on average assets was 0.1% for the year ended December 31, 2011 and 2010. Performance as measured by return on average equity was 1.3% for the year ended December 31, 2011, compared to 1.4% for 2010.

Return on Equity & Assets

Years Ended December 31,	2011	2010	2009
Net Income	$350,142	$372,269	$(104,494)
Average Total Assets	$326,725,816	$333,730,498	$328,923,743
Return on Assets	0.1%	0.1%	-0.3%

Average Equity	$27,899,501	$27,409,270	$26,514,313
Return (loss) on Equity	1.3%	1.4%	-0.4%

Cash Dividends declared per share	$—	$—	$0.35
Average Shares Outstanding	2,607,034	2,605,855	2,592,719
Average Diluted Shares Outstanding	2,607,097	2,605,855	2,592,719
Net Income (loss) per Share	$0.13	$0.14	$(0.04)
Net Income (loss) per Diluted Share	$0.13	$0.14	$(0.04)
Cash Dividend Payout Ratio	0.0%	0.0%	-801.8%
Stock Dividends	$—	2-for-25	$—
Average Equity to Assets Ratio	8.5%	8.2%	8.1%

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

The following table shows details of yields on interest-earning assets (e.g. loans), costs of interest-bearing liabilities (e.g. deposits) and the resulting net interest margins for the years ended December 31, 2011 and 2010.

Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
Years ended December 31,	2011			2010			2009
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable Investments	$26,543	$763	2.87%	$26,713	$907	3.40%	$18,641	$778	4.17%
Tax-Exempt Investments (1)	8,921	421	4.72%	8,602	479	5.57%	17,534	970	5.53%

Total Investments	35,464	1,184	3.34%	35,315	1,386	3.93%	36,175	1,748	4.83%

Gross Loans (2)	240,832	13,429	5.58%	249,480	14,287	5.73%	250,207	15,191	6.07%
Interest-bearing Deposits	21,181	51	0.24%	18,685	49	0.26%	12,437	38	0.31%
Federal Funds Sold	4,789	9	0.19%	4,203	8	0.19%	4,922	9	0.18%

Total Interest Earning Assets	$302,266	$14,673	4.85%	$307,683	$15,730	5.11%	$303,741	$16,986	5.59%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$48,419	$382	0.79%	$46,125	$397	0.86%	$45,234	$413	0.91%
NOW Deposits	39,468	99	0.25%	36,285	104	0.29%	35,119	145	0.41%
Time Deposits => $100,000	49,672	1,205	2.43%	51,676	1,459	2.82%	50,992	1,702	3.34%
Time Deposits < $100,000	64,768	1,466	2.26%	69,976	1,970	2.81%	70,255	2,328	3.31%
Money Market Deposit Accounts	20,742	151	0.73%	19,939	171	0.86%	19,532	243	1.24%

Total Deposits	$223,069	$3,303	1.48%	$224,001	$4,101	1.83%	$221,132	$4,831	2.18%

Federal Funds Purchased	$56	$—	0.00%	$17	$—	0.00%	$26	$—	0.00%
Securities Sold Under Repurchase Agreements	6,093	15	0.25%	6,820	15	0.22%	6,519	15	0.23%
FHLB Advances	23,508	889	3.78%	30,000	1,388	4.63%	30,000	1,388	4.63%

Total Interest-Bearing Liabilities	$252,726	$4,207	1.66%	$260,838	$5,504	2.11%	$257,677	$6,234	2.42%

Net interest income and net interest margin		$10,466	3.46%		$10,226	3.32%		$10,752	3.54%
Net interest spread			3.19%			3.00%			3.17%

Notes:

(1)	Income and yield is tax-equivalent assuming a federal tax rate of 34%.
(2)	Includes Visa credit card program, nonaccrual loans, and fees.

As shown in the table above, net interest income, on a fully tax equivalent basis, which reflects the tax benefits of tax-exempt interest income, was $10.5 million in 2011 and $10.2 million in 2010.

The Company’s net interest margin increased to 3.46% for 2011 as compared to 3.32% for 2010. Simply stated, interest expense on interest-bearing liabilities ($4.2 million for 2011 versus $5.5 million for 2010) decreased more than interest income on earning assets ($14.7 million for 2011 versus $15.7 million for 2010). Average earning assets decreased to $302.3 million for 2011 as compared to $307.7 million for 2010. Average interest bearing liabilities decreased to $252.7 million in 2011 as compared to $260.8 million in 2010.

The decrease in total earning assets is due mainly to the decline gross loans. Average loan balances decreased 3.5%, primarily due to decreases in construction and land loans and residential mortgages secured by real estate. The change in mix of assets, where balances in higher-yielding assets (loans) decreased and balances in lower-yielding assets (interest-bearing deposits) increased, is part of the explanation for the decrease in earning asset yield, but the primary explanation is the continued decline in market rates during 2011.

Both low market rates and reduced loan balances contributed to the decline in interest income. Customers continue to refinance existing loans at historically low rates. Another contributor to the decrease in interest income and earning-asset yield has been downward rate adjustments on adjustable-rate mortgages (“ARMs”), caused by historically low prime rates. Many of the Bank’s residential mortgages are ARMs and commercial loans which vary with Prime. Since the Bank is generally not willing to take the interest-rate risk associated with 30-year fixed rate mortgages, which are currently preferred by many customers in this low rate environment, these loans are sold into the secondary market after origination.

For the same period, 2011 compared to 2010, average deposit balances decreased 0.5%, mainly due to decreases in time deposits. Reductions in deposit rates allowed management to reduce interest expense and reduce the cost of deposits to 1.48% from 1.83%. The other major contributor to the reduction in interest expense was the paydown of half of the Bank’s FHLB advances in 2011, resulting in a savings of $499 thousand in interest expense. Hence, much of the decline in interest income was mitigated with reductions in interest expense.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31,	2011 vs. 2010			2010 vs. 2009
(Dollars in Thousands)	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$(51)	$(93)	$(144)	$264	$(136)	$128
Tax-exempt investments (2)	32	(91)	(59)	(499)	9	(490)
Gross Loans	(531)	(327)	(858)	(214)	(690)	(904)
Interest-bearing deposits	7	(5)	2	16	(4)	12
Federal funds sold	1	—	1	(1)	—	(1)

Total interest earning assets	$(542)	$(516)	$(1,058)	$(434)	$(821)	$(1,255)

Interest-Bearing Liabilities:
NOW checking	$9	$(14)	$(5)	$4	$(45)	$(41)
Savings deposits	19	(34)	(15)	8	(24)	(16)
Money market accounts	7	(27)	(20)	5	(77)	(72)
Certificates of deposit < $100,000	(138)	(366)	(504)	(8)	(350)	(358)
Certificates of deposit => $100,000	(52)	(203)	(255)	34	(276)	(242)
Federal funds purchased	—	—	—	—	—	—
Securities sold under repurchase agreements	(1)	1	—	1	(1)	—
FHLB advances	(270)	(229)	(499)	—	—	—

Total interest-bearing liabilities	$(426)	$(872)	$(1,298)	$44	$(773)	$(729)

Change in net interest income	$(116)	$356	$240	$(478)	$(48)	$(526)

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

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

The simulation models indicate that the Bank’s balance sheet is asset sensitive, which management believes is favorable in the current low interest rate environment. This means that as rates rise, interest-earning assets should reprice faster than interest-bearing liabilities, allowing interest income to rise faster than interest expense. Thus, net interest income and the net interest margin should grow.

During 2011, in anticipation of rising rates, the Bank continued accepting time deposits on longer maturities whenever possible, which should allow the Bank to reduce the speed of interest expense increases when rates begin to rise and favorably increase asset sensitivity. This can be a win-win for customers, also, as they can earn a better return with a longer-term time deposit.

Non-Interest Income

Total non-interest income increased by $8 thousand, or 0.3%, in 2011 as compared to 2010. This is primarily due to additional gains on the sale of securities of $148 thousand and increases in other service charges and fees of $135 thousand. Decreases in non-interest income included secondary market lending fees, which decreased 25.6% to $213 thousand in 2011 from $286 thousand in 2010. These fees are generated when a loan is sold into the secondary market. When the Bank is evaluating a potential loan, many factors influence the determination of whether that loan will be sold or held in the Bank’s own portfolio, including the size of the desired loan, the term, the rate, the structure and management’s intention to grow the Bank’s loan portfolio or not. Loans are sold into the secondary market on a loan-by-loan basis, some with servicing retained and some with servicing released. Servicing is retained only for loans sold to FNMA. Ongoing fees are earned for servicing of the loans sold to FNMA. These servicing fees are immaterial to the balances of the loans serviced and risks related to these servicing activities are minimal. Additionally, other decreases in non-interest income include losses on the sale of OREO properties of $435 thousand in 2011 as compared to $264 thousand in 2010 VISA income declined by 1.0% to $795 thousand in fees in 2011 compared to $803 thousand in 2010. The Investment Advantage Program saw increases in 2011, earning $308 thousand in non-deposit income in 2011 compared to $226 thousand in 2010.

Additionally, ATM interchange fee income increased by $39 thousand in 2011 versus 2010, which is related to increased debit card usage by the Bank’s customers and attributable to continued growth in the Score-to-Win program. This program awards points for debit card usage, which can be partly redeemed for a variety of merchandise.

Non-Interest Expense

For the year ended December 31, 2011, total non-interest expense increased 4.2%, to $12.5 million from $12.0 million in 2010. Non-interest expense is comprised of salaries and benefits, occupancy expense, state bank franchise tax, Visa program expense, telephone expense, FDIC assessments and other expense.

The largest portion of non-interest expense is salary and benefits, which increased 6.3% to $6.4 million in 2011 from 6.0 million in 2010, which represents the largest change in non-interest expense of $379 thousand. The other large portion of non-interest expense is other expense, which remained essentially unchanged at $2.2 million. The other major increase in non-interest expense was defalcation of $246 thousand, but the Company expects a recovery of the majority of this expense via insurance in 2012. Expenses related to the VISA program increased by 2.8% to $685 thousand in 2011 as compared to $666 thousand in 2010. However, when also considering the interest and non-interest income generated by the VISA program prior to taxes, it provided a net positive contribution to the Company of $126 thousand in 2011, up from $110 thousand in 2010.

FDIC insurance premium assessments decreased 17.9% to $465 thousand in 2011 from $566 thousand in 2010. See Part I, Item 1, “Supervision and Regulation - “Deposit Insurance” earlier in this Form 10-K for a thorough discussion on FDIC assessments. Occupancy expense decreased by $74 thousand, or 3.7% in 2011, as compared to 2010, due mainly to reduced depreciation expense as short-lived assets reached full amortization. Bank franchise tax expense decreased 18.6% to $127 thousand in 2011 as compared to $156 thousand in 2010, due to increased property tax expense credits related to OREO properties. Telephone expense decreased 8.1% to $168 thousand in 2011 as compared to $183 thousand in 2010.

No test for impairment of goodwill was necessary in 2011 because the conditions surrounding the five branch offices purchased in 1994, 1998 and 2000 are unchanged since the 2010 test. It is likely that these business combinations will remain accretive to the estimated future earnings per share of Bay Banks of Virginia, Inc. and continued to provide greater cash flow during 2011 than at their respective dates of acquisition.

Income Taxes

There was an income tax benefit of $24 thousand in 2011 compared a benefit of $41 thousand in 2010. This represents a decrease in tax benefit of $17 thousand, due mainly to increased amortization of tax-exempt securities and reduced income on tax-exempt loans. Income tax benefits are created when tax-exempt income plus other tax credits are larger than net income before income taxes. Income tax benefit corresponds to an effective rate of (7.4%) and (12.3%) for the years ended December 31, 2011 and 2010, respectively. Note 14 to the Consolidated Financial Statements provides a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 14 to the Consolidated Financial Statements is information regarding deferred taxes for 2011 and 2010.

Loans

The loan portfolio declined during 2011, with balances decreasing by 4.3% to $235.9 million as of December 31, 2011, compared to December 31, 2010 balances of $246.5 million. Loans secured by real estate represent the largest category, comprising 88.4% of the loan portfolio at December 31, 2011. Of these balances, 1-4 family residential loans, which comprise the majority of real estate loan balances at $135.4 million, decreased by $10.2 million, or 7.0%. Other loans secured by real estate, the majority of which are commercial in nature, increased by $1.8 million, or 4.3%, and represent 18.7% of the loan portfolio at year-end 2011 as compared to 17.1% at year-end 2010. Construction and land loans decreased by $3.0 million, or 9.7%. Commercial and Industrial loan balances increased by $1.4 million, or 7.9%, and represented 8.0% of total loans at year-end 2011 as compared to 7.1% at year-end 2010. Consumer and other loans decreased by $537 thousand, or 6.1% in 2011, and represented 3.5% of total loans at year-end 2011 as compared to 3.6% at year-end 2010.

Types of Loans

Years ended December 31,	2011		2010		2009		2008		2007
(Dollars in thousands)
Mortgage loans on real estate:
Construction and land loans	$27,642	11.7%	$30,620	12.4%	$33,028	13.2%	$36,506	14.5%	$45,698	17.6%
Secured by farmland	1,526	0.6%	1,604	0.7%	1,446	0.6%	80	0.0%	87	0.0%
Secured by 1-4 family residential	135,379	57.4%	145,607	59.1%	140,840	56.3%	142,318	56.6%	144,821	55.8%
Other real estate loans	44,045	18.7%	42,218	17.1%	46,383	18.5%	43,669	17.4%	40,975	15.8%
Commercial and industrial loans (not secured by real estate)	18,983	8.0%	17,592	7.1%	18,877	7.5%	19,389	7.7%	18,254	7.0%

Consumer and other	8,329	3.5%	8,866	3.6%	9,660	3.9%	9,432	3.8%	9,922	3.8%

Total	$235,904	100.0%	$246,507	100.0%	$250,234	100.0%	$251,394	100.0%	$259,757	100.0%

Notes:

Deferred loan costs & fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

As of December 31, 2011

	One Year or Less		One to Five Years		Over Five Years
(Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial and industrial	$4,722	$1,872	$7,516	$233	$4,640	$—
Real Estate - Construction	7,524	2,723	13,295	—	4,100	—
Real Estate - Mortgage	4,397	62,343	32,503	29,949	49,731	2,027
Consumer and Other	2,345	545	5,235	—	204	—

Total	$18,988	$67,483	$58,549	$30,182	$58,675	$2,027

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

As shown in the following table, provision for loan losses was $495 thousand in 2011 compared to $720 thousand in 2010, a considerable reduction of $225 thousand. After net charge-offs of $537 thousand, ALL is $3.2 million on December 31, 2011 compared to $3.2 million on December 31, 2010. This level of net charge-offs represents 0.22% of total loans, a considerable reduction compared to 0.50% in 2010. As of December 31, 2011, management considered the allowance for loan losses to be sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31,	2011	2010	2009	2008	2007
(Dollars in Thousands)
Balance, beginning of period	$3,231	$3,769	$2,552	$2,347	$2,235

Loans charged off:
Commercial and industrial	$(11)	$(22)	$(144)	$(22)	$(15)
Real estate - construction	(35)	(30)	(61)	(67)	—
Real estate - mortgage	(314)	(1,251)	(504)	—	(106)
Consumer and other (including Visa program)	(217)	(188)	(316)	(114)	(89)

Total loans charged off	$(577)	$(1,491)	$(1,025)	$(203)	$(210)

Recoveries of loans previously charged off:
Commercial and industrial	$—	$1	$63	$2	$1
Real estate - construction	—	7	—	—	—
Real estate - mortgage	1	98	—	—	—
Consumer and other (including Visa program)	39	127	77	12	23

Total recoveries	$40	$233	$140	$14	$24

Net charge offs	$(537)	$(1,258)	$(885)	$(189)	$(186)

Provision for loan losses	495	720	2,102	394	298

Balance, end of period	$3,189	$3,231	$3,769	$2,552	$2,347

Average loans outstanding during the period	$240,832	$249,480	$250,207	$252,995	$252,925

Ratio of net charge-offs during the period to average loans outstanding during the period	0.22%	0.50%	0.35%	0.07%	0.07%

The level of net charge-offs in 2011 was $721 thousand lower than in 2010.

As of December 31, 2011, the ratio of the allowance for loan losses to total loans was 1.35% as compared to 1.31% as of December 31, 2010.

Allocation of the Allowance for Loan Losses

Years Ended December 31,	2011		2010		2009		2008		2007
(Dollars in Thousands)
Commercial and industrial	$282	8.8%	$70	2.2%	$358	9.5%	$355	13.9%	$434	18.5%
Real estate - construction	190	6.0%	193	6.0%	22	0.6%	50	2.0%	251	10.7%
Real estate - mortgage	2,524	79.1%	2,048	63.4%	2,931	77.8%	1,230	48.2%	1,006	42.8%
Consumer and other	185	5.8%	211	6.5%	458	12.1%	273	10.7%	216	9.2%
Unallocated	8	0.3%	709	21.9%	—	0.0%	644	25.2%	440	18.7%

Total	$3,189	100.0%	$3,231	100.0%	$3,769	100.0%	$2,552	100.0%	$2,347	100.0%

Non-Performing Assets

As of December 31, 2011, non-performing assets as a percentage of total loans and other real estate owned was 3.2%, down from 3.9% at year-end 2010. The coverage ratio of allowance to total non-performing assets increased to 58.2% at year-end 2011 from 55.9% at year-end 2010. OREO, including solely foreclosed properties, at year-end 2011 decreased to $2.3 million from $4.1 million at year-end 2010. The year-end 2011 figure represents seven residences, fourteen separate lots, one lodging property, one lodging property with a restaurant, two former convenience stores, a former seafood house and one piece of farmland. Ten

OREO properties with a total value of $3.4 million were sold in 2011 for losses of $110 thousand, and twelve properties with a total value of $1.7 million from eight borrowers were added through foreclosure. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell.

During 2011, nonaccruing loan balances decreased by $87 thousand. The majority of the $5.5 million in non-accruing balances is represented by three commercial borrowers with balances totaling $3.1 million. These loans are also considered impaired with $969 thousand in allowance provided for them.

Non-Performing Assets

(Dollars in Thousands)	December 31, 2011		December 31, 2010		December 31, 2009
	$	%	$	%	$	%
(percentages are as a percent of total loans)
Loans past due 90 days or more and still accruing	$60	0.0%	$202	0.1%	$153	0.1%
Non-accruing loans	5,417	2.3%	5,574	2.3%	5,257	2.1%

Total non-performing loans	$5,477	2.3%	$5,776	2.3%	$5,410	2.2%

Allowance for loan losses	$3,189	1.3%	$3,231	1.3%	$3,769	1.5%
Allowance to non-performing loans	58.2%		55.9%		69.7%

(percentages are as a percent of total loans plus OREO)
Other real estate owned	2,280	1.0%	4,086	1.6%	2,193	0.9%

Total non-performing assets	$7,757	3.2%	$9,862	3.9%	$7,603	3.0%

Impaired loans not included in the table above totaled $2.6 million at December 31, 2011, with an associated allowance of $250 thousand. These loans are identified and monitored as part of the risk grading and ALL calculation process.

There are four troubled debt restructurings with a balance of $3.3 million at December 31, 2011, one troubled debt restructuring with a balance of $624 thousand at December 31, 2010 and no troubled debt restructurings at December 31, 2009 in the loan portfolio.

For more detailed information on non-accrual, past due and impaired loan policies, refer to Note 1 and Note 5 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Securities

As of December 31, 2011, investment securities totaled $41.8 million, an increase of 22.7% as compared to 2010 year-end balances of $34.1 million.

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available for sale are carried at fair market value, with after-tax market value gains or losses disclosed as an “unrealized” component of shareholders’ equity entitled “Accumulated other comprehensive income.” The after-tax unrealized gains or losses are recorded as a portion of other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the gain or loss is realized, typically at the time of sale. As of December 31, 2011, the Company had accumulated other comprehensive gains net of deferred tax related to securities available-for-sale of $761 thousand as compared to $298 thousand at year-end 2010.

The investment portfolio shows a net unrealized gain of $1.2 million on December 31, 2011, a significant increase compared to a net unrealized gain of $451 thousand on December 31, 2010. The continued low interest rate environment is generally responsible for these unrealized gains, since bond prices are inversely proportional to bond rates, and the bonds in the Bank’s portfolio were mostly purchased at lower prices. The unfortunate consequence of this market is that it makes the acquisition of additional securities unattractive relative to securities already owned, as interest rates are typically lower and prices are typically higher.

None of the securities in the investment portfolio is considered other-than-temporarily-impaired. Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. As a result, temporary impairment can occur with rising interest rates, since the market value of a fixed income investment will fall as interest rates rise. On the other hand, market values will increase as interest rates fall.

None of the unrealized loss positions on December 31, 2011 are considered to be a result of credit deterioration.

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

Investment Maturities and Average Yields

As of December 31, 2011

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years

U.S. Government and Agencies:
Book Value	$3,010	$5,688	$—	$—
Market Value	$3,025	$5,770	$—	$—
Weighted average yield	1.07%	1.39%	0.00%	0.00%
States and Municipal Obligations:
Book Value	$5,256	$14,160	$11,313	$1,219
Market Value	$5,273	$14,540	$11,843	$1,346
Weighted average yield	3.73%	2.76%	4.21%	4.92%
Restricted Securities:
Book Value	$—	$—	$0	$1,991
Market Value	$—	$—	$—	$1,991
Weighted average yield	0.00%	0.00%	0.00%	0.79%
Total Securities:
Book Value	$8,266	$19,848	$11,313	$3,210
Market Value	$8,298	$20,310	$11,843	$3,337
Weighted average yield	2.76%	2.36%	4.21%	2.36%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

During 2011, average total deposits decreased 0.5% to $266.8 million as compared to average total 2010 deposits of $268.0 million. Average non-interest bearing demand deposits decreased 0.5%, average NOW accounts increased 4.3%, and average savings accounts increased 8.6%, during 2011. Relative to the 5.9% decrease in average time deposits during the same period, the shift in deposit mix to less costly deposits is apparent.

	Average Deposits and Rates
Years Ended December 31,	2011		2010		2009
(Dollars in Thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$43,803	0.00%	$44,012	0.00%	$40,925	0.00%

Interest bearing Deposits:
NOW Accounts	$39,397	0.25%	$36,285	0.29%	$35,119	0.41%
Regular Savings	48,419	0.79%	46,125	0.86%	45,234	0.91%
Money Market Deposit Accounts	20,742	0.73%	19,939	0.86%	19,532	1.24%
Time Deposits - Retail
CD’s $100,000 or more	49,672	2.43%	51,676	2.83%	48,815	3.37%
CD’s less than $100,000	64,768	2.26%	69,976	2.81%	70,255	3.32%
Time Deposits - Brokered	—	0.00%	—	0.00%	2,177	2.68%

Total Interest bearing Deposits	$222,998	1.48%	$224,001	1.83%	$221,132	2.18%

Total Average Deposits	$266,801	1.24%	$268,013	1.53%	$262,057	1.82%

Maturity Schedule of Time Deposits of $100,000 and over

As of December 31,	2011	2010	2009
(Thousands)
3 months or less	$3,068	$3,153	$9,769
3-6 months	1,284	2,417	3,309
6-12 months	4,889	6,323	13,013
Over 12 months	42,648	34,859	25,168

Totals	$51,889	$46,752	$51,259

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with stock or private equity offerings or through earnings. Management believes that the Company’s capital level at December 31, 2011, is sufficient to support current economic uncertainty.

In 2009, the parent company obtained its operating funds via dividends paid by the Bank. Banking regulations limit the amount of dividend distributions a bank can make to net undistributed profits of the current year plus two prior years, unless prior regulator approval is granted. Due to the large loan loss provision expense taken in the fourth quarter of 2009, which significantly reduced the Bank’s 2009 earnings, there were no undistributed profits available for distribution from the Bank to the parent. Therefore, in 2010 and 2011, the parent company obtained its operating funds through fees paid by the Bank and Trust Company.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Assets ratio of 8.0%, a Tier 1 Capital to Risk Weighted Assets ratio of 4.0% and a Tier 1 Capital to Adjusted Average Assets ratio (Leverage ratio) of 4.0%. As of December 31, 2011, the Company maintained these ratios at 12.7%, 11.5%, and 8.0%, respectively. At year-end 2010, these ratios were 12.0%, 10.7%, and 7.5%, respectively. For more detailed information, refer to Note 15 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Total capital, before accumulated other comprehensive income, grew by 1.4% to $27.6 million as of year-end 2011 as compared to $27.2 million at year-end 2010. Accumulated other comprehensive income was $445 thousand at year-end 2011, compared to

$154 thousand at year-end 2010, mainly due to increases in unrealized gains on the investment portfolio. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of unrealized gains and losses on securities at the end of a given accounting period.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations (such as commitments to fund loans) through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with other banks, federal funds sold and investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates determines its liquidity. Management believes that the Company maintains overall liquidity that is more than sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs. Given current economic uncertainty, management is maintaining an historically high level of liquidity.

At December 31, 2011, liquid assets totaled $44.7 million or 14.2% of total assets, down from $50.0 million and 15.3% at December 31, 2010. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains federal funds lines with regional banks totaling approximately $20.3 million. In addition, the Bank has borrowing capacity with the FHLB with $45.9 million remaining available as of December 31, 2011. With additional collateral, $34.9 million would be available from the FHLB.

The impact of contractual obligations is limited to two FHLB advances, one for $10.0 million, which matures in September of 2016 and one for $5.0 million, which matures in May of 2014. For details on these advances, please refer to Note 13 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Off Balance Sheet Arrangements

December 31,	2011	2010	2009
(Dollars in Thousands)
Total Loan Commitments Outstanding	$31,170	$32,351	$36,714
Standby-by Letters of Credit	378	446	617

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010	2011	2010

ASSETS
Cash and due from banks	$4,728,895	$3,275,584
Interest-bearing deposits	10,369,075	14,735,892
Federal funds sold	2,136,375	4,727,084
Securities available for sale, at fair value	41,799,121	34,073,728
Restricted securities	1,991,200	2,358,500
Loans, net of allowance for loan losses of $3,188,541 and $3,230,677	233,501,281	244,142,325
Premises and equipment, net	12,300,274	12,697,447
Accrued interest receivable	1,161,191	1,159,924
Other real estate owned, net of valuation allowance	2,279,935	4,085,939
Goodwill	2,807,842	2,807,842
Other assets	2,136,907	3,021,300

Total assets	$315,212,096	$327,085,565

LIABILITIES
Noninterest-bearing deposits	$43,803,349	$44,960,718
Savings and interest-bearing demand deposits	105,269,889	103,908,863
Time deposits	116,444,867	111,984,418

Total deposits	$265,518,105	$260,853,999

Securities sold under repurchase agreements	5,277,158	7,598,021
Federal Home Loan Bank advances	15,000,000	30,000,000
Other liabilities	1,402,049	1,291,235
Commitments and contingencies	—	—

Total liabilities	$287,197,312	$299,743,255

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,610,856 and 2,605,856 shares, respectively)	$13,054,280	$13,029,280
Additional paid-in capital	4,971,531	4,965,460
Retained earnings	9,543,634	9,193,492
Accumulated other comprehensive income, net	445,339	154,078

Total shareholders’ equity	$28,014,784	$27,342,310

Total liabilities and shareholders’ equity	$315,212,096	$327,085,565

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2011	2010

INTEREST INCOME
Loans, including fees	$13,428,760	$14,286,657
Securities:
Taxable	763,177	906,674
Tax-exempt	277,558	316,707
Federal funds sold	8,923	7,862
Interest-bearing deposit accounts	51,204	49,228

Total interest income	14,529,622	15,567,128

INTEREST EXPENSE
Deposits	3,302,061	4,101,264
Federal funds purchased	389	131
Securities sold under repurchase agreements	14,593	14,860
FHLB advances	889,230	1,388,386

Total interest expense	4,206,273	5,504,641

Net interest income	10,323,349	10,062,487
Provision for loan losses	495,000	720,214

Net interest income after provision for loan losses	9,828,349	9,342,273

NON-INTEREST INCOME
Income from fiduciary activities	592,396	587,159
Service charges and fees on deposit accounts	663,317	664,012
VISA-related fees	794,559	802,662
Other service charges and fees	803,260	668,068
Secondary market lending fees	212,616	285,720
Gains on sale of securities available for sale	336,171	188,286
Other real estate (losses)	(435,219)	(264,267)
Net gains (losses) on other investments	(26,536)	1,500
Other income	23,698	23,062

Total non-interest income	2,964,262	2,956,202

NON-INTEREST EXPENSES
Salaries and employee benefits	6,357,346	5,977,859
Occupancy expense	1,894,459	1,968,072
Bank franchise tax	127,099	156,213
Visa expense	684,655	665,850
Telephone expense	167,822	182,707
FDIC assessments	464,665	566,277
Debit card expense	202,813	156,740
Foreclosure property expense	160,827	133,153
Defalcation expense	246,204	—
Other expense	2,160,580	2,159,962

Total non-interest expenses	12,466,470	11,966,833

Net income before income taxes	326,141	331,642

Income tax (benefit)	(24,001)	(40,627)

Net income	$350,142	$372,269

Basic Earnings Per Share
Average basic shares outstanding	2,607,034	2,605,855
Earnings per share, basic	$0.13	$0.14

Diluted Earnings Per Share
Average diluted shares outstanding	2,607,097	2,605,855
Earnings per share, diluted	$0.13	$0.14

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2010	$12,047,357	$4,842,756	$9,912,781	$95,697	$26,898,591
Comprehensive income:
Net income	—	—	372,269	—	372,269
Changes in unrealized holding gains on securities arising during the period, net of taxes of $62,792	—	—	—	121,891
Reclassification adjustment for securities gains included in net income, net of taxes of ($64,017)	—	—	—	(124,269)
Changes in fair value of pension and post-retirement benefit plans, net of taxes of $31,297				60,759

Total other comprehensive income				58,381	58,381

Total comprehensive income					430,650
Stock-based compensation	—	14,279	—	—	14,279
Stock dividend	981,923	108,425	(1,091,558)	—	(1,210)

Balance at December 31, 2010	$13,029,280	$4,965,460	$9,193,492	$154,078	$27,342,310

Comprehensive income:
Net income	$—	$—	$350,142	$—	$350,142
Changes in unrealized holding gains on securities arising during the period, net of taxes of $352,791	—	—	—	684,829
Reclassification adjustment for securities gains included in net income, net of taxes of ($114,298)	—	—	—	(221,873)
Changes in fair value of pension and post-retirement benefit plans, net of taxes of ($88,450)				(171,695)

Total other comprehensive income				291,261	291,261

Total comprehensive income					641,403
Stock-based compensation	25,000	6,071	—	—	31,071

Balance at December 31, 2011	$13,054,280	$4,971,531	$9,543,634	$445,339	$28,014,784

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2011	2010

Cash Flows From Operating Activities
Net income	$350,142	$372,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	788,671	876,433
Net amortization and accretion of securities	134,963	65,878
Provision for loan losses	495,000	720,214
Stock-based compensation	31,071	14,279
Deferred income tax (benefit)	(40,953)	(189,004)
(Gain) on securities available-for-sale	(336,171)	(188,286)
Increase in OREO valuation allowance	325,191	311,240
Loss (gain) on sale of other real estate	110,028	(46,973)
(Gain) on disposal of fixed assets	(5,582)	(1,500)
Decrease in accrued income and other assets	712,558	843,173
(Decrease) increase in other liabilities	(87,851)	110,886

Net cash provided by operating activities	$2,477,067	$2,888,609

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	$5,529,708	$2,214,634
Proceeds from sales and calls of available-for-sale securities	10,065,252	12,027,903
Purchases of available-for-sale securities	(22,417,698)	(14,176,753)
Sales (purchases) of restricted securities	367,300	(120,000)
Decrease in interest bearing deposits in other banks	4,366,817	2,806,743
Decrease (increase) in federal funds sold	2,590,709	(2,421,337)
Loan (originations) and principal collections, net	8,418,539	(81,890)
Proceeds from sale of other real estate	3,126,412	514,884
Improvements to OREO property	(28,123)	(40,489)
Purchases of premises and equipment	(385,915)	(247,470)

Net cash provided by investing activities	$11,633,001	$476,225

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	$203,657	$6,738,886
Net increase (decrease) in time deposits	4,460,449	(10,397,637)
Net (decrease) increase in securities sold under repurchase agreements and federal funds purchased	(2,320,863)	109,228
(Decrease) in FHLB advances	(15,000,000)	—
Dividends paid and cash in lieu of fractional shares	—	(1,210)

Net cash (used in) financing activities	$(12,656,757)	$(3,550,733)

Net increase (decrease) in cash and due from banks	1,453,311	(185,899)

Cash and due from banks at beginning of period	3,275,584	3,461,483

Cash and due from banks at end of period	$4,728,895	$3,275,584

Supplemental Schedule of Cash Flow Information
Interest paid	$4,329,266	$5,534,497

Income taxes paid	120,596	—

Unrealized gain (loss) on investment securities	701,449	(3,603)

Change in fair value of pension and post-retirement obligation	(260,145)	92,056

Loans transferred to other real estate owned	1,727,504	2,631,204

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

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

Bay Trust Company (the “Trust Company”) offers a broad range of investment services, as well as traditional trust and related fiduciary services from its main office in Kilmarnock, Virginia. Included are estate planning and settlement, revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment management accounts and managed, as well as self-directed, rollover Individual Retirement Accounts.

Use of estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the measurement of fair value of foreclosed real estate, deferred taxes, and fair value measurements.

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

Management employs a risk rating system to evaluate and categorize loan portfolio credit risk on a consistent basis. Loans assigned risk rating grades include all commercial loans, commercial loans secured by real estate (commercial mortgages), large residential loans secured by real estate (residential mortgages), loans to real estate developers and contractors, large consumer loans with chronic delinquency, and troubled debt restructures. Risk rating categories are as follows:

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

The specific component of the ALL calculation considers adversely classified loans, as noted above. Adversely classified loans are considered to be those loans risk rated as substandard, doubtful or loss. All other loans not specifically assigned a risk rating are monitored as a discreet pool of loans generally based on delinquency status. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Accrual of interest may or may not be discontinued for any given impaired loan. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Because large groups of smaller balance homogeneous loans are collectively evaluated for impairment, the Company does not generally separately identify smaller balance individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Construction and development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor may face financial pressure unrelated to the project. Loans secured by land, farmland and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Junior mortgages include equity lines. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate which may depreciate over time. Consumer loans carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by divorce, unemployment, personal illness or bankruptcy of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral. Consumer loans include credit cards.

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

Other real estate owned. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of the carrying value or fair value on the date of foreclosure less estimated selling costs, thereby establishing a new cost basis. After acquisition, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in expenses from foreclosed assets and changes in the valuation allowance are included in other real estate gains (losses).

Income taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Advertising. Advertising costs are expensed as incurred, and totaled $137 thousand and $127 thousand for the years ended December 31, 2011 and 2010, respectively.

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

Stock-based compensation plans. Authoritative accounting guidance requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. This cost is recognized over the vesting period of the respective awards.

Recent Accounting Pronouncements.

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

The Securities Exchange Commission (“SEC”) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (“GAAP”) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company has submitted financial statements in (XBRL) format with their SEC filings in accordance with the phased-in schedule.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has adopted ASU 2011-08 early and it did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note 2.	Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at December 31, 2011 and 2010, as reflected on the consolidated balance sheets, was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. Subsequently, this goodwill has been tested annually for impairment. The test performed as of September 30, 2010 found no impairment. Based on ASU 2011-08, which the Company has chosen to adopt early, a qualitative assessment performed as of September 30, 2011 indicated that no further impairment testing was necessary for 2011. Considerations of the qualitative assessment included macroeconomic conditions, industry and market environments, financial performance of the five branches, and changes in key personnel, customers or strategy, none of which cause management to believe that the goodwill is impaired.

Note 3.	Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio are as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,698,771	$100,951	$(4,656)	$8,795,066
State and municipal obligations	31,947,729	1,066,585	(10,259)	33,004,055

	$40,646,500	$1,167,536	$(14,915)	$41,799,121

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,738,339	$43,318	$(27,800)	$8,753,857
State and municipal obligations	24,884,217	502,878	(67,224)	25,319,871

	$33,622,556	$546,196	$(95,024)	$34,073,728

Gross realized gains and gross realized losses on sales of securities were as follows:

Years Ended December 31,	2011	2010
Gross realized gains	$337,919	$203,706
Gross realized losses	(1,748)	(15,420)

Net realized gains	$336,171	$188,286

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2011 are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$8,265,918	$8,299,728
Due after one year through five years	19,847,582	20,310,047
Due after five through ten years	11,751,390	12,281,116
Due after ten years	781,610	908,230

	$40,646,500	$41,799,121

Securities with a market value of $9,284,384 and $9,889,413 at December 31, 2011 and 2010, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2011 and 2010, by duration of the unrealized loss, are shown as follows. Management monitors credit ratings and all securities are investment grade or better. There are two municipal and one federal agency debt securities totaling $1.1 million considered temporarily impaired at December 31, 2011. The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized.

	Less than 12 months		12 months or more			Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$311,122	$4,656	$—	$—	$311,122	$4,656
States and municipal obligations	819,809	10,259	—	—	819,809	10,259

Total temporarily impaired securities	$1,130,931	$14,915	$—	$—	$1,130,931	$14,915

	Less than 12 months		12 months or more			Total
December 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$1,964,436	$27,800	$—	$—	$1,964,436	$27,800
States and municipal obligations	6,679,896	67,224	—	—	6,679,896	67,224

Total temporarily impaired securities	$8,644,332	$95,024	$—	$—	$8,644,332	$95,024

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.6 million at December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security. The investment is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available for sale securities portfolio.

Note 4.	Loans

The following is a summary of the balances of loans:

December 31,	2011	2010
Mortgage loans on real estate:
Construction, Land and Land Development	$27,642,280	$30,620,370
Farmland	1,526,050	1,603,519
Commercial Mortgages (Non-Owner Occupied)	16,198,584	12,787,559
Commercial Mortgages (Owner Occupied)	27,845,596	29,430,716
Residential First Mortgages	107,638,735	115,530,317
Residential Junior Mortgages	28,526,008	30,943,025
Commercial and Industrial	18,983,332	17,591,891
Consumer Loans	8,329,237	8,865,605

Total loans	$236,689,822	$247,373,002
Allowance for loan losses	(3,188,541)	(3,230,677)

Loans, net	$233,501,281	$244,142,325

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by 90 days or more is generally placed on nonaccrual, unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals As of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
December 31, 2011
Construction, Land and Land Development	$—	$93,287	$—	$534,037	$627,324	$27,014,956	$27,642,280
Farmland	—	—	—	—	—	1,526,050	1,526,050
Commercial Mortgages (Non-Owner Occupied)	—	—	—	384,168	384,168	15,814,416	16,198,584
Commercial Mortgages (Owner Occupied)	—	—	—	256,749	256,749	27,588,847	27,845,596
Residential First Mortgages	128,632	92,503	—	1,666,779	1,887,914	105,750,821	107,638,735
Residential Junior Mortgages	29,712	—	—	1,741,286	1,770,998	26,755,010	28,526,008
Commercial and Industrial	43,364	—	—	742,720	786,084	18,197,248	18,983,332
Consumer Loans	56,272	466.560	60,090	90,933	673,855	7,655,382	8,329,237

Total	$257,980	$652,350	$60,090	$5,416,672	$6,387,092	$230,302,730	$236,689,822

Loans Past Due and Nonaccruals As of December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
December 31, 2010
Construction, Land and Land Development	$—	$96,153	$—	$342,618	$438,771	$30,181,599	$30,620,370
Farmland	—	—	—	—	—	1,603,519	1,603,519
Commercial Mortgages (Non-Owner Occupied)	318,043	—	—	1,356,108	1,674,151	11,113,408	12,787,559
Commercial Mortgages (Owner Occupied)	—	—	—	424,249	424,249	29,006,467	29,430,716
Residential First Mortgages	1,694,757	281,878	—	2,174,010	4,150,645	111,379,672	115,530,317
Residential Junior Mortgages	370,812	—	730	1,169,919	1,541,461	29,401,564	30,943,025
Commercial and Industrial	408,738	—	198,606	65,001	672,345	16,919,546	17,591,891
Consumer Loans	667,355	5,984	3,013	42,104	718,456	8,147,149	8,865,605

Total	$3,459,705	$384,015	$202,349	$5,574,009	$9,620,078	$237,752,924	$247,373,002

Note 5.	Allowance for Loan Losses

An analysis of the change in the allowance for loan losses for 2010.

2010
Balance, beginning of year	$3,769,287
Provision for loan losses	720,214
Recoveries	232,883
Loans charged off	(1,491,707)

Balance, end of period	$3,230,677

A disaggregation of the allowance for loan losses by segment is shown below.

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
As of December 31, 2011:
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677
(Charge-offs)	(35,428)	—	(52,117)	—	(232,904)	(29,162)	(16,553)	(211,117)	—	(577,281)
Recoveries	175	—	—	—	1,393	—	—	38,577	—	40,145
Provision	33,235	(3,000)	32,117	(716,133)	1,186,891	287,635	228,334	146,878	(700,957)	495,000

Ending Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541

Individually evaluated for impairment	$119,500	$—	$—	$244,318	$726,552	$465,121	$236,650	$—	$—	$1,792,141
Collectively evaluated for impairment	$71,000	$—	$88,000	$310,000	$435,000	$254,000	$45,000	$185,000	$8,401	$1,396,401

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$408,640	$—	$—	$1,447,278	$3,187,147	$1,790,858	$560,197	$—		$7,394,120
Collectively evaluated for impairment	27,233,640	1,526,050	16,198,584	26,398,318	104,451,588	26,735,150	18,423,135	8,329,237		229,295,702

Total Gross Loans	$27,642,280	$1,526,050	$16,198,584	$27,845,596	$107,638,735	$28,526,008	$18,983,332	$8,329,237		$236,689,822

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non- Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
As of December 31, 2010:
ALLOWANCE FOR LOAN LOSSES:
Ending Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677

Individually evaluated for Impairment	$64,518	$—	$—	$397,451	$93,171	$67,648	$—	$17,662	$—	$640,450
Collectively evaluated for Impairment	$128,000	$3,000	$108,000	$873,000	$113,000	$393,000	$69,869	$193,000	$709,358	$2,590,227

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for Impairment	$1,908,075	$—	$981,978	$1,966,334	$1,803,831	$1,474,024	$242,927	$569,918		$8,947,087
Collectively evaluated for Impairment	28,712,295	1,603,519	11,805,581	$27,464,382	113,726,486	29,469,001	17,348,964	$8,295,687		238,425,915

Total Gross Loans	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$115,530,317	$30,943,025	$17,591,891	$8,865,605		$247,373,002

Unallocated ALL declined during 2011 as loans individually evaluated for impairment were identified and allowance was allocated to them. Provision is allocated to segments based on the balance required by the ALL calculation for each segment. Hence, during 2011, provision expense was reallocated from Commercial Mortgages (Owner occupied) and Farmland into other segments, with most going to Residential First Mortgages.

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

As of December 31, 2011:	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
INTERNAL RISK RATING GRADES
Grade:
Pass	$20,365,500	$1,526,050	$11,209,765	$17,875,112	$13,790,715	$64,767,142
Watch	2,807,742	—	1,847,911	7,079,654	3,952,068	15,687,375
Special mention	2,186,094	—	2,393,755	310,959	—	4,890,808
Substandard	1,940,326	—	681,403	2,323,122	457,698	5,402,549
Doubtful	342,618	—	65,750	256,749	782,851	1,447,968

Total	$27,642,280	$1,526,050	$16,198,584	$27,845,596	$18,983,332	$92,195,842

As of December 31, 2010:	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
INTERNAL RISK RATING GRADES
Grade:
Pass	$22,095,455	$1,603,519	$8,356,208	$18,948,652	$14,323,275	$65,327,109
Watch	2,066,022	—	2,393,854	5,960,095	986,309	11,406,280
Special mention	4,036,860	—	318,043	2,592,417	1,334,108	8,281,428
Substandard	2,422,033	—	364,902	1,672,803	948,199	5,407,937
Doubtful	—	—	1,354,552	256,749	—	1,611,301

Total	$30,620,370	$1,603,519	$12,787,559	$29,430,716	$17,591,891	$92,034,055

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of December 31, 2011	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
PAYMENT ACTIVITY STATUS
Performing	$105,971,956	$26,784,722	$8,178,214	$140,934,892
Nonperforming	1,666,779	1,741,286	151,023	3,559,088

Total	$107,638,735	$28,526,008	$8,329,237	$144,493,980

As of December 31, 2010	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
PAYMENT ACTIVITY STATUS
Performing	$113,356,307	$29,772,376	$8,820,488	$151,949,171
Nonperforming	2,174,010	1,170,649	45,117	3,389,776

Total	$115,530,317	$30,943,025	$8,865,605	$155,338,947

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS As of December 31, 2011	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	901,132	901,132	—	726,266	52,293	52,378
Residential Junior Mortgages	131,226	131,226	—	66,245	7,325	6,208
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	258,875	258,875	—	208,153	14,311	14,309
Commercial & industrial	—	—	—	—	—	—

Consumer	—	—	—	—	—	—

	$1,291,233	$1,291,233	$—	$1,000,665	$73,929	$72,895

With an allowance recorded:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,286,015	2,303,167	726,552	1,254,593	100,550	95,208
Residential Junior Mortgages	1,659,632	1,961,728	465,121	1,451,332	14,483	9,846
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,188,403	1,191,301	244,318	891,128	48,600	44,593
Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548

Consumer	—	—	—	—	—	—

	$6,102,887	$6,475,658	$1,792,141	$4,309,779	$183,480	$167,455

Total Impaired Loans:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	3,187,147	3,204,299	726,552	1,980,859	152,843	147,586
Residential Junior Mortgages	1,790,858	2,092,954	465,121	1,517,577	21,808	16,054
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,447,278	1,450,176	244,318	1,099,281	62,911	58,902
Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548
Consumer	—	—	—	—	—	—

	$7,394,120	$7,766,891	$1,792,141	$5,310,444	$257,409	$240,350

IMPAIRED LOANS as of December 31, 2010:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected

With no related allowance:
Construction, land & land development	$200,000	$200,000	$—	$120,000	$2,213	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,145,848	1,148,692	—	910,146	63,077	60,955
Residential Junior Mortgages	542,376	822,003	—	726,032	24,787	24,042
Commercial Mortgages (non-owner occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	615,327	615,327	—	1,328,235	20,677	18,552
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer	—	—	—	—	—	—

	$3,280,401	$3,591,820	$—	$3,513,273	$121,638	$108,392

With an allowance recorded:
Construction, land & land development	$142,618	$142,618	$64,518	$146,155	$4,723	$4,791
Farmland	—	—	—	—	—	—
Residential First Mortgages	657,983	661,483	93,171	210,744	7,547	1,000
Residential Junior Mortgages	931,648	931,648	67,648	746,447	55,726	58,184
Commercial Mortgages (non-owner-occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner-occupied)	1,351,007	1,368,724	397,451	1,091,400	24,657	37,027

Commercial & industrial	—	—	—	—	—	—

Consumer	569,918	569,918	17,662	456,449	34,232	31,337

	$3,653,174	$3,674,391	$640,450	$2,651,195	$26,885	$132,339

Total Impaired Loans:
Construction, land & land development	$342,618	$342,618	$64,518	$266,155	$6,936	$4,791
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,803,831	1,810,175	93,171	1,120,890	70,624	61,955
Residential Junior Mortgages	1,474,024	1,753,651	67,648	1,472,479	80,513	82,226
Commercial Mortgages (non-owner-occupied)	711,850	711,850	—	283,796	—	—
Commercial Mortgages (Owner-occupied)	1,966,334	1,984,051	397,451	2,419,635	45,334	55,579
Commercial & industrial	65,000	93,948	—	145,064	10,884	4,843
Consumer	569,918	569,918	17,662	456,449	34,232	31,337

	$6,933,575	$7,266,211	$640,450	$6,164,468	$248,523	$240,731

At December 31, 2011, the Bank had four relationships that constitute troubled debt restructurings (“TDRs”), totaling $3.3 million. One relationship involves seven loans totaling $1.8 million, which is included above in the commercial and industrial segment; the construction, land and land development segment; and the residential junior mortgages segment. These loans had defaulted and have been nonaccruing since October of 2010, and were modified during the second quarter of 2011 to provide cross-collateralization between loans and reduced payments. The other three relationships each involve residential first mortgages for a total of $1.5 million in principal balances. Two of these three with balances of $905,631 as of December 31, 2011, were restructured during 2011. One of these two defaulted during 2011. Another TDR, which was restructured in 2010, defaulted in 2011. The two which have defaulted are on nonaccrual where the borrowers have filed for bankruptcy.

At December 31, 2011 and 2010, nonaccruing loans excluded from impaired loan disclosure totaled $681,592 and $899,350, respectively. If interest on these nonaccruing loans had been accrued, such income would have approximated $32,560 in 2011 and $34,567 in 2010.

Loans past due 90 days or more and still accruing interest totaled $60,069 and $202,349 on December 31, 2011 and 2010, respectively.

Note 6.	Foreclosed Assets

Foreclosed assets are presented net of a valuation allowance for losses. An analysis of the valuation allowance on foreclosed assets is shown below.

Years ended December 31,	2011	2010
Balance, beginning of year	$342,740	$31,500
Provision for losses	325,191	311,240
Charge-offs	(517,739)	—

Balance, end of period	$150,192	$342,740

Expenses applicable to foreclosed assets include the following:

Years ended December 31,	2011	2010
Net loss (gain) on sales of real estate	$110,028	$(46,973)
Provision for losses	325,191	311,240
Operating expenses, net of income	161,038	131,280

Total expenses	$596,257	$395,547

Note 7.	Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2011 and 2010 were as follows:

	2011	2010
Land and improvements	$2,085,769	$2,083,560
Buildings and improvements	12,545,110	12,476,076
Furniture and equipment	8,911,442	8,643,976

Total cost	$23,542,321	$23,203,612
Less accumulated amortization and depreciation	(11,242,047)	(10,506,165)

Premises and equipment, net	$12,300,274	$12,697,447

Amortization and depreciation expense for the years ended December 31, 2011 and 2010, totaled $788,671 and $876,433, respectively.

Note 8.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $51,899,482 and $46,751,822, respectively.

At December 31, 2011, the scheduled maturities of time deposits are as follows:

2012	$25,431,034
2013	12,284,342
2014	24,325,815
2015	25,150,274
2016	29,243,020
Thereafter	10,382

$116,444,867

At December 31, 2011 and 2010, overdraft demand deposits reclassified to loans totaled $34,839 and $44,296, respectively.

At December 31, 2011 and 2010, the Company had no brokered deposits.

Note 9.	Employee Benefit Plans

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

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$3,978,778	$3,582,009	$588,822	$533,643
Service cost	274,948	248,146	22,282	20,642
Interest cost	207,974	195,201	31,773	31,356
Actuarial (gain) loss	(175,440)	95,857	47,303	16,720
Benefit payments	(337,599)	(142,435)	(13,562)	(13,539)

Benefit obligation, end of year	$3,948,661	$3,978,778	$676,618	$588,822

Change in plan assets
Fair value of plan assets, beginning of year	$4,749,845	$4,357,129	$—	$—
Actual return (loss) on plan assets	(26,672)	535,151	—	—
Employer contributions	—	—	13,562	13,539
Benefits payments	(337,599)	(142,435)	(13,562)	(13,539)

Fair value of plan assets, end of year	$4,385,574	$4,749,845	$—	$—

Funded Status at the End of the Year	$436,913	$771,067	$(676,618)	$(588,822)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$1,119,187	$957,227	$108,318	$61,182
Prior service cost	(755,465)	(809,427)	—	—
Net obligation at transition	—	—	5,826	8,739

Amount recognized	$363,722	$147,800	$114,144	$69,921

Components of Net Periodic Benefit Cost
Service cost	$274,948	$248,146	$22,282	$20,642
Interest cost	207,974	195,201	31,773	31,356
Expected (return) loss on plan assets	(353,148)	(322,402)	—	—
Amortization of prior service cost	(53,962)	(53,962)	—	—
Amortization of net obligation at transition	—	—	2,913	2,913
Recognized net actuarial loss	42,420	42,933	167	—

Net periodic benefit cost	$118,232	$109,916	$57,135	$54,911

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income)/Loss
Net (gain) loss	$161,960	$(159,825)	$47,136	$16,720
Amortization of prior service cost	53,962	53,962	—	—
Amortization of net obligation at transition	—	—	(2,913)	(2,913)

Total recognized in other comprehensive (income)/loss	$215,922	$(105,863)	$44,223	$13,807

Total Recognized in Net Periodic Benefit Cost and Accumulated Other Comprehensive (Income)/Loss	$334,154	$4,053	$101,358	$68,718

	2011	2010	2011	2010
Weighted-average assumptions as of December 31:
Discount rate used for Net Periodic Pension Cost	5.50%	6.00%	5.50%	6.00%
Discount Rate used for Disclosure	4.50%	5.50%	4.50%	5.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	3.00%	4.00%	N/A	N/A

The accumulated benefit obligation for the defined benefit pension plan was $3,948,661 and $3,978,778 at December 31, 2011 and 2010, respectively.

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

The fair value of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2011 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$991	$991	$—	$—
Mutual funds - fixed income	1,644,987	1,644,987	—	—
Mutual funds - equity	2,739,596	2,739,596	—	—

Total	$4,385,574	$4,385,574	$—	$—

		Fair Value Measurements at December 31, 2010 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$882	$882	$—	$—
Mutual funds - fixed income	1,738,146	1,738,146	—	—
Mutual funds - equity	3,010,817	3,010,817	—	—

Total	$4,749,845	$4,749,845	$—	$—

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

The Company expects to make no contributions to its pension plan for the 2012 plan year. Estimated future benefit payments are, $738,752 for 2012, $298,080 for 2013, $31,398 for 2014, $298,531 for 2015, $140,419 for 2016 and $1,279,247 for 2017 through 2020.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits is 10.0% in 2012 and 2013,and 8.0% in 2014, 8.0% in 2015 and 6.0% in 2016 and thereafter.

If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2011, would be increased by $3,204, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2011, would be increased by $177. If assumed health care cost trend rates were decreased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2011, would be decreased by $2,979, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2011, would be decreased by $165.

The Company expects to contribute $22,061 to its postretirement plan in 2012. Estimated future benefit payments are $24,016 for 2013, $25,554 for 2014, $27,392 for 2015 and $29,081 for 2016.

In addition, as of December 31, 2011 and 2010, the Company paid approximately $13,562 and $13,539, respectively, for employees who retired.

401(k) retirement plan. The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries. Effective January 1, 2010, the Company matches 100% of the first 2% and 25% of the next 4% of an employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $105,096 and $104,830 for the years ended December 31, 2011 and 2010, respectively.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2011 and 2010, the Company had outstanding loan commitments approximating $31,170,252 and $32,350,533, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2011 and 2010, commitments under outstanding performance stand-by letters of credit aggregated $377,603 and $446,146, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 11.	Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2011 and 2010, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

Note 12.	Short-Term Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. There were no short-term advances from FHLB outstanding on December 31, 2011 or December 31, 2010.

The Company had unused lines of credit with nonaffiliated banks totaling $66,160,000 and $46,208,515 as of December 31, 2011 and 2010.

The Company had undispersed letters of credit with FHLB totaling $2,000,000 as of December 31, 2011.

The table below presents selected information on short-term borrowings:

(Dollars in Thousands)
Years Ended December 31,	2011	2010
Balance outstanding at year-end	$5,277	$7,598
Maximum balance at any month end during the year	8,006	8,863
Average balance for the year	6,093	6,820
Weighted average rate for the year	0.24%	0.22%
Weighted average rate on borrowings at year end	0.24%	0.22%
Estimated fair value at year end	$5,277	$7,598

Note 13.	Long-Term Debt

On December 31, 2011, the Bank had FHLB debt consisting of two advances. The FHLB holds an option to terminate the $10 million advance on any quarterly payment date. The larger advance has an early conversion option which gives FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $51.9 million. Immediate available credit, as of December 31, 2011, was $34.9 million. With additional collateral, the total line of credit is worth $62.9 million, with $45.9 million available.

The two advances are shown in the following table.

Description	Balance	Acquired	Current Interest Rate	Maturity Date

Convertible	$10,000,000	9/12/2006	4.23%	9/12/2016
Fixed Rate Hybrid	5,000,000	5/20/2011	2.69%	5/20/2014

	$15,000,000

Note 14.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

The benefit for income taxes consisted of the following for the years ended December 31:

	2011	2010
Current	$16,952	$148,377
Deferred	(40,953)	(189,004)

	$(24,001)	$(40,627)

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2011		2010
Statutory rates	34.0%		34.0%
Increase (decrease) resulting from:
Effect of tax-exempt income	(44.0%	)	(49.0%	)
Other, net	2.6%		2.7%

	(7.4%	)	(12.3%	)

The components of the net deferred tax assets and liabilities included in other liabilities are as follows:

December 31,	2011	2010
Deferred tax assets
Allowance for loan losses	$886,064	$896,664
Interest on non-accrual loans	99,690	103,207
Other real estate	167,774	94,644
Post retirement benefits	230,050	200,199
Deferred compensation	71,731	88,331
Stock-based compensation	13,977	12,849
Alternative minimum tax credit	147,180	125,727
Net operating loss carryforward	111,774	40,686
Other	137,540	210,286

Total deferred tax assets	1,865,780	1,772,593

Deferred tax liabilities
Unrealized gains on available-for-sale securities	(391,891)	(153,399)
Pension plan	(148,550)	(262,163)
Depreciation	(360,836)	(336,212)
Amortization of intangible	(784,375)	(707,799)
Net deferred loan fees and costs	(267,157)	(294,293)
Other	(76,412)	(73,079)

Total deferred tax assets (liabilities)	(2,029,221)	(1,826,945)

Net deferred tax (liabilities)	$(163,441)	$(54,352)

Note 15.	Regulatory Requirements and Restrictions

The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulators. As of December 31, 2011, there were no unrestricted funds available for transfer from the banking subsidiary to the Company without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, that as of December 31, 2011 and 2010, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010, are presented in the tables below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$28,340	12.70%	$17,848	8.00%	N/A	N/A
Bank of Lancaster	$27,290	12.29%	$17,767	8.00%	$22,209	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$25,546	11.45%	$8,924	4.00%	N/A	N/A
Bank of Lancaster	$24,509	11.04%	$8,884	4.00%	$13,326	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$25,546	7.97%	$12,815	4.00%	N/A	N/A
Bank of Lancaster	$24,509	7.68%	$12,768	4.00%	$15,960	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$28,013	11.99%	$18,697	8.00%	N/A	N/A
Bank of Lancaster	$27,024	11.62%	$18,610	8.00%	$23,262	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$25,088	10.73%	$9,349	4.00%	N/A	N/A
Bank of Lancaster	$24,112	10.37%	$9,305	4.00%	$13,957	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$25,088	7.54%	$13,303	4.00%	N/A	N/A
Bank of Lancaster	$24,112	7.27%	$13,260	4.00%	$16,575	5.00%

Note 16.	Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 173,740 allocated shares as of December 31, 2011. Contributions to the plan were $75,000 and $75,000 for 2011 and 2010, respectively. There were no dividends on the Company’s stock held by the ESOP in 2011 and 2010 except for $8.24 cash in lieu of dividends related to the stock dividends declared in 2010. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 17.	Stock-Based Compensation Plans

The Company has four stock-based compensation plans. The 1994 Incentive Stock Option Plan expired and no additional shares may be granted under this plan. The 2003 Incentive Stock Option Plan made 175,000 shares available for grant. Under this plan, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited. The third plan is the 1998 Non-Employee Directors Stock Option Plan, which has expired and therefore no additional shares may be granted. The fourth plan is the 2008 Non-Employee Directors Stock Option Plan, which grants 500 shares to each non-employee director annually. This plan had 27,801 shares available for grant at December 31, 2011. All information has been adjusted for stock dividends.

A summary of the status of the stock option plans as of December 31, 2011 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	210,819	$11.35	5.6

Granted	48,350	4.63
Forfeited	(42,401)	8.05
Expired	(19,345)	15.61

Options outstanding, December 31	197,423	10.00	5.8	$2,500

Options exercisable, December 31	163,073	11.09	5.0	$2,500

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The weighted average fair value of incentive stock options granted during 2011 was $0.61, $0.54 and $0.42. For the same period in 2010, the options granted were $0.54. The weighted average fair value of non-employee director’s stock options granted during 2011 and 2010 was $0.55 and $0.57, respectively.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	Incentive Stock Option Plan		Non-qualified Directors Plan
December 31,	2011	2010	2011	2010

Dividend yield	4.73%	4.73%	4.73%	4.73%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	23.51%	19.45%	23.51%	19.45%
Risk-free interest rate	2.07%	2.17%	1.85%	2.13%

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

The status of the options outstanding at December 31, 2011 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(Years)	Number Exercisable	Weighted Average Exercise Price

$ 2.80 - $13.75	138,422	7.21	104,072	$9.05
$ 13.76 - $17.50	59,001	2.38	59,001	14.67

	197,423	5.76	163,073	$11.09

Note 18.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock dividends.

Years Ended December 31,	2011	2010

Net income available to common shareholders	$350,142	$372,269

Average number of common shares outstanding	2,607,034	2,605,855

Effect of dilutive options	63	—

Average number of potential common shares	2,607,097	2,605,855

As of December 31, 2011 and 2010, options on 192,423 shares and 210,819 shares, respectively, were not included in computing diluted earnings per common shares because their effects were anti-dilutive. All shares have been adjusted for stock dividends.

Note 19.	Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $3,524,211 and $3,098,510 at December 31, 2011 and 2010, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2011	$3,098,510
New loans and extensions to existing loans	1,348,820
Repayments and other reductions	(923,119)

Balance, December 31, 2011	$3,524,211

Unfunded commitments to extend credit to directors and their related interests were $941,023 and $1,100,593 at December 31, 2011 and 2010, respectively.

The Company also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2011 and 2010 amounted to $555,491 and $681,737, respectively.

Note 20.	Other Expense

On January 25, 2012, the Bank was first advised by its accountants as to the possible misappropriation of cash in the approximate amount of $246,204. The Bank immediately reported the loss to its insurance carrier and began an aggressive investigation of the misappropriation. The $246,204 loss was recorded in the year ended December 31, 2011.

Note 21.	Fair Value Measurements

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010:

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Government agencies	$8,795,006	$—	$8,795,006	$—
State and municipal obligations	$33,004,055	$—	$33,004,055	$—

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Government agencies	$8,753,857	$—	$8,753,857	$—
State and municipal obligations	$25,319,871	$—	$25,319,871	$—

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

Other Real Estate Owned: Certain assets such as other real estate owned are measured at fair value less estimated costs to sell. We believe that the fair value component in its valuation follows the provisions of FASB ASC 820. The Company had other real estate owned in the amount of $2.3 million at December 31, 2011, which consisted of seven residences, fourteen lots, one former lodging property with a restaurant, two former convenience stores, a seafood house and one piece of farmland. Loans are transferred to OREO when the collateral securing them is foreclosed on. The measurement of loss associated with OREO is based on the fair value of the collateral compared to the unpaid loan balance and anticipated costs to sell the property. If there is a contract for the sale of the property, and management reasonably believes the contract will be executed, fair value is based on the sale price in that contract (Level 1). Lacking such a contract, the value of the real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of foreclosed assets is over two years old, the fair value is considered Level 3. Any fair value adjustments are recorded in the period incurred and expensed against current earnings.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$4,310,746	$—	$2,057,314	$2,253,432
Other real estate owned	$2,279,935	$—	$2,279,935	$—

		Fair Value Measurements at December 31, 2010 Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$3,012,724	$—	$3,012,724	$—
Other real estate owned	$4,085,939	$—	$4,085,939	$—

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheets under the applicable captions.

Years Ended December 31,	2011		2010
	Carrying Amount	Carrying Amount	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$4,278,895	$4,278,895	$3,275,584	$3,275,584
Interest-bearing deposits	10,369,075	10,369,075	14,735,892	14,735,892
Federal funds sold	2,136,375	2,136,375	4,727,084	4,727,084
Securities available-for-sale	41,799,121	41,799,121	34,073,728	34,073,728
Restricted securities	1,991,200	1,991,200	2,358,500	2,358,500
Loans, net	233,501,821	233,935,079	244,142,325	243,940,477
Accrued interest receivable	1,161,191	1,161,191	1,159,924	1,159,924

Financial Liabilities:
Non-interest-bearing liabilities	$43,803,349	$43,803,349	$44,960,718	$44,960,718
Savings and other interest-bearing deposits	105,269,889	105,269,889	103,908,863	103,908,863
Time deposits	116,444,867	118,668,679	111,984,418	113,513,561
Securities sold under repurchase agreements	5,277,158	5,277,158	7,598,021	7,598,021
FHLB advances	15,000,000	16,651,084	30,000,000	31,715,392
Accrued interest payable	168,628	168,628	291,621	291,621

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

At December 31, 2011 and 2010, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

Note 22.	Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets	2011	2010

Assets
Cash and due from banks	$63,129	$49,227
Investments in subsidiaries	27,917,081	27,304,266
Premises and equipment, net	1,760	2,458
Other assets	316,962	341,935

Total assets	$28,298,932	$27,697,886

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$210,973	$259,796
Other liabilities	168,216	190,821

Total liabilities	$379,189	$450,617
Total shareholders’ equity	27,919,743	27,247,269

Total liabilities and shareholders’ equity	$28,298,932	$27,697,886

Condensed Income Statements	2011	2010

Dividends from subsidiaries	$—	$—
Other income	480,076	383,483

Total non-interest income	480,076	383,483

Total non-interest expense	448,405	501,791

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	31,671	(118,308)
Income tax expense	3,083	14,846

Income (loss) before equity in undistributed earnings of subsidiaries	28,588	(133,154)

Equity in undistributed earnings of subsidiaries	321,554	505,423

Net income	$350,142	$372,269

Condensed Statements of Cash Flows	2011	2010

Cash Flows from Operating Activities:
Net income	$350,142	$372,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	698	20,287
Stock-based compensation	31,071	14,279
Equity in undistributed earnings of subsidiaries	(321,554)	(505,423)
Decrease in other assets	24,974	198,177
Net change in deferred directors’ compensation	(48,823)	18,441
(Decrease) in other liabilities	(22,606)	(124,022)

Net cash provided by (used in) operating activities	13,902	(5,992)

Cash Flows from Financing Activities:
Dividends paid and cash in lieu	—	(1,210)

Net cash used in financing activities	—	(1,210)

Net increase (decrease) in cash and due from banks	13,902	(7,202)
Cash and due from banks at January 1	49,227	56,429

Cash and due from banks at December 31	$63,129	$49,227

Note 23.	Subsequent Events

In accordance with Accounting Standards Codification 855-10, the Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Based on the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment to or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 28, 2012

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based on this evaluation, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. The issue identified in making this conclusion as of the period ended December 31, 2011 is related to the alleged defalcation loss which is discussed in further detail below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, a.k.a. COSO, of the Treadway Commission in Internal Control - Integrated Framework. Included in this assessment was consideration of an alleged defalcation loss which was identified by the Company’s external auditors during their testing of branch cash, which led to a material expense being charged against earnings for the year ended December 31, 2011. Based on this expanded assessment, management concluded a material weakness existed in internal control over financial reporting as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A thorough investigation has been conducted, which included the engagement of forensic auditors. Many of their recommendations to correct branch cash control procedures have already been implemented. For example, management has re-educated employees regarding the Company’s whistle blower policy, vault combinations have been changed, locks have been rekeyed, reconciliations have been enhanced, and oversight procedures have been improved. Further consideration of ways to reinforce and strengthen existing controls is in process. The perpetrator of the alleged defalcation is no longer employed by the Company and charges are pending. The loss is expected to be covered under the Company’s insurance policy less a $25,000 deductible during 2012.

This Annual Report on Form 10-K does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All required information is detailed in the Company’s 2012 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

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

The following table summarizes information, as of December 31, 2011, relating to the Company’s stock option plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

At December 31, 2011	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans
Approved by shareholders	197,423	(1)	$10.00	98,103
Equity compensation plans not approved by shareholders	—		$—	—

Total	197,423		$10.00	98,103

(1)	Consists of options granted pursuant to the Company’s incentive stock option plan.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 8-K filed on July 11, 2011).

10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579, dated February 28, 1997).

10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

10.3	2003 Incentive Stock Option Plan. (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

10.4	Employment Agreement dated October 6, 2011, among Bay Banks of Virginia, Inc., Bank of Lancaster and Randal R. Greene. (Incorporated by reference to previously filed Form 8-K filed on October 10, 2011).

11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2011 Consolidated Financial Statements included herein).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

99.1	Code of Ethics (filed herewith).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2012.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Randal R. Greene
Randal R. Greene,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 28th day of March 2012.

/s/ Robert F. Hurliman
Robert F. Hurliman
Chairman, Board of Directors
Director

/s/ Randal R. Greene
Randal R. Greene
Vice Chairman, President and CEO
Director
(Principal Executive Officer)

/s/ Robert C. Berry, Jr.
Robert C. Berry, Jr.
Director

/s/ Kenneth O. Bransford, Jr.
Kenneth O. Bransford, Jr.
Director

/s/ Richard A. Farmar, III
Richard A. Farmar, III
Director

/s/ Julien G. Patterson
Julien G. Patterson
Director

/s/ Deborah M. Evans
Deborah M. Evans
Chief Financial Officer
(Principal Financial Officer)