Form 10-Q
period 2012-03-31
BAY BANKS OF VIRGINIA INC
filed 2012-05-14
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

2,610,856 shares of common stock on May 10, 2012

FORM 10-Q

For the interim period ending March 31, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$4,910,717	$4,728,895
Interest-bearing deposits	16,654,967	10,369,075
Federal funds sold	2,245,145	2,136,375
Securities available for sale, at fair value	39,871,116	41,799,121
Restricted securities	1,991,200	1,991,200
Loans, net of allowance for loan losses of $3,308,257 and $3,188,541	238,680,643	233,501,281
Premises and equipment, net	12,164,976	12,300,274
Accrued interest receivable	1,147,306	1,161,191
Other real estate owned, net of valuation allowance	2,260,653	2,279,935
Goodwill	2,807,842	2,807,842
Other assets	2,136,898	2,136,907

Total assets	$324,871,463	$315,212,096

LIABILITIES
Noninterest-bearing deposits	$48,244,970	$43,803,349
Savings and interest-bearing demand deposits	110,230,025	105,269,889
Time deposits	115,635,176	116,444,867

Total deposits	$274,110,171	$265,518,105

Federal funds purchased and securities sold under repurchase agreements	6,259,247	5,277,158
Federal Home Loan Bank advances	15,000,000	15,000,000
Other liabilities	1,456,892	1,402,049
Commitments and contingencies	—	—

Total liabilities	$296,826,310	$287,197,312

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,610,856 shares)	$13,054,280	$13,054,280
Additional paid-in capital	4,973,724	4,971,531
Retained earnings	9,649,261	9,543,634
Accumulated other comprehensive income, net	367,888	445,339

Total shareholders’ equity	$28,045,153	$28,014,784

Total liabilities and shareholders’ equity	$324,871,463	$315,212,096

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
INTEREST INCOME
Loans, including fees	$3,224,780	$3,438,163
Securities:
Taxable	200,933	205,134
Tax-exempt	70,594	64,450
Federal funds sold	1,366	2,972
Interest -bearing deposit accounts	7,062	9,060

Total interest income	3,504,735	3,719,779

INTEREST EXPENSE
Deposits	749,154	820,681

Securities sold under repurchase agreements	2,921	3,398
FHLB advances	140,924	342,188

Total interest expense	892,999	1,166,267

Net interest income	2,611,736	2,553,512
Provision for loan losses	96,024	55,000

Net interest income after provision for loan losses	2,515,712	2,498,512

NON-INTEREST INCOME
Income from fiduciary activities	160,154	154,433
Service charges and fees on deposit accounts	166,863	166,256
VISA-related fees	159,469	162,958
Other service charges and fees	189,110	165,595
Secondary market lending fees	77,208	37,888
Gains (Losses) on sale of securities available for sale	8,861	(1,676)
Other real estate (losses)	(68,053)	(117,776)
Net (losses) gains on other assets	(4,906)	4,082

Other income	28,324	3,118

Total non-interest income	717,030	574,878

NON-INTEREST EXPENSES
Salaries and employee benefits	1,562,169	1,532,176
Occupancy expense	504,331	465,114
Bank franchise tax	42,990	36,780
VISA expense	131,160	127,137
Telephone expense	41,324	43,053
FDIC assessments	103,851	147,098
Debit card expense	55,404	47,444
Foreclosure property expense	43,254	42,566
Other expense	629,675	497,068

Total non-interest expenses	3,114,158	2,938,436

Net income before income taxes	118,584	134,954
Income tax	12,957	6,218

Net income	$105,627	$128,736

Basic Earnings Per Share
Average basic shares outstanding	2,610,856	2,605,856
Earnings per share, basic	$0.04	$0.05

Diluted Earnings Per Share
Average diluted shares outstanding	2,612,206	2,605,856
Earnings per share, diluted	$0.04	$0.05

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three months ended March 31, 2012 (unaudited)

Net income		$105,627
Other comprehensive loss, net of tax;
Unrealized (losses) on securities;		—
Unrealized holding (losses) arising during the period (net of tax benefit, $36,885)	(71,603)	—
Less reclassification adjustment for gains recognized in income (net of tax, $3,013)	(5,848)

Other comprehensive loss	(77,451)	(77,451)

Comprehensive income		$28,176

Three months ended March 31, 2011 (unaudited)

Net income		$128,736
Other comprehensive income, net of tax;
Unrealized gains on securities;		—
Unrealized holding gains arising during the period (net of tax, $25,589)	49,673
Less reclassification adjustment for gains recognized in income (net of tax, $570)	1,106	50,779

Other comprehensive income	50,779	50,779

Comprehensive income		$179,515

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

THREE MONTHS ENDED MARCH 31, 2012
(unaudited)

Balance at beginning of period	2,610,856	$13,054,280	$4,971,531	$9,543,634	$445,339	$28,014,784
Net income	—	—	—	105,627	—	105,627
Other comprehensive income	—	—	—	—	(77,451)	(77,451)
Stock compensation expense	—	—	2,193	—	—	2,193

Balance at end of period	2,610,856	$13,054,280	$4,973,724	$9,649,261	$367,888	$28,045,153

THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

Balance at beginning of period	2,605,856	$13,029,280	$4,965,460	$9,193,492	$154,078	$27,342,310
Net income	—	—	—	128,736	—	128,736
Other comprehensive income	—	—	—	—	50,779	50,779
Stock compensation expense	—	—	2,376	—	—	2,376

Balance at end of period	2,605,856	$13,029,280	$4,967,836	$9,322,228	$204,857	$27,524,201

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Three months ended March 31,	2012	2011
Cash Flows From Operating Activities
Net income	$105,627	$128,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	194,031	206,034
Net amortization and accretion of securities	62,859	17,209
Provision for loan losses	96,024	55,000
Stock-based compensation	2,193	2,376

(Gain) loss on securities available-for-sale	(8,861)	1,676
Increase in OREO valuation allowance	14,100	104,436
Loss on sale of other real estate	53,953	13,341
Loss (gain) on disposal of fixed assets	4,906	(4,082)
Decrease in accrued income and other assets	13,894	256,856
Increase in other liabilities	94,742	185,861

Net cash provided by operating activities	$633,468	$967,443

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	$1,364,846	$2,647,524
Proceeds from sales and calls of available-for-sale securities	2,326,850	1,170,000
Purchases of available-for-sale securities	(1,935,039)	—

(Increase) in interest bearing deposits in other banks	(6,285,892)	(5,735,760)
(Increase) in federal funds sold	(108,770)	(107,133)
Loan (originations) and principal collections, net	(5,585,242)	1,222,302
Proceeds from sale of other real estate	261,086	45,936

(Purchases) of premises and equipment	(63,640)	(55,743)

Net cash (used in) investing activities	$(10,025,801)	$(812,874)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	$9,401,757	$1,349,769
Net (decrease) increase in time deposits	(809,691)	533,573
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	982,089	(1,050,325)

Net cash provided by financing activities	$9,574,155	$833,017

Net increase in cash and due from banks	181,822	987,586

Cash and due from banks at beginning of period	4,728,895	3,275,584

Cash and due from banks at end of period	$4,910,717	$4,263,170

Supplemental Schedule of Cash Flow Information
Interest paid	$888,164	$1,166,369

Income taxes paid	—	10,111

Unrealized gain (loss) on investment securities	(117,350)	76,938

Loans transferred to other real estate owned	309,857	772,632

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1:	General

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2011 Annual Report to Shareholders.

Note 2:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

Available-for-sale securities March 31, 2012 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,694,442	$88,948	$(13,398)	$8,769,992
State and municipal obligations	30,141,402	1,036,480	(76,758)	31,101,124

	$38,835,844	$1,125,428	$(90,156)	$39,871,116

Available-for-sale securities December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,698,771	$100,951	$(4,656)	$8,795,066
State and municipal obligations	31,947,729	1,066,585	(10,259)	33,004,055

	$40,646,500	$1,167,536	$(14,915)	$41,799,121

Securities with a market value of $7.7 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of March 31, 2012. The market value of pledged securities at December 31, 2011 was $9.3 million.

Securities in an unrealized loss position at March 31, 2012 and December 31, 2011, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at March 31, 2012 included one mortgage backed security, ten municipals and three federal agencies. Bonds with unrealized loss positions at December 31, 2011 included two municipal and one federal agency. The tables are shown below.

	Less than 12 months		12 months or more		Total
March 31, 2012 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,609,540	$13,398	$—	$—	$1,609,540	$13,398
States and municipal obligations	4,817,400	76,758	—	—	4,817,400	76,758

Total temporarily impaired securities	$6,426,940	$90,156	$—	$—	$6,426,940	$90,156

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$311,122	$4,656	$—	$—	$311,122	$4,656
States and municipal obligations	819,809	10,259	—	—	819,809	10,259

Total temporarily impaired securities	$1,130,931	$14,915	$—	$—	$1,130,931	$14,915

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.6 million at March 31, 2012 and December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Note 3:	Loans

The following is a summary of the balances of loans:

	March 31, 2012	December 31, 2011
	(unaudited)
Mortgage loans on real estate:
Construction, Land and Land Development	$29,057,945	$27,642,280
Farmland	1,505,710	1,526,050
Commercial Mortgages (Non-Owner Occupied)	18,165,867	16,198,584
Commercial Mortgages (Owner Occupied)	28,354,611	27,845,596
Residential First Mortgages	109,368,242	107,638,735
Residential Junior Mortgages	28,962,792	28,526,008
Commercial and Industrial loans	18,916,498	18,983,332
Consumer Loans	7,657,235	8,329,237

Total loans	$241,988,900	$236,689,822
Allowance for loan losses	(3,308,257)	(3,188,541)

Loans, net	$238,680,643	$233,501,281

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
Loans Past Due and Nonaccruals March 31, 2012 (unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$426,549	$476,076	$—	$500,800	$1,403,425	$27,654,520	$29,057,945
Farmland	—	—	—	—	—	1,505,710	1,505,710
Commercial Mortgages (Non-Owner Occupied)	—	—	—	384,006	384,006	17,781,861	18,165,867
Commercial Mortgages (Owner Occupied)	627,410	196,706	109,387	651,306	1,584,809	26,769,802	28,354,611
Residential First Mortgages	706,201	870,074	—	2,017,575	3,593,850	105,774,392	109,368,242
Residential Junior Mortgages	145,935	—	—	1,762,227	1,908,162	27,054,630	28,962,792
Commercial and Industrial	265,940	—	—	742,720	1,008,660	17,907,838	18,916,498

Consumer Loans	95,395	6,077	7,329	492,285	601,086	7,056,149	7,657,235

Total	$2,267,430	$1,548,933	$116,716	$6,550,919	$10,483,998	$231,504,902	$241,988,900

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
Loans Past Due and Nonaccruals December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$—	$93,287	$—	$534,037	$627,324	$27,014,956	$27,642,280
Farmland	—	—	—	—	—	1,526,050	1,526,050
Commercial Mortgages (Non-Owner Occupied)	—		—	384,168	384,168	15,814,416	16,198,584
Commercial Mortgages (Owner Occupied)	—	—	—	256,749	256,749	27,588,847	27,845,596
Residential First Mortgages	128,632	92,503	—	1,666,779	1,887,914	105,750,821	107,638,735
Residential Junior Mortgages	29,712	—	—	1,741,286	1,770,998	26,755,010	28,526,008
Commercial and Industrial	43,364	—	—	742,720	786,084	18,197,248	18,983,332

Consumer Loans	56,272	466,560	60,090	90,933	673,855	7,655,382	8,329,237

Total	$257,980	$652,350	$60,090	$5,416,672	$6,387,092	$230,302,730	$236,689,822

Note 4:	Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

Allowance for Loan Losses by Portfolio Segment

For the three months ended March 31, 2012 (unaudited)

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total

Beginning Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541
(Charge-offs)	(57,660)	$—	$—	$—	(15,422)	(32,674)	(7,500)	(36,085)		$(149,341)
Recoveries	—	$—	162,226	$—	—	—	—	10,807		$173,033
Provision	18,137	—	(153,226)	(219,828)	130,677	(15,032)	260,209	83,488	(8,401)	$96,024

Ending Balance	$150,977	$—	$97,000	$334,490	$1,276,806	$671,415	$534,359	$243,210	$—	$3,308,257

Individually evaluated for impairment	$116,977	$—	$—	$272,490	$901,806	$448,415	$463,359	$94,210	$—	$2,297,257
Collectively evaluated for impairment	$34,000	$—	$97,000	$62,000	$375,000	$223,000	$71,000	$149,000	$—	$1,011,000

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$407,513	$—	$—	$1,841,609	$4,283,018	$1,774,975	$954,451	$94,210		$9,355,776
Collectively evaluated for impairment	28,650,432	1,505,710	18,165,867	26,513,002	105,085,224	27,187,817	17,962,047	7,563,025		232,633,124

Total Gross Loans	$29,057,945	$1,505,710	$18,165,867	$28,354,611	$109,368,242	$28,962,792	$18,916,498	$7,657,235		$241,988,900

The decline in the ALL balance required for the Commercial Mortgages (Owner Occupied) segment was due to improvement in the stress test results portion of the ALL calculation for that segment. As a result, the provision required for that segment was negative. The Commercial Mortgages (Non Owner Occupied) segment also had a large negative provision as a result of a large recovery corresponding to a successful legal judgment on a piece of real estate.

Allowance for Loan Losses by Portfolio Segment

For the Year Ended December 31, 2011

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total

Beginning Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677
(Charge-offs)	(35,428)	—	(52,117)	—	(232,904)	(29,162)	(16,553)	(211,117)	—	(577,281)
Recoveries	175	—		—	1,393	—	—	38,577	—	40,145
Provision	33,235	(3,000)	32,117	(716,133)	1,186,891	287,635	228,334	146,878	(700,957)	495,000

Ending Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541

Individually evaluated for impairment	$119,500	$—	$—	$244,318	$726,552	$465,121	$236,650	$—	$—	$1,792,141
Collectively evaluated for impairment	$71,000	$—	$88,000	$310,000	$435,000	$254,000	$45,000	$185,000	$8,401	$1,396,401

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$408,640	$—	$—	$1,447,278	$3,187,147	$1,790,858	$560,197	$—		$7,394,120
Collectively evaluated for impairment	27,233,640	1,526,050	16,198,584	26,398,318	104,451,588	26,735,150	18,423,135	8,329,237		229,295,702

Total Gross Loans	$27,642,280	$1,526,050	$16,198,584	$27,845,596	$107,638,735	$28,526,008	$18,983,332	$8,329,237		$236,689,822

Provision is negative for the Commercial Mortgages (Owner Occupied) segment due mainly to a reduction in the level of impaired loans in this segment, between September 30, 2011 and December 31,2011, with a corresponding reduction in the required allowance as of December 31,2011.

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

As of March 31, 2012 (unaudited) INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$21,746,113	$1,505,710	$12,240,033	$18,292,738	$13,749,223	$67,533,817
Watch	2,809,364	—	2,567,875	7,109,368	3,910,256	16,791,420
Special mention	2,179,954	—	2,537,662	—	—	4,717,616
Substandard	1,979,896	—	754,709	2,695,756	485,090	5,520,894
Doubtful	342,618	—	65,588	256,749	771,929	1,436,884

Total	$29,057,945	$1,505,710	$18,165,867	$28,354,611	$18,916,498	$96,000,631

As of December 31, 2011 INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$20,365,500	$1,526,050	$11,209,765	$17,875,112	$13,790,715	$64,767,142
Watch	2,807,742	—	1,847,911	7,079,654	3,952,068	15,687,375
Special mention	2,186,094	—	2,393,755	310,959	—	4,890,808
Substandard	1,940,326	—	681,403	2,323,122	457,698	5,402,549
Doubtful	342,618	—	65,750	256,749	782,851	1,447,968

Total	$27,642,280	$1,526,050	$16,198,584	$27,845,596	$18,983,332	$92,195,842

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of March 31, 2012 (unaudited) PAYMENT ACTIVITY STATUS	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
Performing	$107,350,667	$27,200,565	$7,157,621	$141,708,853
Nonperforming	2,017,575	1,762,227	499,614	4,279,416

Total	$109,368,242	$28,962,792	$7,657,235	$145,988,269

As of December 31, 2011 PAYMENT ACTIVITY STATUS	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
Performing	$105,971,956	$26,784,722	$8,178,214	$140,934,892
Nonperforming	1,666,779	1,741,286	151,023	3,559,088

Total	$107,638,735	$28,526,008	$8,329,237	$144,493,980

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS

As of March 31, 2012	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,734,409	1,734,409	—	1,455,368	24,459	15,851
Residential Junior Mortgages (1)	129,025	129,025	—	130,126	1,875	1,875
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	258,875	258,875	—	258,875	3,549	3,549
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	—	—	—	—	—	—

	$2,122,309	$2,122,309	$—	$1,844,368	$29,883	$21,275

With an allowance recorded:
Construction, land & land development	$407,513	$408,540	$116,977	$408,077	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,548,609	2,579,221	901,806	2,279,715	18,700	12,500
Residential Junior Mortgages (1)	1,645,950	1,959,957	448,415	1,652,791	—	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,582,734	1,585,794	272,490	1,385,569	14,680	6,924
Commercial & industrial	954,451	983,399	463,359	757,324	3,712	3,095
Consumer (2)	94,210	94,210	94,210	47,105	1,620	1,620

	$7,233,467	$7,611,121	$2,297,257	$6,530,580	$38,712	$24,139

Total Impaired Loans:
Construction, land & land development	$407,513	$408,540	$116,977	$408,077	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	4,283,018	4,313,630	901,806	3,735,083	43,159	28,351
Residential Junior Mortgages (1)	1,774,975	2,088,982	448,415	1,782,917	1,875	1,875
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,841,609	1,844,669	272,490	1,644,444	18,229	10,473
Commercial & industrial	954,451	983,399	463,359	757,324	3,712	3,095
Consumer (2)	94,210	94,210	94,210	47,105	1,620	1,620

	$9,355,776	$9,733,430	$2,297,257	$8,374,948	$68,595	$45,414

IMPAIRED LOANS

As of December 31, 2011	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	901,132	901,132	—	726,266	52,293	52,378
Residential Junior Mortgages	131,226	131,226	—	66,245	7,325	6,208
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	258,875	258,875	—	208,153	14,311	14,309
Commercial & industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$1,291,233	$1,291,233	$—	$1,000,665	$73,929	$72,895

With an allowance recorded:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,286,015	2,303,167	726,552	1,254,593	100,550	95,208
Residential Junior Mortgages	1,659,632	1,961,728	465,121	1,451,332	14,483	9,846
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,188,403	1,191,301	244,318	891,128	48,600	44,593
Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548
Consumer	—	—	—	—	—	—

	$6,102,887	$6,475,658	$1,792,141	$4,309,779	$183,480	$167,455

Total Impaired Loans:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	3,187,147	3,204,299	726,552	1,980,859	152,843	147,586
Residential Junior Mortgages	1,790,858	2,092,954	465,121	1,517,577	21,808	16,054
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,447,278	1,450,176	244,318	1,099,281	62,911	58,902
Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548
Consumer	—	—	—	—	—	—

	$7,394,120	$7,766,891	$1,792,141	$5,310,444	$257,409	$240,350

At March 31, 2012, the Bank had five relationships that constitute troubled debt restructurings (“TDR”), totaling $3.9 million. One relationship involves seven loans totaling $1.8 million, which is included above in the commercial and industrial segment; the construction, land and land development segment; and the residential junior mortgages segment. These loans had defaulted and have been nonaccruing since October of 2010, and were modified during the second quarter of 2011 to provide cross-collateralization between loans and reduced payments. Three relationships each involved residential first mortgages for a total of $2.0 million in principal balances. Two of these three with balances of $899,222 as of March 31, 2012, were restructured during 2011. One of these two defaulted during 2011. Another TDR, which was restructured in 2010, defaulted in 2011. The two which have defaulted are on nonaccrual where the borrowers have filed for bankruptcy. In 2012, one relationship was added that involved a residential first mortgage totaling $650,113 and a consumer loan totaling $94,210.

At March 31, 2012 and December 31, 2011, nonaccruing loans excluded from impaired loan disclosure totaled $467,790 and $681,592, respectively. If interest on these nonaccruing loans had been accrued, such income would have approximated $20,576 during the three months ended March 31, 2012 and $32,560 during the year ended December 31, 2011.

Note 5:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Three Months Ended (unaudited)	March 31, 2012		March 31, 2011
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	2,610,856	$0.04	2,605,856	$0.05

Effect of dilutive securities:
Stock options	1,350		—

Diluted earnings per share	2,612,206	$0.04	2,605,856	$0.05

As of March 31, 2012 and 2011, options on 158,861 and 217,025 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6:	Stock-Based Compensation

Incremental stock-based compensation expense recognized was $2,193 during the first three months of 2012 and $2,376 for the same period in 2011. As of March 31, 2012, there was unrecognized compensation expense of $731 related to stock options.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were no options granted and no options exercised during the three month period ended March 31, 2012.

Stock option plan activity for the three months ended March 31, 2012, is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	197,423	$10.00	5.8

Granted	—	—
Forfeited	(33,562)	8.92
Exercised	—	—
Expired	—	—

Options outstanding, March 31	163,861	10.22	5.4	$18,932

Options exercisable, March 31	163,861	10.22	5.4	$18,932

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on changes in the market value of the Company’s stock.

Note 7:	Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at March 31, 2012 and December 31, 2011, as reflected on the consolidated balance sheets was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance was tested for impairment in the third quarter of 2011, and no impairment was determined to exist.

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

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post Retirement Benefits
	2012	2011	2012	2011
Three months ended March 31,
Service cost	$63,571	$68,737	$6,501	$5,570
Interest cost	44,575	51,994	7,489	7,943
Expected return on plan assets	(80,466)	(88,287)	—	—
Amortization of unrecognized prior service cost	(13,491)	(13,491)	—	—
Amortization of unrecognized net loss	17,860	10,605	735	42
Amortization of transition obligation	—	—	728	728

Net periodic benefit cost	$32,049	$29,558	$15,453	$14,283

The Company expects to make no contribution to its pension plan and $22,061 to its post-retirement benefit plan in 2012. The Company has contributed $3,827 toward the post-retirement plan during the first three months of 2012.

Note 9:	Long Term Debt

On March 31, 2012, the Bank had FHLB debt consisting of two advances. The FHLB holds an option to terminate the $10 million advance on any quarterly payment date. The $10 million advance has an early conversion option which gives the FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. If the FHLB elects to convert, the Bank may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $52.0 million. Immediate available credit, as of March 31, 2012, was $35.0 million. With additional collateral, the total line of credit is worth $62.9 million, with $45.9 million available.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	$8,795,006	$8,795,006	$8,795,006	$8,795,006
		Fair Value Measurements at March 31, 2012 Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
U. S. Government agencies	$8,769,992	$—	$8,769,992	$—
State and municipal obligations	31,101,124	—	31,101,124	—

	$8,795,006	$8,795,006	$8,795,006	$8,795,006
		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U. S. Government agencies	$8,795,006	$—	$8,795,006	$—
State and municipal obligations	33,004,055	—	33,004,055	—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

	$2,279,935	$2,279,935	$2,279,935	$2,279,935
		Fair value measurements at March 31, 2012 using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Impaired Loans, net of valuation allowance	$4,936,210	$—	$2,265,117	$2,671,093
Other real estate owned	$2,260,653	$—	$2,260,653	$—

	$2,279,935	$2,279,935	$2,279,935	$2,279,935
		Fair value measurements at December 31, 2011 using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$4,310,746	$—	$2,057,314	$2,253,432
Other real estate owned	$2,279,935	$—	$2,279,935	$—

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at March 31, 2012 Using
March 31, 2012 (unaudited)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and due from banks	$4,910,717	$4,910,717	$—	$—
Interest-bearing deposits	16,654,967	—	16,654,967	—
Federal funds sold	2,245,145	—	2,245,145	—
Securities available-for-sale	39,871,116	—	39,871,116	—
Restricted securities	1,991,200	—	1,991,200	—
Loans, net	238,680,643	—	236,310,779	2,671,093
Accrued interest receivable	1,147,306	—	1,147,306	—

Liabilities:
Non-interest-bearing deposits	$48,244,970	$—	$48,244,970	$—
Savings and other interest-bearing deposits	110,230,025	—	110,230,025	—
Time deposits	115,635,176	—	117,618,120	—
Securities sold under repurchase agreements	6,259,247	—	6,259,247	—
FHLB advances	15,000,000	—	16,586,477	—
Accrued interest payable	173,463	—	173,463	—

		Fair Value Measurements at December 31, 2011 Using
December 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash and due from banks	$4,728,895	$4,728,895	$—	$—
Interest-bearing deposits	10,369,075	—	10,369,075	—
Federal funds sold	2,136,375	—	2,136,375	—
Securities available-for-sale	41,799,121	—	41,799,121	—
Restricted securities	1,991,200	—	1,991,200	—
Loans, net	233,501,821	—	231,681,647	2,253,432
Accrued interest receivable	1,161,191	—	1,161,191	—

Liabilities:
Non-interest-bearing deposits	$43,803,349	$—	$43,803,349	$—
Savings and other interest-bearing deposits	105,269,889	—	105,269,889	—
Time deposits	116,444,867	—	118,668,679	—
Securities sold under repurchase agreements	5,277,158	—	5,277,158	—
FHLB advances	15,000,000	—	16,651,084	—
Accrued interest payable	168,628	—	168,628	—

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

At March 31, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

The Company remains energized under its new leadership and management is coordinating the implementation of numerous plans and projects which are beginning to show results. A reduction in work force of 15% of total full-time employees was completed in January of 2012. Several initiatives are in process to grow non-interest income, which will start showing results during the second quarter. A new Investment Advantage representative and a new residential lending manager joined us in April of 2012. A new overdraft privilege service is going live in May 2012, and other new products and services are in development. Finally, we remain committed to the reduction of some major expenses. For example, on May 11, 2012, we filed for deregistration from the SEC. This is expected to save us as much as $100 thousand annually in related expense. We are continuing our traditional conservative philosophy and service to our community. The Bank does not invest in non-traditional debt securities, nor does it have programs that originate Sub-Prime, Alt-A, or other types of mortgages that have a high risk profile.

We are especially pleased to report that the loan portfolio grew by more than $5 million during the first quarter of 2012. This reverses the negative trend that began during the first quarter of 2011, as we are now originating more loans than those lost to pay downs, prepayments and foreclosures.

The level of non-performing assets and impaired loans remain a primary concern. Although significant efforts are made to prevent foreclosures, some are unavoidable, and as some Other Real Estate Owned (“OREO”) properties have been sold, others have been added, leaving the balance of OREO at around $2.3 million from December 31, 2011 to March 31, 2012. Non-accruing loans, which no longer provide interest income, grew by nearly $1 million during the first quarter 2012. Balances on loans considered impaired that are not already non-accruing grew to $3.5 million as of March 31, 2012 compared to $2.6 million on December 31, 2011.

Loan recoveries actually exceeded loan charge-offs during the first quarter. This is unusual, but reflects our success in obtaining a favorable judgment on a residential real estate property. Our net loan charge-off ratio is negative 0.4% for the first quarter of 2012, compared to 0.12% for the first quarter of 2011. Most charge-offs in the first quarter of 2012 were included in the Allowance for Loan Losses (“ALL”) as specific reserves on impaired loans at December 31, 2011. In consideration of continued economic uncertainty, management believes the conservative level of ALL at a relatively high level of $3.3 million, or 1.37% of loans is prudent. We remain cautiously optimistic that the worst levels of foreclosures and charge-offs are behind us.

Like all financial institutions holding insured domestic deposits, one of the major challenges to earnings is Federal Deposit Insurance Corporation (“FDIC”) insurance premiums for those deposits. This insurance remains historically high as the FDIC rebuilds the Deposit Insurance Fund. As a result, the Bank continues to experience elevated levels of FDIC assessment expense.

Foreclosed properties continue to stress earnings. The Bank experienced $68 thousand in losses and write-downs on existing OREO, and $43 thousand in sundry maintenance and repairs on these properties, for a total expense of $111 thousand during the first quarter of 2012. The good news is that this is down from the $160 thousand during the first quarter of 2011.

Interest margins are improving. Although interest rates remain at historic lows, management continues to mitigate declines in interest income with greater reductions in interest expense, resulting in an increase in net interest income of $58 thousand for the first quarter of 2012 compared to the first quarter of 2011. Loan yields continue to decline, contributing to the reduced interest income, which is also negatively impacted to a lesser degree by nonaccruing loans. However, management has systematically reduced deposit rates to reflect the current rate environment, creating compensating reductions in costs of funds and interest expense, and therefore minimizing declines in net interest income as noted previously. The $15 million paydown in Federal Home Loan Bank of Atlanta (“FHLB”) advances contributed a material reduction in interest expense and cost of funds. Looking forward, as time deposits continue to mature and new ones are issued at lower rates, reductions in interest expense are expected to continue.

The Company’s liquidity, core capital levels and regulatory ratios remain good. According to the Bank’s regulators, the Bank remains “well capitalized” under supervisory guidelines. Given the challenging economic environment, management is closely guarding the Company’s liquidity and capital.

We remain grateful for the support of our shareholders, community, customers and employees and anticipate a bright future for our Company.

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

The summation of these three elements results in the total estimated ALL. Management may also include an unallocated component to cover uncertainties in the level of probable losses. This estimate is inherently subjective and actual losses could be greater or less than the estimates. For a more detailed description of the ALL, see Note 1 to the Consolidated Financial Statements in Item 8 of the previously filed Form 10-K for the year ended December 31, 2011.

EARNINGS SUMMATION

For the three months ended March 31, 2012, net income was $106 thousand, a decrease of 18.0% compared to the $129 thousand for the similar period in 2011. Diluted earnings per average share for the three months ended March 31, 2012 were $0.04, down one cent from the same period in 2011; annualized return on average assets was 0.13% and 0.16% for the three months ended March 31, 2012 and 2011; and annualized return on average equity was 1.51% and 1.91%, respectively.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Although interest income is down by $195 thousand in the first three months of 2012 compared to the same period in 2011, interest expense is down more, by $273 thousand, thereby increasing the level of net interest income by $78 thousand, or 3.1%. The $195 thousand decrease in interest income was driven by both lower average loan balances and reduced loan yields. The $273 thousand decrease in interest expense was primarily due to reduced rates on savings accounts and time deposits and reduced FHLB borrowings.

Net Interest Income Analysis (unaudited)

	Average Balances, Income and Expense, Yields and Rates
	Three months ended 3/31/2012			Three months ended 3/31/2011
(Fully taxable equivalent basis)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
(Dollars in Thousands)
Taxable investments	$30,056	$201	2.68%	$26,748	$205	3.07%
Tax-exempt investments (1)	11,821	108	3.64%	6,852	97	5.66%

Total investments	41,877	309	2.95%	33,600	302	3.59%

Gross loans (2)	239,316	3,224	5.38%	246,717	3,438	5.59%

Interest-bearing deposits	12,126	7	0.23%	14,227	9	0.26%
Federal funds sold	2,424	1	0.23%	6,330	3	0.19%

Total Interest Earning Assets	$95,743	$3,541	4.79%	$300,874	$3,752	4.99%

INTEREST-BEARING LIABILITIES:
Savings deposits	$47,736	$62	0.52%	$48,324	$99	0.83%
NOW deposits	38,263	20	0.21%	37,767	24	0.26%
Time deposits => $100,000	51,848	332	2.57%	47,307	289	2.48%
Time deposits < $100,000	64,208	298	1.86%	64,480	372	2.33%
Money market deposit accounts	22,744	37	0.65%	19,451	37	0.77%

Total Deposits	$24,799	$749	1.34%	$217,329	$821	1.53%

Securities sold under repurchase agreements	$5,143	$3	0.23%	$6,706	$3	0.21%
FHLB advances	15,000	141	3.77%	30,000	342	4.62%

Total Interest-Bearing Liabilities	$244,942	$893	1.46%	$254,035	$1,166	1.86%

Net interest income and net interest margin		$2,648	3.58%		$2,587	3.44%
Net interest rate spread			3.33%			3.13%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%
(2)	Includes Visa program and nonaccrual loans.

The annualized net interest margin was 3.58% for the three months ended March 31, 2012, up from 3.44% for the same period in 2011. The main reason for this improvement is reductions in FHLB advances. Unfortunately, because interest rates remain at historic lows, new loans are generally added to the loan portfolio at lower yields than the average yield of the portfolio as a whole. Combined with paydowns and payoffs of generally higher yielding loans, and shrinkage of the loan portfolio, interest income has continued to decline. However, deposit rates have declined to reduce the cost of funding and interest expense. One FHLB advance matured during the second quarter of 2011, allowing management to reduce the level of FHLB borrowings at materially lower interest rates. Two more FHLB advances were prepaid in August of 2011. These reductions in rates and balances of interest bearing liabilities have more than mitigated the declines in interest income, thus improving net interest income and the net interest margin. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this trend is expected to continue, but at a slower pace, and to have positive effects on the net interest margin.

Average interest-earning assets decreased 1.7% to $295.7 million for the three months ended March 31, 2012, as compared to $300.9 million for the three months ended March 31, 2011. Average interest-earning assets as a percent of total average assets was 93.2% for the three months ended March 31, 2012 as compared to 91.6% for the comparable period of 2011. As shown in the table above, for the three months ended March 31, 2012, the loan portfolio, with $239.3 million, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 3.5% to $244.9 million for the three months ended March 31, 2012, as compared to $254.0 million for the three months ended March 31, 2011. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $116.1 million for the three months ended March 31, 2012, up from $111.8 million for the similar period in 2011.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, increased to 3.33% for the three months ended March 31, 2012 compared to 3.13% for the same period in 2011.

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

At March 31, 2012, federal funds sold totaled $2.2 million, interest-bearing deposits at the Federal Reserve Bank of Richmond totaled $16.7 million, and securities and loans maturing in one year or less totaled $29.0 million. The liquidity ratio as of March 31, 2012 was 16.3% as compared to 14.2% as of December 31, 2011. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan. Given current economic uncertainty, management is maintaining a historically high level of liquidity.

In addition, as noted earlier, the Company has a line of credit with the FHLB worth $52.0 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

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

Off Balance Sheet Arrangements

	March 31, 2012	December 31, 2011
	(unaudited)
(Dollars in Thousands)
Total Loan Commitments Outstanding	$29,778	$31,170
Standby-by Letters of Credit	378	378

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon takedown of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with securities offerings or through earnings. The Company has a formal capital policy and plan and management believes that the capital level at March 31, 2012, supports current economic uncertainty.

From December 31, 2011 to March 31, 2012, total shareholders’ equity increased by $30 thousand to $28.0 million. Several factors impact shareholder’s equity, including net income, earnings returned to shareholders through cash dividends and regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income on the balance sheets and statement of changes in shareholders’ equity. Another factor effecting accumulated other comprehensive income is changes in the fair value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income was $27.7 million on March 31, 2012 compared to $27.6 million on December 31, 2011. Accumulated other comprehensive income decreased $77.5 thousand between December 31, 2011 and March 30, 2012, a result of reductions in unrealized gains in the investment portfolio.

Book value per share, basic, increased by 0.1% to $10.74 on March 31, 2012 from $10.73 on December 31, 2011. Book value per share, basic, before accumulated other comprehensive income on March 31, 2012, compared to December 31, 2011, increased by 0.4% to $10.60 from $10.56. No cash dividends were paid for the three-month period ended March 31, 2012, nor for the comparable period ended March 31, 2011. Of the 5,000,000 common shares authorized, 2,610,856 were outstanding on March 31, 2012 and December 31, 2011.

The Company began a share repurchase program in August of 1999 and has continued the program into 2012. No repurchases were made during the first three months of 2012 or during the comparable period in 2011.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of March 31, 2012, the Bank maintained Tier 1 capital of $24.6 million, net risk weighted assets of $225.0 million, and Tier 2 capital of $2.8 million. On March 31, 2012, the Tier 1 capital to risk weighted assets ratio was 10.92%, the total capital ratio was 12.18%, and the Tier 1 leverage ratio was 7.79%.

FINANCIAL CONDITION

Total assets increased by 3.1% to $324.9 million during the three months ended March 31, 2012. Cash and due from banks, which produce no income, increased to $4.9 million on March 31, 2012 from $4.7 million at year-end 2011.

During the three months ended March 31, 2012, gross loans increased by $5.3 million or 2.2%, to $242.0 million from $236.7 million at year-end 2011. The largest component of this increase was in Commercial mortgages, non-owner occupied with a 12.1% increase of $2.0 million to $18.2 million. Noticeable growth occurred in Construction, land and land development with a 5.1% increase of $1.4 million to $29.1 million.

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

As of March 31, 2012, loans valued at $9.4 million were considered impaired, whereas $7.4 million were considered impaired as of December 31, 2011. Between December 31, 2011 and March 31, 2012, new impaired loans totaled $2.0 million, whereas none were dispensed. Management has reviewed these impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

Risk rating grades are assigned conservatively, causing some homogenous loans, like residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

Non-Performing Assets

(Dollars in Thousands)	March 31, 2012		December 31, 2011
	(unaudited)
(percentages are as a percent of total loans)	$	%	$	%
Loans past due 90 days or more and still accruing	$117	0.0%	$60	0.0%
Non-accruing loans	6,551	2.7%	5,417	2.3%

Total non-performing loans	$6,668	2.8%	$5,477	2.3%

Allowance for loan losses	$3,308	1.37%	$3,189	1.35%
Allowance to non-performing loans	49.6%		58.2%

(percentages are as a percent of total loans plus OREO)
Other real estate owned	2,261	0.9%	2,280	1.0%

Total non-performing assets	$8,929	3.7%	$7,757	3.2%

Non-performing loans, which include loans past due 90 days or more and still accruing plus non-accruing loans, as a percentage of total loans, increased to 2.8% as of March 31, 2012 compared to December 31, 2011, a result of two large loans each past due between 91 and 103 days, plus two additional large nonaccruing loans, which are in the process of foreclosure. One of the two past due loans is in the process of workout and the other is well collateralized with a paydown expected within 30 days. Non-accruing loans totaled $6.6 million as of March 31, 2012, up from $5.4 million at year-end 2011. Loans still accruing interest but delinquent for 90 days or more totaled $117 thousand on March 31, 2012, up from $60 thousand on December 31, 2011. Non-performing assets, which include OREO in addition to non-performing loans, increased to 3.7% at March 31, 2012 from 3.2% at December 31, 2011. The Bank has twelve TDRs which are comprised by five borrowers, one more at March 31, 2012 than at December 31, 2011, for a total of $3.9 million. The most recent TDR involves two loans totaling $744 thousand.

Loans charged off during the first three months of 2012 were less than recoveries, resulting in net recoveries of $23 thousand. This represents a reduction in the annualized net charge-off ratio from 0.12% for the first three months of 2011 to negative 0.04% for the same period of 2012. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. The large amount of recoveries was driven by a successful legal judgment on a piece of residential real estate related to a prior foreclosure. Management is maintaining a conservative level of the ALL at 1.37% of total loans, up from 1.35% on December 31, 2011.

The Company had $2.3 million of OREO at March 31, 2012 and December 31, 2011. OREO consists of eight residences, 11 lots, one former lodging property with a restaurant, two former convenience stores, a seafood house and one piece of farmland. In 2012, six OREO properties with a book value of $395 thousand were sold for a loss of $54 thousand, and four properties with a total value of $310 thousand from four borrowers were added through foreclosures and a deed in lieu of foreclosure. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of March 31, 2012, securities available-for-sale at fair value totaled $39.9 million as compared to $41.8 million on December 31, 2011. This represents a net decrease of $1.9 million or 4.6% for the three months. As of March 31, 2012, these securities represented 12.3% of total assets and 13.2% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. These gains or losses, net of tax, are booked as an adjustment to shareholders’ equity based upon market conditions, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the securities to be other than temporarily impaired.

As of March 31, 2012, total deposits were $274.1 million compared to $265.5 million at year-end 2011. This represents an increase in balances of $8.6 million or 3.2% during the three months. This increase was due materially to savings and interest bearing demand deposits with a 4.7% increase of $5.0 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2012, was up by $142 thousand, or 24.7%, compared to the three months ended March 31, 2011. The main driver of this increase is the reduction in losses on OREO properties, which were down to $68 thousand for the three months ended March 31, 2012, compared to $118 thousand for the same period in 2011. Fees from sales of mortgages into the secondary market more than doubled from $38 thousand to $77 thousand. Income from Investment Advantage was up to $63 thousand from $42 thousand for the same period of 2011, an increase of $21 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, increases in investment activity will cause increases in the Company’s income. VISA® related fees declined by $3 thousand to $159 thousand in the first three months of 2012 compared to the similar period in 2011.

Income from fiduciary activities was up by $6 thousand to $160 thousand for the first three months of 2012 compared to the similar period in 2011. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

NON-INTEREST EXPENSE

For the three ended March 31, 2012, non-interest expenses totaled $3.1 million, an increase of $176 thousand, or 6.0%, compared to $2.9 million for the same period in 2011, due mainly to a $133 thousand increase in other expenses, which is related primarily to strategic planning consulting expense. Non-interest expense is comprised of salaries and benefits, occupancy expense, bank franchise tax, Visa® program expense, telephone expense, FDIC assessments and other expense. The largest portion of non-interest expense is salary and benefits, which increased by $30 thousand in the first three months of 2012 compared to the same period in 2011. Without the $93 thousand paid in severance expense related to the reduction in force, salaries and benefits expense would be down by $63 thousand. Expenses related to the VISA® program increased by 3.2% to $131 thousand in the first three months of 2012 as compared to $127 thousand for the same period in 2011. However, when also considering the interest and non-interest income generated by the VISA® program prior to taxes, it provided a net positive contribution to the Company of $39 thousand in the first three months of 2012, down from $41 thousand for the same period in 2011.

Bank franchise taxes increased to $43 thousand for the first three months of 2012 compared to $37 thousand for the same period in 2011 and telephone expenses declined to $41 thousand for the current period compared to $43 thousand for the same period in 2011. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications. Also, FDIC insurance assessments are down by $43 thousand for the same period comparison.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“GAAP”) and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of March 31, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2011. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended March 31, 2012.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

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

Bay Banks of Virginia, Inc.
(Registrant)

May 14, 2012	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)