Form 10-Q
period 2012-06-30
BAY BANKS OF VIRGINIA INC
filed 2012-08-14
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

2,610,856 shares of common stock on August 9, 2012

FORM 10-Q

For the interim period ending June 30, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$13,963,464	$4,728,895
Interest-bearing deposits	13,170,952	10,369,075
Federal funds sold	230,295	2,136,375
Securities available for sale, at fair value	34,289,311	41,799,121
Restricted securities	1,675,300	1,991,200
Loans, net of allowance for loan losses of $3,340,958 and $3,188,541	238,149,621	233,501,281
Premises and equipment, net	11,954,993	12,300,274
Accrued interest receivable	1,190,789	1,161,191
Other real estate owned, net of valuation allowance	2,729,966	2,279,935
Goodwill	2,807,842	2,807,842
Other assets	1,739,553	2,136,907

Total assets	$321,902,086	$315,212,096

LIABILITIES
Noninterest-bearing deposits	$46,056,610	$43,803,349
Savings and interest-bearing demand deposits	107,990,005	105,269,889
Time deposits	114,369,326	116,444,867

Total deposits	$268,415,941	$265,518,105

Securities sold under repurchase agreements	9,072,400	5,277,158
Federal Home Loan Bank advances	15,000,000	15,000,000
Other liabilities	1,382,713	1,402,049
Commitments and contingencies	—	—

Total liabilities	$293,871,054	$287,197,312

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,610,856 shares,)	$13,054,280	$13,054,280
Additional paid-in capital	4,974,456	4,971,531
Retained earnings	9,746,311	9,543,634
Accumulated other comprehensive income, net	255,985	445,339

Total shareholders’ equity	$28,031,032	$28,014,784

Total liabilities and shareholders’ equity	$321,902,086	$315,212,096

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter ended June 30, 2012	Quarter ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
INTEREST INCOME
Loans, including fees	$3,264,259	$3,422,673	$6,489,039	$6,860,836
Securities:
Taxable	180,011	188,895	380,944	394,029
Tax-exempt	62,031	60,161	132,625	124,611
Federal funds sold	1,244	2,142	2,610	5,114
Interest -bearing deposit accounts	8,561	14,810	15,623	23,870

Total interest income	3,516,106	3,688,681	7,020,841	7,408,460

INTEREST EXPENSE
Deposits	716,967	833,092	1,466,121	1,653,773

Securities sold under repurchase agreements	5,146	4,011	8,067	7,409
FHLB advances	140,923	253,598	281,847	595,786

Total interest expense	863,036	1,090,701	1,756,035	2,256,968

Net interest income	2,653,070	2,597,980	5,264,806	5,151,492

Provision for loan losses	546,661	165,000	642,685	220,000

Net interest income after provision for loan losses	2,106,409	2,432,980	4,622,121	4,931,492

NON-INTEREST INCOME
Income from fiduciary activities	157,688	149,054	317,842	303,487
Service charges and fees on deposit accounts	192,826	158,029	359,689	324,285
VISA-related fees	212,654	193,420	372,123	356,378
Other service charges and fees	255,685	205,435	444,795	371,030
Secondary market lending fees	121,687	18,817	198,895	56,705
Gains on sale of securities available for sale	493,955	125,259	502,816	123,583
Other real estate (losses)	(255,796)	(170,277)	(323,849)	(288,053)
Net (losses) gain on other assets	—	—	(4,906)	4,082
Other income	30,076	16,061	58,400	19,179

Total non-interest income	1,208,775	695,798	1,925,805	1,270,676

NON-INTEREST EXPENSES
Salaries and employee benefits	1,384,469	1,548,310	2,946,638	3,080,486
Occupancy expense	546,034	479,328	1,050,365	944,442
Bank franchise tax	42,990	36,780	85,980	73,560
VISA expense	176,944	167,698	308,104	294,835
Telephone expense	33,737	45,283	75,061	88,336
FDIC assessments	103,851	104,856	207,702	251,954
Debit card expense	60,445	47,837	115,849	95,281
Foreclosure property expense	62,532	53,083	105,786	95,649
Other expense	795,302	553,240	1,424,977	1,050,308

Total non-interest expenses	3,206,304	3,036,415	6,320,462	5,974,851

Net income before income taxes	108,880	92,363	227,464	227,317

Income tax	11,830	5,727	24,787	11,945

Net income	$97,050	$86,636	$202,677	$215,372

Basic Earnings Per Share
Average basic shares outstanding	2,610,856	2,605,856	2,610,856	2,605,856
Earnings per share, basic	$0.04	$0.03	$0.08	$0.08

Diluted Earnings Per Share
Average diluted shares outstanding	2,613,877	2,605,856	2,612,816	2,605,856
Earnings per share, diluted	$0.04	$0.03	$0.08	$0.08

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Six months ended June 30, 2012 (unaudited)

Net income		$202,677
Other comprehensive (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period (net of tax, $73,412)	142,505
Less reclassification adjustment for gains recognized in income (net of tax, $170,957)	(331,859)

Other comprehensive (loss)	(189,354)	(189,354)

Comprehensive income		$13,323

Six months ended June 30, 2011 (unaudited)

Net income		$215,372
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period (net of tax, $173,128)	336,071
Less reclassification adjustment for gains recognized in income (net of tax, $42,018)	(81,565)

Other comprehensive income	254,506	254,506

Comprehensive income		$469,878

Three months ended June 30, 2012 (unaudited)

Net income		$97,050
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) arising during the period (net of tax, $225,592)	(437,913)
Less reclassification adjustment for gains recognized in income (net of tax, $167,945)	(326,010)

Other comprehensive (loss)	(111,903)	(111,903)

Comprehensive (loss)		$(14,853)

Three months ended June 30, 2011 (unaudited)

Net income		$86,636
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period (net of tax, $147,539)	286,399
Less reclassification adjustment for gains recognized in income (net of tax, $42,588)	(82,671)

Other comprehensive income	203,728	203,728

Comprehensive income		$290,364

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total
SIX MONTHS ENDED JUNE 30, 2012
(unaudited)

Balance at beginning of period	2,610,856	$13,054,280	$4,971,531	$9,543,634	$445,339	$28,014,784
Net income	—	—	—	202,677	—	202,677

Other comprehensive (loss)	—	—	—	—	(189,354)	(189,354)
Stock compensation expense	—	—	2,925	—	—	2,925

Balance at end of period	2,610,856	$13,054,280	$4,974,456	$9,746,311	$255,985	$28,031,032

SIX MONTHS ENDED JUNE 30, 2011
(unaudited)

Balance at beginning of period	2,605,856	$13,029,280	$4,965,460	$9,193,492	$154,078	$27,342,310
Net income	—	—	—	215,372	—	215,372
Other comprehensive income	—	—	—	—	254,506	254,506
Stock compensation expense	—	—	7,948	—	—	7,948

Balance at end of period	2,605,856	$13,029,280	$4,973,408	$9,408,864	$408,584	$27,820,136

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Six months ended June 30,	2012	2011
Cash Flows From Operating Activities
Net income	$202,677	$215,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400,322	407,458
Net amortization and accretion of securities	126,999	38,178
Provision for loan losses	642,685	220,000
Stock-based compensation	2,925	7,948

(Gain) on securities available-for-sale	(502,816)	(123,583)
Increase in OREO valuation allowance	111,094	249,835
Loss on sale of other real estate	212,755	38,218
Loss (gain) on disposal of fixed assets	4,906	(4,082)
Decrease in accrued income and other assets	323,309	297,060
Increase (decrease) in other liabilities	78,210	(73,710)

Net cash provided by operating activities	$1,603,066	$1,272,694

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	$1,610,448	$4,769,373
Proceeds from sales and calls of available-for-sale securities	9,849,763	4,081,190
Purchases of available-for-sale securities	(3,861,484)	(5,480,327)
Sales of restricted securities	315,900	76,700
(Increase) in interest bearing deposits in other banks	(2,801,877)	(14,618,961)
Decrease (increase) in federal funds sold	1,906,080	(587,461)
Loan (originations) and principal collections, net	(6,695,008)	8,502,482
Proceeds from sale of other real estate	674,550	1,879,456

(Purchases) of premises and equipment	(59,947)	(97,970)

Net cash provided by (used in) investing activities	$938,425	$(1,475,518)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	$4,973,377	$3,301,377
Net (decrease) increase in time deposits	(2,075,541)	2,902,003
Net increase (decrease) in securities sold under repurchase agreements	3,795,242	(106,247)
(Decrease) in FHLB advances	—	(5,000,000)

Net cash provided by financing activities	$6,693,078	$1,097,133

Net increase in cash and due from banks	9,234,569	894,309

Cash and due from banks at beginning of period	4,728,895	3,275,584

Cash and due from banks at end of period	$13,963,464	$4,169,893

Supplemental Schedule of Cash Flow Information
Interest paid	$1,765,190	$2,354,537

Income taxes paid	—	103,827

Unrealized gain (loss) on investment securities	(286,900)	385,616

Loans transferred to other real estate owned	1,403,983	1,220,132

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

Note 2: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

Available-for-sale securities June 30, 2012 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$7,697,972	$102,762	$(15,038)	$7,785,696
State and municipal obligations	25,725,617	803,240	(25,242)	26,503,615

	$33,423,589	$906,002	$(40,280)	$34,289,311

Available-for-sale securities December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$8,698,771	$100,951	$(4,656)	$8,795,066
State and municipal obligations	31,947,729	1,066,585	(10,259)	33,004,055

	$40,646,500	$1,167,536	$(14,915)	$41,799,121

Securities with a market value of $10.2 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of June 30, 2012. The market value of pledged securities at December 31, 2011 was $9.3 million.

Securities in an unrealized loss position at June 30, 2012 and December 31, 2011, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at June 30, 2012 included five municipals and three federal agencies. Bonds with unrealized loss positions at December 31, 2011 included two municipals and one federal agency. The tables are shown below.

	Less than 12 months		12 months or more		Total
June 30, 2012 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,064,773	$11,440	$245,120	$3,598	$1,309,893	$15,038
States and municipal obligations	2,388,401	25,242	—	—	2,388,401	25,242

Total temporarily impaired securities	$3,453,174	$36,682	$245,120	$3,598	$3,698,294	$40,280

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$311,122	$4,656	$—	$—	$311,122	$4,656
States and municipal obligations	819,809	10,259	—	—	819,809	10,259

Total temporarily impaired securities	$1,130,931	$14,915	$—	$—	$1,130,931	$14,915

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.2 million at June 30, 2012 and $1.6 million at December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Note 3: Loans

The following is a summary of the balances of loans:

	June 30, 2012	December 31, 2011
	(unaudited)
Mortgage loans on real estate:
Construction, Land and Land Development	$28,582,337	$27,642,280
Farmland	1,484,981	1,526,050
Commercial Mortgages (Non-Owner Occupied)	20,884,287	16,198,584
Commercial Mortgages (Owner Occupied)	26,063,505	27,845,596
Residential First Mortgages	110,120,103	107,638,735
Residential Junior Mortgages	28,800,598	28,526,008
Commercial and Industrial loans	18,316,782	18,983,332
Consumer Loans	7,237,986	8,329,237

Total loans	$241,490,579	$236,689,822
Allowance for loan losses	(3,340,958)	(3,188,541)

Loans, net	$238,149,621	$233,501,281

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals June 30, 2012 (unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$—	$122,479	$400,723	$406,378	$929,580	$27,652,757	$28,582,337
Farmland	—	—	—	—	—	1,484,982	1,484,981
Commercial Mortgages (Non-Owner Occupied)	—	—	—	318,418	318,418	20,565,869	20,884,287
Commercial Mortgages (Owner Occupied)	—	—	—	915,795	915,795	25,147,710	26,063,505
Residential First Mortgages	183,887	97,311	—	3,253,860	3,535,058	106,585,044	110,120,103
Residential Junior Mortgages	60,123	—	—	1,886,099	1,946,222	26,854,376	28,800,598
Commercial and Industrial	1,678	—	—	513,009	514,687	17,802,095	18,316,782
Consumer Loans	4,247	—	—	16,186	20,433	7,217,553	7,237,986

Total	$249,935	$219,790	$400,723	$7,309,745	$8,180,193	$233,310,386	$241,490,579

Loans Past Due and Nonaccruals December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$—	$93,287	$—	$534,037	$627,324	$27,014,956	$27,642,280
Farmland	—	—	—	—	—	1,526,050	1,526,050
Commercial Mortgages (Non-Owner Occupied)	—	—	—	384,168	384,168	15,814,416	16,198,584
Commercial Mortgages (Owner Occupied)	—	—	—	256,749	256,749	27,588,847	27,845,596
Residential First Mortgages	128,632	92,503	—	1,666,779	1,887,914	105,750,821	107,638,735
Residential Junior Mortgages	29,712	—	—	1,741,286	1,770,998	26,755,010	28,526,008
Commercial and Industrial	43,364	—	—	742,720	786,084	18,197,248	18,983,332
Consumer Loans	56,272	466,560	60,090	90,933	673,855	7,655,382	8,329,237

Total	$257,980	$652,350	$60,090	$5,416,672	$6,387,092	$230,302,730	$236,689,822

Note 4: Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

Allowance for Loan Losses by Portfolio Segment

For the six months ended June 30, 2012 (unaudited)

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541

(Charge-offs)	(57,660)	—	(283,569)	—	(203,544)	(32,674)	(185,427)	(75,381)		(838,255)

Recoveries	—	—	285,084	—	—	—	10,869	52,034		347,987
Provision	41,031	1,000	(515)	(179,522)	277,334	(76,007)	180,740	99,557	299,067	642,685

Ending Balance	$173,871	$1,000	$89,000	$374,796	$1,235,341	$610,440	$287,832	$261,210	$307,468	$3,340,958

Individually evaluated for impairment	$117,871	$—	$—	$140,796	$843,341	$431,440	$176,832	$94,210	$—	$1,804,490
Collectively evaluated for impairment	$56,000	$1,000	$89,000	$234,000	$392,000	$179,000	$111,000	$167,000	$307,468	$1,536,468

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$406,378	$—	$—	$1,603,830	$4,025,871	$1,760,201	$513,008	$94,210		$8,403,498
Collectively evaluated for impairment	28,175,959	1,484,981	20,884,287	24,459,675	106,094,232	27,040,397	17,803,774	7,143,776		233,087,081

Total Gross Loans	$28,582,337	$1,484,981	$20,884,287	$26,063,505	$110,120,103	$28,800,598	$18,316,782	$7,237,986		$241,490,579

Provision is negative for the Commercial Mortgages (Owner occupied) and Residential Junior Mortgages segments due mainly to a reduction in the level of individual impaired allowance required for each of these segments.

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

As of June 30, 2012 (unaudited)

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
INTERNAL RISK RATING GRADES
Grade:
Pass	$21,681,318	$1,484,982	$15,087,894	$17,044,474	$14,057,251	$69,355,919
Watch	4,581,011	—	2,468,359	6,261,502	3,461,592	16,772,464
Special mention	—	—	2,574,371	—	—	2,574,371
Substandard	1,977,390	—	753,663	2,757,529	284,930	5,773,512
Doubtful	342,618	—	—	—	513,009	855,627

Total	$28,582,337	$1,484,982	$20,884,287	$26,063,505	$18,316,782	$95,331,893

As of December 31, 2011

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
INTERNAL RISK RATING GRADES
Grade:
Pass	$20,365,500	$1,526,050	$11,209,765	$17,875,112	$13,790,715	$64,767,142
Watch	2,807,742	—	1,847,911	7,079,654	3,952,068	15,687,375
Special mention	2,186,094	—	2,393,755	310,959	—	4,890,808
Substandard	1,940,326	—	681,403	2,323,122	457,698	5,402,549
Doubtful	342,618	—	65,750	256,749	782,851	1,447,968

Total	$27,642,280	$1,526,050	$16,198,584	$27,845,596	$18,983,332	$92,195,842

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of June 30, 2012 (unaudited)

	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
PAYMENT ACTIVITY STATUS
Performing	$106,866,242	$26,914,499	$7,221,800	$141,002,541
Nonperforming	3,253,860	1,886,099	16,186	5,156,145

Total	$110,120,102	$28,800,598	$7,237,986	$146,158,686

As of December 31, 2011

	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
PAYMENT ACTIVITY STATUS
Performing	$105,971,956	$26,784,722	$8,178,214	$140,934,892
Nonperforming	1,666,779	1,741,286	151,023	3,559,088

Total	$107,638,735	$28,526,008	$8,329,237	$144,493,980

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS

As of June 30, 2012 (unaudited)

	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,070,907	2,070,907	—	1,660,547	41,149	24,912
Residential Junior Mortgages (1)	28,278	28,278	—	29,510	—	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	737,990	737,990	—	418,580	19,218	19,874
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	—	—	—	—	—	—

	$2,837,175	$2,837,175	$—	$2,108,637	$60,367	$44,786

With an allowance recorded:
Construction, land & land development	$406,378	$408,540	$117,871	$407,510	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,954,964	2,125,388	843,341	1,870,295	24,129	23,564
Residential Junior Mortgages (1)	1,731,923	2,054,084	431,440	1,745,835	3,750	1,875
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	865,840	865,840	140,796	865,861	15,900	9,010
Commercial & industrial	513,008	593,740	176,832	486,690	—	316
Consumer (2)	94,210	94,210	94,210	62,807	4,050	4,050

	$5,566,323	$6,141,802	$1,804,490	$5,438,998	$47,829	$38,815

Total Impaired Loans:
Construction, land & land development	$406,378	$408,540	$117,871	$407,510	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	4,025,871	4,196,295	843,341	3,530,842	65,278	48,476
Residential Junior Mortgages (1)	1,760,201	2,082,362	431,440	1,775,345	3,750	1,875
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,603,830	1,603,830	140,796	1,284,441	35,118	28,884
Commercial & industrial	513,008	593,740	176,832	486,690	—	316
Consumer (2)	94,210	94,210	94,210	62,807	4,050	4,050

	$8,403,498	$8,978,977	$1,804,490	$7,547,635	$108,196	$83,601

(1)	Junior mortgages include equity lines
(2)	includes credit cards

IMPAIRED LOANS

As of December 31, 2011

	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	901,132	901,132	—	726,266	52,293	52,378
Residential Junior Mortgages	131,226	131,226	—	66,245	7,325	6,208
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	258,875	258,875	—	208,153	14,311	14,309
Commercial & industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$1,291,233	$1,291,233	$—	$1,000,665	$73,929	$72,895

With an allowance recorded:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,286,015	2,303,167	726,552	1,254,593	100,550	95,208
Residential Junior Mortgages	1,659,632	1,961,728	465,121	1,451,332	14,483	9,846
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,188,403	1,191,301	244,318	891,128	48,600	44,593
Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548
Consumer	—	—	—	—	—	—

	$6,102,887	$6,475,658	$1,792,141	$4,309,779	$183,480	$167,455

Total Impaired Loans:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	3,187,147	3,204,299	726,552	1,980,859	152,843	147,586
Residential Junior Mortgages	1,790,858	2,092,954	465,121	1,517,577	21,808	16,054
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,447,278	1,450,176	244,318	1,099,281	62,911	58,902
Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548
Consumer	—	—	—	—	—	—

	$7,394,120	$7,766,891	$1,792,141	$5,310,444	$257,409	$240,350

At June 30, 2012, the Bank had five relationships that constitute troubled debt restructurings (“TDR”), totaling $3.8 million. One relationship involves seven loans totaling $1.8 million, which is included above in the commercial and industrial segment; the construction, land and land development segment; and the residential junior mortgages segment. These loans had defaulted and have been nonaccruing since October of 2010, and were modified during the second quarter of 2011 to provide cross-collateralization between loans and reduced payments. Three relationships each involved residential first mortgages for a total of $1.5 million in principal balances. Two of these three with balances of $804,064 as of June 30, 2012, were restructured during 2011. The third relationship was added in 2012, which involved a residential first mortgage totaling $649,485, and a consumer loan totaling $94,210. In the second quarter of 2012, a commercial owner occupied mortgage was added totaling $479,115. Of these five relationships, two are non-accruing related to bankruptcies, one is non-accruing due to default, and two are performing according to modified terms.

At December 31, 2011, the Bank had four relationships that constituted TDRs, totaling $3.3 million. One of these relationships, with a balance of $451,755, was dispensed via foreclosure in the second quarter of 2012, resulting in a charge-off of $188,122.

At June 30, 2012 and December 31, 2011, nonaccruing loans excluded from impaired loan disclosure totaled $453,210 and $681,592, respectively. If interest on these nonaccruing loans had been accrued, such income would have approximated $4,056 during the six months ended June 30, 2012 and $32,560 during the year ended December 31, 2011.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
(Unaudited)	Average Shares	Per Share Amount	Average Shares	Per share Amount	Average Shares	Per Share Amount	Average Shares	Per Share Amount

Basic earnings per share	2,610,856	$0.04	2,605,856	$0.03	2,610,856	$0.08	2,605,856	$0.08

Effect of dilutive securities:
Stock options	3,021		—		1,960		—

Diluted earnings per share	2,613,877	$0.04	2,605,856	$0.03	2,612,816	$0.08	2,605,856	$0.08

As of June 30, 2012 and 2011, options on 122,056 and 206,388 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $2,924 during the first six months of 2012 and $7,948 for the same period in 2011. There was no unrecognized compensation expense related to stock options as of June 30, 2012. As of October 6, 2011, 5000 shares of the Company’s common stock was granted to the new Chief Executive Officer. These shares vested immediately and $16,000 in stock compensation expense was posted on that date

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were no options granted and no options exercised during the six month period ended June 30, 2012.

Stock option plan activity for the six months ended June 30, 2012, is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1	197,423	$10.00	5.8
Granted	—	—
Forfeited	(47,645)	9.17
Exercised	—	—
Expired	(17,222)	15.34

Options outstanding, June 30	132,556	9.60	5.8	$9,963

Options exercisable, June 30	132,556	9.60	5.8	$9,963

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on changes in the market value of the Company’s common stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at June 30, 2012 and December 31, 2011, as reflected on the consolidated balance sheets was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance was tested for impairment as of September 30, 2010, and no impairment was determined to exist. Based on Accounting Standards Update (“ASU”) 2011-08, which the Company chose to adopt early, a qualitative assessment performed as of September 30, 2011 indicated that no further impairment testing was necessary for 2011. Considerations of the qualitative assessment included macroeconomic conditions, industry and market environments, financial performance of the five branches, and changes in key personnel, customers or strategy, none of which cause management to believe that the goodwill is impaired.

Note 8: Employee Benefit Plans

The Company has a non-contributory, defined benefit pension plan for all full-time employees over 21 years of age. Under this cash balance plan, until December 31, 2012, the account balance for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Company’s Board of Directors. Effective December 31, 2012, this plan will be frozen. Subsequently, annual pay credits will be discontinued, but each participant’s account balance will continue to grow based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses.

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post Retirement Benefits
Six months ended June 30,	2012	2011	2012	2011
Service cost	$127,142	$137,474	$13,001	$11,141
Interest cost	89,149	103,988	14,978	15,886
Expected return on plan assets	(160,932)	(176,574)	—	—
Amortization of unrecognized prior service cost	(26,981)	(26,982)	—	—
Amortization of unrecognized net loss	35,720	21,210	1,457	84
Remaining amortization of unrecognized net loss due to settlements	112,313	—	—	—

Net gain due to curtailment	(191,177)	—	—	—

Amortization of transition obligation	—	—	1,471	1,456

Net periodic benefit cost	$(14,766)	$59,116	$30,907	$28,567

The Company expects to make no contribution to its pension plan and $22,061 to its post-retirement benefit plan in 2012. The Company has contributed $7,655 toward the post-retirement plan during the first six months of 2012.

Note 9: Long Term Debt

On June 30, 2012, the Bank had FHLB debt consisting of two advances. The FHLB holds an option to terminate the $10 million advance on any quarterly payment date. The $10 million advance has an early conversion option which gives the FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. If the FHLB elects to convert, the Bank may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $55.8 million. Immediate available credit, as of June 30, 2012, was $40.0 million. With additional collateral, the total line of credit is worth $64.7 million, with $38.8 million available.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements at June 30, 2012 Using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
U. S. Government agencies	$7,785,696	$—	$7,785,696	$—
State and municipal obligations	26,503,615	—	26,503,615	—

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Government agencies	$8,795,066	$—	$8,795,066	$—
State and municipal obligations	33,004,055	—	33,004,055	—

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

Other Real Estate Owned: Certain assets such as other real estate owned are measured at the lower of their carrying value or fair value less estimated costs to sell. At or near the time of foreclosure, the Bank obtains real estate appraisals on the properties acquired through foreclosure. The real estate is then valued at the lesser of the loan balance, including interest receivable, or the appraised value at the time of foreclosure less an estimate of costs to sell the property. Management believes that the fair value component in its valuation follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820 and that current real estate appraisals support a Level 2 valuation.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair value measurements at June 30, 2012 using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Impaired Loans, net of valuation allowance	$3,761,833	$—	$1,618,409	$2,143,424
Other real estate owned	$2,729,966	$—	$2,729,966	$—

		Fair value measurements at December 31, 2011 using
Description	Balance as of December 31,2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$4,310,746	$—	$2,057,314	$2,253,432
Other real estate owned	$2,279,935	$—	$2,279,935	$—

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at June 30, 2012 Using
June 30, 2012 (unaudited)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and due from banks	$13,963,464	$13,963,464	$—	$—
Interest-bearing deposits	13,170,952	—	13,170,952	—
Federal funds sold	230,295	—	230,295	—
Securities available-for-sale	34,289,311	—	34,289,311	—
Restricted securities	1,675,300	—	1,675,300	—
Loans, net	238,149,621	—	239,720,381	2,143,424
Accrued interest receivable	1,190,789	—	1,190,789	—

Liabilities:
Non-interest-bearing deposits	$46,056,610	$—	$46,056,610	$—
Savings and other interest-bearing deposits	107,990,005	—	107,990,005	—
Time deposits	114,369,326	—	117,465,510	—
Securities sold under repurchase agreements	9,072,400	—	9,072,400	—
FHLB advances	15,000,000	—	16,599,811	—
Accrued interest payable	159,473	—	159,473	—

		Fair Value Measurements at December 31, 2011 Using
December 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and due from banks	$4,728,895	$4,728,895	$—	$—
Interest-bearing deposits	10,369,075	—	10,369,075	—
Federal funds sold	2,136,375	—	2,136,375	—
Securities available-for-sale	41,799,121	—	41,799,121	—
Restricted securities	1,991,200	—	1,991,200	—
Loans, net	233,501,821	—	231,681,647	2,253,432
Accrued interest receivable	1,161,191	—	1,161,191	—

Liabilities:
Non-interest-bearing deposits	$43,803,349	$—	$43,803,349	$—
Savings and other interest-bearing deposits	105,269,889	—	105,269,889	—
Time deposits	116,444,867	—	118,668,679	—
Securities sold under repurchase agreements	5,277,158	—	5,277,158	—
FHLB advances	15,000,000	—	16,651,084	—
Accrued interest payable	168,628	—	168,628	—

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

At June 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

EXECUTIVE SUMMARY

The Company remains energized under its new leadership and management is continuing the implementation of numerous plans and projects to improve earnings which are beginning to show results. The reduction in work force of 15% of total full-time employees completed in January of 2012 is showing related salary and benefit expense reductions. Under the Bank’s new residential lending manager, secondary market lending fee income dramatically improved this quarter. New loan products are being introduced in August 2012, which we anticipate will allow us to put more loans on our balance sheet. Our Board of Directors has approved the freezing of our cash balance pension plan effective December 31, 2012, which will save more than $100 thousand this year. Our net interest margin continues to improve. The Bank’s new Investment Advantage representative is bringing in new customers and contributing noticeably to the improvement in non-deposit product fee income. The Bank’s new Overdraft Privilege Program, which is offered to customers who demonstrate responsible management of their funds, is contributing improvements in fees on deposit accounts. Other projects are beginning to contribute to improved fee income. We continue our traditional conservative philosophy and service to our community.

Although our non-performing assets ratios remain favorable compared to peers, we remain frustrated with the agonizingly slow economic growth and its related effects on our borrowers. The level of non-performing assets and impaired loans remains a primary concern.

Significant efforts are made to prevent foreclosures, but some are unavoidable, and although some Other Real Estate Owned (“OREO”) properties have been sold, others have been added, leaving the balance of OREO at around $2.8 million. These foreclosed properties continue to stress earnings due to repair and maintenance expenses and reductions in book value.

Non-accruing loans, which no longer accrue interest income, have grown to $7.3 million. On a positive note, though, balances on loans considered impaired that are not already non-accruing decreased to $1.5 million as of June 30, 2012 compared to $2.6 million on December 31, 2011.

Charge-offs against the Allowance for Loan Losses (“ALL”) are higher so far in 2012 compared to the same period in 2011, causing related increases in provision for loan losses expense. The vast majority of these charged off loans were included in the ALL as specific reserves on impaired loans. As the local market for real estate appears to have stabilized, we remain cautiously optimistic that the worst levels of foreclosures and charge-offs are behind us.

Like all financial institutions holding insured domestic deposits, one of the major challenges to earnings is Federal Deposit Insurance Corporation (“FDIC”) insurance premiums for those deposits. This insurance remains historically high as the FDIC rebuilds the Deposit Insurance Fund. As a result, the Bank continues to experience elevated levels of FDIC assessment expense.

Interest margins continue to improve. Although interest rates remain at historic lows, management continues to mitigate declines in interest income with larger reductions in interest expense, resulting in increases in net interest income. Loan yields continue to decline, contributing to the reduced interest income, which is also negatively impacted to a lesser degree by nonaccruing loans. However, management has systematically reduced deposit rates to reflect the current rate environment, creating compensating reductions in costs of funds and interest expense. The $15 million paydown in Federal Home Loan Bank of Atlanta (“FHLB”) advances in the second and third quarters of 2011 contributed a material reduction in interest expense and cost of funds. Looking forward, as time deposits continue to mature and new ones are issued at lower rates, reductions in interest expense are expected to continue.

As market interest rates have continued to decline, unrealized gains on securities in the Bank’s investment portfolio continue to increase. This has allowed us to sell securities and realize gains to improve earnings and mitigate much of the non-performing asset challenges. These sales of securities contributed the majority of the increase in cash levels this quarter. As a result, our liquidity levels are noticeably higher and more than sufficient.

Finally, our core capital levels and regulatory ratios remain solid. According to the Bank’s regulators, the Bank remains “well capitalized” under supervisory guidelines. The Board and management are closely monitoring the developments related to the Consumer Financial Protection Bureau’s proposed rules for Basel III capital requirements.

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

EARNINGS SUMMATION

For the six months ended June 30, 2012, net income was $203 thousand, a decrease of 5.9% compared to the $215 thousand for the similar period in 2011. Diluted earnings per average share for the six months ended June 30, 2012 remained at $0.08, no change from the same period in 2011; annualized return on average assets was 0.13% for both the six months ended June 30, 2012 and 2011; and annualized return on average equity was 1.44% and 1.58%, respectively.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Although interest income is down by $388 thousand in the first six months of 2012 compared to the same period in 2011, interest expense is down by $501 thousand, thereby increasing the level of net interest income by $113 thousand, or 2.2%. The $388 thousand decrease in interest income was driven by lower average loan balances, but more due to reduced loan yields. The $501 thousand decrease in interest expense was primarily due to reduced rates on savings accounts and time deposits and reduced FHLB borrowings.

Net Interest Income Analysis (unaudited)

	Six months ended 6/30/2012			Six months ended 6/30/2011
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$28,769	$381	2.65%	$25,244	$394	3.12%
Tax-exempt investments (1)	11,331	202	3.55%	6,865	189	5.52%

Total investments	40,100	583	2.91%	32,109	583	3.63%

Gross loans (2)	240,739	6,489	5.40%	244,560	6,861	5.62%
Interest-bearing deposits	12,844	16	0.24%	20,289	24	0.24%
Federal funds sold	2,366	3	0.22%	5,557	5	0.19%

Total Interest Earning Assets	$296,049	$7,091	4.79%	$302,515	$7,473	4.94%

INTEREST-BEARING LIABILITIES:
Savings deposits	$47,838	$101	0.43%	$48,589	$200	0.83%
NOW deposits	38,137	40	0.21%	38,380	49	0.26%
Time deposits => $100,000	51,687	593	2.31%	47,920	590	2.48%
Time deposits < $100,000	63,789	657	2.08%	64,485	736	2.30%
Money market deposit accounts	23,000	74	0.65%	20,289	79	0.79%

Total Deposits	$224,451	$1,465	1.32%	$219,663	$1,654	1.52%

Securities sold under repurchase agreements	$6,060	$8	0.27%	$6,747	$7	0.21%
FHLB advances	15,000	282	3.78%	28,790	596	4.17%

Total Interest-Bearing Liabilities	$245,511	$1,755	1.44%	$255,200	$2,257	1.78%

Net interest income and net interest margin		$5,336	3.60%		$5,215	3.45%

Net interest rate spread			3.35%			3.16%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes VISA program and nonaccrual loans.

The annualized net interest margin was 3.60% for the six months ended June 30, 2012, up from 3.45% for the same period in 2011. The main reason for this improvement is reductions in FHLB advances. Unfortunately, because interest rates remain at historic lows, new loans are generally added to the loan portfolio at lower yields than the average yield of the portfolio as a whole. Combined with paydowns and payoffs of generally higher yielding loans, and a smaller loan portfolio, interest income has continued to decline. However, deposit rates have declined to reduce the cost of funding and interest expense. One FHLB advance matured during the second quarter of 2011, allowing management to reduce the level of FHLB borrowings at materially lower interest rates. Two more FHLB advances were prepaid in August of 2011. These reductions in rates and balances of interest bearing liabilities have more than mitigated the declines in interest income, thus improving net interest income and the net interest margin. Also, since December 31, 2011, balances in checking, savings and money market accounts have increased while time deposit balances have declined, creating an improvement in the cost of the deposit mix. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this trend is expected to continue, but at a slower pace, and to have positive effects on the net interest margin.

Average interest-earning assets decreased 2.1% to $296.0 million for the six months ended June 30, 2012, as compared to $302.5 million for the six months ended June 30, 2011. Average interest-earning assets as a percent of total average assets remained 92.0% for the six months ended June 30, 2012 as compared to the same period of 2011. As shown in the table above, for the six months ended June 30, 2012, the loan portfolio, with $240.7 million, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 3.8% to $245.5 million for the six months ended June 30, 2012, as compared to $255.2 million for the six months ended June 30, 2011. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $115.5 million for the six months ended June 30, 2012, up from $112.4 million for the similar period in 2011.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, increased to 3.35% for the six months ended June 30, 2012 compared to 3.16% for the same period in 2011.

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

At June 30, 2012, cash totaled $14.0 million, federal funds sold totaled $230 thousand, interest-bearing deposits at the Federal Reserve Bank of Richmond totaled $13.2 million, and securities and loans maturing in one year or less totaled $24.2 million. This results in a liquidity ratio as of June 30, 2012 of 16.0% as compared to 14.2% as of December 31, 2011. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan. Given current economic uncertainty, management is maintaining a historically high level of liquidity.

In addition, as noted earlier, the Company has a line of credit with the FHLB of $55.8 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

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

	Off Balance Sheet Arrangements
	June 30, 2012	December 31, 2011
(Dollars in Thousands)	(unaudited)
Total Loan Commitments Outstanding	$30,745	$31,170
Standby-by Letters of Credit	383	378

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

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised mainly of outstanding common stock and retained earnings. Capital can be increased with securities offerings or through earnings. The Company has a formal capital policy and plan and management believes that the capital level at June 30, 2012, supports current economic uncertainty.

From December 31, 2011 to June 30, 2012, total shareholders’ equity increased by $16 thousand to $28.0 million. Several factors impact shareholder’s equity, including net income, earnings returned to shareholders through cash dividends and regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income on the balance sheets and statement of changes in shareholders’ equity. Another factor effecting accumulated other comprehensive income is changes in the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income was $27.8 million on June 30, 2012 compared to $27.6 million on December 31, 2011. Accumulated other comprehensive income decreased $189.4 thousand between December 31, 2011 and June 30, 2012, a result of reductions in unrealized gains in the investment portfolio due to sales of securities.

Book value per share, basic, increased by 0.1% to $10.74 on June 30, 2012 from $10.73 on December 31, 2011. Book value per share, basic, before accumulated other comprehensive income on June 30, 2012, compared to December 31, 2011, increased by 0.8% to $10.64 from $10.56. No cash dividends were paid for the six-month period ended June 30, 2012, nor for the comparable period ended June 30, 2011. Of the 5,000,000 common shares authorized, 2,610,856 were outstanding on June 30, 2012 and December 31, 2011.

The Company began a share repurchase program in August of 1999 and has continued the program into 2012. No repurchases were made during the first six months of 2012 nor during the comparable period in 2011.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of June 30, 2012, the Bank maintained Tier 1 capital of $24.7 million, net risk weighted assets of $224.6 million, and Tier 2 capital of $2.8 million. On June 30, 2012, the Tier 1 capital to risk weighted assets ratio was 11.01%, the total capital ratio was 12.27%, and the Tier 1 leverage ratio was 7.79%.

FINANCIAL CONDITION

Total assets increased by 2.1% to $321.9 million during the six months ended June 30, 2012 from $315.2 million at December 31, 2011. Cash and due from banks, which produces no income, increased to $14.0 million on June 30, 2012 from $4.7 million at year-end 2011. This is due to $10.0 million which was committed to the Bank’s primary correspondent bank account, which earns 0.35% toward reduction in fee expenses generated by that account. This represents an improvement over the 0.25% these funds would earn in the Bank’s Federal Reserve Bank of Richmond account.

During the six months ended June 30, 2012, gross loans increased by $4.8 million or 2.0%, to $241.5 million from $236.7 million at year-end 2011. The largest component of this increase was in Commercial non-owner occupied mortgages with a 28.9% increase of $4.7 million to $20.9 million. Noticeable growth also occurred in Residential mortgages and Construction mortgages, which increased $2.5 million and $940 thousand, respectively.

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

As of June 30, 2012, loans valued at $8.4 million were considered impaired, whereas $7.4 million were considered impaired as of December 31, 2011. Between December 31, 2011 and June 30, 2012, six impaired loan relationships were identified and five were dispensed through foreclosures and charge-offs. Management has reviewed these impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

Risk rating grades are assigned conservatively, causing some homogenous loans, like residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

Non-Performing Assets

(Dollars in Thousands)	June 30, 2012		December 31, 2011
	(unaudited)
(percentages are as a percent of total loans)	$	%	$	%
Loans past due 90 days or more and still accruing	$401	0.2%	$60	0.0%
Non-accruing loans	7,310	3.0%	5,417	2.3%

Total non-performing loans	$7,711	3.2%	$5,477	2.3%

Allowance for loan losses	$3,341	1.38%	$3,189	1.35%
Allowance to non-performing loans	43.3%		58.2%
(percentages are as a percent of total loans plus OREO)
Other real estate owned	2,730	1.1%	2,280	1.0%

Total non-performing assets	$10,441	4.3%	$7,757	3.2%

Non-performing loans, which include loans past due 90 days or more and still accruing plus non-accruing loans, as a percentage of total loans, increased to 3.2% as of June 30, 2012 compared to 2.3% as of December 31, 2011, a result of one large relationship placed on nonaccrual and one loan past due 151 days. Non-accruing loans totaled $7.3 million as of June 30, 2012, up from $5.4 million at year-end 2011. One loan with a balance of $401 thousand was delinquent for more than 90 days on June 30, 2012 but still accruing interest because it was in the process of collection and is well collateralized. Non-performing assets, which include OREO in addition to non-performing loans, increased to 4.3% at June 30, 2012 from 3.2% at December 31, 2011. Management believes that the Allowance to non-performing loans ratio of 43.3% is sufficient because the increase in non-performing loans is materially due to one relationship which is well collateralized. The Bank has thirteen TDRs which are comprised by five borrowers, one more at June 30, 2012 than at December 31, 2011, for a total of $3.8 million. The most recent TDR involves one loan with a balance of $479 thousand.

Loans charged off during the first six months of 2012, net recoveries, totaled $490 thousand compared to $134 thousand for the comparable period in 2011. This represents a growth in the annualized net charge-off ratio from 0.13% for the first six months of 2011 to 0.41% for the same period of 2012. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. The large amount of recoveries was driven by a successful legal judgment on a piece of residential real estate related to a prior foreclosure. Management is maintaining a conservative level of the ALL at 1.38% of total loans, up from 1.35% on December 31, 2011.

The Bank had $2.7 million of OREO at June 30, 2012 and $2.3 million at December 31, 2011. OREO consists of three residences, 14 lots, two former convenience stores, a seafood house, one piece of farmland, one former nursery property and two commercial business properties. In 2012, ten OREO properties with a book value of $968 thousand were sold for a loss of $214 thousand, and nine properties with a total book value of $1.4 million from nine borrowers were added through foreclosures and a deed in lieu of foreclosure. Write-downs of book value on OREO properties totaled $111 thousand during the first six months of 2012, compared to $250 thousand for the same period in 2011. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of June 30, 2012, securities available-for-sale at fair value totaled $34.3 million as compared to $41.8 million on December 31, 2011. This represents a net decrease of $7.5 million or 18.0% for the six months, due mainly to sales of securities. As of June 30, 2012, these securities represented 10.7% of total assets and 11.8% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis based on market conditions. These gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the securities with unrealized losses to be other than temporarily impaired.

As of June 30, 2012, total deposits were $268.4 million compared to $265.5 million at year-end 2011. This represents an increase in balances of $2.9 million or 1.1% during the six months. This increase was due materially to both savings and demand deposits with a 3.4% increase of $5.0 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2012, was up by $655 thousand, or 51.6%, compared to the six months ended June 30, 2011. The main driver of this increase is gains on sales of securities, which were up to $503 thousand for the six months ended June 30, 2012, compared to $124 thousand for the same period in 2011. Overdraft fees have increased to $274 thousand for the first six months of 2012 compared to $243 thousand for the similar period in 2011, a result of the Bank’s new Overdraft Privilege Program. Fees from sales of mortgages into the secondary market more than tripled from $57 thousand to $199 thousand. Income from Investment Advantage was up to $188 thousand from $120 thousand for the same period of 2011, an increase of $68 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, increases in investment activity will cause increases in the Company’s income. VISA® related fees increased by $16 thousand to $372 thousand in the first six months of 2012 compared to the similar period in 2011.

Income from fiduciary activities was up by $15 thousand to $318 thousand for the first six months of 2012 compared to the similar period in 2011. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

NON-INTEREST EXPENSE

For the six months ended June 30, 2012, non-interest expenses totaled $6.3 million, an increase of $346 thousand, or 5.8%, compared to $5.9 million for the same period in 2011, due mainly to a $375 thousand increase in other expenses, which is related to consulting expense for strategic planning and revenue enhancement, fraud investigation expense, a large paid item write-off, and foreclosed property expense. Non-interest expense is comprised of salaries and benefits, occupancy expense, bank franchise tax, Visa® program expense, telephone expense, FDIC assessments and other expense. The largest portion of non-interest expense is salary and benefits, which decreased by $134 thousand in the first six months of 2012 compared to the same period in 2011, a result of the reduction in force completed in January of 2012.

Occupancy expense increased by $106 thousand for the first six months of 2012 compared to the similar period in 2011, a result of deferred maintenance expense and new software maintenance. Bank franchise taxes increased to $86 thousand for the first six months of 2012 compared to $74 thousand for the same period in 2011 and telephone expenses declined to $75 thousand for the current period compared to $88 thousand for the same period in 2011. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications. Also, FDIC insurance assessments are down by $44 thousand for the same period comparison.

Expenses related to the VISA® program increased by 4.5% to $308 thousand in the first six months of 2012 as compared to $295 thousand for the same period in 2011. However, when also considering the interest and non-interest income generated by the VISA® program prior to taxes, it provided a net positive contribution to the Company of $90 thousand in the first six months of 2012, up from $72 thousand for the same period in 2011.

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

ITEM  4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of June 30, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company began a share repurchase program in August of 1999 and has continued the program into 2012. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended June 30, 2012.

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

Bay Banks of Virginia, Inc.
(Registrant)

August 14, 2012	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)