Form 10-Q/A
period 2012-06-30
BAY BANKS OF VIRGINIA INC
filed 2012-09-13
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Bay Banks of Virginia, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, solely to furnish Exhibit 101 to the Form 10-Q which provides the Company’s consolidated financial statements and related notes formatted in Extensible Business Reporting Language (XBRL).

Except as described above, no other changes have been made to the original filing and this Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures in the original filing. Accordingly, this Form 10-Q/A speaks as of the date of original filing and does not reflect events that may have occurred subsequent to such date.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.**

*	Previously filed.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data File attached as Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

September 13, 2012	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)