Form 10-Q
period 2012-09-30
BAY BANKS OF VIRGINIA INC
filed 2012-11-13
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

2,610,856 shares of common stock on November 5, 2012

FORM 10-Q

For the interim period ending September 30, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$14,579,593	$4,728,895
Interest-bearing deposits	10,439,404	10,369,075
Federal funds sold	182,007	2,136,375
Securities available for sale, at fair value	31,262,020	41,799,121
Restricted securities	1,584,700	1,991,200
Loans, net of allowance for loan losses of $3,337,664 and $3,188,541	239,488,487	233,501,281
Premises and equipment, net	11,780,140	12,300,274
Accrued interest receivable	1,005,306	1,161,191
Other real estate owned, net of valuation allowance	3,205,788	2,279,935
Goodwill	2,807,842	2,807,842
Other assets	1,901,777	2,136,907

Total assets	$318,237,064	$315,212,096

LIABILITIES
Noninterest-bearing deposits	$46,851,845	$43,803,349
Savings and interest-bearing demand deposits	108,981,477	105,269,889
Time deposits	112,171,274	116,444,867

Total deposits	$268,004,596	$265,518,105

Federal funds purchased and securities sold under repurchase agreements	6,028,593	5,277,158
Federal Home Loan Bank advances	15,000,000	15,000,000
Other liabilities	1,179,142	1,402,049

Total liabilities	$290,212,331	$287,197,312

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 5,000,000 shares; outstanding - 2,610,856 shares)	$13,054,280	$13,054,280
Additional paid-in capital	4,974,456	4,971,531
Retained earnings	9,978,850	9,543,634
Accumulated other comprehensive income, net	17,147	445,339

Total shareholders’ equity	$28,024,733	$28,014,784

Total liabilities and shareholders’ equity	$318,237,064	$315,212,096

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Quarter ended September 30, 2012	Quarter ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
INTEREST INCOME
Loans, including fees	$3,209,477	$3,316,370	$9,698,516	$10,177,206
Securities:
Taxable	143,605	176,488	524,549	570,517
Tax-exempt	55,154	72,235	187,779	196,846
Federal funds sold	141	2,255	2,751	7,369
Interest -bearing deposit accounts	7,488	17,187	23,111	41,057

Total interest income	3,415,865	3,584,535	10,436,706	10,992,995

INTEREST EXPENSE
Deposits	705,026	855,684	2,171,147	2,509,457
Federal funds purchased	389	—	389	—
Securities sold under repurchase agreements	4,213	3,825	12,280	11,234
FHLB advances	141,813	150,972	423,660	746,758

Total interest expense	851,441	1,010,481	2,607,476	3,267,449

Net interest income	2,564,424	2,574,054	7,829,230	7,725,546

Provision for loan losses	680,000	165,000	1,322,685	385,000

Net interest income after provision for loan losses	1,884,424	2,409,054	6,506,545	7,340,546

NON-INTEREST INCOME
Income from fiduciary activities	164,914	145,218	482,756	448,705
Service charges and fees on deposit accounts	248,381	164,805	608,070	489,090
VISA-related fees	254,539	234,786	626,662	591,164
Other service charges and fees	233,001	205,853	677,796	576,883
Secondary market lending fees	177,003	51,368	375,898	108,073
Gains on sale of securities available for sale	454,944	7,341	957,760	130,924
Other real estate (losses)	(121,057)	(72,183)	(444,906)	(360,236)
Net gains (losses) on other assets	—	1,500	(4,906)	5,582
Other income	21,625	5,838	80,025	25,017

Total non-interest income	1,433,350	744,526	3,359,155	2,015,202

NON-INTEREST EXPENSES
Salaries and employee benefits	1,398,991	1,582,178	4,345,629	4,662,664
Occupancy expense	469,740	478,983	1,520,105	1,423,425
Bank franchise tax	42,990	36,780	128,970	110,340
VISA expense	207,707	217,005	515,811	511,840
Telephone expense	46,770	40,376	121,831	128,712
FDIC assessments	102,582	106,589	310,284	358,543
Debit card expense	57,373	56,357	173,222	151,638
Foreclosure property expense	54,062	32,838	159,848	128,486
Consulting expense	53,453	10,682	174,558	33,348
Other expense	565,531	559,639	1,869,403	1,587,282

Total non-interest expenses	2,999,199	3,121,427	9,319,661	9,096,278

Net income before income taxes	318,575	32,153	546,039	259,470
Income tax expense (benefit)	86,036	(22,820)	110,823	(10,875)

Net income	$232,539	$54,973	$435,216	$270,345

Basic Earnings Per Share
Average basic shares outstanding	2,610,856	2,605,856	2,610,856	2,605,856
Earnings per share, basic	$0.09	$0.02	$0.17	$0.10

Diluted Earnings Per Share
Average diluted shares outstanding	2,612,258	2,605,856	2,612,684	2,605,856
Earnings per share, diluted	$0.09	$0.02	$0.17	$0.10

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Nine months ended September 30, 2012 (unaudited)

Net income		$435,216
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period (net of tax, $105,055)	203,930
Less reclassification adjustment for gains recognized in income (net of tax, $325,638)	(632,122)

Other comprehensive loss:	(428,192)	(428,192)

Comprehensive income		$7,024

Nine months ended September 30, 2011 (unaudited)

Net income		$270,345
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period (net of tax, $361,891)	702,495
Less reclassification adjustment for gains recognized in income (net of tax, $44,514)	(86,409)

Other comprehensive income	616,086	616,086

Comprehensive income		$886,431

Three months ended September 30, 2012 (unaudited)

Net income		$232,539
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period (net of tax, $31,643)	61,425
Less reclassification adjustment for gains recognized in income (net of tax, $154,681)	(300,263)

Other comprehensive loss	(238,838)	(238,838)

Comprehensive (loss)		$(6,299)

Three months ended September 30, 2011 (unaudited)

Net income		$54,973
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period (net of tax, $188,764)	366,424
Less reclassification adjustment for gains recognized in income (net of tax, $2,496)	(4,845)

Other comprehensive income	361,579	361,579

Comprehensive income		$416,552

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

Balance at beginning of period	2,610,856	$13,054,280	$4,971,531	$9,543,634	$445,339	$28,014,784
Net income	—	—	—	435,216	—	435,216
Other comprehensive loss	—	—	—	—	(428,192)	(428,192)
Stock compensation expense	—	—	2,925	—	—	2,925

Balance at end of period	2,610,856	$13,054,280	$4,974,456	$9,978,850	$17,147	$28,024,733

NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

Balance at beginning of period	2,605,856	$13,029,280	$4,965,460	$9,193,492	$154,078	$27,342,310
Net income	—	—	—	270,345	—	270,345
Other comprehensive income	—	—	—	—	616,086	616,086
Stock compensation expense	—	—	10,141	—	—	10,141

Balance at end of period	2,605,856	$13,029,280	$4,975,601	$9,463,837	$770,164	$28,238,882

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Nine months ended September 30,	2012	2011
Cash Flows From Operating Activities
Net income	$435,216	$270,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	588,678	596,323
Net amortization and accretion of securities	196,708	78,351
Provision for loan losses	1,322,685	385,000
Stock-based compensation	2,925	10,141
(Gain) on securities available-for-sale	(957,760)	(130,924)
Increase in OREO valuation allowance	221,734	320,436
Loss on sale of other real estate	223,172	39,800
Loss (gain) on disposal of fixed assets	4,906	(5,582)
Decrease in accrued income and other assets	314,257	473,906
(Decrease) in other liabilities	(2,323)	(139,712)

Net cash provided by operating activities	$2,350,198	$1,898,084

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	$2,651,986	$5,220,711
Proceeds from sales and calls of available-for-sale securities	15,225,843	6,024,940
Purchases of available-for-sale securities	(7,228,452)	(15,688,390)
Sales of restricted securities	406,500	135,600
(Increase) in interest bearing deposits in other banks	(70,329)	(2,462,359)
Decrease in federal funds sold	1,954,368	2,205,653
Loan (originations) and principal collections, net	(9,321,985)	7,871,937
Proceeds from sale of other real estate	718,094	2,619,048
(Purchases) of premises and equipment	(73,451)	(222,200)

Net cash provided by investing activities	$4,262,574	$5,704,940

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	$6,760,084	$5,785,182
Net (decrease) increase in time deposits	(4,273,593)	4,911,278
Net increase (decrease) in securities sold under repurchase agreements and federal funds purchased	751,435	(2,207,936)
(Decrease) in FHLB advances	—	(15,000,000)

Net cash provided by (used in) financing activities	$3,237,926	$(6,511,476)

Net increase in cash and due from banks	9,850,698	1,091,548

Cash and due from banks at beginning of period	4,728,895	3,275,584

Cash and due from banks at end of period	$14,579,593	$4,367,132

Supplemental Schedule of Cash Flow Information
Interest paid	$2,617,304	$3,386,994

Income taxes paid	109,961	103,827

Unrealized gain (loss) on investment securities	(648,776)	933,464

Loans transferred to other real estate owned	2,012,095	1,574,844

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

Note 2: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale securities
September 30, 2012 (unaudited)
U.S. Government agencies	$8,219,454	$82,746	$(20,010)	$8,282,190
State and municipal obligations	22,538,721	462,866	(21,757)	22,979,830

	$30,758,175	$545,612	$(41,767)	$31,262,020

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale securities
December 31, 2011
U.S. Government agencies	$8,698,771	$100,951	$(4,656)	$8,795,066
State and municipal obligations	31,947,729	1,066,585	(10,259)	33,004,055

	$40,646,500	$1,167,536	$(14,915)	$41,799,121

Securities with a market value of $7.5 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2012. The market value of pledged securities at December 31, 2011 was $9.3 million.

Securities in an unrealized loss position at September 30, 2012 and December 31, 2011, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at September 30, 2012 included six municipals and two federal agencies. Bonds with unrealized loss positions at December 31, 2011 included two municipals and one federal agency. The tables are shown below.

	Less than 12 months		12 months or more		Total
September 30, 2012 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$544,367	$17,143	$215,186	$2,867	$759,553	$20,010
States and municipal obligations	1,664,025	20,976	543,447	781	2,207,472	21,757

Total temporarily impaired securities	$2,208,392	$38,119	$758,633	$3,648	$2,967,025	$41,767

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$311,122	$4,656	$—	$—	$311,122	$4,656
States and municipal obligations	819,809	10,259	—	—	819,809	10,259

Total temporarily impaired securities	$1,130,931	$14,915	$—	$—	$1,130,931	$14,915

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.1 million at September 30, 2012 and $1.6 million at December 31, 2011. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2010, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2012 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Note 3: Loans

The following is a summary of the balances of loans:

	September 30, 2012	December 31, 2011
	(unaudited)
Mortgage loans on real estate:
Construction, Land and Land Development	$28,389,132	$27,642,280
Farmland	1,464,100	1,526,050
Commercial Mortgages (Non-Owner Occupied)	13,445,019	16,198,584
Commercial Mortgages (Owner Occupied)	33,525,732	27,845,596
Residential First Mortgages	110,342,934	107,638,735
Residential Junior Mortgages	28,631,567	28,526,008
Commercial and Industrial loans	20,436,468	18,983,332
Consumer Loans	6,591,199	8,329,237

Total loans	$242,826,151	$236,689,822
Allowance for loan losses	(3,337,664)	(3,188,541)

Loans, net	$239,488,487	$233,501,281

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

			90 Days or More Past Due and Still Accruing
Loans Past Due and Nonaccruals	30-59 Days Past Due	60-89 Days Past Due		Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans

September 30, 2012 (unaudited)
Construction, Land and Land Development	$250,647	$—	$—	$262,245	$512,892	$27,876,240	$28,389,132
Farmland	—	—	—	—	—	1,464,100	1,464,100
Commercial Mortgages (Non-Owner Occupied)	—	—	—	318,418	318,418	13,126,601	13,445,019
Commercial Mortgages (Owner Occupied)	—	172,925	—	902,608	1,075,533	32,450,199	33,525,732
Residential First Mortgages	284,466	145,871	—	3,299,609	3,729,946	106,612,987	110,342,934
Residential Junior Mortgages	128,313	—	47,943	1,763,287	1,939,543	26,692,024	28,631,567
Commercial and Industrial	—	—	—	445,386	445,386	19,991,083	20,436,468
Consumer Loans	44,998	5,578	6,046	—	56,622	6,534,577	6,591,199

Total	$708,424	$324,374	$53,989	$6,991,553	$8,078,340	$234,747,811	$242,826,151

Loans Past Due and Nonaccruals	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans

December 31, 2011
Construction, Land and Land Development	$—	$93,287	$—	$534,037	$627,324	$27,014,956	$27,642,280
Farmland	—	—	—	—	—	1,526,050	1,526,050
Commercial Mortgages (Non-Owner Occupied)	—	—	—	384,168	384,168	15,814,416	16,198,584
Commercial Mortgages (Owner Occupied)	—	—	—	256,749	256,749	27,588,847	27,845,596
Residential First Mortgages	128,632	92,503	—	1,666,779	1,887,914	105,750,821	107,638,735
Residential Junior Mortgages	29,712	—	—	1,741,286	1,770,998	26,755,010	28,526,008
Commercial and Industrial	43,364	—	—	742,720	786,084	18,197,248	18,983,332
Consumer Loans	56,272	466,560	60,090	90,933	673,855	7,655,382	8,329,237

Total	$257,980	$652,350	$60,090	$5,416,672	$6,387,092	$230,302,730	$236,689,822

Note 4: Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

Allowance for Loan Losses by Portfolio Segment

For the nine months ended September 30, 2012 (unaudited)

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541
(Charge-offs)	(200,278)	—	(283,569)	—	(654,622)	(39,388)	(250,427)	(114,971)		(1,543,255)
Recoveries	—	—	285,326	—	1,934	—	10,869	71,564		369,693
Provision	171,919	1,000	(757)	(13,728)	661,495	(16,851)	403,606	123,617	(7,617)	1,322,685

Ending Balance	$162,141	$1,000	$89,000	$540,590	$1,170,358	$662,882	$445,698	$265,210	$784	$3,337,664

Individually evaluated for impairment	$91,141	$—	$—	$194,590	$404,358	$487,882	$186,698	$74,210	$—	$1,438,879
Collectively evaluated for impairment	$71,000	$1,000	$89,000	$346,000	$766,000	$175,000	$259,000	$191,000	$784	$1,898,784

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$262,245	$—	$—	$1,592,314	$4,137,071	$1,793,810	$581,090	$74,210		$8,440,740
Collectively evaluated for impairment	28,126,887	1,464,100	13,445,019	31,933,418	106,205,862	26,837,757	19,855,379	6,516,989		234,385,411

Total Gross Loans	$28,389,132	$1,464,100	$13,445,019	$33,525,732	$110,342,933	$28,631,567	$20,436,469	$6,591,199		$242,826,151

Provision is negative for the Commercial Mortgages segment due mainly to a reduction in the level of individual impaired allowance required for this segment. Provision is negative for the Residential Junior Mortgages segment due mainly to a reduction in the level of collectively impaired allowance required for this segment.

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

As of September 30, 2012 (unaudited)	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total

INTERNAL RISK RATING GRADES
Grade:
Pass	$21,376,425	$1,464,100	$7,517,601	$23,641,673	$16,311,893	$70,311,693
Watch	4,618,187	—	2,692,507	6,898,497	2,568,029	16,777,219
Special mention	—	—	2,574,371	165,259	791,496	3,531,126
Substandard	2,194,520	—	660,540	2,820,303	319,665	5,995,028
Doubtful	200,000	—	—	—	445,386	645,386

Total	$28,389,132	$1,464,100	$13,445,019	$33,525,732	$20,436,469	$97,260,452

As of December 31, 2011	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total

INTERNAL RISK RATING GRADES
Grade:
Pass	$20,365,500	$1,526,050	$11,209,765	$17,875,112	$13,790,715	$64,767,142
Watch	2,807,742	—	1,847,911	7,079,654	3,952,068	15,687,375
Special mention	2,186,094	—	2,393,755	310,959	—	4,890,808
Substandard	1,940,326	—	681,403	2,323,122	457,698	5,402,549
Doubtful	342,618	—	65,750	256,749	782,851	1,447,968

Total	$27,642,280	$1,526,050	$16,198,584	$27,845,596	$18,983,332	$92,195,842

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of September 30, 2012 (unaudited)	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total

PAYMENT ACTIVITY STATUS
Performing	$107,043,324	$26,820,337	$6,585,153	$140,448,814
Nonperforming	3,299,609	1,811,230	6,046	5,116,885

Total	$110,342,933	$28,631,567	$6,591,199	$145,565,699

As of December 31, 2011	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total

PAYMENT ACTIVITY STATUS
Performing	$105,971,956	$26,784,722	$8,178,214	$140,934,892
Nonperforming	1,666,779	1,741,286	151,023	3,559,088

Total	$107,638,735	$28,526,008	$8,329,237	$144,493,980

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS

As of September 30, 2012 (unaudited)

	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,698,565	2,080,073	—	1,794,078	56,837	48,770
Residential Junior Mortgages (1)	182,044	184,952	—	142,643	4,416	2,310
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	583,626	585,091	—	347,402	22,548	24,169
Commercial & industrial	314,648	314,648	—	316,615	—	19,488
Consumer (2)	—	—	—	—	—	—

	$2,778,883	$3,164,764	$—	$2,600,738	$83,801	$94,737

With an allowance recorded:
Construction, land & land development	$262,245	$265,572	$91,141	$264,230	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,438,506	2,460,029	404,358	1,691,635	64,836	57,493
Residential Junior Mortgages (1)	1,611,766	1,951,805	487,882	1,637,318	—	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,008,688	1,013,241	194,590	1,014,007	19,458	11,382
Commercial & industrial	266,442	266,442	186,698	144,926	6,914	7,043
Consumer (2)	74,210	74,210	74,210	65,658	6,480	6,480

	$5,661,857	$6,031,299	$1,438,879	$4,817,774	$97,688	$82,398

Total Impaired Loans:
Construction, land & land development	$262,245	$265,572	$91,141	$264,230	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	4,137,071	4,540,102	404,358	3,485,713	121,673	106,263
Residential Junior Mortgages (1)	1,793,810	2,136,757	487,882	1,779,961	4,416	2,310
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,592,314	1,598,332	194,590	1,361,410	42,006	35,551
Commercial & industrial	581,090	581,090	186,698	461,540	6,914	26,531
Consumer (2)	74,210	74,210	74,210	65,658	6,480	6,480

	$8,440,740	$9,196,063	$1,438,879	$7,418,512	$181,489	$177,135

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

IMPAIRED LOANS

As of December 31, 2011

	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	901,132	901,132	—	726,266	52,293	52,378
Residential Junior Mortgages	131,226	131,226	—	66,245	7,325	6,208
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	258,875	258,875	—	208,153	14,311	14,309
Commercial & industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$1,291,233	$1,291,233	$—	$1,000,665	$73,929	$72,895

With an allowance recorded:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,286,015	2,303,167	726,552	1,254,593	100,550	95,208
Residential Junior Mortgages	1,659,632	1,961,728	465,121	1,451,332	14,483	9,846
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,188,403	1,191,301	244,318	891,128	48,600	44,593
Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548
Consumer	—	—	—	—	—	—

	$6,102,887	$6,475,658	$1,792,141	$4,309,779	$183,480	$167,455

Total Impaired Loans:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	3,187,147	3,204,299	726,552	1,980,859	152,843	147,586
Residential Junior Mortgages	1,790,858	2,092,954	465,121	1,517,577	21,808	16,054
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,447,278	1,450,176	244,318	1,099,281	62,911	58,902
Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548
Consumer	—	—	—	—	—	—

	$7,394,120	$7,766,891	$1,792,141	$5,310,444	$257,409	$240,350

At September 30, 2012 and December 31, 2011, nonaccruing loans excluded from impaired loan disclosure totaled $879,455 and $681,592, respectively. If interest on these nonaccruing loans had been accrued, such income would have approximated $11,819 during the nine months ended September 30, 2012 and $32,560 during the year ended December 31, 2011.

TROUBLED DEBT RESTRUCTURINGS	Recorded Investment	Related Allowance	Number of Loans	Number of Loans performing according to modified terms
As of September 30, 2012 (unaudited)
Construction, land & land development	$200,000	$64,131	1	—
Farmland	—	—	—	—
Residential First Mortgages	1,219,537	327,165	3	2
Residential Junior Mortgages (1)	1,401,877	430,337	4	1
Commercial Mortgages (Non-owner occupied)	—	—		—
Commercial Mortgages (Owner occupied)	479,115	—	1	1
Commercial & industrial	—	—	—	—
Consumer	74,210	74,210	1	—

	$3,374,739	$895,843	10	4

TROUBLED DEBT RESTRUCTURINGS	Recorded Investment	Related Allowance	Number of Loans	Number of Loans performing according to modified terms
As of December 31, 2011
Construction, land & land development	$342,618	$86,489	2	—
Farmland	—	—	—	—
Residential First Mortgages	1,506,946	508,712	3	—
Residential Junior Mortgages (1)	1,370,631	345,994	3	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	—	—
Commercial & industrial	65,000	16,408	2	—
Consumer	—	—	—	—

	$3,285,195	$957,603	$10	—

(1)	Junior mortgages include equity lines ..

During the nine months ended September 30, 2012, one loan in the amount of $59,827 was modified as a troubled debt restructuring. In the year ended December 31, 2011, two loans with balances of $905,632 were similarily restructured.

The total amount of troubled debt restructurings charged off in the nine months ended September 30, 2012 and December 31, 2011 was $207,618 and none, respectively.

Note 5: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Average Shares	Per Share Amount	Average Shares	Per share Amount	Average Shares	Per Share Amount	Average Shares	Per Share Amount
(Unaudited)
Basic earnings per share	2,610,856	$0.09	2,605,856	$0.02	2,610,856	$0.17	2,605,856	$0.10
Effect of dilutive securities:
Stock options	1,402		—		1,828		—
Diluted earnings per share	2,612,258	$0.09	2,605,856	$0.02	2,612,684	$0.17	2,605,856	$0.10

As of September 30, 2012 and 2011, options on 115,860 and 209,138 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6: Stock-Based Compensation

Incremental stock-based compensation expense recognized was $2,925 during the first nine months of 2012 and $10,141 for the same period in 2011. There was no unrecognized compensation expense related to stock options as of September 30, 2012. On October 6, 2011, 5,000 shares of the Company’s common stock were granted to the new Chief Executive Officer pursuant to the terms of his employment agreement with the Company. These shares vested immediately and $16,000 in stock compensation expense was posted on that date.

Stock option compensation expense is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There were no options granted and no options exercised during the nine month period ended September 30, 2012.

Stock option plan activity for the nine months ended September 30, 2012, is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1	197,423	$10.00	5.8
Granted	—	—
Forfeited	(59,341)	9.46
Exercised	—	—
Expired	(17,222)	15.34

Options outstanding, September 30	120,860	9.50	5.6	$13,670

Options exercisable, September 30	120,860	9.50	5.6	$13,670

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on changes in the market value of the Company’s common stock.

Note 7: Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at September 30, 2012 and December 31, 2011, as reflected on the consolidated balance sheets, was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance was tested for impairment as of September 30, 2010, and no impairment was determined to exist. Based on Accounting Standards Update (“ASU”) 2011-08, which the Company chose to adopt early, a qualitative assessment performed as of September 30, 2011 indicated that no further impairment testing was necessary for 2011. Considerations of the qualitative assessment included macroeconomic conditions, industry and market environments, financial performance of the five branches, and changes in key personnel, customers or strategy, none of which cause management to believe that the goodwill is impaired. The current year impairment testing will be completed during the 4th quarter.

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

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post-Retirement Benefits
Nine months ended September 30,	2012	2011	2012	2011
Service cost	$190,714	$206,211	$19,501	$16,711
Interest cost	133,724	155,982	22,468	23,830
Expected return on plan assets	(241,398)	(264,861)	—	—
Amortization of unrecognized prior service cost	(40,472)	(40,473)	—	—
Amortization of unrecognized net loss	53,580	31,815	2,206	125
Remaining amortization of unrecognized net loss due to settlements	168,580	—	—
Net gain due to curtailment	(291,413)	—	—
Amortization of transition obligation	—	—	2,185	2,185

Net periodic benefit cost	$(26,685)	$88,674	$46,360	$42,851

The Company expects to make no contribution to its pension plan and $22,061 to its post-retirement benefit plan in 2012. The Company has contributed $11,482 toward the post-retirement plan during the first nine months of 2012.

Note 9: Long Term Debt

On September 30, 2012, the Bank had FHLB debt consisting of two advances. The FHLB holds an option to terminate the $10 million advance on any quarterly payment date. The $10 million advance has an early conversion option which gives the FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. If the FHLB elects to convert, the Bank may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $55.8 million. Immediate available credit, as of September 30, 2012, was $38.8 million. With additional collateral, the total line of credit is worth $64.2 million, with $47.2 million available.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements at September 30, 2012 Using
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
U. S. Government agencies	$8,282,190	$—	$8,282,190	$—
State and municipal obligations	22,979,830	—	22,979,830	—

		Fair Value Measurements at December 31, 2011 Using

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Government agencies	$8,795,066	$—	$8,795,066	$—
State and municipal obligations	33,004,055	—	33,004,055	—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income. Any fair value adjustments are recorded in the period incurred as other real estate losses in the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair value measurements at September 30, 2012 using
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Impaired Loans, net of valuation allowance	$4,222,978	$—	$3,565,109	$657,869
Other real estate owned	$3,205,788	$—	$3,205,788	$—

		Fair value measurements at December 31, 2011 using
Description	Balance as of December 31,2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$4,310,746	$—	$2,057,314	$2,253,432
Other real estate owned	$2,279,935	$—	$2,279,935	$—

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at September 30, 2012 Using
September 30, 2012 (unaudited)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and due from banks	$14,579,593	$14,579,593	$—	$—
Interest-bearing deposits	10,439,404	—	10,439,404	—
Federal funds sold	182,007	—	182,007	—
Securities available-for-sale	31,262,020	—	31,262,020	—
Restricted securities	1,584,700	—	1,584,700	—
Loans, net	239,488,487	—	242,263,979	657,869
Accrued interest receivable	1,005,306	—	1,005,306	—

Liabilities:
Non-interest-bearing deposits	$46,851,845	$—	$46,851,845	$—
Savings and other interest-bearing deposits	108,981,477	—	108,981,477	—
Time deposits	112,171,274	—	115,279,026	—
Securities sold under repurchase agreements	6,028,593	—	6,028,593	—
FHLB advances	15,000,000	—	16,607,680	—
Accrued interest payable	158,800	—	158,800	—

		Fair Value Measurements at December 31, 2011 Using
December 31, 2011	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and due from banks	$4,728,895	$4,728,895	$—	$—
Interest-bearing deposits	10,369,075	—	10,369,075	—
Federal funds sold	2,136,375	—	2,136,375	—
Securities available-for-sale	41,799,121	—	41,799,121	—
Restricted securities	1,991,200	—	1,991,200	—
Loans, net	233,501,821	—	231,681,647	2,253,432
Accrued interest receivable	1,161,191	—	1,161,191	—

Liabilities:
Non-interest-bearing deposits	$43,803,349	$—	$43,803,349	$—
Savings and other interest-bearing deposits	105,269,889	—	105,269,889	—
Time deposits	116,444,867	—	118,668,679	—
Securities sold under repurchase agreements	5,277,158	—	5,277,158	—
FHLB advances	15,000,000	—	16,651,084	—
Accrued interest payable	168,628	—	168,628	—

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

At September 30, 2012 and December 31, 2011, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia (the “Company”). This discussion should be read in conjunction with the above consolidated financial statements and the notes thereto.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

Management has successfully implemented numerous earnings enhancement plans throughout the last nine months, which have resulted in noticeable improvements to core earnings. These include an early retirement program and position eliminations which resulted in a 15% reduction in work force; increased originations of loans for sale to the Federal National Mortgage Association, resulting in improvements to secondary market lending fees; increases to, and elimination of waivers of, service charges and fees on deposit products; additional staff in the Investment Advantage program, resulting in increases to other service charges and fees; a new Overdraft Privilege Program, contributing to improvements in service charges and fees on deposit accounts; freezing the pension plan effective December 31, 2012, resulting in savings for employee benefits; and waiving a contribution to the Employee Stock Ownership Program for 2012. These improvements, among others, can easily be seen on the income statement lines for service charges and fees, secondary market lending fees and salaries and employee benefits. Management has also negotiated a 46% reduction in the Bank’s core software systems contract, which will take effect during the fourth quarter. Overall, these initiatives will result in pre-tax earnings improvements of nearly $2.2 million on an annual basis. Since these were implemented throughout 2012, the full effect will not be seen in 2012, but 2013 earnings will benefit from a full year’s worth of improvements.

Regarding asset quality, management has actively managed problem assets. This can be seen in the elevated levels of loan charge-offs, provision expense, and losses related to other real estate (foreclosed properties). Securities have been sold in order to realize gains and mitigate these elevated provision expenses and losses on other real estate. This has resulted in elevated levels of cash, of which a portion is being redeployed into the investment portfolio, leaving larger levels of liquidity to cushion continued levels of market uncertainty. Management’s goal is to resolve the problems as quickly as possible so that 2013 can be a better year.

These clean-up efforts have caused balances in other real estate owned (“OREO”) properties to grow to $3.2 million. Although management works closely with distressed borrowers, some foreclosures cannot be avoided. These foreclosed properties continue to stress earnings due to repair and maintenance expenses, but management expects write-downs in book value to subside. Charge-offs against the Allowance for Loan Losses (“ALL”) are also higher as a result of the clean-up efforts, causing related increases in provision for loan losses expense. The majority of these charged off loans were included in the ALL as specific reserves on impaired loans. As the local market for real estate appears to have stabilized, we are optimistic that foreclosures and charge-offs will decline as we move into 2013.

Non-accruing loans, which no longer accrue interest income, total $7.0 million as of September 30, 2012, down slightly from last quarter, but still higher than at December 31, 2011. Including OREO and loans past due 90 days or more and still accruing, non-performing loans and OREO as a percentage of total loans and OREO are 4.1% as of September 30, 2012, up from 3.2% as of December 31, 2011, but still comparable to peer banks.

Interest margins continue to improve. Although interest rates remain at historic lows, management continues to mitigate declines in interest income with larger reductions in interest expense, resulting in increases in net interest income. Loan yields continue to decline, contributing to reduced interest income, which is also negatively impacted, but to a lesser degree, by nonaccruing loans. However, management has systematically reduced deposit rates to reflect the current rate environment, creating compensating reductions in costs of funds and interest expense. The $15 million paydown in Federal Home Loan Bank of Atlanta (“FHLB”) advances in the second and third quarters of 2011 contributed a material reduction in interest expense and cost of funds. Looking forward, as time deposits continue to mature and new ones are issued at lower rates, reductions in interest expense are expected to continue.

Even with the reductions in deposit rates total deposit balances of Bank of Lancaster (the “Bank”), the Company’s wholly owned bank subsidiary, have grown by $2.5 million in the nine months ended September 30, 2012, with core deposit increases more than offsetting reductions in time deposit balances, resulting in improvements to the mix of deposits.

Finally, our core capital levels and regulatory ratios remain solid. The Company took no Troubled Asset Relief Program (“TARP”) nor Small Business Lending Fund (“SBLF”) investments from the U.S. Treasury. According to the Bank’s regulators, the Bank remains “well capitalized” under supervisory guidelines. Improved earnings noted above will only serve to improve these ratios. The Company’s Board of Directors and management continue to closely monitor the developments related to the Consumer Financial Protection Bureau’s proposed rules for Basel III capital requirements, which is one of many new regulations yet to come from the Dodd-Frank Act.

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

Second, loans not deemed impaired under the first element, plus smaller commercial loans, residential mortgages and consumer loans, are collectively evaluated in groups of homogenous pools called segments, then a historical loss factor is applied to each segment of loans. The historical loss factor for each segment is calculated by averaging the losses over the prior five years.

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

EARNINGS SUMMATION

For the nine months ended September 30, 2012, net income was $435 thousand, an increase of 61.0% compared to the $270 thousand for the similar period in 2011. Diluted earnings per average share for the nine months ended September 30, 2012 increased to $0.17, from $0.10 in the same period in 2011; annualized return on average assets was 0.18% for the nine months ended September 30, 2012 and 0.11% for the same period in 2011; and annualized return on average equity was 2.05% and 1.31%, respectively.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Although interest income is down by $556 thousand in the first nine months of 2012 compared to the same period in 2011, interest expense is down by $660 thousand, thereby increasing the level of net interest income by $104 thousand, or 1.3%. The $556 thousand decrease in interest income was driven mainly by reduced yields on both loans and investments. The $660 thousand decrease in interest expense was due to both reduced rates on savings and time deposit accounts and reduced balances of FHLB borrowings.

Net Interest Income Analysis (unaudited)

	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
	Nine months ended 9/30/2012			Nine months ended 9/30/2011
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$27,218	$525	2.57%	$25,737	$571	2.96%
Tax-exempt investments (1)	10,902	285	3.48%	7,771	298	5.12%

Total investments	38,120	810	2.83%	33,508	869	3.46%

Gross loans (2)	240,725	9,699	5.37%	242,144	10,177	5.61%
Interest-bearing deposits	12,695	23	0.24%	22,540	41	0.24%
Federal funds sold	1,799	3	0.20%	5,449	7	0.18%

Total Interest Earning Assets	$293,339	$10,535	4.79%	$303,641	$11,094	4.87%

INTEREST-BEARING LIABILITIES:
Savings deposits	$47,566	$136	0.38%	$48,705	$303	0.83%
NOW deposits	37,968	64	0.22%	39,416	75	0.25%
Time deposits => $100,000	51,533	887	2.30%	48,903	900	2.46%
Time deposits < $100,000	63,294	974	2.06%	64,725	1,114	2.30%
Money market deposit accounts	22,865	110	0.64%	20,597	117	0.76%

Total Deposits	$223,226	$2,171	1.30%	$222,346	$2,509	1.51%

Federal funds purchased	$73	$—	.41%	$—	$—	0.00%
Securities sold under repurchase agreements	6,147	12	0.27%	6,403	11	0.23%
FHLB advances	15,000	424	3.77%	26,344	747	3.79%

Total Interest-Bearing Liabilities	$244,446	$2,607	1.43%	$255,093	$3,267	1.71%

Net interest income and net interest margin		$7,928	3.60%		$7,827	3.44%

Net interest rate spread			3.37%			3.16%

Notes:

(1)	Yield and income assumes a federal tax rate of 34%.
(2)	Includes VISA program and nonaccrual loans.

The annualized net interest margin was 3.60% for the nine months ended September 30, 2012, up from 3.44% for the same period in 2011. The main reason for this improvement is reduced FHLB advances and lower time deposit and savings rates. Unfortunately, because interest rates remain at historic lows, new loans are generally added to the loan portfolio at lower yields than the average yield of the portfolio as a whole. Combined with paydowns and payoffs of generally higher yielding loans, and a smaller average loan portfolio, interest income has continued to decline. However, deposit rates have declined to reduce the cost of funding and interest expense. One FHLB advance matured during the second quarter of 2011, allowing management to reduce the level of FHLB borrowings at materially lower interest rates. Two more FHLB advances were prepaid in August of 2011. These reductions in rates and balances of interest bearing liabilities have more than mitigated the declines in interest income, thus improving net interest income and the net interest margin. Also, since December 31, 2011, balances in checking, savings and money market accounts have increased while time deposit balances have declined, creating an improvement in the cost of the deposit mix. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this trend is expected to continue, but at a slower pace, and to have positive effects on the net interest margin.

Average interest-earning assets decreased 3.4% to $293.3 million for the nine months ended September 30, 2012, as compared to $303.6 million for the nine months ended September 30, 2011. Average interest-earning assets as a percent of total average assets was 90.1% for the nine months ended September 30, 2012 as compared to 93.0% for the same period of 2011. As shown in the table above, for the nine months ended September 30, 2012, the loan portfolio, with $240.7 million, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 4.2% to $244.4 million for the nine months ended September 30, 2012, as compared to $255.1 million for the nine months ended September 30, 2011. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $114.8 million for the nine months ended September 30, 2012, up from $113.6 million for the similar period in 2011.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, increased to 3.36% for the nine months ended September 30, 2012 compared to 3.12% for the same period in 2011.

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

At September 30, 2012, cash totaled $14.6 million, federal funds sold totaled $182 thousand, interest-bearing deposits at the Federal Reserve Bank of Richmond totaled $10.4 million, and securities and loans maturing in one year or less totaled $26.6 million. This results in a liquidity ratio as of September 30, 2012 of 16.3% as compared to 14.2% as of December 31, 2011. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan. Given current economic uncertainty, management is maintaining a historically high level of liquidity.

In addition, as noted earlier, the Company has a line of credit with the FHLB of $64.2 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

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

Off Balance Sheet Arrangements

	September 30, 2012	December 31, 2011
(Dollars in Thousands)	(unaudited)
Total Loan Commitments Outstanding	$31,660	$31,170
Standby-by Letters of Credit	368	378

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

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised mainly of outstanding common stock and retained earnings. Capital can be increased with securities offerings or through earnings. The Company has a formal capital policy and plan and management believes that the capital level at September 30, 2012, supports current economic uncertainty.

From December 31, 2011 to September 30, 2012, total shareholders’ equity increased by $10 thousand to $28.0 million. Several factors impact shareholder’s equity, including net income, and regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income on the balance sheets and statement of changes in shareholders’ equity. Another factor effecting accumulated other comprehensive income is changes in the market value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income was $28.0 million on September 30, 2012 compared to $27.6 million on December 31, 2011. Accumulated other comprehensive income decreased $428 thousand between December 31, 2011 and September 30, 2012, a result of reductions in unrealized gains in the investment portfolio due to sales of securities.

Book value per share, basic, remained stable at $10.73 on September 30, 2012 as compared to December 31, 2011. Book value per share, basic, before accumulated other comprehensive income on September 30, 2012, compared to December 31, 2011, increased by 1.6% to $10.73 from $10.56. No cash dividends were paid for the nine-month period ended September 30, 2012, nor for the comparable period ended September 30, 2011. Of the 5,000,000 common shares authorized, 2,610,856 were outstanding on September 30, 2012 and December 31, 2011.

The Company began a share repurchase program in August of 1999 and has continued the program into 2012. No repurchases were made during the first nine months of 2012 nor during the comparable period in 2011.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of September 30, 2012, the Bank maintained Tier 1 capital of $24.9 million, net risk weighted assets of $226.4 million, and Tier 2 capital of $2.8 million. On September 30, 2012, the Tier 1 capital to risk weighted assets ratio was 11.02%, the total capital ratio was 12.27%, and the Tier 1 leverage ratio was 7.82%.

FINANCIAL CONDITION

Total assets increased by 1.0% to $318.2 million during the nine months ended September 30, 2012 from $315.2 million at December 31, 2011. Cash and due from banks, which produces no income, increased to $14.6 million on September 30, 2012 from $4.7 million at year-end 2011. This is due to $10.0 million which was committed to the Bank’s primary correspondent bank account, which earns 0.35% toward reduction in fee expenses generated by that account. This represents an improvement over the 0.25% these funds would earn in the Bank’s Federal Reserve Bank of Richmond account.

During the nine months ended September 30, 2012, gross loans increased by $6.1 million or 2.6%, to $242.8 million from $236.7 million at year-end 2011. The largest component of this increase was in Commercial mortgages. Noticeable growth also occurred in Residential mortgages and Commercial & Industrial loans, which increased $2.7 million and $1.5 million, respectively.

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

As of September 30, 2012, loans valued at $8.4 million were considered impaired, whereas $7.4 million were considered impaired as of December 31, 2011. Between December 31, 2011 and September 30, 2012, ten impaired loan relationships were identified and five were dispensed through foreclosures and charge-offs. Management has reviewed these impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

Risk rating grades are assigned conservatively, causing some homogenous loans, like residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

Non-Performing Assets

	September 30, 2012		December 31, 2011
	(unaudited)
(Dollars in Thousands)	$	%	$	%
Loans past due 90 days or more and still accruing (1)	$54	0.0%	$60	0.0%
Non-accruing loans (1)	6,992	2.9%	5,417	2.3%

Total non-performing loans (1)	$7,046	2.9%	$5,477	2.3%

Allowance for loan losses (1)	$3,338	1.37%	$3,189	1.35%
Allowance to non-performing loans	47.4%		58.2%

Other real estate owned (2)	3,206	1.3%	2,280	1.0%

Total non-performing assets (2)	$10,252	4.1%	$7,757	3.2%

(1)	Percentages are as a percent of total loans.
(2)	Percentages are as a percent of total loans plus OREO.

Non-performing loans, which include loans past due 90 days or more and still accruing plus non-accruing loans, as a percentage of total loans, increased to 2.9% as of September 30, 2012 compared to 2.3% as of December 31, 2011, a result of one large relationship placed on nonaccrual. Non-accruing loans totaled $7.0 million as of September 30, 2012, up from $5.4 million at year-end 2011. Non-performing assets, which include OREO in addition to non-performing loans, increased to 4.1% at September 30, 2012 from 3.2% at December 31, 2011. Management believes that the allowance to non-performing loans ratio of 47.4% is sufficient because the increase in non-performing loans is materially due to one relationship which is well collateralized. The Bank has ten TDRs with six borrowers, one more at September 30, 2012 than at December 31, 2011, for a total of $3.4 million. The most recent TDR involves one loan with a balance of $60 thousand.

Loans charged off during the first nine months of 2012, net recoveries, totaled $1.2 million compared to $292 thousand for the comparable period in 2011. This represents a growth in the annualized net charge-off ratio from 0.16% for the first nine months of 2011 to 0.64% for the same period of 2012, and clearly shows the acceleration of problem loan resolution noted earlier in the Executive Summary. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. The large amount of recoveries was driven by a successful legal judgment on a piece of residential real estate related to a prior foreclosure. Management is maintaining a conservative level of the ALL at 1.37% of total loans, up from 1.35% on December 31, 2011.

The Bank had $3.2 million of OREO at September 30, 2012 and $2.3 million at December 31, 2011. OREO consists of seven residences, thirteen lots, two former convenience stores, a seafood house, one piece of farmland, one former nursery property and two commercial business properties. In 2012, eleven OREO properties with a book value of $1.0 million were sold for a loss of $225 thousand, and thirteen properties with a total book value of $2.0 million from thirteen borrowers were added through foreclosures and a deed in lieu of foreclosure. Write-downs of book value on OREO properties totaled $222 thousand during the first nine months of 2012, compared to $325 thousand for the same period in 2011. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of September 30, 2012, securities available-for-sale at fair value totaled $31.3 million as compared to $41.8 million on December 31, 2011. This represents a net decrease of $10.5 million or 25.3% for the nine months, due mainly to sales of securities. As of September 30, 2012, these securities represented 9.8% of total assets and 11.0% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis based on market conditions. These gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the securities with unrealized losses to be other than temporarily impaired.

The goodwill balance of $2.8 million is currently being tested for impairment, effective September 30, 2012. It is related to the purchase of five of the Bank’s nine branch offices in 1994, 1998 and 2000. The testing could lead to impairment charges, but management does not expect this.

As of September 30, 2012, total deposits were $268.0 million compared to $265.5 million at year-end 2011. This represents an increase in balances of $2.5 million or 0.9% during the nine months. This was due materially to an increase in demand deposits of $3.0 million and an increase in money market deposit accounts of $2.8 million.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2012, was up by $1.3 million, or 66.6%, compared to the nine months ended September 30, 2011. The main driver of this increase is gains on sales of securities, which were up to $958 thousand for the nine months ended September 30, 2012, compared to $131 thousand for the same period in 2011. Overdraft fees have increased to $467 thousand for the first nine months of 2012 compared to $365 thousand for the similar period in 2011, a result of the Bank’s new Overdraft Privilege Program. Fees from sales of mortgages into the secondary market more than tripled from $108 thousand to $376 thousand, a result of process efficiencies implemented by the new residential lending manager hired during the second quarter. Income from Investment Advantage was up to $289 thousand from $201 thousand for the same period of 2011, an increase of $88 thousand, due to an additional investment representative hired during the second quarter. Investment Advantage contributes the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, increases in investment activity will cause increases in the Company’s income. VISA® related fees increased by $35 thousand to $627 thousand in the first nine months of 2012 compared to the similar period in 2011.

Income from fiduciary activities was up by $34 thousand to $483 thousand for the first nine months of 2012 compared to the similar period in 2011. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2012, non-interest expenses totaled $9.3 million, an increase of $223 thousand, or 2.4%, compared to $9.1 million for the same period in 2011, due mainly to a $282 thousand increase in other expenses, which is related mainly to expense for strategic planning, fraud investigation, and loan resolution. Non-interest expense is comprised of salaries and benefits, occupancy expense, bank franchise tax, Visa® program expense, telephone expense, Federal Deposit Insurance Corporation (“ FDIC”) insurance assessments and other expense. The largest portion of non-interest expense is salary and benefits, which decreased by $317 thousand in the first nine months of 2012 compared to the same period in 2011, a result of the reduction in force completed in January of 2012, freezing of the pension plan and elimination of a 2012 contribution to the Company’s employee stock ownership plan.

Occupancy expense increased by $97 thousand for the first nine months of 2012 compared to the similar period in 2011, a result of deferred maintenance expense and new software maintenance. Bank franchise taxes increased to $129 thousand for the first nine months of 2012 compared to $110 thousand for the same period in 2011 and telephone expenses declined to $122 thousand for the current period compared to $129 thousand for the same period in 2011. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications. Also, FDIC insurance assessments are down by $48 thousand for the same period comparison.

Expenses related to the VISA® program increased by 0.7% to $516 thousand in the first nine months of 2012 as compared to $512 thousand for the same period in 2011. However, when also considering the interest and non-interest income generated by the VISA® program prior to taxes, it provided a net positive contribution to the Company of $151 thousand in the first nine months of 2012, up by 66.1% from $91 thousand for the same period in 2011.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“GAAP”) and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application was not permitted. The Company has included the required disclosures in its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments were effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption was permitted because compliance with the amendments was already permitted. The amendments did not require transition disclosures. The Company has included the required disclosures in its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period had not yet been issued. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of September 30, 2012.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company began a share repurchase program in August of 1999 and has continued the program into 2012. There are a total of 280,000 shares authorized for repurchase under the program. No shares were repurchased during the quarter ended September 30, 2012.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data File attached as Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc. (Registrant)

November 13, 2012	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)