Form 10-K
period 2012-12-31
BAY BANKS OF VIRGINIA INC
filed 2013-03-28
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2012, based on the closing sale price of the registrant’s common stock on June 30, 2012, was $12,638,402.

The number of shares outstanding of the registrant’s common stock as of March 19, 2013 was 4,817,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2013 are incorporated by reference into Part III of this Form 10-K.

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

The Company had total assets of $334.8 million, deposits of $275.2 million, and shareholders’ equity of $36.6 million as of December 31, 2012. Its headquarters are located in Kilmarnock, Virginia and its telephone number is 804-435-1171 or 800-435-1140. The Company’s website is www.baybanks.com. Information contained on the Company’s website is not a part of this report.

On December 31, 2012, the Company sold a total of 2,200,000 shares of its common stock at a purchase price of $4.25 per share to certain accredited investors in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company received gross proceeds of $9.35 million from such private placement.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of financial services to its customers in its market area. These products and services are summarized as follows.

Real Estate Lending. The Bank’s real estate loan portfolio is the largest segment of the loan portfolio. The majority of the Bank’s real estate loans are mortgages on owner-occupied one-to-four family residential properties, many of which have adjustable-rate structures. Residential mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Home equity lines of credit are also offered. Construction loans with a twelve-month term are another component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These mortgages are also typically written at a maximum of 80% loan to value.

The Company also offers secondary market loan origination. Through the Bank, customers may apply for a home mortgage that will be underwritten in accordance with the guidelines of either the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). These loans are then sold into the secondary market on a loan-by-loan basis, usually directly to FNMA. The Bank earns origination and servicing fees from this service.

Consumer Lending. As part of its full range of services, the Bank’s consumer lending services include automobile and boat financing, home improvement loans, and unsecured personal loans. These loans historically entail greater risk than loans secured by real estate, but also generate a higher return.

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

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in a land title insurance agency, Bankers Title of Shenandoah, and an investment and insurance services company, Infinex Investments, Inc. Bankers Title of Shenandoah sells title insurance to mortgage loan customers, including customers of the Bank of Lancaster and the other financial institutions that have an ownership interest in the agency. Infinex Investments, Inc. provides the Bank’s non-deposit products department, Investment Advantage, with insurance and investment products for marketing within the Bank’s primary marketing area.

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

Regulatory Reform – The Dodd-Frank Act

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

Capital Requirements

The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital is required to be “Tier 1 capital”, which consists principally of common and certain qualifying or preferred shareholders’ equity, less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The total and tier 1 capital to risk-weighted asset ratios of the Company as of December 31, 2012 were 17.09% and 15.84%, respectively.

In addition, each of the federal regulatory agencies has established a minimum leverage capital ratio (Tier 1 capital to adjusted average assets) (“Tier 1 leverage ratio”). These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion. The Tier 1 leverage ratio of the Company as of December 31, 2012, was 10.93%, which is well above the minimum requirement. The guidelines also provide that banking organizations that are experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

On June 7, 2012, the Federal Reserve and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets. The proposed rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would, among other things, establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets), and assign higher risk weightings to loans that are more than 90 days past due, loans that are on nonaccrual status and certain loans financing the acquisition, development or construction of commercial real estate. The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements, and would limit a financial institution’s capital distributions and certain discretionary bonus payments if the institution does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

The federal bank regulatory agencies initially indicated that these proposed rules would be phased in beginning January 1, 2013 with full compliance required by January 1, 2019. However, due to the volume of public comments received, the agencies elected not to begin implementing the rules on January 1, 2013 and have provided no further guidance on a new effective date. The Company believes that, as of December 31, 2012, it and the Bank would meet all capital adequacy requirements under the proposed rules if such requirements were currently effective. The regulations ultimately implemented may be substantially different from the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by the regulatory agencies.

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

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. In 2012 and 2011, the Company expensed only the base assessment rate for “well capitalized” institutions, which totaled $408 thousand and $465 thousand, respectively, in regular deposit insurance assessments.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during

2009 for the Company included an additional $152 thousand related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In the fourth quarter of 2009, the Company paid $1.6 million in prepaid risk-based assessments, most of which has been expensed in the appropriate periods through December 31, 2012. The balance of the prepayment was approximately $101 thousand on December 31, 2012.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2012, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2012.

Corporate Headquarters:	100 South Main Street, Kilmarnock, Virginia

Bank of Lancaster:	100 South Main Street, Kilmarnock, Virginia
708 Rappahannock Drive, White Stone, Virginia
432 North Main Street, Kilmarnock, Virginia
4935 Richmond Road, Warsaw, Virginia
15648 Kings Highway, Montross, Virginia
6941 Northumberland Highway, Heathsville, Virginia
18 Sandy Street, Callao, Virginia
23 West Church Street, Kilmarnock, Virginia
15104 Northumberland Highway, Burgess, Virginia (opened on June 4, 2008)
680 McKenney Boulevard, Colonial Beach, Virginia (opened on March 11, 2009)

Bay Trust Company:	100 South Main Street, Kilmarnock, Virginia

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group’s OTCQB tier under the symbol “BAYK” and transactions generally involve a small number of shares. There were 4,810,856 shares of the Company’s stock outstanding at the close of business on December 31, 2012, which were held by 681 shareholders of record.

The following table summarizes the high and low closing sales prices and cash dividends declared for the two years ended December 31, 2012.

	Market Values				Declared Dividends
	2012		2011		2012	2011
	High	Low	High	Low
First Quarter	$5.50	$3.05	$6.25	$4.25	$—	$—
Second Quarter	5.75	4.75	5.00	4.50	—	—
Third Quarter	5.00	4.00	4.85	3.10	—	—
Fourth Quarter	5.25	4.55	6.00	2.80	—	—

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Part I, Item 1, Business, of this Form 10-K under the heading “Supervision and Regulation.”

The dividend type, amount and timing are established by the Board of Directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder return, and other factors.

On December 31, 2012, the Company sold a total of 2,200,000 shares of its common stock at a purchase price of $4.25 per share in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder (the “Private Placement”). The Company received gross proceeds of $9.35 million from the Private Placement. The Private Placement was made pursuant to a Securities Purchase Agreement, dated December 31, 2012, by and among the Company and certain accredited institutional investors (the “Purchase Agreement”), and subscription agreements from a number of other accredited investors, including certain directors and executive officers of the Company (collectively, the “Subscription Agreements”). All purchasers in the Private Placement were accredited investors, as defined in Rule 501(a) of Regulation D. The Purchase Agreement and the Subscription Agreements contain representations and warranties and covenants of the Company and the purchasers of the Company’s common stock that are customary in private placement transactions. The Company engaged the investment banking firm of FIG Partners, LLC to act as its placement agent in the Private Placement, and paid FIG Partners, LLC an aggregate of $375,004 in advisory and placement fees.

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

EXECUTIVE SUMMARY

The Company successfully completed a private placement of 2,200,000 shares of its common stock on December 31, 2012, raising net proceeds of $8.7 million, of which $3.5 million was invested in additional capital for the Bank. This additional capital will allow implementation of growth plans, both organic and acquisition related. Currently, plans for opening a loan production office in the Middlesex County market are nearing completion.

The Trust Company has executed a purchase contract for the sale of its former headquarters property to the Town of Kilmarnock, which is expected to reduce operating costs. The sale is expected to be effective as of June 30, 2013.

Looking back at 2012, management successfully implemented numerous earnings enhancement plans, which resulted in noticeable improvements to core earnings. These include an early retirement offer and position eliminations amounting to a 15% reduction in force; increased originations of loans for sale to the FNMA, resulting in improvements to secondary market lending fees; increases to, and elimination of waivers of, service charges and fees on deposit products; additional staff in the Investment Advantage program, resulting in increases to other service charges and fees; a new Overdraft Privilege Program, contributing to improvements in service charges and fees on deposit accounts; freezing the pension plan effective December 31, 2012, resulting in savings in employee benefits expense; and waiving a contribution to the Employee Stock Ownership Plan for 2012. These improvements, among others, can easily be seen on the income statement lines for service charges and fees, secondary market lending fees and salaries and employee benefits. Management also negotiated a 46% reduction in the Bank’s core software systems contract, which took effect during the fourth quarter. Overall, these initiatives are expected to result in substantial pre-tax earnings improvements. Since these were implemented throughout 2012, the full effect was not seen in 2012, but 2013 earnings will benefit from a full year’s worth of improvements.

Regarding asset quality, management has accelerated the resolution of nonperforming assets and recognized appropriate provisions. This can be seen in the elevated levels of loan charge-offs, provision expense, and losses related to other real estate (foreclosed properties). A large number of securities were sold in order to realize gains and mitigate these elevated provision expenses and losses on other real estate. This has resulted in elevated levels of cash, of which a portion is being redeployed into the investment portfolio, leaving larger levels of liquidity to cushion continued levels of market uncertainty. Management is currently evaluating an investment in bank owned life insurance.

These efforts have caused balances in other real estate owned (“OREO”) properties to grow to $3.2 million. Although management works closely with distressed borrowers, some foreclosures cannot be avoided. These foreclosed properties continue to stress earnings due to repair and maintenance expenses, but management expects write-downs in book value to subside. Charge-offs against the allowance for loan losses (“ALL”) are also higher as a result of these efforts, causing related increases in provision for loan losses expense. The vast majority of these charged off loans were included in the ALL as specific reserves on impaired loans. A positive effect of the increased levels of charge-offs is a reduction in classified assets, which is down to $14.3 million, or 37.5% of tier 1 capital plus the ALL, as of December 31, 2012, compared to $15.5 million, or 53.8% of tier 1 capital plus the ALL, as of December 31, 2011. As the local market for real estate appears to have stabilized, we are optimistic that levels of foreclosures and charge-offs are declining.

Non-accruing loans, which no longer accrue interest income, total $5.7 million as of year-end 2012, down noticeably from $7.0 million last quarter, but still higher than at year-end 2011. Including OREO and loans past due 90 days or more and still accruing, non-performing assets as a percentage of total assets is 2.7% as of December 31, 2012, up from 2.5% as of December 31, 2011, but still comparable to peer banks.

Interest margins have improved. Although interest rates have remained at historic lows, management mitigated declines in interest income with larger reductions in interest expense, resulting in increased net interest income. However, loan yields continue to decline, contributing to reduced interest income, which is also negatively impacted to a lesser degree by nonaccruing loans. Management systematically reduced deposit rates over the last four years, creating compensating reductions in costs of funds and interest expense. The $15 million paydown in Federal Home Loan Bank of Atlanta (“FHLB”) advances in the second and third quarters of 2011 contributed a material reduction in interest expense and cost of funds. Looking forward, as time deposits continue to mature and new ones are issued at lower rates, reductions in interest expense are expected to continue.

Even with the reductions in deposit rates, the Bank’s total deposit balances have grown by $9.7 million in the twelve months ended December 31, 2012, with core deposit increases more than offsetting reductions in time deposit balances, resulting in improvements to the cost mix of deposits.

Finally, our core capital levels and regulatory ratios have increased as a direct result of the Private Placement. According to the Bank’s regulators, the Bank remains “well capitalized” under supervisory guidelines. For example, the minimum tier 1 leverage ratio for a bank to be considered well capitalized is 5.0%, whereas the Bank’s tier 1 leverage ratio was 9.0% as of December 31, 2012. Improved earnings noted above will only serve to further improve these ratios. The Board and management continue to closely monitor the developments related to the proposed rules for Basel III capital requirements, which is one of many new regulations yet to come from the Dodd-Frank Act.

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

During the third quarter of 2012, management enhanced the ALL calculation by increasing the historical loss factor period from six quarters to the length of a business cycle. This increased the historical loss period to 16 quarters, since the current business cycle is assumed to have begun in the fourth quarter of 2008. As the length of the current business cycle extends, so will the length of the historical loss factor period.

The ALL calculation has three main elements, transactional risk, intrinsic risk and concentration risk. Transactional risk includes three measurements. First, large commercial and construction loan relationships with adverse risk rating grades, in bankruptcy, nonaccruing, or more than 30 days past due are evaluated for impairment. For loans determined to be impaired, a specific allowance is provided when the loan balance exceeds its discounted collateral value or fair value. Real estate collateral value is determined based on appraisals done by third parties. At such time as a loan is assigned to a ‘watch’ grade, if the most recent appraisal is more than two years old, a new appraisal will generally be ordered. Discounts applied to collateral include estimated realtor commissions on real estate (in consideration of selling costs should the Bank end up owning the property), and industry-standard reductions in values for accounts receivable, inventory and other varying forms of collateral. Second, loans not deemed impaired under the first element plus smaller commercial loans, residential mortgages and consumer loans are collectively evaluated in groups of homogenous pools called segments, then a historical loss factor is applied to each segment of loans. The historical loss factor for each segment is calculated by averaging the losses over current business cycle. Third, an allocation is made for potential losses on junior liens and lines of credit.

Intrinsic risk measurement involves application of a set of qualitative factors, such as changes in credit quality, credit risk oversight, quality of underwriting, policy strength and procedures, and economic conditions, to estimate the amount of ALL related to each loan segment.

Finally, concentration risk is measured. For any loan segment considered to be a concentration, estimates are made of the shortage of collateral value compared to total loan balances, plus earnings reductions related to stress testing of charge-off levels.

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

OVERVIEW

2012 Compared to 2011

Bay Banks of Virginia, Inc. recorded net income for 2012 of $698 thousand, or $.27 per basic and diluted share, as compared to $350 thousand, or $0.13 per basic and diluted share in 2011. This is an increase in net income of $348 thousand, nearly twice as much as 2011. Net interest income for 2012 increased 1.3% to $10.5 million, as compared to $10.3 million for 2011. Provision expense for loan losses increased 283% to $1.9 million in 2012 from $495 thousand in 2011. Non-interest income increased 53.8% to $5.2 million in 2012 from $3.4 million in 2011. Non-interest expense remained stable at $12.9 million.

Performance as measured by the Company’s return on average assets was 0.2% for the year ended December 31, 2012, compared to 0.1% for 2011. Performance as measured by return on average equity was 2.3% for the year ended December 31, 2012, compared to 1.3% for 2011.

Return on Equity & Assets

Years Ended December 31,	2012	2011	2010
Net Income	$697,762	$350,142	$372,269
Average Total Assets	$320,881,158	$326,725,816	$333,730,498
Return on Assets	0.2%	0.1%	0.1%
Average Equity	$30,171,472	$27,899,501	$27,409,270
Return on Equity	2.3%	1.3%	1.4%
Cash Dividends declared per share	$—	$—	$—
Average Shares Outstanding	2,610,856	2,607,034	2,605,855
Average Diluted Shares Outstanding	2,612,787	2,607,097	2,605,855
Net Income per Share	$0.27	$0.13	$0.14
Net Income per Diluted Share	$0.27	$0.13	$0.14
Cash Dividend Payout Ratio	0.0%	0.0%	0.0%
Stock Dividends	$—	$—	2-for-25
Average Equity to Assets Ratio	9.4%	8.5%	8.2%

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

The following table shows details of yields on interest-earning assets (e.g. loans), costs of interest-bearing liabilities (e.g. deposits) and the resulting net interest margins for the years ended December 31, 2012 and 2011.

Average Balances, Income and Expense, Yields and Rates

(Fully taxable equivalent basis)
Years ended December 31,	2012			2011			2010
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable Investments	$26,466	$645	2.44%	$26,543	$763	2.87%	$26,713	$907	3.40%
Tax-Exempt Investments (1)	10,641	361	3.39%	8,921	421	4.72%	8,602	479	5.57%

Total Investments	37,107	1,006	2.71%	35,464	1,184	3.34%	35,315	1,386	3.93%
Gross Loans (2)	240,557	12,973	5.39%	240,832	13,429	5.58%	249,480	14,287	5.73%
Interest-bearing Deposits	13,778	32	0.23%	21,181	51	0.24%	18,685	49	0.26%
Federal Funds Sold	1,457	3	0.21%	4,789	9	0.19%	4,203	8	0.19%

Total Interest Earning Assets	$292,899	$14,014	4.78%	$302,266	$14,673	4.85%	$307,683	$15,730	5.11%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$47,138	$170	0.36%	$48,419	$382	0.79%	$46,125	$397	0.86%
NOW Deposits	39,020	87	0.22%	39,468	99	0.25%	36,285	104	0.29%
Time Deposits => $100,000	51,010	1,170	2.29%	49,672	1,205	2.43%	51,676	1,459	2.82%
Time Deposits < $100,000	62,516	1,276	2.04%	64,768	1,466	2.26%	69,976	1,970	2.81%
Money Market Deposit Accounts	23,820	151	0.63%	20,742	151	0.73%	19,939	171	0.86%

Total Deposits	$223,504	$2,854	1.28%	$223,069	$3,303	1.48%	$224,001	$4,101	1.83%
Federal Funds Purchased	$55	$—	0.00%	$56	$—	0.00%	$17	$—	0.00%
Securities Sold Under Repurchase Agreements	6,100	16	0.26%	6,093	15	0.25%	6,820	15	0.22%
FHLB Advances	15,000	566	3.77%	23,508	889	3.78%	30,000	1,388	4.63%

Total Interest-Bearing Liabilities	$244,659	$3,436	1.40%	$252,726	$4,207	1.66%	$260,838	$5,504	2.11%

Net interest income and net interest margin		$10,578	3.61%		$10,466	3.46%		$10,226	3.32%
Net interest spread			3.38%			3.19%			3.00%

Notes:

(1)	Income and yield is tax-equivalent assuming a federal tax rate of 34%.
(2)	Includes Visa credit card program, nonaccrual loans, and fees.

As shown in the table above, net interest income, on a fully tax equivalent basis, which reflects the tax benefits of tax-exempt interest income, was $10.6 million in 2012 and $10.5 million in 2011.

The Company’s net interest income increased to $10.6 million for 2012 as compared to $10.5 million for 2011. Simply stated, interest expense on interest-bearing liabilities decreased ($3.4 million for 2012 versus $4.2 million for 2011) more than interest income on earning assets decreased ($14.0 million for 2012 versus $14.7 million for 2011). Net interest margin also improved to 3.61% for 2012 versus 3.46% for 2011. Average earning assets decreased to $292.9 million for 2012 as compared to $302.3 million for 2011. Average interest bearing liabilities decreased to $244.7 million in 2012 as compared to $252.7 million in 2011.

The decrease in average total earning assets is due mainly to the $7.4 million decline in interest bearing deposits, to $13.8 million in 2012 from $21.2 million in 2011. However, the lower yield on earning assets was driven mainly by reduced loan yields. As loans mature and are paid off, new loans continue to be added at historically low interest rates, pulling down the average yield on the loan portfolio. These low yields contributed to the decline in interest income. Another contributor to the decrease in interest income and yield on earning assets has been downward rate adjustments on adjustable-rate mortgages (“ARMs”), caused by historically low prime rates. Many of the Bank’s residential mortgages are ARMs and commercial loans which vary with Prime. Since the Bank is generally not willing to take the interest-rate risk associated with 15- and 30-year fixed rate mortgages, which are currently preferred by many customers in this low rate environment, these loans are sold into the secondary market after origination.

The decrease in average interest bearing liabilities was due mainly to the decline in FHLB advances. Average deposit balances changed very little, but reductions in deposit rates allowed management to reduce interest expense and reduce the cost of deposits to 1.28% from 1.48%.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31,	2012 vs. 2011			2011 vs. 2010
(Dollars in Thousands)	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$(6)	$(112)	$(118)	$(51)	$(93)	$(144)
Tax-exempt investments (2)	121	(181)	(60)	32	(91)	(59)
Gross Loans	(59)	(397)	(456)	(531)	(327)	(858)
Interest-bearing deposits	(19)	—	(19)	7	(5)	2
Federal funds sold	(7)	1	(6)	1	—	1

Total interest earning assets	$30	$(689)	$(659)	$(542)	$(516)	$(1,058)

Interest-Bearing Liabilities:
NOW checking	$(3)	$(13)	$(16)	$9	$(14)	$(5)
Savings deposits	(7)	(201)	(208)	19	(34)	(15)
Money market accounts	21	(22)	—	7	(27)	(20)
Certificates of deposit < $100,000	(49)	(140)	(189)	(138)	(366)	(504)
Certificates of deposit => $100,000	31	(65)	(34)	(52)	(203)	(255)
Federal funds purchased	—	—	—	—	—	—
Securities sold under repurchase agreements	—	—	—	(1)	1	—
FHLB advances	(323)	(1)	(324)	(270)	(229)	(499)

Total interest-bearing liabilities	$(330)	$(442)	$(771)	$(426)	$(872)	$(1,298)

Change in net interest income	$360	$(247)	$112	$(116)	$356	$240

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

Interest Sensitivity

The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. Historically, the Company has utilized two simulation models that estimate net interest income volatility and interest rate risk. Beginning in 2013, the Company has engaged an asset-liability management consultant to run the model and assist with the management of interest rate risk, liquidity risk and balance sheet strategy. In addition, the Company utilizes an Asset Liability Committee (the “ALCO”) composed of appointed members from management and the Board of Directors. Through the use of simulations, the ALCO reviews the overall magnitude of interest rate risk and then formulates policy with which to manage asset growth and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, economic conditions both locally and nationally, and other business and risk factors.

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

During 2012, management has reduced time deposit rates to a level that is causing a reduction in the balances in these accounts. The reductions in time deposit balances is being more than offset with increases in core deposit balances, like checking, savings, and money market accounts. This replaces higher cost deposits with lower cost deposits, improving the mix of deposits and reducing the cost of funds.

Non-Interest Income

Total non-interest income increased by $1.8 million, or 53.8%, in 2012 as compared to 2011. Every line item in this section of the income statement improved, most due to the earnings enhancements projects described above in the Executive Summary section. The primary driver for the increase was the $622 thousand in additional gains on the sale of securities. Overdraft fees have increased to $689 thousand for 2012 compared to $497 thousand for 2011, a result of the Bank’s new Overdraft Privilege Program, contributing to the $232 thousand increase in service charges and fees on deposit accounts. The remainder of the improvement on that line is related to increased service charges and fees and elimination of most waivers. Other increases in non-interest income include VISA-related fees, which increased by 4.2% to $828 thousand in 2012 compared to $795 thousand in 2011. The Bank’s non-deposit products program, Investment Advantage, saw increases in 2012, earning $370 thousand in 2012 compared to $308 thousand in 2011. Investment Advantage contributes the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, increases in investment activity will cause increases in the Company’s income.

Increases in secondary market fees of $472 thousand are related to new management and improved efficiencies in that function. These fees are generated when a loan is sold into the secondary market. When the Bank is evaluating a potential loan, many factors influence the determination of whether that loan will be sold or held in the Bank’s own portfolio, including the size of the desired loan, the term, the rate, the structure and management’s intention to grow the Bank’s loan portfolio or not. Loans are sold into the secondary market on a loan-by-loan basis, some with servicing retained and some with servicing released. Servicing is retained only for loans sold to FNMA. Ongoing fees are earned for servicing of the loans sold to FNMA. These servicing fees are immaterial to the balances of the loans serviced and risks related to these servicing activities are minimal.

Income from fiduciary activities was up by $56 thousand to $649 thousand for 2012 compared to 2011. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

Non-Interest Expense

For the year ended December 31, 2012, total non-interest expense remained stable at $12.9 million. Non-interest expense is comprised of salaries and benefits, occupancy expense, state bank franchise tax, Visa program expense, telephone expense, FDIC assessments and other expense.

The largest portion of non-interest expense is salary and benefits, which decreased by $655 thousand, or 10.3%, to $5.7 million in 2012 from $6.4 million in 2011, which represents the largest change in non-interest expense. The decline in salaries and benefits is attributable to the early retirement offer, reduction in force, pension plan freeze and passed contribution to the Employee Stock Ownership Plan. The other large portion of non-interest expense is other expense, which increased by $255 thousand, or 12.3%, to $2.3 million from $2.1 million in 2011. Other expense includes fraud investigation expense of $51 thousand; audit expense, which increased $110 thousand in 2012 versus 2011; and expenses related to the VISA program, which decreased by 0.5% to $681 thousand in 2012 as compared to $685 thousand in 2011. When also considering the interest and non-interest income generated by the VISA program prior to taxes, it provided a net positive contribution to the Company of $202 thousand in 2012, up from $126 thousand in 2011.

Losses and write-downs on other real estate increased by $301 thousand, or 69.2%, due to accelerated resolution of these non-performing assets.

FDIC insurance premium assessments decreased 12.2% to $408 thousand in 2012 from $465 thousand in 2011. See Part I, Item 1, “Supervision and Regulation - “Deposit Insurance” earlier in this Form 10-K for a thorough discussion on FDIC assessments. Occupancy expense increased by $67 thousand, or 3.5%, in 2012, as compared to 2011, due mainly to deferred maintenance on Company properties. Bank franchise tax expense increased 23.3% to $157 thousand in 2012 as compared to $127 thousand in 2011 due to a decline in the level of OREO and therefore reduced credit for taxes paid on those properties. Telephone expense increased 0.8% to $169 thousand in 2012 as compared to $168 thousand in 2011. Telephone expenses include the cost of the Company’s Customer Care Center and data network communications.

Income Taxes

There was an income tax cost of $210 thousand in 2012 compared with a benefit of $24 thousand in 2011. This is directly attributable to the Company’s improved earnings. Income tax benefits are created when tax-exempt income plus other tax credits are larger than net income before income taxes. Income tax cost (benefit) corresponds to an effective rate of 23.2% and (7.4%) for the years ended December 31, 2012 and 2011, respectively. Note 14 to the Consolidated Financial Statements provides a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 14 to the Consolidated Financial Statements is information regarding deferred taxes for 2012 and 2011.

FINANCIAL CONDITION

Loans

Per the following table, which does not include deferred loan costs and fees, the loan portfolio increased during 2012 with balances increasing by 1.1% to $238.5 million as of December 31, 2012,compared to December 31, 2011 balances of $235.9 million. Mortgage loans, which are secured by real estate, represent the largest category, comprising 88.6% of the loan portfolio at December 31, 2012. Of these balances, 1-4 family residential loans, which comprise the majority of real estate loan balances at $133.8 million, decreased by $1.5 million, or 1.1%. Other loans secured by real estate, the majority of which are commercial in nature, increased by $3.0 million, or 6.8%, and represent 19.7% of the loan portfolio at year-end 2012 as compared to 18.7% at year-end 2011. Construction and land loans increased by $1.4 million, or 5.0%. Commercial and industrial loan balances increased by $1.5 million, or 8.1%, and represented 8.6% of total loans at year-end 2012 as compared to 8.0% at year-end 2011. Consumer and other loans decreased by $1.7 million, or 20.1% in 2012, and represented 2.8% of total loans at year-end 2012 as compared to 3.5% at year-end 2011.

Types of Loans

Years ended December 31,	2012		2011		2009		2009		2008
(Dollars in thousands)
Mortgage loans on real estate:
Construction and land loans	$29,024	12.2%	$27,642	11.7%	$30,620	12.4%	$33,028	13.2%	$36,506	14.5%
Secured by farmland	1,443	0.6%	1,526	0.6%	1,604	0.7%	1,446	0.6%	80	0.0%
Secured by 1-4 family residential	133,836	56.1%	135,379	57.4%	145,607	59.1%	140,840	56.3%	142,318	56.6%
Other real estate loans	47,055	19.7%	44,045	18.7%	42,218	17.1%	46,383	18.5%	43,669	17.4%
Commercial and industrial loans (not secured by real estate)	20,525	8.6%	18,983	8.0%	17,592	7.1%	18,877	7.5%	19,389	7.7%
Consumer and other	6,653	2.8%	8,329	3.5%	8,866	3.6%	9,660	3.9%	9,432	3.8%

Total	$238,536	100.0%	$235,904	100.0%	$246,507	100.0%	$250,234	100.0%	$251,394	100.0%

Notes:

Deferred loan costs & fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans
As of December 31, 2012

	One Year or Less		One to Five Years		Over Five Years
(Thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commercial and industrial	$7,355	$1,658	$7,266	$—	$4,245	$—
Real Estate - Construction	3,284	603	17,441	—	7,696	—
Real Estate - Mortgage	5,865	43,322	35,633	30,047	54,987	12,485
Consumer and Other	1,617	476	4,096	—	460	—

Total	$18,121	$46,059	$64,436	$30,047	$67,388	$12,485

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

As shown in the following table, provision for loan losses was $1.9 million in 2012 compared to $495 thousand in 2011, a considerable increase of $1.4 million. After net charge-offs of $2.0 million, ALL is $3.1 million on December 31, 2012 compared to $3.2 million on December 31, 2011. This level of net charge-offs represents 0.83% of total loans, a considerable increase, and an historic high for the Bank, compared to 0.22% in 2011. This increase is a direct result of the acceleration of credit resolution activities noted above in the Executive Summary section. As of December 31, 2012, management considered the allowance for loan losses to be sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31,	2012	2011	2010	2009	2008
(Dollars in Thousands)
Balance, beginning of period	$3,189	$3,231	$3,769	$2,552	$2,347
Loans charged off:
Commercial and industrial	$(388)	$(11)	$(22)	$(144)	$(22)
Real estate - construction	(200)	(35)	(30)	(61)	(67)
Real estate - mortgage	(1,598)	(314)	(1,251)	(504)	—
Consumer and other (including Visa program)	(189)	(217)	(188)	(316)	(114)

Total loans charged off	$(2,375)	$(577)	$(1,491)	$(1,025)	$(203)

Recoveries of loans previously charged off:
Commercial and industrial	$18	$—	$1	$63	$2
Real estate - construction	—	—	7	—	—
Real estate - mortgage	289	1	98	—	—
Consumer and other (including Visa program)	78	39	127	77	12

Total recoveries	$385	$40	$233	$140	$14

Net charge offs	$(1,990)	$(537)	$(1,258)	$(885)	$(189)
Provision for loan losses	1,895	495	720	2,102	394

Balance, end of period	$3,094	$3,189	$3,231	$3,769	$2,552

Average loans outstanding during the period	$240,557	$240,832	$249,480	$250,207	$252,995

Ratio of net charge-offs during the period to average loans outstanding during the period	0.83%	0.22%	0.50%	0.35%	0.07%

As of December 31, 2012, the ratio of the allowance for loan losses to total loans was 1.29% as compared to 1.35% as of December 31, 2011.

Allocation of the Allowance for Loan Losses

Years Ended December 31,	2012		2011		2010		2009		2008
(Dollars in Thousands)
Commercial and industrial	$262	8.5%	$282	8.8%	$70	2.2%	$358	9.5%	$355	13.9%
Real estate - construction	192	6.2%	190	6.0%	193	6.0%	22	0.6%	50	2.0%
Real estate - mortgage	2,380	76.9%	2,524	79.1%	2,048	63.4%	2,931	77.8%	1,230	48.2%
Consumer and other	252	8.1%	185	5.8%	211	6.5%	458	12.1%	273	10.7%
Unallocated	8	0.3%	8	0.3%	709	21.9%	—	0.0%	644	25.2%

Total	$3,094	100.0%	$3,189	100.0%	$3,231	100.0%	$3,769	100.0%	$2,552	100.0%

Non-Performing Assets

As of December 31, 2012, non-performing assets as a percentage of total loans and OREO was 3.7%, up from 3.2% at year-end 2011. The coverage ratio of allowance to total non-performing assets decreased to 52.8% at year-end 2012 from 58.2% at year-end 2011. OREO, including solely foreclosed properties, at year-end 2012 increased to $3.2 million from $2.3 million at year-end 2011. The year-end 2012 figure represents eight residences, fourteen lots, one former lodging property with a restaurant, two former convenience stores, a seafood house and one piece of farmland. Nine OREO properties with a total value of $1.1 million were sold in 2012 for losses of $223 thousand, and fourteen properties with a total value of $2.6 million from fourteen borrowers were added through foreclosure. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell.

During 2012, nonaccruing loan balances increased by $314 thousand. The majority of the $5.7 million in non-accruing balances is represented in the residential first mortgage segment with a principal balance of $2.7 million.

Non-Performing Assets

(Dollars in Thousands)	December 31, 2012		December 31, 2011		December 31, 2010
(percentages are as a percent of total loans)	$	%	$	%	$	%
Loans past due 90 days or more and still accruing	$126	0.1%	$60	0.0%	$202	0.1%
Non-accruing loans	5,730	2.4%	5,417	2.3%	5,574	2.3%

Total non-performing loans	$5,856	2.4%	$5,477	2.3%	$5,776	2.3%

Allowance for loan losses	$3,094	1.29%	$3,189	1.3%	$3,231	1.3%
Allowance to non-performing loans	52.8%		58.2%		55.9%
(percentages are as a percent of total loans plus OREO)
Other real estate owned	3,151	1.3%	2,280	1.0%	4,086	1.6%

Total non-performing assets	$9,007	3.7%	$7,757	3.2%	$9,862	3.9%

Impaired loans not included in the table above totaled $2.6 million at December 31, 2012, with an associated allowance of $419 thousand. These loans are identified and monitored as part of the risk grading and ALL calculation process.

There were eight troubled debt restructurings with an aggregate balance of $3.3 million at December 31, 2012, four troubled debt restructurings with an aggregate balance of $3.3 million at December 31, 2011, and one troubled debt restructuring with a balance of $624 thousand at December 31, 2010.

For more detailed information on non-accrual, past due and impaired loan policies, refer to Note 1 and Note 5 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Securities

As of December 31, 2012, investment securities totaled $36.7 million, a decrease of 12.2% as compared to 2011 year-end balances of $41.8 million. The decline in securities balances is directly attributable to sales made for the purpose of realizing gains.

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available for sale are carried at fair market value, with after-tax market value gains or losses disclosed as an “unrealized” component of shareholders’ equity entitled “Accumulated other comprehensive income.” The after-tax unrealized gains or losses are recorded as a portion of other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the gain or loss is realized, typically at the time of sale. As of December 31, 2012, the Company had accumulated other comprehensive gains net of deferred tax related to securities available-for-sale of $279 thousand as compared to $761 thousand at year-end 2011.

The investment portfolio shows a net unrealized gain of $494 thousand on December 31, 2012, compared to a net unrealized gain of $1.2 million on December 31, 2011. The continued low interest rate environment is generally responsible for these unrealized gains, since bond prices are inversely proportional to bond rates, and the bonds in the Bank’s portfolio were mostly purchased at lower prices. The unfortunate consequence of this market is that it makes the acquisition of additional securities unattractive relative to securities already owned, as interest rates are typically lower and prices are typically higher.

None of the securities in the investment portfolio is considered other-than-temporarily-impaired. Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. As a result, temporary impairment can occur with rising interest rates, since the market value of a fixed income investment will fall as interest rates rise. Conversely, market values will increase as interest rates fall.

None of the unrealized loss positions on December 31, 2012 are considered to be a result of credit deterioration.

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

Investment Maturities and Average Yields

As of December 31, 2012

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years
U.S. Government and Agencies:
Book Value	$2,696	$3,077	$3,638	$—
Market Value	$2,704	$3,136	$3,624	$—
Weighted average yield	1.02%	1.27%	1.72%	0.00%
States and Municipal Obligations:
Book Value	$3,132	$13,746	$7,655	$348
Market Value	$3,144	$13,965	$7,792	$348
Weighted average yield	2.69%	2.33%	3.01%	3.71%
Certificates of Deposit
Book Value	$249	$1,736	$—	$—
Market Value	$249	$1,738	$—	$—
Weighted average yield	0.50%	0.00%	0.00%	0.00%
Restricted Securities:
Book Value	$—	$—	$—	$1,585
Market Value	$—	$—	$—	$1,585
Weighted average yield	0.00%	0.00%	0.00%	0.99%
Total Securities:
Book Value	$6,077	$18,559	$11,293	$1,933
Market Value	$6,097	$18,839	$11,416	$1,933
Weighted average yield	1.86%	2.02%	2.60%	1.48%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

During 2012, average total deposits increased 2.4% to $273.1 million as compared to average total 2011 deposits of $266.8 million. Average non-interest bearing demand deposits increased 1.5%, average NOW accounts decreased 3.1%, average savings accounts decreased 2.6%, and average time deposits decreased 0.8%. The decline in interest-bearing deposits and increase in non-interest-bearing deposits results in improved deposit mix to less costly funds.

Average Deposits and Rates

Years Ended December 31,	2012		2011		2010
(Thousands)
	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$50,468	0.00%	$43,803	0.00%	$44,012	0.00%
Interest bearing Deposits:
NOW Accounts	$39,020	0.22%	$39,397	0.25%	$36,285	0.29%
Regular Savings	47,138	0.36%	48,419	0.79%	46,125	0.86%
Money Market Deposit Accounts	23,820	0.63%	20,742	0.73%	19,939	0.86%
Time Deposits - Retail
CD’s $100,000 or more	51,010	2.30%	49,672	2.43%	51,676	2.83%
CD’s less than $100,000	62,516	2.04%	64,768	2.26%	69,976	2.81%

Total Interest bearing Deposits	$223,504	1.28%	$222,998	1.48%	$224,001	1.83%

Total Average Deposits	$273,972	1.04%	$266,801	1.24%	$268,013	1.53%

Maturity Schedule of Time Deposits of $100,000 and over

As of December 31,	2012	2011	2010
(Thousands)
3 months or less	$2,192	$3,068	$3,153
3-6 months	1,246	1,284	2,417
6-12 months	4,627	4,889	6,323
Over 12 months	39,888	42,648	34,859

Totals	$47,953	$51,889	$46,752

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

The Private Placement of 2,200,000 shares of common stock was completed on December 31, 2012, raising $9.350 million in gross proceeds. Net of offering expenses, $8.7 million was added to the Company’s capital. Management believes the capital level at December 31, 2012, is sufficient to support current economic uncertainty, plus allow for organic growth and acquisition opportunities.

In 2009, the parent company obtained its operating funds via dividends paid by the Bank. Banking regulations limit the amount of dividend distributions a bank can make to net undistributed profits of the current year plus two prior years, unless prior approval is granted by bank regulators. Due to the large loan loss provision expense taken in the fourth quarter of 2009, which significantly reduced the Bank’s 2009 earnings, there were no undistributed profits available for distribution from the Bank to the parent. Since then, therefore, the parent company has obtained its operating funds through fees paid by the Bank and Trust Company.

The Company is required to maintain minimum amounts of capital to total “risk weighted” assets, as defined by Federal Reserve Capital Guidelines. According to Capital Guidelines for Bank Holding Companies, the Company is required to maintain a minimum Total Capital to Risk Weighted Assets ratio of 8.0%, a Tier 1 Capital to Risk Weighted Assets ratio of 4.0% and a Tier 1 Capital to Adjusted Average Assets ratio (Leverage ratio) of 4.0%. As of December 31, 2012, the Company maintained these ratios at 17.09%, 15.84%, and 10.93%, respectively. At year-end 2011, these ratios were 12.70%, 11.45%, and 7.97%, respectively. For more detailed information, refer to Note 15 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Total capital, before accumulated other comprehensive income, grew by 34.1% to $37 million as of year-end 2012 as compared to $27.6 million at year-end 2011. Accumulated other comprehensive loss was $381 thousand at year-end 2012, compared to accumulated other comprehensive income of $445 thousand at year-end 2011, which is due to declines in both unrealized gains on securities and the fair value of the Company’s pension and post-retirement benefit plans. The Company accounts for other comprehensive income in the investment portfolio by adjusting capital for any after tax effect of unrealized gains and losses on securities at the end of a given accounting period.

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

At December 31, 2012, liquid assets totaled $62.2 million or 18.6% of total assets, up from $44.7 million and 14.2% at December 31, 2011. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains federal funds lines with regional banks totaling approximately $20.3 million. In addition, the Bank has total borrowing capacity with the FHLB of $67.5 million, with $40.1 million immediately available as of December 31, 2012. With additional collateral, $50.5 million would be available from the FHLB.

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

Off Balance Sheet Arrangements

December 31,	2012	2011	2010
(Dollars in Thousands)
Total Loan Commitments Outstanding	$30,459	$31,170	$32,351
Standby-by Letters of Credit	359	378	446

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31,	2012	2011

ASSETS
Cash and due from banks	$4,757,889	$4,728,895
Interest-bearing deposits	35,166,448	10,369,075
Federal funds sold	48,009	2,136,375
Securities available for sale, at fair value	36,700,520	41,799,121
Restricted securities	1,584,700	1,991,200
Loans, net of allowance for loan losses of $3,093,623 and $3,188,541	236,144,526	233,501,281
Premises and equipment, net	11,611,688	12,300,274
Accrued interest receivable	1,070,763	1,161,191
Other real estate owned, net of valuation allowance	3,151,346	2,279,935
Goodwill	2,807,842	2,807,842
Other assets	1,753,945	2,136,907

Total assets	$334,797,676	$315,212,096

LIABILITIES
Noninterest-bearing deposits	$50,467,907	$43,803,349
Savings and interest-bearing demand deposits	117,954,879	105,269,889
Time deposits	106,751,785	116,444,867

Total deposits	$275,174,571	$265,518,105

Securities sold under repurchase agreements	6,459,839	5,277,158
Federal Home Loan Bank advances	15,000,000	15,000,000
Other liabilities	1,578,295	1,402,049

Total liabilities	$298,212,705	$287,197,312

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized -10,000,000 shares; outstanding - 4,810,856 and 2,610,856 shares, respectively)	$24,054,280	$13,054,280
Additional paid-in capital	2,670,021	4,971,531
Retained earnings	10,241,396	9,543,634
Accumulated other comprehensive (loss) income, net	(380,726)	445,339

Total shareholders’ equity	$36,584,971	$28,014,784

Total liabilities and shareholders’ equity	$334,797,676	$315,212,096

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2012	2011

INTEREST INCOME
Loans, including fees	$12,972,848	$13,428,760
Securities:
Taxable	644,790	763,177
Tax-exempt	238,023	277,558
Federal funds sold	2,849	8,923
Interest - bearing deposit accounts	32,292	51,204

Total interest income	13,890,802	14,529,622

INTEREST EXPENSE
Deposits	2,854,331	3,302,061
Federal funds purchased	389	389
Securities sold under repurchase agreements	16,075	14,593
FHLB advances	566,072	889,230

Total interest expense	3,436,867	4,206,273

Net interest income	10,453,935	10,323,349

Provision for loan losses	1,894,685	495,000

Net interest income after provision for loan losses	8,559,250	9,828,349

NON-INTEREST INCOME
Income from fiduciary activities	648,706	592,396
Service charges and fees on deposit accounts	895,236	663,317
VISA-related fees	827,670	794,559
Other service charges and fees	892,719	803,260
Secondary market lending fees	684,605	212,616
Gains on sale of securities available for sale	957,760	336,171
Net (losses) on other assets	(4,906)	(26,536)
Other income	327,234	23,698

Total non-interest income	5,229,024	3,399,481

NON-INTEREST EXPENSES
Salaries and employee benefits	5,702,656	6,357,346
Occupancy expense	1,961,335	1,894,459
Bank franchise tax	156,756	127,099
VISA expense	680,988	684,655
Telephone expense	169,177	167,822
FDIC assessments	407,814	464,665
Debit card expense	219,196	202,813
Foreclosure property expense	186,161	160,827
Other real estate losses	736,606	435,219
Consulting expense	323,957	79,923
Defalcation expense	—	246,204
Other expense	2,335,394	2,080,657

Total non-interest expenses	12,880,040	12,901,689

Net income before income taxes	908,234	326,141
Income tax expense (benefit)	210,472	(24,001)

Net income	$697,762	$350,142

Basic Earnings Per Share
Average basic shares outstanding	2,610,856	2,607,034
Earnings per share, basic	$0.27	$0.13

Diluted Earnings Per Share
Average diluted shares outstanding	2,612,787	2,607,097
Earnings per share, diluted	$0.27	$0.13

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year ended December 31, 2012

Net income		$697,762
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period (net of tax, $77,574)	150,587
Less reclassification adjustment for gains recognized in income (net of tax, $325,638)	(632,122)
Changes in value of pension and post-retirement benefit plans (net of tax, $177,484)	(344,530)

Other comprehensive loss, net of tax:	(826,065)	(826,065)

Comprehensive (loss)		$(128,303)

Year ended December 31, 2011

Net income		$350,142
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period (net of tax, $352,791)	684,829
Less reclassification adjustment for gains recognized in income (net of tax, $114,298)	(221,873)
Changes in value of pension and post-retirement benefit plans (net of tax, 88,450)	(171,695)

Other comprehensive income	291,261	291,261

Comprehensive income		$641,403

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

YEAR ENDED DECEMBER 31, 2012

Balance at beginning of period	2,610,856	$13,054,280	$4,971,531	$9,543,634	$445,339	$28,014,784
Net income	—	—	—	697,762	—	697,762
Other comprehensive loss	—	—	—	—	(826,065)	(826,065)
Stock issued	2,200,000	11,000,000	(2,304,434)	—	—	8,695,566
Stock compensation expense	—	—	2,924	—	—	2,924

Balance at end of period	4,810,856	$24,054,280	$2,670,021	$10,241,396	$(380,726)	$36,584,971

YEAR ENDED DECEMBER 31, 2011

Balance at beginning of period	2,605,856	$13,029,280	$4,965,460	$9,193,492	$154,078	$27,342,310
Net income	—	—	—	350,142	—	350,142
Other comprehensive income	—	—	—	—	291,261	291,261
Stock compensation expense	5,000	25,000	6,071	—	—	31,071

Balance at end of period	2,610,856	$13,054,280	$4,971,531	$9,543,634	$445,339	$28,014,784

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2012	2011
Cash Flows From Operating Activities
Net income	$697,762	$350,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	769,476	788,671
Net amortization and accretion of securities	272,264	134,963
Provision for loan losses	1,894,685	495,000
Stock-based compensation	2,924	31,071
Deferred income tax (benefit)	(42,949)	(40,953)
(Gain) on securities available-for-sale	(957,760)	(336,171)
Increase in OREO valuation allowance	505,766	325,191
Loss on sale of other real estate	230,839	110,028
Loss (gain) on disposal of fixed assets	4,906	(5,582)
Decrease in accrued income and other assets	180,872	684,435
Increase (decrease) in other liabilities	320,692	(87,851)

Net cash provided by operating activities	$3,879,477	$2,448,944

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	$4,633,678	$5,529,708
Proceeds from sales and calls of available-for-sale securities	15,225,843	10,065,252
Purchases of available-for-sale securities	(14,805,021)	(22,417,698)
Sales of restricted securities	406,500	367,300
(Increase) decrease in interest bearing deposits in other banks	(24,797,374)	4,366,817
Decrease in federal funds sold	2,088,366	2,590,709
Loan (originations) and principal collections, net	(7,101,251)	8,418,539
Proceeds from sale of other real estate	1,049,860	3,126,412
(Purchases) of premises and equipment	(85,797)	(385,915)

Net cash (used in) provided by investing activities	$(23,385,196)	$11,661,124

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	$19,349,548	$203,657
Net (decrease) increase in time deposits	(9,693,082)	4,460,449
Net increase (decrease) in securities sold under repurchase agreements	1,182,681	(2,320,863)
(Decrease) in FHLB advances	—	(15,000,000)
Proceeds from issuance of common stock	8,695,566	—

Net cash provided by (used in) financing activities	$19,534,713	$(12,656,757)

Net increase in cash and due from banks	28,994	1,453,311

Cash and due from banks at beginning of period	4,728,895	3,275,584

Cash and due from banks at end of period	$4,757,889	$4,728,895

Supplemental Schedule of Cash Flow Information
Interest paid	$3,448,683	$4,329,266

Income taxes paid	109,961	120,596

Unrealized gain (loss) on investment securities	(729,599)	701,449

Change in value of pension and post-retirement obligation	(522,014)	(260,145)

Loans transferred to other real estate owned	2,563,322	1,727,504

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

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

Use of estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the measurement of fair value of foreclosed real estate, deferred taxes, impairment testing of goodwill, projected pension and post-retirement obligation and fair value measurements.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, all of which mature within ninety days.

Interest-Bearing Deposits in Banks. Interest-bearing deposits in banks are carried at cost and include deposits with the Federal Reserve Bank, which mature within one year.

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

During the third quarter of 2012, management enhanced the ALL calculation methodology by changing the historical loss factor period from six quarters to the length of a business cycle. This increased the historical loss period to 16 quarters, since the current business cycle is assumed to have begun in the fourth quarter of 2008. As the length of the current business cycle extends, so will the length of the historical loss factor period. For a comparison of the ALL calculation using the current and prior methodologies, see Note 5.

The allowance consists of specific, general, and unallocated components. The specific component generally evaluates large commercial and construction loans which are adversely risk rated, in bankruptcy, nonaccruing, or more than 30 days past due, to determine which are impaired. The scope of this evaluation can include commercial borrowers utilizing mortgages on their residences for their businesses. For those loans determined to be impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates smaller commercial loans, residential mortgages and consumer loans, grouped into segments. Historical loss experience is calculated and applied to each segment, then adjusted for qualitative factors. Qualitative factors include changes in the local economic outlook, including unemployment, interest rates, inflation rates and real estate trends; the level and trend of past due and nonaccrual loans; strength of policies and procedures; and oversight of credit risk and quality of underwriting. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

Management employs a risk rating system to evaluate and consistently categorize loan portfolio credit risk. Loans assigned risk rating grades include all commercial loans, commercial loans secured by real estate (commercial mortgages), large residential loans secured by real estate (residential mortgages), loans to real estate developers and contractors, large consumer loans with chronic delinquency, and troubled debt restructures. Risk rating categories are as follows:

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

The general component of the ALL calculation collectively evaluates groups of loans in segments, as noted above. Segments are not disaggregated into classes. These segments are 1) Construction, land and land development; 2) Farmland; 3) Residential first mortgages; 4) Residential junior mortgages; 5) Commercial mortgages (non-owner-occupied); 6) Commercial mortgages (owner-occupied); 7) Commercial and industrial; and 8) Consumer. Every loan is assigned to a segment. Segments 1 through 6 are secured by real estate. Segments 7 and 8 are secured by other types of collateral or are unsecured. A given segment may not reflect the purpose of a loan. For example, a business owner may provide his residence as collateral for a loan to his company, in which case the loan would be grouped in a residential mortgage segment.

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

Other real estate owned. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value on the date of foreclosure less estimated selling costs, thereby establishing a new cost basis. After acquisition, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in expenses from foreclosed assets and changes in the valuation allowance are included in other real estate gains (losses).

Goodwill. The goodwill in the Company’s Consolidated Balance Sheets is related to unidentifiable intangible assets arising from the acquisition of five branches during the years 1994 through 2000. Amortization of these assets was discontinued as of January 1, 2002. Subsequently, this goodwill has been tested annually for impairment. If impairment exists, the amount of impairment would result in a charge to expense.

Income taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the statements of income. The Company had no liabilities for recognized tax benefits at December 31, 2012 or 2011.

Pension benefits. The non-contributory cash balance benefit pension plan was frozen as of December 31, 2012. It covers substantially all full-time employees who became vested in the plan by that date. Prior to December 31, 2012, the plan accumulated benefits for each covered employee based on annual pay credits, which were based on age and years of service, plus monthly interest credits based on an amount established each year by the Board of Directors, or the minimum interest rate per the Internal Revenue Code. Going forward, the balances for those employees vested by December 31, 2012 will continue to receive interest credits.

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

Off-balance-sheet financial instruments. In the ordinary course of business, the Company enters into off-balance-sheet financial instruments such as home equity lines of credit, overdraft protection lines of credit, unsecured lines of credit, commitments under credit card arrangements, construction loan commitments and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

Advertising. Advertising costs are expensed as incurred, and totaled $129 thousand and $137 thousand for the years ended December 31, 2012 and 2011, respectively.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses on securities available for sale and changes in the funded status of the pension and postretirement plan, which are also recognized as separate components of equity.

Fair Value of Financial Instruments. Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 21. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

Note 2.	Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at December 31, 2012 and 2011, as reflected on the consolidated balance sheets, was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. Subsequently, this goodwill has been tested annually for impairment. The test performed as of September 30, 2012 found no impairment.

Note 3.	Investment Securities

The aggregate amortized cost and fair values of the available for sale securities portfolio are as follows:

Available-for-sale securities December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,411,627	$78,178	$(25,990)	$9,463,815
State and municipal obligations	24,880,871	412,759	(44,102)	25,249,528
Certificates of deposits	1,985,000	3,271	(1,094)	1,987,177

	$36,277,498	$494,208	$(71,186)	$36,700,520

Available-for-sale securities December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,698,771	$100,951	$(4,656)	$8,795,066
State and municipal obligations	31,947,729	1,066,585	(10,259)	33,004,055

	$40,646,500	$1,167,536	$(14,915)	$41,799,121

Gross realized gains and gross realized losses on sales of securities were as follows:

Years Ended December 31,	2012	2011
Gross realized gains	$959,588	$337,919
Gross realized losses	(1,828)	(1,748)

Net realized gains (losses)	$957,760	$336,171

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2012 are shown below:

	Amortized Cost	Fair Value

Due in one year or less	$6,077,439	$6,097,330
Due after one year through five years	18,559,452	18,839,664
Due after five through ten years	11,292,552	11,415,759
Due after ten years	348,054	347,767

	$36,277,498	$36,700,520

Securities with a market value of $8,123,132 and $9,284,384 at December 31, 2012 and 2011, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2012 and 2011, by duration of the unrealized loss, are shown as follows. Management monitors credit ratings and all securities are investment grade or better. There are three certificates of deposits, ten municipals and two federal agency debt securities totaling $5.7 million considered temporarily impaired at December 31, 2012.

The primary cause of the temporary impairments in the Company’s investments in debt securities was fluctuations in interest rates. Because the Company intends to hold these investments in debt securities to maturity and it is more likely than not that the Company will not be required to sell these investments before a recovery of unrealized losses, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012 and no impairment has been recognized.

	Less than 12 months		12 months or more		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,080,438	$25,990	$—	$—	$1,080,438	$25,990
States and municipal obligations	2,863,106	37,731	1,037,825	6,371	3,900,931	44,102
Certificates of deposits	742,906	1,094	—	—	742,906	$1,094

Total temporarily impaired securities	$4,686,450	$64,815	$1,037,825	$6,371	$5,724,275	$71,186

	Less than 12 months		12 months or more		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$311,122	$4,656	$—	$—	$311,122	$4,656
States and municipal obligations	819,809	10,259	—	—	819,809	10,259

Total temporarily impaired securities	$1,130,931	$14,915	$—	$—	$1,130,931	$14,915

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.1 million at December 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security. The investment is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available for sale securities portfolio.

Note 4.	Loans

The following is a summary of the balances of loans:

December 31,	2012	2011
Mortgage loans on real estate:
Construction, Land and Land Development	$29,024,294	$27,642,280
Farmland	1,442,757	1,526,050
Commercial Mortgages (Non-Owner Occupied)	13,420,551	16,198,584
Commercial Mortgages (Owner Occupied)	33,634,384	27,845,596
Residential First Mortgages	107,555,694	107,638,735
Residential Junior Mortgages	26,982,512	28,526,008
Commercial and Industrial	20,524,547	18,983,332
Consumer Loans	6,653,410	8,329,237

Total loans	$239,238,149	$236,689,822
Allowance for loan losses	(3,093,623)	(3,188,541)

Loans, net	$236,144,526	$233,501,281

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by 90 days or more is generally placed on nonaccrual, unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals

As of December 31, 2012

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
December 31, 2012
Construction, Land and Land Development	$108,861	$122,005	$—	$655,397	$886,263	$28,138,031	$29,024,294
Farmland	—	—	—	—	—	1,442,757	1,442,757
Commercial Mortgages (Non-Owner Occupied)	—		—	318,418	318,418	13,102,133	13,420,551
Commercial Mortgages (Owner Occupied)	—	—	71,254	819,467	890,721	32,743,663	33,634,384
Residential First Mortgages	608,471	153,510	502	2,677,788	3,440,271	104,115,423	107,555,694
Residential Junior Mortgages	8,303	9,778	—	1,257,915	1,275,996	25,706,516	26,982,512
Commercial and Industrial	10,003	90,883	50,075	—	150,961	20,373,586	20,524,547
Consumer Loans	12,193	—	3,688	1,479	17,360	6,636,050	6,653,410

Total	$747,831	$376,176	$125,519	$5,730,464	$6,979,990	$232,258,159	$239,238,149

Loans Past Due and Nonaccruals

As of December 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
December 31, 2011
Construction, Land and Land Development	$—	$93,287	$—	$534,037	$627,324	$27,014,956	$27,642,280
Farmland	—	—	—	—	—	1,526,050	1,526,050
Commercial Mortgages (Non-Owner Occupied)	—	—	—	384,168	384,168	15,814,416	16,198,584
Commercial Mortgages (Owner Occupied)	—	—	—	256,749	256,749	27,588,847	27,845,596
Residential First Mortgages	128,632	92,503	—	1,666,779	1,887,914	105,750,821	107,638,735
Residential Junior Mortgages	29,712	—	—	1,741,286	1,770,998	26,755,010	28,526,008
Commercial and Industrial	43,364	—	—	742,720	786,084	18,197,248	18,983,332
Consumer Loans	56,272	466.560	60,090	90,933	673,855	7,655,382	8,329,237

Total	$257,980	$652,350	$60,090	$5,416,672	$6,387,092	$230,302,730	$236,689,822

Loans past due 90 days or more and still accruing interest totaled $125,519 and $60,090 on December 31, 2012 and 2011, respectively.

Note 5.	Allowance for Loan Losses

A disaggregation of the allowance for loan losses by segment is shown below.

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
As of December 31, 2012
ALLOWANCE FOR LOAN LOSSES:

Beginning Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541

(Charge-offs)	(200,278)	$—	$(283,569)	$—	(787,108)	(527,857)	(388,026)	(188,724)		$(2,375,562)

Recoveries	—	$—	285,326	$—	4,059	—	18,369	78,205		$385,959

Provision	201,660	2,000-	16,243	(9,234)	830,952	325,989	350,007	177,729	(661)	$1,894,685

Ending Balance	$191,882	$2,000	$106,000	$545,084	$1,209,454	$517,253	$262,000	$252,210	$7,740	$3,093,623

Individually evaluated for impairment	$25,882	$—	$—	$165,084	$467,454	$101,253	$—	$74,210	$—	$833,883

Collectively evaluated for impairment	$166,000	$2,000	$106,000	$380,000	$742,000	$461,000	$262,000	$178,000	$7,740	$2,259,740

LOAN RECEIVABLES:
Ending Balance:

Individually evaluated for impairment	$275,650	$—	$—	$1,617,001	$4,278,290	$1,336,761	$—	$73,978		$7,581,680

Collectively evaluated for impairment	28,748,644	1,442,757	13,420,551	32,017,383	103,277,404	25,645,751	20,524,547	6,579,432		231,656,469

Total Gross Loans	$29,024,294	$1,442,757	$13,420,551	$33,634,384	$107,555,694	$26,982,512	$20,524,547	$6,653,410		$239,238,149

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
As of December 31, 2011
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$192,518	$3,000	$108,000	$1,270,451	$206,171	$460,648	$69,869	$210,662	$709,358	$3,230,677

(Charge-offs)	(35,428)	—	(52,117)	—	(232,904)	(29,162)	(16,553)	(211,117)	—	$(577,281)

Recoveries	175	—	—	—	1,393	—	—	38,577	—	$40,145

Provision	33,235	(3,000)	32,117	(716,133)	1,186,890	287,635	228,334	146,878	(700,957)	$495,000

Ending Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541

Individually evaluated for impairment	$119,500	$—	$—	$244,318	$726,552	$465,121	$236,650	$—	$—	$1,792,141

Collectively evaluated for impairment	$71,000	$—	$88,000	$310,000	$435,000	$254,000	$45,000	$185,000	$8,401	$1,396,401

LOAN RECEIVABLES:
Ending Balance:

Individually evaluated for impairment	$408,640	$—	$—	$1,447,278	$3,187,147	$1,790,858	$560,197	$—		$7,394,120

Collectively evaluated for impairment	27,233,640	1,526,050	16,198,584	26,398,318	104,451,588	26,735,150	18,423,135	8,329,237		229,295,702

Total Gross Loans	$27,642,280	$1,526,050	$16,198,584	$27,845,596	$107,638,735	$28,526,008	$18,983,332	$8,329,237		$236,689,822

Provision is allocated to segments based on the balance required by the ALL calculation for each segment. Hence, during 2012, $9,234 of provision expense was reallocated from Commercial Mortgages (Owner occupied) into other segments.

Allowance for Loan Losses Change in Methodology. As described in Note 1, management changed the calculation of historical loss factors in order that these factors encompass a complete business cycle. Since the current business cycle is assumed to have begun in the fourth quarter of 2008, the methodology now uses 17 quarters to calculate an average charge-off rate for each loan segment. The prior methodology used six quarters.

The following table represents the effect on the current period provision of the changes in methodology from that used in prior periods.

December 31, 2012	Provision Based on New Methodology	Provision Based on Prior Methodology	Difference
Construction, Land and Land Development	$201,660	$285,660	$(84,000)
Farmland	2,000	2,000	—
Commercial Mortgages (Non-Owner Occupied)	16,243	77,243	(61,000)
Commercial Mortgages (Owner Occupied)	(9,234)	(255,234)	246,000
Residential First Mortgages	830,952	1,104,952	(274,000)
Residential Junior Mortgages	325,989	118,989	207,000
Commercial and Industrial	350,007	460,007	(110,000)
Consumer Loans	177,729	141,729	36,000
Unallocated	(661)	—	(661)

Total Provision for Loan Losses	$1,894,685	$1,935,346	$(40,661)

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

As of December 31, 2012:

INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$21,877,355	$1,442,757	$7,362,289	$23,974,131	$16,418,910	$71,075,442
Watch	4,746,266	—	2,824,575	6,680,142	2,866,739	17,117,722
Special mention	1,162,388	—	2,574,371	338,902	759,554	4,835,215
Substandard	1,038,285	—	659,316	2,641,209	479,344	4,818,154
Doubtful	200,000	—	—	—	—	200,000

Total	$29,024,294	$1,442,757	$13,420,551	$33,634,384	$20,524,547	$98,046,533

As of December 31, 2011:

INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$20,365,500	$1,526,050	$11,209,765	$17,875,112	$13,790,715	$64,767,142
Watch	2,807,742	—	1,847,911	7,079,654	3,952,068	15,687,375
Special mention	2,186,094	—	2,393,755	310,959	—	4,890,808
Substandard	1,940,326	—	681,403	2,323,122	457,698	5,402,549
Doubtful	342,618	—	65,750	256,749	782,851	1,447,968

Total	$27,642,280	$1,526,050	$16,198,584	$27,845,596	$18,983,332	$92,195,842

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of December 31, 2012

PAYMENT ACTIVITY STATUS	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
Performing	$104,877,404	$25,724,597	$6,648,243	$137,250,244
Nonperforming	2,678,290	1,257,915	5,167	3,941,372

Total	$107,555,694	$26,982,512	$6,653,410	$141,191,616

As of December 31, 2011

PAYMENT ACTIVITY STATUS	Residential First Mortgages	Residential Junior Mortgages	Consumer Loans	Total
Performing	$105,971,956	$26,784,722	$8,178,214	$140,934,892
Nonperforming	1,666,779	1,741,286	151,023	3,559,088

Total	$107,638,735	$28,526,008	$8,329,237	$144,493,980

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS

As of December 31, 2012

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$213,768	$213,914	$—	$202,754	$162	$130
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,495,910	1,495,910	—	1,372,196	44,756	59,727
Residential Junior Mortgages	971,654	1,785,259	—	1,380,596	3,750	2,488
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	758,391	758,391	—	429,600	30,518	34,754
Commercial & industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$3,439,723	$4,253,474	$—	$3,385,145	$79,186	$97,099

With an allowance recorded:
Construction, land & land development	$61,882	$65,566	$25,882	$63,761	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,782,380	2,807,875	467,454	1,803,730	90,030	82,370
Residential Junior Mortgages	365,107	381,452	101,253	310,726	1,953	1,205
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	858,610	858,610	165,084	863,479	15,900	11,961
Commercial & industrial	—	—	—	—	—	—
Consumer	73,978	73,978	74,210	67,322	8,385	8,678

	$4,141,957	$4,187,481	$833,883	$3,109,017	$116,268	$104,214

Total Impaired Loans:
Construction, land & land development	$275,650	$279,480	$25,882	$266,515	$162	$130
Farmland	—	—	—	—	—	—
Residential First Mortgages	4,278,290	4,303,785	467,454	3,175,925	134,786	142,097
Residential Junior Mortgages	1,336,761	2,166,711	101,253	1,691,321	5,703	3,693
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,617,001	1,617,001	165,084	1,293,079	46,418	46,715
Commercial & industrial	—	—	—	—	—	—
Consumer	73,978	73,978	74,210	67,322	8,385	8,678

	$7,581,680	$8,440,955	$833,883	$6,494,162	$195,454	$201,313

IMPAIRED LOANS as of December 31, 2011:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:

Construction, land & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	901,132	901,132	—	726,266	52,293	52,378
Residential Junior Mortgages	131,226	131,226	—	66,245	7,325	6,208
Commercial Mortgages (non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner-occupied)	258,875	258,875	—	208,153	14,311	14,309
Commercial & industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$1,291,233	$1,291,233	$—	$1,000,665	$73,929	$72,895

With an allowance recorded:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,286,015	2,303,167	726,552	1,254,593	100,550	95,208
Residential Junior Mortgages	1,659,632	1,961,728	465,121	1,451,332	14,483	9,846
Commercial Mortgages (non-owner-occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner-occupied)	1,188,403	1,191,301	244,318	891,128	48,600	44,593
Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548
Consumer	—	—	—	—	—	—

	$6,102,887	$6,475,658	$1,792,141	$4,309,779	$183,480	$167,455

Total Impaired Loans:
Construction, land & land development	$408,640	$408,640	$119,500	$355,822	$3,865	$3,260
Farmland	—	—	—	—	—	—
Residential First Mortgages	3,187,147	3,204,299	726,552	1,980,859	152,843	147,586
Residential Junior Mortgages	1,790,858	2,092,954	465,121	1,517,577	21,808	16,054
Commercial Mortgages (non-owner-occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner-occupied)	1,447,278	1,450,176	244,318	1,099,281	62,911	58,902

Commercial & industrial	560,197	610,822	236,650	356,905	15,982	14,548

Consumer	—	—	—	—	—	—

	$7,394,120	$7,766,891	$1,792,141	$5,310,444	$257,409	$240,350

At December 31, 2012 and 2011 nonaccruing loans excluded from impaired loan disclosure totaled $721,951 and $681,592, respectively. If interest on these nonaccruing loans had been accrued, such income would have approximated $16,139 in 2012 and $32,560 in 2011.

The following table presents, by segments of loans, information related to loans modified as TDRs during the year ended December 31, 2012 and 2011.

	For the twelve months ended December 31, 2012			For the twelve months ended December 31, 2011
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land & land development	—	$—	$—	2	$342,618	$342,618
Farmland	—	—	—	—	—	—
Residential First Mortgages	2	987,861	981,297	2	903,549	905,631

Residential Junior Mortgages (1)	2	107,943	107,434	3	1,388,630	1,370,630
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	2	652,041	652,041	—	—	—
Commercial & industrial	—	—	—	2	65,000	65,000
Consumer	1	114,210	73,978	—	—	—

The following table presents, by segments of loans, information related to loans modified as TDRs that subsequently defaulted (i.e., 90 days or more past due following a modification) during the year ended December 31, 2012 and 2011.

TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment

Construction, land & land development	—	$—		2	$342,618

Farmland	—	—		—	—

Residential First Mortgages	—	—		1	453,876	—

Residential Junior Mortgages (1)	1	47,749		3	1,370,630
Commercial Mortgages (Non-owner occupied)	—	—		—	—
Commercial Mortgages (Owner occupied)	1	172,926		—	—

Commercial & industrial	—	—		2	65,000	—

Consumer	—	—		—	—

(1)	Junior mortgages include equity lines

The total amount of troubled debt restructurings charged off in the twelve months ended December 31, 2012 and December 31, 2011 was $207,618 and none, respectively.

Note 6.	Foreclosed Assets

Foreclosed assets are presented net of a valuation allowance for losses. An analysis of the valuation allowance on foreclosed assets is shown below.

Years ended December 31,	2012	2011
Balance, beginning of year	$150,192	$342,740
Provision for losses	505,766	325,191
Charge-offs	(94,200)	(517,739)

Balance, end of period	$561,758	$150,192

Expenses applicable to foreclosed assets include the following:

Years ended December 31,	2012	2011
Net loss on sales of real estate	$230,839	$110,028
Provision for losses	505,766	325,191
Operating expenses, net of income	186,161	161,038

Total expenses	$922,766	$596,257

Note 7.	Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2012 and 2011 were as follows:

	2012	2011

Land and improvements	$2,085,769	$2,085,769
Buildings and improvements	12,544,293	12,545,110
Furniture and equipment	8,974,077	8,911,442

Total cost	$23,604,139	$23,542,321
Less accumulated amortization and depreciation	(11,992,451)	(11,242,047)

Premises and equipment, net	$11,611,688	$12,300,274

Amortization and depreciation expense for the years ended December 31, 2012 and 2011, totaled $769,476 and $788,671, respectively.

Note 8.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was $47,952,934 and $51,899,482, respectively.

At December 31, 2012, the scheduled maturities of time deposits are as follows:

2013	$23,261,729
2014	26,012,955
2015	25,182,515
2016	27,158,566
2017	5,114,960
Thereafter	21,060

$106,751,785

At December 31, 2012 and 2011, overdraft demand deposits reclassified to loans totaled $85,418 and $34,839, respectively.

At December 31, 2012 and 2011, the Company had no brokered deposits.

Note 9.	Employee Benefit Plans

The Company has a non-contributory, cash balance pension plan for all full-time employees over 21 years of age. Under this cash balance plan, until December 31, 2012, the account balance for each participant grew each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Company’s Board of Directors, subject to a minimum of 3% per the Internal Revenue Code. Effective December 31, 2012, this plan was frozen. Subsequently, annual pay credits will be discontinued, but each participant’s account balance will continue to grow based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

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

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$3,948,661	$3,978,778	$676,618	$588,822
Service cost	254,285	274,948	26,002	22,282

Interest cost	178,298	207,974	29,957	31,773

Actuarial (gain) loss	319,817	(175,440)	42,235	47,303

Benefit payments	(2,017,995)	(337,599)	(15,309)	(13,562)
Settlement loss	171,377	—	—	—

Benefit obligation, end of year	$2,854,443	$3,948,661	$759,503	$676,618

Change in plan assets
Fair value of plan assets, beginning of year	$4,385,574	$4,749,845	$—	$—

Actual return (loss) on plan assets	477,229	(26,672)	—	—
Employer contributions	—	—	15,309	13,562

Benefits payments	(2,017,995)	(337,599)	(15,309)	(13,562)

Fair value of plan assets, end of year	$2,844,808	$4,385,574	$—	$—

Funded Status at the End of the Year	$(9,635)	$436,913	$(759,503)	$(676,618)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Net loss	$849,356	$1,119,187	$147,611	$108,318
Prior service cost	—	(755,465)	—	—
Net obligation at transition	—	—	2,913	5,826

Amount recognized	$849,356	$363,722	$150,524	$114,144

Components of Net Periodic Benefit Cost (Gain)
Service cost	$254,285	$274,948	$26,002	$22,282

Interest cost	178,298	207,974	29,957	31,773

Expected (return) on plan assets	(321,864)	(353,148)	—	—

Amortization of prior service cost	(755,465)	(53,962)	—	—

Amortization of net obligation at transition	—	—	2,913	2,913

Recognized net loss	534,220	—	—	—

Recognized net actuarial loss	71,440	42,420	2,942	167

Net periodic benefit cost (gain)	$(39,086)	$118,232	$61,814	$57,135

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) loss
Net (gain) loss	$(269,831)	$161,960	$39,293	$47,136
Amortization of prior service cost	755,465	53,962	—	—
Amortization of net obligation at transition	—	—	(2,913)	(2,913)

Total recognized in other comprehensive (income)/loss	$485,634	$215,922	$36,380	$44,223

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income)/loss	$446,548	$334,154	$98,194	$101,358

Weighted-average assumptions as of December 31:	2012	2011	2012	2011
Discount rate used for Net Periodic Pension Cost	4.50%	5.50%	4.50%	5.50%
Discount Rate used for Disclosure	4.00%	4.50%	4.00%	4.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A

The accumulated benefit obligation for the cash balance pension plan was $2,854,443 and $3,948,661 at December 31, 2012 and 2011, respectively.

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

The fair value of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2012 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$(5,539)	$(5,539)	$—	$—
Mutual funds - fixed income	1,091,176	1,091,176	—	—
Mutual funds - equity	1,759,171	1,759,171	—	—

Total	$2,844,808	$2,844,808	$—	$—

		Fair Value Measurements at December 31, 2011 Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$991	$991	$—	$—
Mutual funds - fixed income	1,644,987	1,644,987	—	—
Mutual funds - equity	2,739,596	2,739,596	—	—

Total	$4,385,574	$4,385,574	$—	$—

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

The Company expects to make no contributions to its pension plan for the 2013 plan year.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits is 8.0% in 2013, and 8.0% in 2014, 6.0% in 2015 and 2016, and 5.0% in 2017 and thereafter.

If assumed health care cost trend rates were increased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2012, would be increased by $2,539 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2012, would be increased by $144. If assumed health care cost trend rates were decreased by 1 percentage point each year, the accumulated postretirement benefit obligation at December 31, 2012, would be decreased by $2,369 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2012, would be decreased by $134.

The Company expects to contribute $23,945 to its postretirement plan in 2013. Estimated future benefit payments are $25,366 for 2014, $27,259 for 2015, $28,447 for 2016 and $30,982 for 2017.

In addition, as of December 31, 2012 and 2011, the Company paid approximately $15,309 and $13,562, respectively, for employees who retired.

401(k) retirement plan. The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries. Effective January 1, 2010, the Company matches 100% of the first 2% and 25% of the next 4% of an employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $86,821 and $105,096 for the years ended December 31, 2012 and 2011, respectively.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2012 and 2011, the Company had outstanding loan commitments approximating $30,459,045 and $31,170,252, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2012 and 2011, commitments under outstanding performance stand-by letters of credit aggregated $358,876 and $377,603, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 11.	Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2012 and 2011, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

Note 12.	Short-Term Borrowings

Short-term borrowings include securities sold under agreements to repurchase, which are secured transactions with customers and generally mature the day following the day sold. There were no short-term advances from FHLB outstanding on December 31, 2012 or December 31, 2011.

The Company had unused lines of credit with nonaffiliated banks totaling $70,760,000 and $66,160,000 as of December 31, 2012 and 2011.

The Company had undispersed letters of credit with FHLB totaling $2,000,000 as of December 31, 2012.

The table below presents selected information on short-term borrowings:

(Dollars in Thousands)
Years Ended December 31,	2012	2011

Balance outstanding at year-end	$6,460	$5,277
Maximum balance at any month end during the year	9,269	8,006
Average balance for the year	6,100	6,093
Weighted average rate for the year	0.26%	0.24%
Weighted average rate on borrowings at year end	0.23%	0.24%
Estimated fair value at year end	$6,460	$5,277

Note 13.	Long-Term Debt

On December 31, 2012, the Bank had FHLB debt consisting of two advances, as shown in the table below. The FHLB holds an option to terminate the $10 million advance on any quarterly payment date. This advance also has an early conversion option which gives FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. If the FHLB elects to convert, the Company may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $57.1 million. Immediate available credit, as of December 31, 2012, was $40.1 million. With additional collateral, the total line of credit is worth $67.5 million, with $50.5 million available.

The two advances are shown in the following table.

Description	Balance	Acquired	Current Interest Rate	Maturity Date

Convertible	$10,000,000	9/12/2006	4.23%	9/12/2016
Fixed Rate Hybrid	5,000,000	5/20/2011	2.69%	5/20/2014

	$15,000,000

Note 14.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2009.

The expense (benefit) for income taxes consisted of the following for the years ended December 31:

	2012	2011
Current	$253,421	$16,952
Deferred	(42,949)	(40,953)

	$210,472	$(24,001)

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2012	2011
Statutory rates	34.0%	34.0%
Increase (decrease) resulting from:
Effect of tax-exempt income	(37.7%)	(44.0%)
Other, net	60.9%	2.6%

	23.2%	(7.4%)

The components of the net deferred tax assets and liabilities included in other liabilities are as follows:

December 31,	2012	2011
Deferred tax assets
Allowance for loan losses	$747,792	$886,064
Interest on non-accrual loans	120,356	99,690
Other real estate	236,610	167,774
Pension plan	3,276	—
Post retirement benefits	258,231	230,050
Deferred compensation	84,879	71,731
Stock-based compensation	10,215	13,977
Alternative minimum tax credit	174,997	147,180
Net operating loss carryforward	—	111,774
Other	272,942	137,540

Total deferred tax assets	1,909,298	1,865,780

Deferred tax liabilities
Unrealized gains on available-for-sale securities	(143,828)	(391,891)
Pension plan	—	(148,550)
Depreciation	(305,010)	(360,836)
Amortization of intangible	(860,950)	(784,375)
Net deferred loan fees and costs	(238,732)	(267,157)
Other	(63,591)	(76,412)

Total deferred tax (liabilities)	(1,612,111)	(2,029,221)

Net deferred tax assets (liabilities)	$297,187	$(163,441)

Note 15.	Regulatory Requirements and Restrictions

One source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulators. As of December 31, 2012, there were no unrestricted funds available for transfer from the banking subsidiary to the Company without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2012 and 2011 the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011, are presented in the tables below:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$37,787	17.09%	$17,689	8.00%	N/A	N/A
Bank of Lancaster	$31,514	14.08%	$17,900	8.00%	$22,374	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$35,019	15.84%	$8,845	4.00%	N/A	N/A
Bank of Lancaster	$28,714	12.83%	$8,950	4.00%	$13,425	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$35,019	10.93%	$12,812	4.00%	N/A	N/A
Bank of Lancaster	$28,714	9.00%	$12,763	4.00%	$15,954	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$28,340	12.70%	$17,848	8.00%	N/A	N/A
Bank of Lancaster	$27,290	12.29%	$17,767	8.00%	$22,209	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$25,546	11.45%	$8,924	4.00%	N/A	N/A
Bank of Lancaster	$24,509	11.04%	$8,884	4.00%	$13,326	6.00%

Tier 1 Capital (to Average Assets)
Consolidated	$25,546	7.97%	$12,815	4.00%	N/A	N/A
Bank of Lancaster	$24,509	7.68%	$12,768	4.00%	$15,960	5.00%

Note 16.	Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 158,378 allocated shares as of December 31, 2012. Contributions to the plan were $0 and $75,000 for 2012 and 2011, respectively. There were no dividends on the Company’s stock held by the ESOP in 2012 and 2011. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 17.	Stock-Based Compensation Plans

The Company has four stock-based compensation plans. The 1994 Incentive Stock Option Plan expired and no additional shares may be granted under this plan. The 2003 Incentive Stock Option Plan made 175,000 shares available for grant. Under this plan, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited. The third plan is the 1998 Non-Employee Directors Stock Option Plan, which has expired and therefore no additional shares may be granted. The fourth plan is the 2008 Non-Employee Directors Stock Option Plan. This plan had 29,903 shares available for grant at December 31, 2012. All information has been adjusted for stock dividends.

A summary of the status of the stock option plans as of December 31, 2012 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	197,423	$10.00	5.8

Granted	—	—
Forfeited	(59,584)	9.45
Exercised	—	—
Expired	(17,222)	15.34

Options outstanding, December 31	120,617	9.51	5.4	$6,750

Options exercisable, December 31	120,617	9.51	5.4	$6,750

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on changes in the market value of the Company’s stock.

The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

There were no incentive stock options granted during 2012. During 2011, the weighted average fair value of incentive stock options granted was $0.61, $0.54 and $0.42. There were no non-employee directors’ stock options granted during 2012. During 2011, the weighted average fair value of non-employee directors’ stock options granted was $0.55.

The weighted average assumptions used for the Black-Scholes Option-Pricing Model are as follows:

	Incentive Stock Option Plan		Non-qualified Directors Plan
December 31,	2012	2011	2012	2011

Dividend yield	N/A	4.73%	N/A	4.73%
Expected life	N/A	5 years	N/A	5 years
Expected volatility	N/A	23.51%	N/A	23.51%
Risk-free interest rate	N/A	2.07%	N/A	1.85%

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

The status of the options outstanding at December 31, 2012 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

$2.80 - $13.75	94,887	6.16	94,887	$8.20
$13.76 - $17.50	25,730	2.36	25,730	14.31

	120,617	$5.35	120,617	$9.51

Note 18.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock dividends.

Years Ended December 31,	2012	2011
Net income available to common shareholders	$697,762	$350,142

Average number of common shares outstanding	2,610,856	2,607,034
Effect of dilutive options	1,931	63

Average number of potential common shares	2,612,787	2,607,097

As of December 31, 2012 and 2011, options on 110,117 shares and 192,423 shares, respectively, were not included in computing diluted earnings per common shares because their effects were anti-dilutive.

Note 19.	Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $2,236,794 and $3,524,211 at December 31, 2012 and 2011, respectively. All such loans, in the opinion of the management, were made in the normal course of business on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2012	$3,524,211
New loans and extensions to existing loans	612,056
Repayments and other reductions	(1,899,473)

Balance, December 31, 2012	$2,236,794

Unfunded commitments to extend credit to directors and their related interests were $1,550,188 and $941,023 at December 31, 2012 and 2011, respectively.

The Company also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2012 and 2011 amounted to $666,510 and $555,491, respectively.

Note 20.	Other Expense

On January 25, 2012, the Bank discovered the possible misappropriation of cash in the approximate amount of $246,204. This loss was recorded in the year ended December 31, 2011. During 2012, the Bank received $217,230 from its insurance carrier. Expenses of $51,224 were also incurred for fraud investigation.

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

Level 1 -	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 -	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 -	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s available-for-sale securities are considered to be Level 2 securities.

The following table presents the balances of financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Government agencies	$9,463,815	$—	$9,463,815	$—
State and municipal obligations	25,249,528	—	$25,249,528	—
Certificates of deposits	1,987,177	—	$1,987,177	—

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Government agencies	$8,795,006	$—	$8,795,006	$—
State and municipal obligations	33,004,055	—	$33,004,055	—

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned: Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$3,308,074	$—	$	$3,308,074
Other real estate owned	$3,151,346	$—	$	$3,151,346

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Impaired Loans, net of valuation allowance	$4,310,746	$—		$—	$4,310,746
Other real estate owned	$2,279,935	$—	$		$2,279,935

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheets under the applicable captions.

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$4,757,889	$4,757,889	$		$
Interest-bearing deposits	35,166,448	35,166,448
Federal funds sold	48,009	48,009
Securities available-for-sale	36,700,520			36,700,520
Restricted securities	1,584,700					1,584,700
Loans, net	236,144,526					244,708,821
Accrued interest receivable	1,070,763			1,070,763

Financial Liabilities:
Non-interest-bearing liabilities	$50,467,907	$50,467,907
Savings and other interest-bearing deposits	117,954,879	117,954,879
Time deposits	106,751,785					109,449,974
Securities sold under repurchase agreements	6,459,839			6,459,839
FHLB advances	15,000,000			16,483,342
Accrued interest payable	156,812			156,812

		Fair Value Measurements at December 31, 2011 Using
Description	Balance as of December 31,2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$4,728,895	$4,728,895	$		$
Interest-bearing deposits	10,369,075	10,369,075
Federal funds sold	2,136,375	2,136,375
Securities available-for-sale	41,799,121			41,799,121
Restricted securities	1,991,200					1,991,200
Loans, net	233,501,821					233,935,079
Accrued interest receivable	1,161,191			1,161,191

Financial Liabilities:
Non-interest-bearing liabilities	$43,803,349	$43,803,349	$		$
Savings and other interest-bearing deposits	105,269,889	105,269,889
Time deposits	116,444,867					118,668,679
Securities sold under repurchase agreements	5,277,158			5,277,158
FHLB advances	15,000,000			16,651,084
Accrued interest payable	168,628			168,628

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

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans such as the borrower’s creditworthiness and compensating balances and dissimilar types of real estate held as collateral. The fair value of impaired loans is measured as described within the Impaired Loans section of this note.

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

At December 31, 2012 and 2011, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

Note 22.	Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets	2012	2011

Assets
Cash and due from banks	$9,053,069	$63,129
Investments in subsidiaries	31,324,616	27,917,081
Premises and equipment, net	1,168	1,760
Other assets	274,226	316,962

Total assets	$40,653,079	$28,298,932

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$249,645	$210,973
Other liabilities	3,818,463	168,216

Total liabilities	$4,068,108	$379,189

Total shareholders’ equity	36,584,971	27,919,743

Total liabilities and shareholders’ equity	$40,653,079	$28,298,932

Condensed Income Statements	2012	2011

Dividends from subsidiaries	$—	$—
Other income	730,940	480,076

Total non-interest income	730,940	480,076

Total non-interest expense	634,593	448,405

Income before income taxes and equity in undistributed earnings of subsidiaries	96,347	31,671
Income tax expense	22,145	3,083

Income before equity in undistributed earnings of subsidiaries	74,202	28,588

Equity in undistributed earnings of subsidiaries	623,560	321,554

Net income	$697,762	$350,142

Condensed Statements of Cash Flows	2012	2011

Cash Flows from Operating Activities:
Net income	$697,762	$350,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	698
Stock-based compensation	2,924	31,071
Equity in undistributed earnings of subsidiaries	(623,560)	(321,554)
Decrease in other assets	42,737	24,974
Net change in deferred directors’ compensation	38,672	(48,823)
Increase (decrease) in other liabilities	3,650,247	(22,606)

Net cash provided by operating activities	3,809,374	13,902

Cash Flows from Investing Activities:
Investment in subsidiaries	(3,515,000)	—

Net cash (used in) investing activities	(3,515,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	8,695,566	—

Net cash used in financing activities	8,695,566	—

Net increase in cash and due from banks	8,989,941	13,902
Cash and due from banks at January 1	63,129	49,227

Cash and due from banks at December 31	$9,053,069	$63,129

Note 23.	Subsequent Events

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

Based on the evaluation, the Company identified one nonrecognized subsequent event related to stock and option awards made on February 25, 2013. Common stock in the amount of 7,000 shares was awarded to the Bank’s president and chief executive officer, executive vice president and chief financial officer. Incentive stock options to purchase 67,500 shares of common stock and non-qualified options to purchase 22,000 shares of common stock, both with an exercise price equal to the market value of the stock on that day, were awarded to seven key bank officers and all directors of the Company and its subsidiaries.

No recognized subsequent events were identified that would have required adjustment to or disclosure in the financial statements.

Note 24.	Common Stock Offering

On December 31, 2012, the Company sold a total of 2,200,000 shares of its common stock at a purchase price of $4.25 per share to certain accredited investors in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company received net proceeds of $8,695,566, after expenses of $654,434. The Company intends to use these proceeds to increase its equity capital and for general corporate purposes, which may include, among other things, support for organic and opportunistic acquisition-based growth.

Note 25.	Accumulated Other Comprehensive Income

The balances in accumulated other comprehensive income (loss) are shown in the following table (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension and Other Post Retirement Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2010	$298	$(144)	$154
Net unrealized holding gains (losses) on securities, net of tax of $353	463	—	463
Change in benefit obligation and plan assets for pension and other postretirement benefits, net of tax of $88	—	(172)	(172)

Balance at December 31, 2011	$761	$(316)	$445
Net unrealized holding gains (losses) on securities, net of tax of $78	(481)	—	(481)
Change in benefit obligation and plan assets for pension and other postretirement benefits, net of tax of $177	—	(345)	(345)

Balance at December 31, 2012	$280	$(661)	$(381)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

March 28, 2013

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of December 31, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, a.k.a. COSO, of the Treadway Commission in Internal Control - Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2012. Included in this assessment was consideration of the defalcation loss which was charged against earnings for the year ended December 31, 2011. Based on the 2011 assessment, management concluded a material weakness existed in internal control over financial reporting as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on a thorough investigation, which included the engagement of forensic auditors, all recommendations to correct branch cash control procedures have been implemented. For example, management has re-educated employees regarding the Company’s whistle blower policy, vault combinations have been changed, locks have been rekeyed, reconciliations have been enhanced, and oversight procedures have been improved. The perpetrator of the defalcation is no longer employed by the Company and has been convicted and sentenced. The loss was covered under the Company’s insurance policy less a $25,000 deductible during 2012.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All required information is detailed in the Company’s 2013 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

The Company has adopted a Chief Executive Officer and Chief Financial Officer Code of Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer. A copy of the code is filed as Exhibit 14.0 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

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

The following table summarizes information, as of December 31, 2012, relating to the Company’s stock option plans, pursuant to which grants of options to acquire shares of common stock may be granted from time to time.

At December 31, 2012	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available fur Future Issuance Under Equity Compensation Plan
Equity compensation plans Approved by shareholders	120,617	(1)	$9.51	146,557
Equity compensation plans not approved by shareholders	—		$—	—

Total	120,617		$9.51	146,557

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s existing stock option plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

	No.	Description

	3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

	3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 8-K filed on September 7, 2012).

	10.1	1994 Incentive Stock Option Plan (Incorporated by reference to the previously filed Form S-4EF, Commission File number 333-22579, dated February 28, 1997).

	10.2	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

	10.3	2003 Incentive Stock Option Plan (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

	10.4	Employment Agreement dated October 6, 2011, among Bay Banks of Virginia, Inc., Bank of Lancaster and Randal R. Greene (Incorporated by reference to previously filed Form 8-K filed on October 10, 2011).

	10.5	Form of Securities Purchase Agreement, dated as of December 31, 2012, by and among Bay Banks of Virginia, Inc. and certain purchasers of common stock in the Private Placement (Incorporated by reference to previously filed Form 8-K filed on January 3, 2013).

	10.6	Form of Subscription Agreement between Bay Banks of Virginia, Inc. and certain purchasers of common stock in the Private Placement (Incorporated by reference to previously filed Form 8-K filed on January 3, 2013).

	11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 1 of the 2012 Consolidated Financial Statements included herein).

	14.0	Code of Ethics (filed herewith).

	21.0	Subsidiaries of the Company (filed herewith).

	23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

	31.1	Section 302 Certification (filed herewith).

	31.2	Section 302 Certification (filed herewith).

	32.0	Section 906 Certification (filed herewith).

	101	The following materials from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data File attached as Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2013.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 28th day of March, 2013.

/s/ Robert F. Hurliman
Robert F. Hurliman
Chairman, Board of Directors
Director

/s/ Randal R. Greene
Randal R. Greene
Vice Chairman, President and Chief Executive Officer Director
(Principal Executive Officer)

/s/ Robert C. Berry, Jr.
Robert C. Berry, Jr.
Director

/s/ Kenneth O. Bransford, Jr.
Kenneth O. Bransford, Jr.
Director

/s/ Elizabeth H. Crowther, Ed.D.
Elizabeth H. Crowther, Ed.D.
Director

/s/ Richard A. Farmar, III
Richard A. Farmar, III
Director

/s/ Julien G. Patterson
Julien G. Patterson
Director

/s/ Deborah M. Evans
Deborah M. Evans
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)