Form 10-Q
period 2013-03-31
BAY BANKS OF VIRGINIA INC
filed 2013-05-14
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

4,817,856 shares of common stock on May 10, 2013

FORM 10-Q

For the interim period ending March 31, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and due from banks	$7,082,360	$4,757,889
Interest-bearing deposits	28,832,996	35,166,448
Federal funds sold	868,694	48,009
Securities available for sale, at fair value	38,305,952	36,700,520
Restricted securities	1,517,900	1,584,700
Loans, net of allowance for loan losses of $3,034,407 and $3,093,623	231,841,528	236,144,526
Premises and equipment, net	11,537,226	11,611,688
Accrued interest receivable	1,014,667	1,070,763
Other real estate owned, net of valuation allowance	3,662,561	3,151,346
Goodwill	2,807,842	2,807,842
Other assets	1,660,461	1,753,945

Total assets	$329,132,187	$334,797,676

LIABILITIES
Noninterest-bearing deposits	$49,858,751	$50,467,907
Savings and interest-bearing demand deposits	113,764,670	117,954,879
Time deposits	104,072,053	106,751,785

Total deposits	$267,695,474	$275,174,571

Securities sold under repurchase agreements	8,237,300	6,459,839
Federal Home Loan Bank advances	15,000,000	15,000,000
Other liabilities	1,406,206	1,578,295

Total liabilities	$292,338,980	$298,212,705

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,817,856 and 4,810,856 shares, respectively)	$24,089,280	$24,054,280
Additional paid-in capital	2,753,724	2,670,021
Retained earnings	10,381,487	10,241,396
Accumulated other comprehensive (loss), net	(431,284)	(380,726)

Total shareholders’ equity	$36,793,207	$36,584,971

Total liabilities and shareholders’ equity	$329,132,187	$334,797,676

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Quarters Ended March 31,	2013	2012
	(unaudited)	(unaudited)

INTEREST INCOME
Loans, including fees	$3,154,348	$3,224,780
Securities:
Taxable	123,691	200,933
Tax-exempt	56,361	70,594
Federal funds sold	35	1,366
Interest-bearing deposit accounts	18,144	7,062

Total interest income	3,352,579	3,504,735

INTEREST EXPENSE
Deposits	630,538	749,154
Securities sold under repurchase agreements	3,903	2,921
FHLB advances	139,200	140,924

Total interest expense	773,641	892,999

Net interest income	2,578,938	2,611,736

Provision for loan losses	83,000	96,024

Net interest income after provision for loan losses	2,495,938	2,515,712

NON-INTEREST INCOME
Income from fiduciary activities	165,249	160,154
Service charges and fees on deposit accounts	274,546	166,863
VISA-related fees	179,598	159,469
Other service charges and fees	233,457	189,110
Secondary market lending fees	132,286	77,208
Gains on sale of securities available for sale	2,941	8,861
Net (losses) on other assets	—	(4,906)
Other income	11,774	28,324

Total non-interest income	999,851	785,083

NON-INTEREST EXPENSES
Salaries and employee benefits	1,730,320	1,562,169
Occupancy expense	499,105	504,331
Bank franchise tax	43,935	42,990
VISA expense	154,442	131,160
Telephone expense	49,263	41,324
FDIC assessments	103,469	103,851
Debit card expense	17,961	55,404
Foreclosure property expense	23,249	43,254
Other real estate losses	14,090	68,053
Consulting expense	16,469	66,079
Other expense	630,530	563,596

Total non-interest expenses	3,282,833	3,182,211

Net income before income taxes	212,956	118,584

Income tax expense	72,865	12,957

Net income	$140,091	$105,627

Basic Earnings Per Share
Average basic shares outstanding	4,813,812	2,610,856
Earnings per share, basic	$0.03	$0.04

Diluted Earnings Per Share
Average diluted shares outstanding	4,816,490	2,612,206
Earnings per share, diluted	$0.03	$0.04

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Three months ended March 31, 2013 (unaudited)

Net income		$140,091
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) arising during the period (net of tax benefit, $25,045)	(48,617)
Less reclassification adjustment for gains recognized in income (net of tax, $1,000)	(1,941)

Other comprehensive loss, net of tax		(50,558)

Comprehensive income		$89,533

Three months ended March 31, 2012 (unaudited)

Net income		$105,627
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) arising during the period (net of tax benefit, $36,885)	(71,603)
Less reclassification adjustment for gains recognized in income (net of tax, $3,013)	(5,848)

Other comprehensive loss, net of tax		(77,451)

Comprehensive income		$28,176

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Three months ended March 31, 2013 (unaudited)

Balance at beginning of period	4,810,856	$24,054,280	$2,670,021	$10,241,396	$(380,726)	$36,584,971
Net income	—	—	—	140,091	—	140,091
Other comprehensive loss	—	—	—	—	(50,558)	(50,558)
Stock-based compensation	7,000	35,000	83,703	—	—	118,703

Balance at end of period	4,817,856	$24,089,280	$2,753,724	$10,381,487	$(431,284)	$36,793,207

Three months ended March 31, 2012 (unaudited)

Balance at beginning of period	2,610,856	$13,054,280	$4,971,531	$9,543,634	$445,339	$28,014,784
Net income	—	—	—	105,627	—	105,627
Other comprehensive loss	—	—	—	—	(77,451)	(77,451)
Stock-based compensation	—	—	2,193	—	—	2,193

Balance at end of period	2,610,856	$13,054,280	$4,973,724	$9,649,261	$367,888	$28,045,153

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31,	2013	2012
Cash Flows From Operating Activities
Net income	$140,091	$105,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	187,305	194,031
Net amortization and accretion of securities	100,682	62,859
Provision for loan losses	83,000	96,024
Stock-based compensation	118,703	2,193
Deferred income tax (benefit)	(3,762)	—
(Gain) on securities available-for-sale	(2,941)	(8,861)
Increase in OREO valuation allowance	16,090	14,100
(Gain) loss on sale of other real estate	(2,000)	53,953
Loss on disposal of fixed assets	—	4,906
Decrease in accrued income and other assets	148,435	13,894
(Decrease) increase in other liabilities	(142,281)	94,742

Net cash provided by operating activities	$643,322	$633,468

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	$616,482	$1,364,846
Proceeds from sales and calls of available-for-sale securities	1,095,250	2,326,850
Purchases of available-for-sale securities	(3,491,508)	(1,935,039)
Sales of restricted securities	66,800	—
Decrease (increase) in interest bearing deposits in other banks	6,333,452	(6,285,892)
(Increase) in federal funds sold	(820,685)	(108,770)
Loan (originations) and principal collections, net	3,693,838	(5,585,242)
Proceeds from sale of other real estate	2,000	261,086
(Purchases) of premises and equipment	(112,843)	(63,640)

Net cash provided by (used in) investing activities	$7,382,785	$(10,025,801)

Cash Flows From Financing Activities
(Decrease) increase in demand, savings, and other interest-bearing deposits	$(4,799,365)	$9,401,757
Net (decrease) in time deposits	(2,679,732)	(809,691)
Net increase in securities sold under repurchase agreements	1,777,461	982,089

Net cash provided by (used in) financing activities	$(5,701,636)	$9,574,155

Net increase in cash and due from banks	2,324,471	181,822

Cash and due from banks at beginning of period	4,757,889	4,728,895

Cash and due from banks at end of period	$7,082,360	$4,910,717

Supplemental Schedule of Cash Flow Information
Interest paid	$777,759	$888,164

Income taxes paid	53,137	—

Unrealized gain (loss) on investment securities	(76,603)	(117,350)

Loans transferred to other real estate owned	526,160	309,857

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1:	General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”), 100% of Bay Trust Company, Inc. (the “Trust Company”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, the Trust Company, Steptoes Holdings and Bay Banks of Virginia, Inc.

The Company completed a private placement of 2,200,000 shares of its common stock for $4.25 per share at the end of the day on December 31, 2012, which materially increased the number of shares outstanding and the level of capital.

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

These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s 2012 Annual Report to Shareholders.

Note 2:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

Available-for-sale securities (unaudited) March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,579,421	$71,095	$(59,590)	$9,590,926
State and municipal obligations	26,395,112	399,547	(63,451)	26,731,208
Certificates of deposits	1,985,000	775	(1,957)	1,983,818

	$37,959,533	$471,417	$(124,998)	$38,305,952

Available-for-sale securities December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,411,627	$78,178	$(25,990)	$9,463,815
State and municipal obligations	24,880,871	412,759	(44,102)	25,249,528
Certificates of deposits	1,985,000	3,271	(1,094)	1,987,177

	$36,277,498	$494,208	$(71,186)	$36,700,520

Securities with a market value of $9.4 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of March 31, 2013. The market value of pledged securities at December 31, 2012 was $8.1 million.

Securities in an unrealized loss position at March 31, 2013 and December 31, 2012, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at March 31, 2013 included six certificates of deposit, thirteen municipals and five federal agencies. Bonds with unrealized loss positions at December 31, 2012 included three certificates of deposit, ten municipals and two federal agencies. The tables are shown below.

	Less than 12 months		12 months or more		Total
March 31, 2013 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$2,359,185	$59,590	$—	$—	$2,359,185	$59,590
States and municipal obligations	4,148,137	61,062	1,037,800	2,389	5,185,937	63,451
Certificates of deposits	1,486,043	1,957	—	—	1,486,043	1,957

Total temporarily impaired securities	$7,993,365	$122,609	$1,037,800	$2,389	$9,031,165	$124,998

	Less than 12 months		12 months or more		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,080,438	$25,990	$—	$—	$1,080,438	$25,990
States and municipal obligations	2,863,106	37,731	1,037,825	6,371	3,900,931	44,102
Certificates of deposits	742,906	1,094	—	—	742,906	1,094

Total temporarily impaired securities	$4,686,450	$64,815	$1,037,825	$6,371	$5,724,275	$71,186

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.1 million at March 31, 2013 and December 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or its member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2013 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

Note 3:	Loans

The following is a summary of the balances of loans:

	March 31, 2013	December 31, 2012
	(unaudited)
Mortgage loans on real estate:
Construction, Land and Land Development	$28,565,493	$29,024,294
Farmland	1,421,060	1,442,757
Commercial Mortgages (Non-Owner Occupied)	13,511,592	13,420,551
Commercial Mortgages (Owner Occupied)	34,088,111	33,634,384
Residential First Mortgages	106,587,625	107,555,694
Residential Revolving and Junior Mortgages	26,588,765	26,982,512
Commercial and Industrial loans	17,876,966	20,524,547
Consumer Loans	6,236,323	6,653,410

Total loans	$234,875,935	$239,238,149
Allowance for loan losses	(3,034,407)	(3,093,623)

Loans, net	$231,841,528	$236,144,526

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals March 31, 2013 (unaudited)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$47,483	$251,165	$108,861	$647,647	$1,055,156	$27,510,337	$28,565,493
Farmland	—	—	—	—	—	1,421,060	1,421,060
Commercial Mortgages (Non-Owner Occupied)	—		—	—	—	13,511,592	13,511,592
Commercial Mortgages (Owner Occupied)	—	167,066	—	803,210	970,276	33,117,835	34,088,111
Residential First Mortgages	402,205	756,367	161,638	2,040,208	3,360,418	103,227,207	106,587,625
Residential Revolving and Junior Mortgages	295,524	27,911	9,643	1,144,945	1,478,023	25,110,742	26,588,765
Commercial and Industrial	3,150	—	—	36,897	40,047	17,836,919	17,876,966
Consumer Loans	476	—	—	3,638	4,114	6,232,209	6,236,323

Total	$748,838	$1,202,509	$280,142	$4,676,545	$6,908,034	$227,967,901	$234,875,935

Loans Past Due and Nonaccruals December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$108,861	$122,005	$—	$655,397	$886,263	$28,138,031	$29,024,294
Farmland	—	—	—	—	—	1,442,757	1,442,757
Commercial Mortgages (Non-Owner Occupied)	—		—	318,418	318,418	13,102,133	13,420,551
Commercial Mortgages (Owner Occupied)	—	—	71,254	819,467	890,721	32,743,663	33,634,384
Residential First Mortgages	608,471	153,510	502	2,677,788	3,440,271	104,115,423	107,555,694
Residential Revolving and Junior Mortgages	8,303	9,778	—	1,257,915	1,275,996	25,706,516	26,982,512
Commercial and Industrial	10,003	90,883	50,075	—	150,961	20,373,586	20,524,547
Consumer Loans	12,193	—	3,688	1,479	17,360	6,636,050	6,653,410

Total	$747,831	$376,176	$125,519	$5,730,464	$6,979,990	$232,258,159	$239,238,149

Note 4:	Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

Allowance for Loan Losses by Portfolio Segment

For the three months ended March 31, 2013 (unaudited)

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$191,882	$2,000	$106,000	$545,084	$1,209,454	$517,253	$262,000	$252,210	$7,740	$3,093,623
(Charge-offs)	—	—	—	—	(167,554)	—	—	(28,375)		(195,929)
Recoveries	11,896	—	15,889	—	23,385	—	35	2,508		53,713

Provision	3.682	(1,000)	(36,889)	(86,225)	(6,900)	169,240	43,965	4,867	(7,740)	83,000

Ending Balance	$207,460	$1,000	$85,000	$458,859	$1,058,385	$686,493	$306,000	$231,210	$—	$3,034,407

Individually evaluated for impairment	$23,618	$—	$—	$115,859	$353,385	$321,493	$—	$74,210	$—	$888,565
Collectively evaluated for impairment	$183,842	$1,000	$85,000	$343,000	$705,000	$365,000	$306,000	$157,000	$—	$2,145,842

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$213,420	$—	$—	$1,282,324	$4,294,251	$1,224,588	$—	$73,130		$7,087,713
Collectively evaluated for impairment	28,352,073	1,421,060	13,511,592	32,805,787	102,293,374	25,364,177	17,876,966	6,163,193		227,788,222

Total Gross Loans	$28,565,493	$1,421,060	$13,511,592	$34,088,111	$106,587,625	$26,588,765	$17,876,966	$6,236,323		$234,875,935

Provision is negative for the Commercial Mortgages segments due mainly to a reduction in the total level of allowance required for these segments. Provision is negative for the Residential First Mortgages segment due mainly to a reduction in the level of individual impaired allowance required for this segment.

Allowance for Loan Losses by Portfolio Segment

For the Year Ended December 31, 2012

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541
(Charge-offs)	(200,278)	—	(283,569)	—	(787,108)	(527,857)	(388,026)	(188,724)	—	(2,375562)
Recoveries	—	—	285,326	—	4,059	—	18,369	78,205	—	385,959
Provision	201,660	2,000	16,243	(9,234)	830,952	325,989	350,007	177,729	(661)	1,894,685

Ending Balance	$191,882	$2,000	$106,000	$545,084	$1,209,454	$517,253	$262,000	$252,210	$7,740	$3,093,623

Individually evaluated for impairment	$25,882	$—	$—	$165,084	$467,454	$101,253	$—	$74,210	$—	$833,883
Collectively evaluated for impairment	$166,000	$2,000	$106,000	$380,000	$742,000	$416,000	$262,000	$178,000	$7,740	$2,259,740

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$275,650	$—	$—	$1,617,001	$4,278,290	$1,336,761	$—	$73,978		$7,581,680
Collectively evaluated for impairment	28,748,644	1,442,757	13,420,551	32,017,383	103,277,404	25,645,751	20,524,547	6,579,432		231,656,469

Total Gross Loans	$29,024,294	$1,442,757	$13,420,551	$33,634,384	$107,555,694	$26,982,512	$20,524,547	$6,653,410		$239,238,149

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

As of March 31, 2013 (unaudited) INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$21,242,528	$1,421,060	$7,126,309	$24,423,756	$13,919,104	$68,132,757
Watch	4,754,949	—	3,470,529	6,723,733	2,652,893	17,602,104
Special mention	1,337,558	—	2,574,371	336,282	1,068,734	5,316,945
Substandard	1,030,458	—	340,383	2,604,340	236,235	4,211,416

Doubtful	200,000	—	—	—	—	200,000

Total	$28,565,493	$1,421,060	$13,511,592	$34,088,111	$17,876,966	$95,463,222

As of December 31, 2012 INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$21,877,355	$1,442,757	$7,362,289	$23,974,131	$16,418,910	$71,075,442
Watch	4,746,266	—	2,824,575	6,680,142	2,866,739	17,117,722
Special mention	1,162,388	—	2,574,371	338,902	759,554	4,835,215
Substandard	1,038,285	—	659,316	2,641,209	479,344	4,818,154

Doubtful	200,000	—	—	—	—	200,000

Total	$29,024,294	$1,442,757	$13,420,551	$33,634,384	$20,524,547	$98,046,533

Loans not assigned internal risk rating grades are comprised of residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of March 31, 2013 (unaudited) PAYMENT ACTIVITY STATUS	Residential First Mortgages	Residential Revolving and Junior Mortgages	Consumer Loans	Total
Performing	$104,385,779	$25,434,177	$6,232,685	$136,052,641

Nonperforming	2,201,846	1,154,588	3,638	3,360,072

Total	$106,587,625	$26,588,765	$6,236,323	$139,412,713

As of December 31, 2012 PAYMENT ACTIVITY STATUS	Residential First Mortgages	Residential Revolving And Junior Mortgages	Consumer Loans	Total
Performing	$104,877,404	$25,724,597	$6,648,243	$137,250,244

Nonperforming	2,678,290	1,257,915	5,167	3,941,372

Total	$107,555,694	$26,982,512	$6,653,410	$141,191,616

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

IMPAIRED LOANS

As of March 31, 2013 (unaudited)

	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$13,420	$13,806	$—	$13,855	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,478,276	1,492,465	—	1,487,094	3,325	3,383
Residential Revolving and Junior Mortgages (1)	96,341	98,153	—	97,247	—	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	752,170	757,329	—	755,281	6,934	4,547
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	—	—	—	—	—	—

	$2,340,207	$2,361,753	$—	$2,353,477	$10,259	$7,930

With an allowance recorded:
Construction, land & land development	$200,000	$200,000	$23,618	$200,000	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,815,975	2,815,975	353,385	2,511,351	28,504	26,774
Residential Revolving and Junior Mortgages (1)	1,128,247	1,936,968	321,493	1,041,632	1,756	1,547
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	530,154	538,307	115,859	535,173	—	—
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	73,130	73,130	74,210	73,554	1,369	892

	$4,747,506	$5,564,380	$888,565	$4,361,710	$31,629	$29,213

Total Impaired Loans:
Construction, land & land development	$213,420	$213,806	$23,618	$213,855	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	4,294,251	4,308,440	353,385	3,998,445	31,829	30,157
Residential Revolving and Junior Mortgages (1)	1,224,588	2,035,121	321,493	1,138,879	1,756	1,547
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,282,324	1,295,636	115,859	1,290,454	6,934	4,547
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	73,130	73,130	74,210	73,554	1,369	892

	$7,087,713	$7,926,133	$888,565	$6,715,187	$41,888	$37,143

(1)	Junior mortgages include equity lines
(2)	includes credit cards

IMPAIRED LOANS

As of December 31, 2012

	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$213,768	$213,914	$—	$202,754	$162	$130
Farmland	—		—	—	—	—
Residential First Mortgages	1,495,910	1,495,910	—	1,372,196	44,756	59,727
Residential Junior Mortgages	971,654	1,785,259	—	1,380,596	3,750	2,488
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	758,391	758,391	—	429,600	30,518	34,754
Commercial & industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	$3,439,723	$4,253,474	$—	$3,385,145	$79,186	$97,099

With an allowance recorded:
Construction, land & land development	$61,882	$65,566	$25,882	$63,761	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,782,380	2,807,875	467,454	1,803,730	90,030	82,370
Residential Junior Mortgages	365,107	381,452	101,253	310,726	1,953	1,205
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	858,610	858,610	165,084	863,479	15,900	11,961
Commercial & industrial	—	—	—	—	—	—
Consumer	73,978	73,978	74,210	67,322	8,385	8,678

	$4,141,957	$4,187,481	$833,883	$3,109,017	$116,268	$104,214

Total Impaired Loans:
Construction, land & land development	$275,650	$279,480	$25,882	$266,515	$162	$130
Farmland	—	—	—	—	—	—
Residential First Mortgages	4,278,290	4,303,785	467,454	3,175,925	134,786	142,097
Residential Junior Mortgages	1,336,761	2,166,711	101,253	1,691,321	5,703	3,693
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,617,001	1,617,001	165,084	1,293,079	46,418	46,715
Commercial & industrial	—	—	—	—	—	—
Consumer	73,978	73,978	74,210	67,322	8,385	8,678

	$7,581,680	$8,440,955	$833,883	$6,494,162	$195,454	$201,313

(1)	Junior mortgages include equity lines
(2)	includes credit cards

At March 31, 2013 and December 31, 2012, nonaccruing loans excluded from impaired loan disclosure totaled $768,649 and $721,951, respectively. If interest on these nonaccruing loans had been accrued, such income would have approximated $10,828 during the three months ended March 31, 2013 and $16,139 during the year ended December 31, 2012.

The following table presents, by segments of loans, information related to loans modified as Troubled Debt Restructurings (“TDR’s”) during the three months ended March 31, 2013 and 2012.

	For the three months ended March 31, 2013 (unaudited)
	Number of	Pre-Modification Outstanding	Post-Modification Outstanding
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Recorded Investment	Recorded Investment
Residential First Mortgages	2	$314,889	$314,655

No loans were modified as TDR’s during the three months ended March 31, 2012. There were no loans modified as TDR’s within 12 months prior to a default that subsequently defaulted (i.e. 90 days or more past due following a modification) during the three months ended March 31, 2013.

Note 5:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

Three Months Ended (unaudited)	March 31, 2013		March 31, 2012
	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,813,812	$0.03	2,610,856	$0.04
Effect of dilutive securities:
Stock options	2,678		1,350

Diluted earnings per share	4,816,490	$0.03	2,612,206	$0.04

As of March 31, 2013 and 2012, options on 185,467 and 158,861 shares, respectively, were not included in computing diluted earnings per share, because their effects were anti-dilutive.

Note 6:	Stock-Based Compensation

The Company has four stock-based compensation plans. The 1994 Incentive Stock Option Plan expired and no additional options may be granted under this plan. The 2003 Incentive Stock Option Plan made 175,000 shares available for grant. Under this plan, the exercise price of each option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. Options granted are exercisable only after meeting certain performance targets during a specified time period. If the targets are not met, the options are forfeited. Since this plan expired on April 30, 2013, no additional options may be granted under the plan. The third plan is the 1998 Non-Employee Directors Stock Option Plan, which has expired and therefore no additional options may be granted. The fourth plan is the 2008 Non-Employee Directors Stock Option Plan. This plan had 7,903 shares available for grant at March 31, 2013. All information has been adjusted for stock dividends.

Stock-based compensation expense related to stock options during the three-month periods ended March 31, 2013 and March 31, 2012 was $93,018 and $2,193, respectively. There was no unrecognized compensation expense related to stock options as of March 31, 2013. No options were granted during the three months ended March 31, 2012. Compensation expense for stock options is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. The fair value of options granted under the 2003 Incentive Stock Option Plan and the 2008 Non-Employee Directors Stock Option Plan during the three months ended March 31, 2013 was $1.03 and $1.08, respectively. The variables used in these calculations include the historical dividend yield, expected life of the options, expected stock price volatility, and a risk-free interest rate, which is assumed to be the rate on 5-year U.S. Treasury bonds.

Stock option plan activity for the three months ended March 31, 2013, is summarized below:

(Unaudited)	Shares	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	120,617	$9.51	5.4

Granted	89,500	5.25
Forfeited	—	—
Exercised	—	—
Expired	—	—

Options outstanding, March 31	210,117	7.69	7.1	$11,688

Options exercisable, March 31	210,117	7.69	7.1	$11,688

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on changes in the market value of the Company’s common stock.

As of February 21, 2013, a total of 7,000 shares of the Company’s common stock was awarded to the Chief Executive Officer, the Executive Vice President and the Chief Financial Officer. These shares vested immediately and $36,750 in compensation expense recognized on that date.

Note 7:	Goodwill

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at March 31, 2013 and December 31, 2012, as reflected on the consolidated balance sheets, was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. The goodwill balance was tested for impairment as of September 30, 2012, and no impairment was determined to exist. The current year impairment testing will be completed during the 4th quarter.

Note 8:	Employee Benefit Plans

The Company has a non-contributory, defined benefit pension plan for all full-time employees over 21 years of age. Under this cash balance plan, until December 31, 2012, the account balance for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Company’s Board of Directors. Effective December 31, 2012, this plan was frozen. Annual pay credits have been discontinued, but each participant’s account balance will continue to grow based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses.

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post-Retirement Benefits
	2013	2012	2013	2012
Three months ended March 31,
Service cost	$—	$63,571	$5,738	$6,501
Interest cost	35,815	44,575	7,477	7,489
Expected return on plan assets	(53,665)	(80,466)	—	—
Amortization of unrecognized prior service cost	—	(13,491)	—	—
Amortization of unrecognized net loss	22,436	17,860	1,124	735
Amortization of transition obligation	—	—	728	728

Net periodic benefit cost	$4,586	$32,049	$15,066	$15,453

The Company expects to make no contribution to its pension plan and $23,945 to its post-retirement benefit plan in 2013. The Company has contributed $3,992 toward the post-retirement plan during the first three months of 2013.

Note 9:	Long Term Debt

On March 31, 2013, the Bank had FHLB debt consisting of two advances. The FHLB holds an option to terminate the $10 million advance on any quarterly payment date. The $10 million advance has an early conversion option which gives the FHLB the option to convert, in whole only, into a one-month LIBOR-based floating rate advance, effective on any quarterly payment date. If the FHLB elects to convert, the Bank may elect to terminate, in whole or in part, without a prepayment fee.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $57.1 million. Immediate available credit, as of March 31, 2013, was $40.1 million. With additional collateral, the total line of credit is worth $67.5 million, with $50.5 million available.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements at March 31, 2013 Using
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
U. S. Government agencies	$9,590,926	$—	$9,590,926	$—
State and municipal obligations	26,731,208	—	26,731,208	—
Certificates of deposit	1,983,818	—	1,983,818	—

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U. S. Government agencies	$9,463,815	$—	$9,463,815	$—
State and municipal obligations	25,249,528	—	25,249,528	—
Certificates of deposit	1,987,177	—	1,987,177	—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair Value Measurements at March 31, 2013 Using
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)

Impaired Loans, net of valuation allowance	$3,858,941	$—	$—	$3,858,941
Other real estate owned	3,662,561	—	—	3,662,561

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans, net of valuation allowance	$3,308,074	$—	$—	$3,308,074
Other real estate owned	3,151,346	—	—	3,151,346

The following table displays quantitative information about Level 3 Fair Value Measurements as of the date indicated.

	Balance as of March 31, 2013	Valuation	Unobservable	Range (Weighted
	(unaudited)	Technique	Input	Average)

Impaired Loans, net of valuation allowance	$3,858,941	Discounted appraised value	Selling Cost	10% - 20% (11%)
			Lack of Marketability	0% - 100% (32%)

Other real estate owned	3,662,561	Discounted appraised value	Selling Cost	4% - 13% (6%)
			Lack of Marketability	10% - 20% (15%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at March 31, 2013 Using
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Financial Assets:
Cash and due from banks	$7,082,360	$7,082,360	$—	$—
Interest-bearing deposits	28,832,996	28,832,996	—	—
Federal funds sold	868,694	868,694	—	—
Securities available-for-sale	38,305,952	—	38,305,952
Restricted securities	1,517,900	—	—	1,517,900
Loans, net	231,841,528	—	—	237,374,000
Accrued interest receivable	1,014,667	—	1,014,667	—

Financial Liabilities:
Non-interest-bearing liabilities	$49,858,751	$49,858,751	$—	$—
Savings and other interest-bearing deposits	113,764,670	113,764,670	—	—
Time deposits	104,072,053	—	—	107,144,000
Securities sold under repurchase agreements	8,237,300	—	8,237,300	—
FHLB advances	15,000,000	—	16,364,663	—
Accrued interest payable	152,694	—	152,694	—

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31,2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$4,757,889	$4,757,889	$—	$—
Interest-bearing deposits	35,166,448	35,166,448	—	—
Federal funds sold	48,009	48,009	—	—
Securities available-for-sale	36,700,520	—	36,700,520	—
Restricted securities	1,584,700	—	—	1,584,700
Loans, net	236,144,526	—	—	244,708,821
Accrued interest receivable	1,070,763	—	1,070,763	—

Financial Liabilities:
Non-interest-bearing liabilities	$50,467,907	$50,467,907	$—	$—
Savings and other interest-bearing deposits	117,954,879	117,954,879	—	—
Time deposits	106,751,785	—	—	109,449,974
Securities sold under repurchase agreements	6,459,839	—	6,459,839	—
FHLB advances	15,000,000	—	16,483,342	—
Accrued interest payable	156,812	—	156,812	—

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

At March 31, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

Note 11:	Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) balances, including amounts reclassified out of AOCI, are shown in the following table.

	Net Unrealized Gains (Losses) on Securities	Pension and Post- retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three months ended March 31, 2013 (unaudited)
Beginning balance	$279,195	$(659,921)	$(380,726)
Change in net unrealized holding gains on securities, before reclassifications, net of tax benefit of $25,045	(48,617)	—	(48,617)
Reclassification for previously unrealized net gains on securities recognized in net income, net of tax of $1,000	(1,941)	—	(1,941)

Balance at March 31, 2013	$228,637	$(659,921)	$(431,284)

Three months ended March 31, 2012 (unaudited)
Beginning balance	$760,730	$(315,391)	$445,339
Change in net unrealized holding gains on securities, before reclassifications, net of tax benefit of $36,885	(71,603)	—	(71,603)
Reclassification for previously unrealized net gains on securities recognized in net income, net of tax of $3,013	(5,848)	—	(5,848)

Balance at March 31, 2012	$683,279	$(315,391)	$367,888

Reclassifications of unrealized gains (losses) on AFS securities are reported in the income statement as “Gains on sale of securities available for sale” with the corresponding income tax effect being reflected as a component of income tax expense. During the three months ended March 31, 2013 and 2012, the Company reported net gains on sales of securities of $2,941 and $8,861, respectively; the tax effect of these transactions was $1,000 and $3,013, respectively, which was included as a component of income tax expense.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

The main reason our capital raise was so successful last fall is because of our plans for growth. So, we are pleased to report that our new residential loan production office is now open in Hartfield, Virginia. We anticipate this new office will make a positive contribution to earnings within its first year of operation. The quest for improved core earnings continues, but with a focus on growing into new markets. Net income for the first quarter of 2013 was 32.6% better than the first quarter of 2012. Non-interest income was 27.4% better for the same time frame comparison, a direct result of the earnings enhancements made throughout 2012. Fees on sales of mortgages to Fannie Mae in the first quarter of 2013 were 64.5% better than the first quarter of 2012. No sales of investment securities to provide gains have been necessary for two quarters.

During April, 2013, we refinanced the $10.0 million loan we hold with the Federal Home Loan Bank of Atlanta, (“FHLB”) with anticipated annual savings of $157 thousand. Also in April, we invested $5.0 million in bank owned life insurance which is expected to yield at least $190 thousand during the first twelve months to support existing employee benefit programs.

Regarding asset quality, we continue to actively manage problem assets, and believe the worst is behind us. Non-performing assets are down to $8.6 million as of March 31, 2013 compared to $9.0 million as of December 31, 2012. A typical consequence of reductions in non-performing loans is increased balances in other real estate owned (“OREO”), and this is true for us as OREO balances are up to $3.7 million as of March 31, 2013 compared to $3.2 million as of December 31, 2012. The good news is that non-accruing loan balances decreased more than OREO balances increased. These OREO properties continue to stress earnings due to repair and maintenance expenses, and although appraisals of these properties are kept current, potential buyers seem to expect that banks will accept offers at significant discounts to market value. The challenge is to balance the potential damage to earnings created by the loss on a sale of an OREO property against the reduced level of non-performing assets.

Annualized net loan charge-offs against the allowance for loan losses (“ALL”) are down to 0.24% of total loans for the first quarter of 2013 compared to 0.83% in 2012. This has resulted in corresponding reductions in provision for loan losses expense. The majority of these charged off loans were included in the ALL as specific reserves on impaired loans.

Interest margins declined during the first quarter of 2013. It has become increasingly difficult to reduce interest expense (and cost of funds) by the same or more than the reductions in interest income (and yields on loans and investments). As this historic low-rate climate continues, loan yields continue to decline, contributing to reduced interest income, which is also negatively impacted, but to a lesser degree, by non-accruing loans. In order to drive increases in interest income, a bank’s main source of revenue, we are concentrating on loan growth via cautious expansion into new markets. The refinance of the FHLB loan noted above will also make a difference on the cost of funds side. Noticeable time deposit maturities later in 2013 will also help our cost of funds as those renew at lower rates.

Finally, our core capital levels and regulatory ratios continue to increase beyond the levels considered “well capitalized” by our regulators, due in no small part to last fall’s successful capital raise. The Company took no Troubled Asset Relief Program (“TARP”) nor Small Business Lending Fund (“SBLF”) investments from the U.S. Treasury. We will continue to closely monitor the developments related to the Consumer Financial Protection Bureau’s proposed rules for Basel III capital requirements, which is one of many new regulations yet to come from the Dodd-Frank Act.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, historical loss factors are one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact those transactions could change.

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

The summation of these three elements results in the total estimated ALL. Management may also include an unallocated component to cover uncertainties in the level of probable losses. This estimate is inherently subjective and actual losses could be greater or less than the estimates. For a more detailed description of the ALL, see Note 1 to the Consolidated Financial Statements in Item 8 of the previously filed Form 10-K for the year ended December 31, 2012.

EARNINGS SUMMATION

For the three months ended March 31, 2013, net income was $140 thousand, an increase of 32.6% compared to the $106 thousand for the similar period in 2012. Diluted earnings per average share for the three months ended March 31, 2013 decreased to $0.03, from $0.04 for the same period in 2012; return on average assets was 0.17% for the three months ended March 31, 2013 and 0.13% for the same period in 2012; and return on average equity was 0.38% for both periods, even after last fall’s successful capital raise.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income. Although interest income is down by $152 thousand in the first three months of 2013 compared to the same period in 2012 and interest expense is down by $119 thousand, the level of net interest income declined by only $33 thousand, or 1.3%. The decrease in interest income was driven mainly by lower yields and lower balances on investments. The decrease in interest expense was due mainly to lower rates and lower balances in time deposit accounts.

Net Interest Income Analysis (unaudited)

(Fully taxable equivalent basis)	Average Balances, Income and Expense, Yields and Rates
(Dollars in Thousands)	Three months ended 3/31/2013			Three months ended 3/31/2012
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$26,734	$124	1.86%	$30,056	$201	2.68%
Tax-exempt investments (1)	11,775	85	2.88%	11,821	108	3.64%

Total investments	38,509	209	2.17%	41,877	309	2.95%

Gross loans (2)	235,022	3,154	5.38%	239,316	3,224	5.38%
Interest-bearing deposits	32,658	18	0.23%	12,126	7	0.23%
Federal funds sold	204	—	0.07%	2,424	1	0.23%

Total Interest Earning Assets	$306,393	$3,381	4.41%	$295,743	$3,541	4.79%

INTEREST-BEARING LIABILITIES:
Savings deposits	$46,031	$30	0.26%	$47,736	$62	0.52%
NOW deposits	40,997	23	0.23%	38,263	20	0.21%
Time deposits => $100,000	47,239	260	2.23%	51,848	332	2.57%
Time deposits < $100,000	58,149	277	1.93%	64,208	298	1.86%
Money market deposit accounts	27,879	41	0.60%	22,744	37	0.65%

Total Deposits	$220,295	$631	1.16%	$224,799	$749	1.34%

Securities sold under repurchase agreements	$6,908	$4	0.23%	$5,143	$3	0.23%
FHLB advances	15,000	139	3.76%	15,000	141	3.77%

Total Interest-Bearing Liabilities	$242,203	$774	1.30%	$244,942	$893	1.46%

Effect of non-interest bearing deposits	$49,129		-0.23%	$44,290		-0.23%
Cost of funds			1.06%			1.23%

Net interest income and net interest margin		$2,607	3.40%		$2,648	3.58%

Net interest rate spread			3.35%			3.55%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes Visa program and nonaccrual loans.

The annualized net interest margin was 3.40% for the three months ended March 31, 2013, down from 3.58% for the same period in 2012. The main reason for the decrease is lower yields on investments. However, reductions in deposit costs and related interest expense have helped to mitigate the reduced interest income. Also, the mix of deposits continue to improve as lower cost balances in checking and money market accounts have increased while higher cost time deposit balances have declined. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

Average interest-earning assets increased 3.6% to $306.4 million for the three months ended March 31, 2013, as compared to $295.7 million for the three months ended March 31, 2012, a result of higher interest-bearing deposit balances. Average interest-earning assets as a percent of total average assets was 92.5% for the three months ended March 31, 2013 as compared to 93.2% for the same period of 2012. As shown in the table above, for the three months ended March 31, 2013, the loan portfolio, with $235.0 million in average balances, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 1.1% to $242.2 million for the three months ended March 31, 2013, as compared to $244.9 million for the three months ended March 31, 2012. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $105.4 million for the three months ended March 31, 2013, down from $116.1 million for the similar period in 2012.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of interest-bearing liabilities, decreased to 3.35% for the three months ended March 31, 2013 compared to 3.55% for the same period in 2012.

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

At March 31, 2013, cash totaled $7.1 million, federal funds sold totaled $869 thousand, interest-bearing deposits totaled $28.8 million, and securities and loans maturing in one year or less totaled $21.8 million. This results in a liquidity ratio as of March 31, 2013 of 17.8% as compared to 18.6% as of December 31, 2012. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan. Given current economic uncertainty, management is maintaining a historically high level of liquidity.

In addition, as noted earlier, the Company has a line of credit with the FHLB of $67.5 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

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

Off Balance Sheet Arrangements

	March 31, 2013	December 31, 2012
	(unaudited)
(Dollars in Thousands)
Total Loan Commitments Outstanding	$30,544	$30,459
Standby-by Letters of Credit	305	359

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon takedown of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised mainly of outstanding common stock and retained earnings. Capital can be increased with securities offerings or through earnings. On December 31, 2012, the Company sold a total of 2,200,000 shares of its common stock at a purchase price of $4.25 per share to certain accredited investors in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company received gross proceeds of $9.35 million from such private placement. The Company has a formal capital policy and plan and management believes that the capital level at March 31, 2013, which was enhanced by this successful private placement, supports plans for growth.

From December 31, 2012 to March 31, 2013, total shareholders’ equity increased by $208 thousand to $36.8 million. Several factors impact shareholder’s equity, including net income, and regulatory capital requirements.

The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor effecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income (loss) was $37.2 million on March 31, 2013 compared to $37.0 million on December 31, 2012. Accumulated other comprehensive loss increased $51 thousand between December 31, 2012 and March 31, 2013, a result of reductions in unrealized gains in the investment portfolio.

Book value per share, basic, increased to $7.64 from $7.60 on March 31, 2013 as compared to December 31, 2012. Book value per share, basic, before accumulated other comprehensive income on March 31, 2013, compared to December 31, 2012, increased to $7.73 from $7.68. No cash dividends were paid for the three-month period ended March 31, 2013, nor for the comparable period ended March 31, 2012. Of the 10,000,000 common shares authorized, 4,817,856 were outstanding on March 31, 2013, up 7,000 shares from 4,810,856 on December 31, 2012, a result of stock awarded to the Company’s Chief Executive Officer, Executive Vice President and Chief Financial Officer.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of March 31, 2013, the Bank maintained Tier 1 capital of $29.0 million, net risk weighted assets of $218.1 million, and Tier 2 capital of $2.7 million. On March 31, 2013, the Tier 1 capital to risk weighted assets ratio was 13.31%, the total capital ratio was 14.56%, and the Tier 1 leverage ratio was 8.86%.

FINANCIAL CONDITION

Total assets decreased by 1.7% to $329.1 million during the three months ended March 31, 2013 from $334.8 million at December 31, 2012. Cash and due from banks, which produces no income, increased to $7.1 million on March 31, 2013 from $4.7 million at year-end 2012, a result of holding higher balances with the Bank’s correspondent bank to reap earnings credits towards account fees.

During the three months ended March 31, 2013, gross loans decreased by $4.4 million or 1.8%, to $234.9 million from $239.2 million at year-end 2012. The largest component of this decrease was a $2.6 million decline in Commercial and industrial loan balances, driven by one large loan maturity.

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

As of March 31, 2013, loans valued at $7.1 million were considered impaired, whereas $7.6 million were considered impaired as of December 31, 2012. Between December 31, 2012 and March 31, 2013, two impaired loan relationships were identified and two were dispensed through foreclosures and charge-offs. Management has reviewed these impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

Risk rating grades are assigned conservatively, causing some homogenous loans, like residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

Non-Performing Assets

(Dollars in Thousands)	March 31, 2013		December 31, 2012
	(unaudited)
(percentages are as a percent of total loans)	$	%	$	%
Loans past due 90 days or more and still accruing	$280	0.1%	$126	0.1%
Non-accruing loans	4,677	2.0%	5,730	2.4%

Total non-performing loans	$4,957	2.1%	$5,856	2.4%

Allowance for loan losses	$3,034	1.29%	$3,094	1.29%
Allowance to non-performing loans	61.2%		52.8%
(percentages are as a percent of total loans plus OREO)
Other real estate owned	3,663	1.5%	3,151	1.3%

Total non-performing assets	$8,620	3.7%	$9,007	3.7%

Non-performing loans, which include loans past due 90 days or more and still accruing, plus non-accruing loans, as a percentage of total loans, decreased to 2.1% as of March 31, 2013 compared to 2.4% as of December 31, 2012. Non-accruing loans totaled $4.7 million as of March 31, 2013, down from $5.7 million at year-end 2012. Non-performing assets, which include OREO in addition to non-performing loans, remained at 3.7% at March 31, 2013 as compared to December 31, 2012. Management believes that the allowance to non-performing loans ratio of 61.2% is sufficient.

Loans charged off during the first three months of 2013, net of recoveries, totaled $142 thousand compared to $816 thousand for the fourth quarter of 2012. This represents a decline in the annualized net charge-off ratio to 0.24% for the first three months of 2013 compared to 1.36% on a linked quarter basis, reflecting an improvement in asset quality. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management is maintaining an adequate level of the ALL at 1.29% of total loans for both March 31, 2013 and December 31, 2012.

The Bank had $3.7 million of OREO at March 31, 2013 and $3.2 million at December 31, 2012. OREO consists of ten residences, thirteen lots, two former convenience stores, a seafood house, one piece of farmland, one former nursery property and two commercial business properties. In 2013, two properties with a total book value of $526 thousand from two borrowers were added through foreclosures. Write-downs of book value on OREO properties totaled $16 thousand during the first three months of 2013, compared to $14 thousand for the same period in 2012. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of March 31, 2013, securities available-for-sale at fair value totaled $38.3 million as compared to $36.7 million on December 31, 2012. This represents a net increase of $1.6 million or 4.4% for the three months. As of March 31, 2013, these securities represented 11.6% of total assets and 12.6% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. These gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. Management does not consider any of the securities with unrealized losses to be other than temporarily impaired.

The Company has goodwill recorded on the consolidated financial statements relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at March 31, 2013, as reflected on the consolidated balance sheets, was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Therefore, amortization was discontinued effective January 1, 2002. Subsequently, this goodwill has been tested annually for impairment. The test performed as of September 30, 2012 found no impairment.

As of March 31, 2013, total deposits were $267.7 million compared to $275.2 million at year-end 2012. This represents a decrease in balances of 7.5 million or 2.7% during the three months. Approximately $3.0 million of the decline is attributable to normal daily fluctuation of demand deposit balances.

RESULTS OF OPERATIONS

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2013 was up by $215 thousand, or 27.4%, compared to the three months ended March 31, 2012. The main driver of this increase is service charges and fees on deposit accounts, which were up by $108 thousand, which in turn was driven by the Bank’s new Overdraft Privilege Program. Overdraft fees have increased to $215 thousand for the first three months of 2013 compared to $123 thousand for the similar period in 2012. Fees from sales of mortgages into the secondary market increased by $55 thousand, which was driven nearly exclusively by increased loan sales to Fannie Mae. Income from Investment Advantage increased by $34 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, increases in investment activity will cause increases in the Company’s income. VISA® related fees increased by $20 thousand to $180 thousand in the first three months of 2013 compared to the similar period in 2012.

Income from fiduciary activities was up by $5 thousand to $165 thousand for the first three months of 2013 compared to the similar period in 2012. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

NON-INTEREST EXPENSE

For the three months ended March 31, 2013, non-interest expenses totaled $3.3 million, an increase of $101 thousand, or 3.2%, compared to $3.2 million for the same period in 2012. The largest component of non-interest expense is salaries and benefits, which increased by $168 thousand as we position the Company for growth and invest in new technologies. Savings from last year’s reduction in force have been redeployed into positions which will generate new revenue.

Occupancy expense decreased by $5 thousand for the first three months of 2013 compared to the similar period in 2012, a result of decreased building maintenance expense. Losses on OREO were reclassified into non-interest expense from non-interest income, and have improved by $54 thousand. Expenses related to the maintenance of OREO properties has also improved, by $20 thousand. Telephone expenses, which include the cost of the Company’s Customer Care Center and data network communications, increased to $49 thousand for the current period compared to $41 thousand for the same period in 2012. Finally, consulting expense is down by $50 thousand.

Expenses related to the VISA® program increased to $154 thousand in the first three months of 2013 as compared to $131 thousand for the same period in 2012. When also considering the interest and non-interest income generated by the VISA® program prior to taxes, it provided a net positive contribution to the Company of $57 thousand in the first three months of 2013, down from $61 thousand for the same period in 2012.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards (“FASB”) issued Accounting Standards Update “(ASU”) 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of March 31, 2013.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data File attached as Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 14, 2013	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)