Form 10-Q
period 2013-06-30
BAY BANKS OF VIRGINIA INC
filed 2013-08-14
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  yes    ☐  no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  yes    ☐no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    ☒  no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,817,856 shares of common stock on August 7, 2013

FORM 10-Q

For the interim period ending June 30, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012 (1)
	(Unaudited)
ASSETS
Cash and due from banks	$7,067,371	$4,757,889
Interest-bearing deposits	28,499,652	35,166,448
Federal funds sold	303,900	48,009
Securities available for sale, at fair value	40,050,413	36,700,520
Restricted securities	1,623,350	1,584,700
Loans receivable, net of allowance for loan losses of $2,983,147 and $3,093,623	231,867,546	236,144,526
Premises and equipment, net	11,489,577	11,611,688
Accrued interest receivable	1,103,621	1,070,763
Other real estate owned, net	3,351,454	3,151,346
Bank owned life insurance	5,034,994	—
Goodwill	2,807,842	2,807,842
Other assets	2,116,204	1,753,945

Total assets	$335,315,924	$334,797,676

LIABILITIES
Noninterest-bearing deposits	$54,800,212	$50,467,907
Savings and interest-bearing demand deposits	114,311,014	117,954,879
Time deposits	102,063,440	106,751,785

Total deposits	271,174,666	275,174,571

Securities sold under repurchase agreements	11,355,400	6,459,839
Federal Home Loan Bank advances	15,000,000	15,000,000
Other liabilities	1,674,770	1,578,295

Total liabilities	299,204,836	298,212,705

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized -10,000,000 shares; outstanding - 4,817,856 and 4,810,856 shares, respectively)	24,089,280	24,054,280
Additional paid-in capital	2,757,450	2,670,021
Retained earnings	10,613,508	10,241,396
Accumulated other comprehensive loss, net	(1,349,150)	(380,726)

Total shareholders’ equity	36,111,088	36,584,971

Total liabilities and shareholders’ equity	$335,315,924	$334,797,676

(1)	Derived from the audited consolidated financial statements.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
INTEREST INCOME
Loans, including fees	$3,134,683	$3,264,259	$6,289,031	$6,489,039
Securities:
Taxable	117,971	180,011	241,662	380,944
Tax-exempt	68,619	62,031	124,980	132,625
Federal funds sold	301	1,244	336	2,610
Interest-bearing deposit accounts	17,373	8,561	35,517	15,623

Total interest income	3,338,947	3,516,106	6,691,526	7,020,841

INTEREST EXPENSE
Deposits	600,750	716,967	1,231,288	1,466,121
Federal funds purchased	390	—	390	—
Securities sold under repurchase agreements	6,111	5,146	10,014	8,067
FHLB advances	105,949	140,923	245,149	281,847

Total interest expense	713,200	863,036	1,486,841	1,756,035

Net interest income	2,625,747	2,653,070	5,204,685	5,264,806

Provision for loan losses	179,000	546,661	262,000	642,685

Net interest income after provision for loan losses	2,446,747	2,106,409	4,942,685	4,622,121

NON-INTEREST INCOME
Income from fiduciary activities	161,865	157,688	327,114	317,842
Service charges and fees on deposit accounts	266,580	192,826	541,126	359,689
VISA-related fees	226,118	212,654	405,716	372,123
Other service charges and fees	241,764	255,685	475,221	444,795
Secondary market lending fees	168,446	121,687	300,732	198,895
Bank owned life insurance income	34,994	—	34,994	—
Net gains on sale of securities available for sale	267,773	493,955	270,714	502,816
Loss on securities with other-than-temporary impairment	(168,000)	—	(168,000)	—
Portion of loss recognized in other comprehensive income	48,000	—	48,000	—

Net impairment recognized in income	(120,000)	—	(120,000)	—
Net losses on other assets	—	—	—	(4,906)
Other income	14,543	30,076	26,317	58,400

Total non-interest income	1,262,083	1,464,571	2,261,934	2,249,654

NON-INTEREST EXPENSES
Salaries and employee benefits	1,607,429	1,384,469	3,337,749	2,946,638
Occupancy expense	486,643	546,034	985,748	1,050,365
Bank franchise tax	43,935	42,990	87,870	85,980
VISA expense	191,035	176,944	345,477	308,104
Telephone expense	52,706	33,737	101,969	75,061
FDIC assessments	101,480	103,851	204,949	207,702
Debit card expense	19,220	60,445	37,181	115,849
Foreclosure property expense	38,243	62,532	61,492	105,786
Other real estate losses	239,809	255,796	253,899	323,849
Consulting expense	12,046	55,026	28,515	121,105
Other expense	625,670	740,276	1,256,200	1,303,872

Total non-interest expenses	3,418,216	3,462,100	6,701,049	6,644,311

Net income before income taxes	290,614	108,880	503,570	227,464

Income tax expense	58,593	11,830	131,458	24,787

Net income	$232,021	$97,050	$372,112	$202,677

Basic Earnings Per Share
Average basic shares outstanding	4,817,856	2,610,856	4,815,845	2,610,856
Earnings per share, basic	$0.05	$0.04	$0.08	$0.08

Diluted Earnings Per Share
Average diluted shares outstanding	4,820,014	2,613,877	4,818,258	2,612,816
Earnings per share, diluted	$0.05	$0.04	$0.08	$0.08

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC..

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income	$232,021	$97,050	$372,112	$202,677

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains and arising during the period	(1,242,933)	324,405	(1,316,595)	215,917
Deferred tax benefit (expense)	422,597	(110,298)	447,642	(73,412)
Reclassification of net securities (gains) and impairments recognized in net income	(147,773)	(493,955)	(150,714)	(502,816)
Deferred tax benefit	50,243	167,945	51,243	170,957

Unrealized (losses) gains adjustment, net of tax	(917,866)	(111,903)	(968,424)	(189,354)

Defined benefit pension plan:
Net periodic pension cost	22,437	17,860	44,873	35,720
Net pension gain (loss)	(22,437)	(17,860)	(44,873)	(35,720)
Deferred tax benefit	—	—	—	—

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Post retirement benefit plan:
Net periodic cost	1,124	736	2,248	1,471
Net gain (loss)	(1,124)	(736)	(2,248)	(1,471)
Deferred tax benefit	—	—	—	—

Post retirement benefit plan adjustment, net of tax	—	—	—	—

Total other comprehensive loss	(917,866)	(111,903)	(968,424)	(189,354)

Comprehensive (loss) income	$(685,845)	$(14,853)	$(596,312)	$13,323

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
SIX MONTHS ENDED JUNE 30, 2013
(unaudited)

Balance at beginning of period	4,810,856	$24,054,280	$2,670,021	$10,241,396	$(380,726)	$36,584,971
Net income	—	—	—	372,112	—	372,112
Other comprehensive loss	—	—	—	—	(968,424)	(968,424)
Stock-based compensation	7,000	35,000	87,429	—	—	122,429

Balance at end of period	4,817,856	$24,089,280	$2,757,450	$10,613,508	$(1,349,150)	$36,111,088

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2013	2012

Cash Flows From Operating Activities
Net income	$372,112	$202,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	379,703	400,322
Net amortization and accretion of securities	197,264	126,999
Provision for loan losses	262,000	642,685
Stock-based compensation	122,429	2,925
Deferred income tax benefit	(7,259)	—
Gain on securities available-for-sale	(270,714)	(502,816)
Other than temporary impairment on securities available-for-sale	120,000	—
Provision for real estate losses	16,090	111,094
Loss on sale of other real estate	237,809	212,755
Loss on disposal of fixed assets	—	4,906
(Increase) decrease in accrued income and other assets	(397,911)	323,309
Increase in other liabilities	555,594	78,210

Net cash provided by operating activities	1,587,117	1,603,066

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	1,971,070	1,610,448
Proceeds from sales and calls of available-for-sale securities	8,259,602	9,849,763
Purchase of bank owned life insurance	(5,000,000)	—
Purchases of available-for-sale securities	(15,094,424)	(3,861,484)
(Purchases) sales of restricted securities	(38,650)	315,900
Decrease (increase) in overnight funds in other banks	6,666,796	(2,801,877)
(Increase) decrease in federal funds sold	(255,891)	1,906,080
Loan (originations) and principal collections, net	2,688,587	(6,695,008)
Proceeds from sale of other real estate	887,210	674,550
Purchases of premises and equipment	(257,591)	(59,947)

Net cash (used) provided by investing activities	(173,291)	938,425

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	688,440	4,973,377
Net (decrease) in time deposits	(4,688,345)	(2,075,541)
Net increase in securities sold under repurchase agreements	4,895,561	3,795,242

Net cash provided by financing activities	895,656	6,693,078

Net increase in cash and due from banks	2,309,482	9,234,569

Cash and due from banks at beginning of period	4,757,889	4,728,895

Cash and due from banks at end of period	$7,067,371	$13,963,464

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,466,446	$1,765,190

Income taxes	211,943	—

Non-cash investing and financing:
Unrealized loss on investment securities	$(1,467,309)	$(286,900)

Loans transferred to other real estate owned	1,326,393	1,403,983

Changes in deferred taxes resulting from OCI transactions	498,885	97,545

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1:	General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”), 100% of Bay Trust Company, Inc. (the “Trust Company”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, the Trust Company, Steptoes Holdings and Bay Banks of Virginia, Inc.

The Company completed a private stock placement of 2,200,000 shares of its common stock for $4.25 per share at the end of the day on December 31, 2012, which materially increased the number of shares outstanding and the level of capital.

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

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share or shareholders’ equity as previously reported.

Note 2:	Significant Accounting Policies

Other significant accounting policies are described in Note 1 of the Financial Statements contained within the Company’s 2012 annual report filed on Form 10-K.

The Loan and Allowance for loan losses policy is included here and intended to be read in conjunction with Notes 5 and 6.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans. The ability of the Company’s debtors to honor their contracts is dependent upon the general economic conditions in the Company’s market area.

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

Allowance for loan losses

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

Construction and development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor may face financial pressure unrelated to the project. Loans secured by land, farmland and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Junior mortgages include equity lines. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate which may depreciate over time. Consumer loans, which include credit cards and automobile loans, carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by divorce, unemployment, personal illness or bankruptcy of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral.

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

Note 3:	Amendments to the Accounting Standards Codification

In December 2011, the Financial Accounting Standards (“FASB”) issued Accounting Standards Update “(ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 4:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

Available-for-sale securities June 30, 2013 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,690,312	$15,727	$(43,701)	$9,662,338
State and municipal obligations	28,339,387	113,600	(1,086,313)	27,366,674
Certificates of deposits	1,985,000	7,440	(3,039)	1,989,401
Auction rate securities	1,080,000	—	(48,000)	1,032,000

	$41,094,699	$136,767	$(1,181,053)	$40,050,413

Available-for-sale securities December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,411,627	$78,178	$(25,990)	$9,463,815
State and municipal obligations	23,480,871	412,759	(44,102)	23,849,528
Certificates of deposits	1,985,000	3,271	(1,094)	1,987,177
Auction rate securities	1,400,000	—	—	1,400,000

	$36,277,498	$494,208	$(71,186)	$36,700,520

Gross realized gains and gross realized losses on sales of securities were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Gross realized gains	$267,773	$493,955	$272,295	$504,644
Gross realized losses	—	—	(1,581)	(1,828)

Net realized gains (losses)	$267,773	$493,955	$270,714	$502,816

Average yields on securities were 2.27% and 2.83% for the three months ended June 30, 2013 and 2012, respectively; and 2.22% and 2.90% for the six months ended June 30, 2013 and 2012, respectively.

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at June 30, 2013 are show below:

	Amortized Cost	Fair Value
Due one year or less	$4,007,574	$4,013,758
Due after one year through five years	18,430,486	18,415,158
Due after five years through ten years	13,291,387	12,629,823
Due after ten years	5,365,252	4,991,674

	$41,094,699	$40,050,413

Securities with a market value of $12.3 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of June 30, 2013. The market value of pledged securities at December 31, 2012 was $8.1 million.

Securities in an unrealized loss position at June 30, 2013 and December 31, 2012, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better and all losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, we do expect to recover the entire amortized cost basis. Bonds with unrealized loss positions at June 30, 2013 included two certificates of deposit, 39 municipals and 12 federal agencies. Bonds with unrealized loss positions at December 31, 2012 included three certificates of deposit, 10 municipals and two federal agencies. The tables are shown below.

	Less than 12 months		12 months or more		Total
June 30, 2013 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$5,367,622	$43,701	$—	$—	$5,367,622	$43,701
States and municipal obligations	13,379,481	1,077,115	1,026,974	9,198	14,406,455	1,086,313
Certificates of deposits	492,961	3,039	—	—	492,961	3,039
Auction rate securities	1,032,000	48,000	—	—	1,032,000	48,000

Total temporarily impaired securities	$20,272,064	$1,171,855	$1,026,974	$9,198	$21,299,038	$1,181,053

	Less than 12 months		12 months or more		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,080,438	$25,990	$—	$—	$1,080,438	$25,990
States and municipal obligations	2,863,106	37,731	1,037,825	6,371	3,900,931	44,102
Certificates of deposits	742,906	1,094	—	—	742,906	1,094
Auction rate securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,686,450	$64,815	$1,037,825	$6,371	$5,724,275	$71,186

The following table summarized cumulative credit related other-than-temporary impairment losses recognized on one debt security held by the Company:

For the three and six months ended June 30, 2013
Balance, beginning of the period	$—
Impairment losses recognized during the period	120,000
Realized losses from sales	—

Balance, end of period	$120,000

The Company holds $1.2 million face amount South Carolina Student Loan Corporation auction rate securities. During the second quarter of 2013, the South Carolina Student Loan Corporation made a tender and exchange offer with regards to these auction rate securities with the provision that 50% of the security holders were required for the tender offer to be consummated. The tender offer was not accepted by the required 50% of security holders. As a result of the tender and exchange offer, the Company determined that the value of the auction rate securities were other-than-temporarily-impaired. The market value of the securities was estimated based on Level 3 inputs (refer to Note 11). The Company recognized an other-than-temporary impairment charge of $120 thousand in income, plus a $48 thousand unrealized loss component with $31,680 in accumulated other comprehensive income related to this security in the second quarter of 2013.

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.1 million at June 30, 2013 and $1.1 million at December 31, 2012. The investment in FHLB stock is a required investment related to the Company’s membership with FHLB. This investment is carried at cost since there is no ready market and historically redemption has been made at par. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2013 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available for sale securities portfolio.

Note 5:	Loans

The following is a summary of the balances of loans:

	June 30, 2013	December 31, 2012
	(unaudited)
Mortgage loans on real estate:
Construction, Land and Land Development	$27,485,747	$29,024,294
Farmland	1,348,947	1,442,757
Commercial Mortgages (Non-Owner Occupied)	13,536,438	13,420,551
Commercial Mortgages (Owner Occupied)	34,168,786	33,634,384
Residential First Mortgages	107,447,034	107,555,694
Residential Revolving and Junior Mortgages	27,229,262	26,982,512
Commercial and Industrial loans	17,072,727	20,524,547
Consumer Loans	6,561,752	6,653,410

Total loans	$234,850,693	$239,238,149
Allowance for loan losses	(2,983,147)	(3,093,623)

Loans, net	$231,867,546	$236,144,526

The recorded investment in past due and nonaccruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals June 30, 2013 (unaudited)	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$176,569	$—	$848,496	$1,025,065	$26,460,682	$27,485,747
Farmland	—	—	—	—	1,348,947	1,348,947
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	13,536,438	13,536,438
Commercial Mortgages (Owner Occupied)	—	—	167,980	167,980	34,000,806	34,168,786
Residential First Mortgages	1,233,737	302	482,254	1,716,293	105,730,741	107,447,034
Residential Revolving and Junior Mortgages	40,869	19,830	943,967	1,004,666	26,224,596	27,229,262
Commercial and Industrial	9,560	—	—	9,560	17,063,167	17,072,727
Consumer Loans	56,464	24,942	3,588	84,994	6,476,758	6,561,752

Total	$1,517,199	$45,074	$2,446,285	$4,008,558	$230,842,135	$234,850,693

Loans Past Due and Nonaccruals December 31, 2012	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$230,866	$—	$655,397	$886,263	$28,138,031	$29,024,294
Farmland	—	—	—	—	1,442,757	1,442,757
Commercial Mortgages (Non-Owner Occupied)	—	—	318,418	318,418	13,102,133	13,420,551
Commercial Mortgages (Owner Occupied)	—	71,254	819,467	890,721	32,743,663	33,634,384
Residential First Mortgages	761,981	502	2,677,788	3,440,271	104,115,423	107,555,694
Residential Revolving and Junior Mortgages	18,081	—	1,257,915	1,275,996	25,706,516	26,982,512
Commercial and Industrial	100,886	50,075	—	150,961	20,373,586	20,524,547
Consumer Loans	12,193	3,688	1,479	17,360	6,636,050	6,653,410

Total	$1,124,007	$125,519	$5,730,464	$6,979,990	$232,258,159	$239,238,149

Nonaccruals that are not 90 days or more past due are $926,553 at June 30, 2013 and $2,831,579 at December 31, 2012.

Note 6:	Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

Allowance for Loan Losses by Portfolio Segment for the six months ended June 30, 2013 (unaudited) are as follows:

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$191,882	$2,000	$106,000	$545,084	$1,209,454	$517,253	$262,000	$252,210	$7,740	$3,093,623
(Charge-offs)	—	—	—	—	(365,012)	—	(16,897)	(54,888)		(436,797)
Recoveries	16,852	—	18,889	—	24,360	—	35	4,185		64,321
Provision	19,015	—	(40,889)	(116,276)	180,687	152,170	4,862	64,703	(2,272)	262,000

Ending Balance	$227,749	$2,000	$84,000	$428,808	$1,049,489	$669,423	$250,000	$266,210	$5,468	$2,983,147

Individually evaluated for impairment	$25,749	$—	$—	$114,808	$312,489	$306,423	$—	$72,210	$—	$831,679
Collectively evaluated for impairment	$202,000	$2,000	$84,000	$314,000	$737,000	$363,000	$250,000	$194,000	$5,468	$2,151,468

LOAN RECEIVABLES:

Ending Balance:
Individually evaluated for impairment	$213,070	$—	$—	$1,287,682	$3,811,380	$1,451,118	$—	$72,210		$6,835,460
Collectively evaluated for impairment	27,272,677	1,348,947	13,536,438	32,881,104	103,635,654	25,778,144	17,072,727	6,489,542		228,015,233

Total Gross Loans	$27,485,747	$1,348,947	$13,536,438	$34,168,786	$107,447,034	$27,229,262	$17,072,727	$6,561,752		$234,850,693

Provision is negative for the Commercial Mortgages segments due mainly to a reduction in the total level of allowance required for these segments.

Allowance for Loan Losses by Portfolio Segment for the six months ended June 30, 2012 (unaudited) are as follows:

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541
(Charge-offs)	(57,660)	—	(283,569)	—	(203,544)	(32,674)	(185,427)	(75,381)		(838,255)
Recoveries	—	—	285,084	—	—	—	10,869	52,034		347,987
Provision	41,031	1,000	(515)	(179,522)	277,334	(76,007)	180,740	99,557	299,067	642,685

Ending Balance	$173,871	$1,000	$89,000	$374,796	$1,235,341	$610,440	$287,832	$261,210	$307,468	$3,340,958

Individually evaluated for impairment	$117,871	$—	$—	$140,796	$843,341	$431,440	$176,832	$94,210	$—	$1,804,490
Collectively evaluated for impairment	$56,000	$1,000	$89,000	$234,000	$392,000	$179,000	$111,000	$167,000	$307,468	$1,536,468

LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$406,378	$—	$—	$1,603,830	$4,025,871	$1,760,201	$513,008	$94,210		$8,403,498
Collectively evaluated for impairment	28,175,959	1,484,981	20,884,287	24,459,675	106,094,232	27,040,397	17,803,774	7,143,776		233,087,081

Total Gross Loans	$28,582,337	$1,484,981	$20,884,287	$26,063,505	$110,120,103	$28,800,598	$18,316,782	$7,237,986		$241,490,579

Provision is negative for the Commercial Mortgages (Non Owner Occupied) segment due mainly to net recoveries received. Provision is negative for the Commercial Mortgages (Owner Occupied) and Residential Junior Mortgages segments due to a reduction in the total level of allowance required for these segments.

Internal risk rating grades are generally assigned to commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, loans to real estate developers and contractors, and consumer loans greater than $250,000 with chronic delinquency, as shown in the following table. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades (refer to Note 2) are evaluated as new information becomes available for each borrowing relationship or at least quarterly.

As of June 30, 2013 (unaudited) INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$19,972,838	$1,348,947	$7,431,155	$24,558,663	$13,816,470	$67,128,073
Watch	4,707,724	—	3,463,685	6,673,758	2,279,990	17,125,157
Special mention	1,330,659	—	2,301,952	335,292	800,293	4,768,196
Substandard	1,274,526	—	339,646	2,601,073	175,974	4,391,219
Doubtful	200,000	—	—	—	—	200,000

Total	$27,485,747	$1,348,947	$13,536,438	$34,168,786	$17,072,727	$93,612,645

As of December 31, 2012 INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$21,877,355	$1,442,757	$7,362,289	$23,974,131	$16,418,910	$71,075,442
Watch	4,746,266	—	2,824,575	6,680,142	2,866,739	17,117,722
Special mention	1,162,388	—	2,574,371	338,902	759,554	4,835,215
Substandard	1,038,285	—	659,316	2,641,209	479,344	4,818,154
Doubtful	200,000	—	—	—	—	200,000

Total	$29,024,294	$1,442,757	$13,420,551	$33,634,384	$20,524,547	$98,046,533

Loans not assigned internal risk rating grades are comprised of smaller residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. Some of these loans are graded when the borrower’s total exposure to the Bank exceeds the limits noted above. Loans are considered to be nonperforming when they are delinquent by 90 days or more or on nonaccrual, as shown in the table below.

As of June 30, 2013 (unaudited) PAYMENT ACTIVITY STATUS	Residential First Mortgages (1)	Residential Revolving and Junior Mortgages (2)	Consumer Loans (3)	Total
Performing	$106,964,478	$26,265,465	$6,533,222	$139,763,165
Nonperforming	482,556	963,797	28,530	1,474,883

Total	$107,447,034	$27,229,262	$6,561,752	$141,238,048

As of December 31, 2012 PAYMENT ACTIVITY STATUS	Residential First Mortgages (4)	Residential Revolving and Junior Mortgages (5)	Consumer Loans (6)	Total
Performing	$104,877,404	$25,724,597	$6,648,243	$137,250,244
Nonperforming	2,678,290	1,257,915	5,167	3,941,372

Total	$107,555,694	$26,982,512	$6,653,410	$141,191,616

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3,492,695 as of June 30, 2013.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $398,902 and Doubtful totaled $836,759 as of June 30, 2013.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $93,387 as of June 30, 2013.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $4,676,938 as of December 31, 2012.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $536,019 and Doubtful totaled $847,581 as of December 31, 2012.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $75,409 as of December 31, 2012.

The following table shows the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable. Also shown are the average recorded investments in impaired loans and the related amount of interest recognized and collected during the time the loans were impaired.

	As of June 30, 2013			For the six months ended June 30, 2013
IMPAIRED LOANS	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
(unaudited)
With no related allowance:
Construction, land & land development	$13,070	$13,705	$—	$13,419	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,968,483	1,968,483	—	1,887,449	32,818	27,206
Residential Revolving and Junior Mortgages (1)	331,386	331,386	—	331,268	10,697	4,474
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	750,910	755,856	—	753,824	14,835	14,745
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	—	—	—	—	—	—

	$3,063,849	$3,069,430	$—	$2,985,960	$58,350	$46,425

With an allowance recorded:
Construction, land & land development	$200,000	$200,000	$25,749	$200,000	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,842,897	1,842,897	312,489	1,847,289	50,385	50,320
Residential Revolving and Junior Mortgages (1)	1,119,732	1,942,054	306,423	1,067,665	3,771	4,154
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	536,772	536,772	114,808	535,706	2,722	—
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	72,210	72,210	72,210	73,106	3,077	3,090

	$3,771,611	$4,593,933	$831,679	$3,723,766	$59,955	$57,564

Total Impaired Loans:
Construction, land & land development	$213,070	$213,705	$25,749	$213,419	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	3,811,380	3,811,380	312,489	3,734,738	83,203	77,526
Residential Revolving and Junior Mortgages (1)	1,451,118	2,273,440	306,423	1,398,933	14,468	8,628
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,287,682	1,292,628	114,808	1,289,530	17,557	14,745
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	72,210	72,210	72,210	73,106	3,077	3,090

	$6,835,460	$7,663,363	$831,679	$6,709,726	$118,305	$103,989

(1)	Junior mortgages include equity lines
(2)	Includes credit cards

	As of December 31, 2012			For the twelve months ended December 31, 2012
IMPAIRED LOANS	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Collected
With no related allowance:
Construction, land & land development	$213,768	$213,914	$—	$202,754	$162	$130
Farmland	—	—	—	—	—	—
Residential First Mortgages	1,495,910	1,495,910	—	1,372,196	44,756	59,727
Residential Junior Mortgages (1)	971,654	1,785,259	—	1,380,596	3,750	2,488
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	758,391	758,391	—	429,600	30,518	34,754
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	—	—	—	—	—	—

	$3,439,723	$4,253,474	$—	$3,385,145	$79,186	$97,099

With an allowance recorded:
Construction, land & land development	$61,882	$65,566	$25,882	$63,761	$—	$—
Farmland	—	—	—	—	—	—
Residential First Mortgages	2,782,380	2,807,875	467,454	1,803,730	90.030	82,370
Residential Junior Mortgages (1)	365,107	381,452	101,253	310,726	1,953	1,205
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	858,610	858,610	165,084	863,479	15,900	11,961
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	73,978	73,978	74,210	67,322	8,385	8,678

	$4,141,957	$4,187,481	$833,883	$3,109,017	$116,268	$104,214

Total Impaired Loans:
Construction, land & land development	$275,650	$279,480	$25,882	$266,515	$162	$130
Farmland	—	—	—	—	—	—
Residential First Mortgages	4,278,290	4,303,785	467,454	3,175,925	134,786	142,097
Residential Junior Mortgages (1)	1,336,761	2,166,711	101,253	1,691,321	5,703	3,693
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,617,001	1,617,001	165,084	1,293,079	46,418	46,715
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	73,978	73,978	74,210	67,322	8,385	8,678

	$7,581,680	$8,440,955	$833,883	$6,494,162	$195,454	$201,313

(1)	Junior mortgages include equity lines
(2)	Includes credit cards

Smaller nonaccruing loans and nonaccruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At June 30, 2013 and December 31, 2012, nonaccruing loans excluded from impaired loan disclosure totaled $1,121,268 and $721,951, respectively. If interest on these nonaccruing loans had been accrued, such income would have approximated $19,680 during the six months ended June 30, 2013 and $16,139 for the twelve months ended December 31, 2012.

Loans modified as TDR’s are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the six months ended June 30, 2013 and 2012. There were no loans modified as TDR’s within 12 months prior to a default that subsequently defaulted (i.e. 90 days or more past due following a modification) during the six months ended June 30, 2013. There were 12 loans, with balances totaling $3.8 million, modified as TDRs within 12 months prior to a default that subsequently defaulted during the six months ended June 30, 2012.

TROUBLED DEBT RESTRUCTURINGS	For the six months ended June 30, 2013 (unaudited)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential First Mortgages (1)	2	$314,889	$314,665

	For the six months ended June 30, 2012 (unaudited)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Mortgage (Owner Occupied) (2)	1	$479,115	$479,115
Residential First Mortgage (3)	1	650,113	650,113
Consumer Loan (3)	1	94,210	94,210

(1)	These two loans were modified in the first quarter of 2013.
(2)	This loan was modified in the second quarter of 2012.
(3)	These two loans were modified in the first quarter of 2012.

Note 7:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	4,817,856	$0.05	2,610,856	$0.04	4,815,845	$0.08	2,610,856	$0.08
Effect of dilutive securities:
Stock options	2,158		3,021		2,413		1,960
Diluted earnings per share	4,820,014	$0.05	2,613,877	$0.04	4,818,258	$0.08	2,612,816	$0.08

For the three months ended June 30, 2013 and 2012, options on 177,871 and 107,727 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the six months ended June 30, 2013 and 2012, options on 177,871 and 122,056 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8:	Stock-Based Compensation

On June 28, 2013, the Company registered a new stock-based compensation plan, which superseded all other plans in terms of the ability of the Company to grant stock-based compensation. There are 385,000 shares available for grant under this plan at June 30, 2013.

Stock-based compensation expense related to stock awards during the six-month periods ended June 30, 2013 and June 30, 2012 was $122,429 and $2,925, respectively. There was no unrecognized compensation expense related to stock options as of June 30, 2013. A total of 89,500 options were granted during the six months ended June 30, 2013. Compensation expense for stock options is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. The fair value of options granted under the former 2003 Incentive Stock Option Plan and the former 2008 Non-Employee Directors Stock Option Plan during the six months ended June 30, 2013 was $1.08, respectively. The variables used in these calculations include the historical dividend yield of 3.6%, expected life of the options of five years, expected stock price volatility of 33.8%, and a risk-free interest rate of 0.86%, which is assumed to be the rate on 5-year U.S. Treasury bonds.

Stock option plan activity for the six months ended June 30, 2013 (unaudited) is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	120,617	$9.51	5.4

Granted	89,500	5.25
Forfeited	—	—
Exercised	—	—
Expired	(7,596)	13.80

Options outstanding, June 30	202,521	$7.46	7.2	$9,425

Options exercisable, June 30	202,521	$7.46	7.2	$9,425

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on changes in the market value of the Company’s common stock.

As of February 21, 2013, a total of 7,000 shares of the Company’s common stock were awarded to the Chief Executive Officer, the Executive Vice President and the Chief Financial Officer. These shares vested immediately and $36,750 in compensation expense was recognized on that date.

Note 9:	Employee Benefit Plans

The Company has a non-contributory, defined benefit pension plan for all full-time employees over 21 years of age. Under this cash balance plan, until December 31, 2012, the account balance for each participant will grow each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Company’s Board of Directors. Effective December 31, 2012, this plan was frozen to new participants. Annual pay credits have been discontinued, but each participant’s account balance will continue to grow based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses. The plan is unfunded and funded as benefits are due.

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post Retirement Benefits
Six months ended June 30,	2013	2012	2013	2012
Service cost	$—	$127,142	$11,475	$13,001
Interest cost	71,630	89,149	14,953	14,978
Expected return on plan assets	(107,331)	(160,932)	—	—
Amortization of unrecognized prior service cost	—	(26,981)	—	—
Amortization of unrecognized net loss	44,873	35,720	2,248	1,457
Amortization of transition obligation	—	112,313	1,457	1,471

Net periodic benefit cost	$9,172	$176,411	$30,133	$30,907

The Company expects to make no contribution to its pension plan and $23,945 to its post-retirement benefit plan in 2013. The Company has contributed $7,984 toward the post-retirement plan during the first six months of 2013.

Note 10:	Long Term Debt

On June 30, 2013, the Bank had FHLB debt consisting of two advances (see table below). The $10 million advance was restructured during the second quarter of 2013 to extend the maturity and reduce the interest rate from 4.23% to a three month LIBOR-based floating rate advance.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $52.3 million. Immediate available credit, as of June 30, 2013, was $35.4 million. With additional collateral, the total line of credit is worth $65.6 million, with $48.6 million available.

The two advances are shown in the following table.

Description	Balance	Acquired	Current Interest Rate	Maturity Date

Adjustable Rate Hybrid	$10,000,000	4/12/2013	2.38%	4/13/2020
Fixed Rate Hybrid	5,000,000	5/20/2011	2.69%	5/20/2014

	$15,000,000

Note 11:	Fair Value Measurements

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

Defined benefit plan assets: Defined benefit plan assets are recorded at fair value on an annual basis at year end.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements at June 30, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
	(unaudited)
Securities available for sale:
U. S. Government agencies	$9,662,338	$—	$9,662,338	$—
State and municipal obligations	27,366,674	—	27,366,674	—
Certificates of deposit	1,989,401	—	1,989,401	—
Auction rate security	1,032,000	—	—	1,032,000

Total securities available for sale	$40,050,413	$—	$39,018,413	$1,032,000

		Fair Value Measurements at December 31, 2012 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available for sale:
U. S. Government agencies	$9,463,815	$—	$9,463,815	$—
State and municipal obligations	23,849,528	—	23,849,528	—
Certificates of deposit	1,987,177	—	1,987,177	—
Auction rate security	1,400,000	—	—	1,400,000

Total securities available for sale	$36,700,520	$—	$35,300,520	$1,400,000

Defined benefit plan assets:
Cash and cash equivalents	(5,539)	(5,539)	—	—
Mutual funds - fixed income	1,091,176	1,091,176	—	—
Mutual funds - equity	1,759,171	1,759,171	—	—

Total defined benefit plan assets	$2,844,808	$2,844,808	$—	$—

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

Other Real Estate Owned: Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. The initial fair value of OREO is based on an appraisal done at the time of foreclosure. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair Value Measurements at June 30, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
	(unaudited)

Impaired Loans, net	$2,939,932	$—	$—	$2,939,932
Other real estate owned, net	3,351,454	—	—	3,351,454

		Fair Value Measurements at December 31, 2012 Using
Description	Balance	Level 1	Level 2	Level 3

Impaired Loans, net	$3,308,074	$—	$—	$3,308,074
Other real estate owned, net	3,151,346	—	—	3,151,346

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2013:

Description	Balance	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(unaudited)

Impaired Loans, net	$2,939,932	Discounted appraised value	Selling Cost	10% - 20% (11%)
			Lack of Marketability	0% - 100% (32%)

Other real estate owned, net	3,351,454	Discounted appraised value	Selling Cost	6% - 13% (6%)
			Lack of Marketability	10% - 30% (19%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at June 30, 2013 Using
Description	Balance as of June 30, 2013		Level 1	Level 2	Level 3
Financial Assets:	(unaudited	)
Cash and due from banks	$7,067,371		$7,067,371	$—	$—
Interest-bearing deposits	28,499,652		28,499,652	—	—
Federal funds sold	303,900		303,900	—	—
Securities available-for-sale	40,050,413		—	39,018,413	1,032,000
Restricted securities	1,623,350		—	—	1,623,350
Loans, net	231,867,546		—	—	236,404,000
Accrued interest receivable	1,103,621		—	1,103,621	—

Financial Liabilities:
Non-interest-bearing deposits	$54,800,212		$54,800,212	$—	$—
Savings and other interest-bearing deposits	114,311,014		—	114,311,014	—
Time deposits	102,063,440		—	—	104,264,000
Securities sold under repurchase agreements	11,355,400		—	11,355,400	—
FHLB advances	15,000,000		—	16,128,428	—
Accrued interest payable	177,207		—	177,207	—

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31,2012	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,757,889	$4,757,889	$—	$—
Interest-bearing deposits	35,166,448	35,166,448	—	—
Federal funds sold	48,009	48,009	—	—
Securities available-for-sale	36,700,520	—	35,300,520	1,400,000
Restricted securities	1,584,700	—	—	1,584,700
Loans, net	236,144,526	—	—	244,708,821
Accrued interest receivable	1,070,763	—	1,070,763	—

Financial Liabilities:
Non-interest-bearing deposits	$50,467,907	$50,467,907	$—	$—
Savings and other interest-bearing deposits	117,954,879	—	117,954,879	—
Time deposits	106,751,785	—	—	109,449,974
Securities sold under repurchase agreements	6,459,839	—	6,459,839	—
FHLB advances	15,000,000	—	16,483,342	—
Accrued interest payable	156,812	—	156,812	—

The carrying amounts of cash and due from banks, interest-bearing deposits, federal funds sold or purchased, accrued interest and non-interest-bearing deposits, are payable on demand, or are of such short duration that carrying value approximates market value.

Securities available for sale are carried at the fair values measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Therefore carrying value equals market value. The carrying value of restricted securities approximates fair value based on the redemption provisions of the issuer.

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans such as the borrower’s creditworthiness and compensating balances and dissimilar types of real estate held as collateral. The fair value of impaired loans is measured as described within the Impaired Loans section of this note. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation.

Time deposits are presented at estimated fair value using interest rates offered for deposits of similar remaining maturities.

The fair value of the FHLB advances is estimated by discounting the future cash flows using the current interest rate offered for similar advances.

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At June 30, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit was immaterial. Therefore, they are not included in the table above.

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

Note 12:	Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) (“AOCI”) balances, including amounts reclassified out of AOCI, are shown in the following table.

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2013 (unaudited)
Beginning balance	$228,637	$(659,921)	$(431,284)
Change in net unrealized holding gains on securities, before reclassifications, net of tax benefit of $422,597	(820,336)	—	(820,336)
Reclassification for previously unrealized net (gains) and impairments on securities recognized in net income, net of tax of $50,243	(97,530)	—	(97,530)

Balance at June 30, 2013	$(689,229)	$(659,921)	$(1,349,150)

Three months ended June 30, 2012 (unaudited)
Beginning balance	$683,279	$(315,391)	$367,888
Change in net unrealized holding gains on securities, before reclassifications, net of tax of $110,298	214,107	—	214,107
Reclassification for previously unrealized net (gains) on securities recognized in net income, net of tax of $167,945	(326,010)	—	(326,010)

Balance at June 30, 2012	$571,376	$(315,391)	$255,985

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Six months ended June 30, 2013 (unaudited)
Beginning balance	$279,195	$(659,921)	$(380,726)
Change in net unrealized holding gains on securities, before reclassifications, net of tax benefit of $447,642	(868,953)	—	(789,753)
Reclassification for previously unrealized net (gains) and impairments on securities recognized in net income, net of tax of $51,243	(99,471)	—	(178,671)

Balance at June 30, 2013	$(689,229)	$(659,921)	$(1,349,150)

Six months ended June 30, 2012 (unaudited)
Beginning balance	$760,730	$(315,391)	$445,339
Change in net unrealized holding gains on securities, before reclassifications, net of tax of $73,412	142,505	—	142,505
Reclassification for previously unrealized net (gains) on securities recognized in net income, net of tax of $170,957	(331,859)	—	(331,859)

Balance at June 30, 2012	$571,376	$(315,391)	$255,985

Reclassification for previously unrealized gains and impairments on securities are reported in the consolidated statements of income as “Gains on sale of securities available for sale” and “net impairment recognized in income” with the corresponding income tax effect being reflected as a component of income tax expense. During the six months ended June 30, 2013 and 2012, the Company reported net gains on sales of securities of $270,714 and $502,816, respectively; the tax effect of these transactions was $92,043 and $170,957, respectively, which was included as a component of income tax expense. Similarly, for both the six-month and three-month period ended June 30, 2013, the Company recorded a net impairment loss on an other-than-temporarily-impaired security of $120,000, with a corresponding tax effect of $40,800 included as a component of income tax expense.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

Earnings more than doubled for the second quarter of 2013 compared to the second quarter of 2012 and nearly doubled for the first half of 2013 compared to the first half of 2012. This allowed earnings per share to remain at $0.08 for the six months ended June 30, 2013, even after we nearly doubled the number of shares outstanding as a result of our private placement of 2,200,000 shares of common stock in December 2012.

Our new residential loan production office in Hartfield, Virginia, is generating revenue and we remain confident that it will make a positive contribution to earnings within its first year of operation. This new office supported additional mortgage activity and contributed to the $102 thousand increase of secondary market lending fees in the first half of 2013 compared to the first half of 2012.

The quest for improved earnings continues with the purchase of $5.0 million of bank owned life insurance (“BOLI”), which has already contributed $35 thousand in tax free earnings. We expect BOLI to contribute $190 thousand in earnings on an annual basis. We also refinanced our $10 million FHLB advance in April, which has saved us $33 thousand so far in in 2013. We expect to save $157 thousand on an annual basis as a result of this refinance. The Overdraft Privilege Program we introduced last year continues to provide increased fee income from deposit accounts.

We have also recently announced the consolidation of three branch offices into two in Northumberland County. This follows ongoing performance reviews of our entire retail network, including an evaluation of each location for a number of criteria, including access and availability of services to affected customers, the proximity of other banking centers, profitability, transaction volumes and market dynamics. This review culminated in the approval of the consolidation of these branch offices by our board of directors. As a result, the Heathsville office will close on September 30, 2013, with deposits and other operations transferring to either the Burgess office or the Callao office. We expect a pretax earnings improvement of approximately $100 thousand on an annual basis due to the anticipated reduction in noninterest expenses. The Heathsville office will be marketed for sale. No impairment of the value of these premises is expected.

Asset quality continues to improve. Non-performing assets are now 2.5% of loans and OREO as of June 30, 2013 compared to 3.7% at December 31, 2012. They are down 35.1% to $5.8 million as of June 30, 2013 compared to $9.0 million as of December 31, 2012. OREO balances of $3.4 million as of June 30, 2013 have improved since March 31, 2013, but are still $200 thousand higher as compared to December 31, 2012. During the first half of 2013, seven OREO properties were sold and five were added through foreclosures. Non-accruing loan balances are down 57.3% to $2.4 million as of June 30, 2013 as compared to $5.7 million at December 31, 2012.

Annualized net loan charge-offs against the allowance for loan losses (“ALL”) are down to 0.32% of total loans during the first half of 2013 compared to 0.41% during the first half of 2012. This has resulted in corresponding reductions in provision for loan losses expense.

The net interest margin declined to 3.46% for the first half of 2013 compared to 3.60% for the same period in 2012. It has become increasingly difficult to reduce the cost of funds by the same or more than the reductions we are seeing in yields on loans and investments. As this historic low-rate climate continues, loan yields continue to decline, contributing to reduced interest income. In order to drive increases in interest income, the Bank’s main source of revenue, we are concentrating on loan growth via cautious expansion into new markets. Since June 30, 2013, loan balances have grown by more than $10.0 million. The refinance of the FHLB advance, noted above, and scheduled maturities of time deposits in 2013, will help to reduce our cost of funds. Maturities of time deposits are typically renewed at lower rates, leave the bank or transfer to a lower-cost checking or savings account.

Finally, our core capital levels and regulatory ratios remain substantially higher than what is considered “well capitalized” by our regulators, due in no small part to last fall’s successful capital raise. We took no Troubled Asset Relief Program (“TARP”) or Small Business Lending Fund (“SBLF”) investments from the U.S. Treasury. In July 2013, the FDIC and Federal Reserve approved a final rule to implement Basel III capital reforms, among other changes required by the Dodd-Frank Act. We expect the impact of these rules to be immaterial in the near term.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

EARNINGS SUMMATION

For the three months ended June 30, 2013 and 2012, net income was $232 thousand and $97 thousand, respectively, an increase of $135 thousand or 139.1%. Diluted earnings per average share for the three months ended June 30, 2013 and 2012 were $0.05 and $0.04, respectively. Return on average assets was 0.28% for the three months ended June 30, 2013 compared to 0.12% for the three months ended June 30,2012. Return on average equity was 2.55% and 1.38% for the three months ended June 30, 2013 and 2012, respectively.

For the six months ended June 30, 2013 and 2012, net income was $372 thousand and $203 thousand, respectively, an increase of $169 thousand or 83.6%. Diluted earnings per average share for both the six months ended June 30, 2013 and 2012 were $0.08. Return on average assets was 0.22% for the six months ended June 30, 2013 compared to 0.13% for the six months ended June 30, 2012. Return on average equity was 2.05% and 1.45% for the six months ended June 30, 2013 and 2012, respectively.

RESULTS OF OPERATIONS

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

FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

NET INTEREST INCOME

Net Interest Income Analysis (unaudited)	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis) (Dollars in Thousands)	Three months ended 6/30/2013			Three months ended 6/30/2012
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$25,015	$118	1.89%	$27,482	$180	2.62%
Tax-exempt investments (1)	14,203	105	2.96%	10,841	94	3.47%

Total investments	39,218	223	2.27%	38,323	274	2.86%

Gross loans (2)	233,212	3,135	5.38%	242,162	3,264	5.39%
Interest-bearing deposits	29,305	17	0.23%	13,561	9	0.27%
Federal funds sold	1,391	—	0.09%	2,308	1	0.09%

Total Interest Earning Assets	$303,126	$3,375	4.45%	$296,354	$3,548	4.79%

INTEREST-BEARING LIABILITIES:
Savings deposits	$46,762	$23	0.20%	$47,939	$39	0.33%
NOW deposits	40,594	21	0.21%	38,011	20	0.21%
Time deposits => $100,000	45,894	255	2.23%	51,525	296	2.30%
Time deposits < $100,000	57,079	263	1.85%	63,371	324	2.05%
Money market deposit accounts	27,568	39	0.57%	23,256	38	0.66%

Total Deposits	$217,897	$601	1.11%	$224,102	$717	1.28%

Federal funds purchased	$226	$—	0.70%	$—	$—	0.00%
Securities sold under repurchase agreements	8,418	6	0.29%	6,977	5	0.29%
FHLB advances	15,000	106	2.87%	15,000	141	3.77%

Total Interest-Bearing Liabilities	$241,541	$713	1.18%	$246,079	$863	1.41%

Net interest income and net interest margin		$2,662	3.51%		$2,685	3.62%

Non-interest-bearing deposits	$52,386	—	0.00%	$44,821	—	0.00%
Total Cost of funds			0.97%			1.19%

Net interest rate spread			3.48%			3.60%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes Visa program and nonaccrual loans.

Interest income for the three months ended June 30, 2013, on a tax-equivalent basis, was $3.4 million, a decrease of $173 thousand from the second quarter of 2012, due mainly to reduced loan balances. Interest expense for the three months ended June 30, 2013, was $713 thousand, a decrease of $150 thousand from the second quarter of 2012, due mainly to reductions in both balances and costs of time deposits. Net interest income for the three months ended June 30, 2013, on a tax-equivalent basis, was $2.7 million, a decrease of $23 thousand, or 0.9%, from the second quarter of 2012. The annualized net interest margin was 3.51% for the three months ended June 30, 2013, down from 3.62% for the same period in 2012, due mainly to lower yields on investments. However, reductions in deposit costs and related interest expense have nearly mitigated the reduced interest income. Also, the mix of deposits continues to improve as lower cost balances in checking and money market accounts have increased while higher cost time deposit balances have declined. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of funds, decreased to 3.48% for the three months ended June 30, 2013, compared to 3.60% for the three months ended June 30, 2012.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2013 decreased $202 thousand, or 13.8%, compared to the three months ended June 30, 2012. The decrease was primarily due to reduced gains on the sales of securities of $226 thousand and a credit impairment write-down of $120 thousand on a debt security with other-than-temporary impairment (refer to Note 4). These declines were partially offset by increases in other areas. Service charges and fees on deposit accounts increased by $74 thousand, a result of the Bank’s new Overdraft Privilege Program. Overdraft fees have increased to $198 thousand for the second quarter of 2013 compared to $143 thousand for the similar period in 2012. Fees from sales of mortgages into the secondary market increased by $47 thousand, which was driven exclusively by increased loan sales to Fannie Mae. Income from Investment Advantage increased by $34 thousand. Investment Advantage contributes the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, increases in investment activity will cause increases in the Company’s income. Finally, the Bank’s acquisition of bank owned life insurance in April contributed an additional $35 thousand.

Income from fiduciary activities increased $4 thousand to $162 thousand for the second quarter of 2013 compared to the same period in 2012. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

NON-INTEREST EXPENSE

For the three months ended June 30, 2013, non-interest expenses totaled $3.4 million, a decrease of $44 thousand, or 1.3%, compared to the same period in 2012. The largest component of non-interest expense is salaries and benefits, which increased by $223 thousand, due mainly to $108 thousand in severance expenses related to early retirements in the month of June, 2013, plus $52 thousand related to positioning the Company for growth as positions that were eliminated in 2012 are replaced with positions that generate new revenue. Also reflected in salaries and benefits, during the three months ended June 30, 2012, is a $46 thousand reversal of accrued Employee Stock Ownership Plan and Pension Plan costs which was made as a result of the decision to freeze these plans effective December 31, 2012.

Increases in salary and benefits expense were partially offset by the following expense decreases:

•	Occupancy expense decreased by $59 thousand for the second quarter of 2013 compared to the similar period in 2012, due mainly to reductions in building maintenance and software contract expense.

•	OREO costs, including losses on OREO, which was reclassified into non-interest expense from non-interest income, have improved by $40 thousand.

•	Consulting expense decreased $43 thousand, a result of earnings enhancement projects in process during the second quarter of 2012, which are now complete.

•	Other expense decreased $115 thousand primarily due to the defalcation investigation completed in 2012.

FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

NET INTEREST INCOME

Net Interest Income Analysis (unaudited)	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis) (Dollars in Thousands)	Six months ended 6/30/2013			Six months ended 6/30/2012
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$25,875	$242	1.87%	$28,769	$381	2.65%
Tax-exempt investments (1)	12,989	189	2.91%	11,331	202	3.55%

Total investments	38,864	431	2.22%	40,100	583	2.91%

Gross loans (2)	234,117	6,289	5.37%	240,739	6,489	5.40%
Interest-bearing deposits	30,982	36	0.23%	12,844	16	0.24%
Federal funds sold	797	—	0.09%	2,366	3	0.22%

Total Interest Earning Assets	$304,760	$6,756	4.43%	$296,049	$7,091	4.79%

INTEREST-BEARING LIABILITIES:
Savings deposits	$46,397	$52	0.23%	$47,838	$101	0.43%
NOW deposits	40,795	44	0.22%	38,137	40	0.21%
Time deposits => $100,000	46,567	514	2.23%	51,687	593	2.31%
Time deposits < $100,000	57,614	541	1.89%	63,789	657	2.08%
Money market deposit accounts	27,723	80	0.58%	23,000	74	0.65%

Total Deposits	$219,096	$1,231	1.13%	$224,451	$1,465	1.32%

Federal funds purchased	$113	$—	0.70%	$—	$—	0.00%
Securities sold under repurchase agreements	7,663	10	0.26%	6,060	8	0.27%
FHLB advances	15,000	245	3.29%	15,000	282	3.78%

Total Interest-Bearing Liabilities	$241,872	$1,486	1.24%	$245,511	$1,755	1.44%

Net interest income and net interest margin		$5,270	3.46%		$5,336	3.60%

Non-interest-bearing deposits	$50,758	—	0.00%	$44,555	—	0.00%
Total Cost of funds			1.02%			1.21%

Net interest rate spread			3.41%			3.58%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes Visa program and nonaccrual loans.

Interest income for the six months ended June 30, 2013, on a fully tax-equivalent basis, was $6.8 million, a decrease of $335 thousand from the first six months of 2012, due primarily to reduced loan balances, but also from lower yields on investments. Interest expense for the six months ended June 30, 2013, was $1.5 million, a decrease of $269 thousand compared to the first six months of 2012, due primarily to reduced balances and costs of time deposits. Net interest income for the six months ended June 30, 2013, on a fully tax-equivalent basis, was $5.3 million, declining $66 thousand, or 1.2%, from the first six months of 2012. The annualized net interest margin was 3.46% for the six months ended June 30, 2013, down from 3.60% for the same period in 2012. The main reason for the decrease is lower yields on investments. However, reductions in deposit costs and related interest expense have helped to mitigate the reduced interest income. Also, the mix of deposits continues to improve as lower cost balances in checking and money market accounts have increased while higher cost time deposit balances have declined. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of funds, declined to 3.42% for the six months ended June 30, 2013, compared to 3.58% for the six months ended June 30, 2012.

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2013 increased by $12 thousand, or 0.5%, compared to the six months ended June 30, 2012. The main driver was a $181 thousand increase in service charges and fees, a direct result of the Bank’s new Overdraft Privilege Program, where fees have increased to $404 thousand for the first six months of 2013 compared to $252 thousand for the similar period in 2012. Fees from sales of mortgages into the secondary market increased $102 thousand, which was driven exclusively by increased loan sales to Fannie Mae. Income from Investment Advantage increased by $11 thousand. Investment Advantage generates the majority of income to other service charges and fees, and since income from Investment Advantage is commission-based, increases in investment activity will cause increases in the Company’s income. VISA® related fees increased by $34 thousand to $406 thousand in the first six months of 2013 compared to the similar period in 2012. Gains from sales of investment securities declined by $232 thousand in the first six months of 2013 compared to the similar period in 2012 and in the second quarter of 2013, the Bank recorded a credit impairment write-down of $120 thousand on a debt security with other-than-temporary impairment (refer to Note 4).

Income from fiduciary activities increased by $9 thousand to $327 thousand for the first six months of 2013 compared to the same period in 2012. The Company’s fiduciary income is derived from the operations of its subsidiary, Bay Trust Company, which offers a broad range of trust and related fiduciary services. Among these are estate settlement and testamentary trusts, revocable and irrevocable personal trusts, managed agency, custodial accounts, and rollover IRAs, both self-directed and managed. Fiduciary income is largely affected by changes in the performance of the stock and bond market, which directly impacts the market value of the accounts upon which fees are earned and therefore the levels of this fee income.

NON-INTEREST EXPENSE

For the six months ended June 30, 2013, non-interest expenses totaled $6.7 million, an increase of $57 thousand, or 0.9%, compared to $6.6 million for the same period in 2012. The largest component of non-interest expense is salaries and benefits, which increased by $391 thousand, due mainly to $176 thousand in additional salaries as we position the Company for growth by replacing positions eliminated in 2012 with positions that generate new revenue. Another $69 thousand is related to reduced wage credits for the origination of mortgage loans. Finally, $123 thousand of the increase is a result of stock-based compensation paid to key management during the first quarter of 2013. Severance expenses totals were similar in the two periods.

Increases in salary and benefits expense were partially offset by the following expense decreases:

•	Occupancy expense decreased by $65 thousand for the first half of 2013 compared to the similar period in 2012, a result of decreased building maintenance expense and software contract expense.

•	OREO costs, including losses on OREO, which was reclassified into non-interest expense from non-interest income, have improved by $110 thousand.

•	Consulting expense decreased $93 thousand, due to earnings enhancement projects in process during the first half of 2012, which are now complete.

•	Other expense decreased $48 thousand primarily due to the defalcation investigation completed in 2012.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 2.9% to $304.8 million for the six months ended June 30, 2013, as compared to $296.0 million for the six months ended June 30, 2012, a result of higher interest-bearing deposit balances in the Bank’s account at the Federal Reserve Bank of Richmond, which was driven by receipt of cash from the issuance of new capital in December 2012, declines in loan balances, and increases in non-interest bearing checking accounts. Average interest-earning assets as a percent of total average assets was 92.1% for the six months ended June 30, 2013 as compared to 92.6% for the same period in 2012. The loan portfolio, with $234.1 million in average balances as of June 30, 2013, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 1.5% to $241.9 million for the six months ended June 30, 2013, as compared to $245.5 million for the six months ended June 30, 2012. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $104.2 million for the six months ended June 30, 2013, down from $115.5 million for the similar period in 2012.

ASSET QUALITY

In the first six months of 2013, asset quality continued to improve. Classified assets declined by $509 thousand during the first six months of 2013 to $13.8 million, or 35.8% of Tier 1 capital plus the allowance for loan losses. Non-performing assets, excluding performing TDRs, declined by $3.2 million to $5.8 million, or 1.7% of assets.

As of June 30, 2013, loans valued at $6.8 million were considered impaired, whereas $7.6 million were considered impaired as of December 31, 2012. Between December 31, 2012 and June 30, 2013, two loans were identified as impaired, two were dispensed through foreclosures and charge-offs and one was resolved. Management has reviewed the impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

Risk rating grades are assigned conservatively, causing some homogenous loans, like residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

Non-Performing Assets

(Dollars in Thousands)	June 30, 2013		December 31, 2012
	(unaudited)
(percentages are as a percent of total loans)	$	%	$	%
Loans past due 90 days or more and still accruing	$45	0.02%	$126	0.1%
Non-accruing loans	2,446	1.0%	5,730	2.4%

Total non-performing loans	$2,491	1.1%	$5,856	2.4%

Allowance for loan losses	$2,983	1.27%	$3,094	1.29%
Allowance to non-performing loans	119.8%		52.8%
(percentages are as a percent of total loans plus OREO)
Other real estate owned	3,351	1.4%	3,151	1.3%

Total non-performing assets	$5,842	2.5%	$9,007	3.7%

Non-performing loans, which include loans past due 90 days or more and still accruing, plus non-accruing loans, as a percentage of total loans, decreased to 1.1% as of June 30, 2013 compared to 2.4% as of December 31, 2012. Non-accruing loans totaled $2.5 million as of June 30, 2013, down from $5.9 million at year-end 2012. Non-performing assets, which include OREO in addition to non-performing loans, declined to 2.5% at June 30, 2013 as compared to 3.7% at December 31, 2012.

Loans charged off during the first six months of 2013, net of recoveries, totaled $372 thousand compared to $490 thousand for the first six months of 2012. This represents a decline in the annualized net charge-off ratio to 0.32% for the first six months of 2013 compared to 0.41% for the first six months of 2012, reflecting an improvement in asset quality. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management is maintaining an adequate level of the ALL at 1.27% and 1.29% of total loans for June 30, 2013 and December 31, 2012, respectively.

FINANCIAL CONDITION

Total assets increased by 0.2% to $335.3 million during the six months ended June 30, 2013 from $334.8 million at December 31, 2012. Cash and due from banks, which produces no income, increased to $7.1 million on June 30, 2013 from $4.7 million at year-end 2012, a result of normal daily fluctuation in deposit transactions.

During the six months ended June 30, 2013, gross loans decreased by $4.4 million or 1.8%, to $234.9 million from $239.2 million at year-end 2012. The largest component of this decrease was a $3.5 million decline in Commercial and industrial loan balances, driven mainly by one large loan maturity.

The Bank had $3.4 million of OREO at June 30, 2013 and $3.2 million at December 31, 2012. As of June 30, 2013, OREO consists of nine residences, seventeen lots, two former convenience stores, a seafood house, one former nursery property and one commercial business property. The one piece of farmland owned at March 31, 2013, was subdivided into five lots during the second quarter. During the first six months of 2013, five properties with a total book value of $1.3 million from five borrowers were added through foreclosures, and seven properties with a total book value of $1.1 million were sold. Write-downs of book value on OREO properties totaled $16 thousand during the first six months of 2013, compared to $111 thousand for the same period in 2012. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of June 30, 2013, securities available for sale at fair value totaled $40.0 million as compared to $36.7 million on December 31, 2012. This represents a net increase of $3.3 million or 9.1% for the six months. As of June 30, 2013, these securities represented 11.9% of total assets and 13.1% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. These gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. One security, with a fair value of $1.0 million, is deemed to be other than temporarily impaired by $120 thousand.

In the second quarter of 2013, the Company purchased $5.0 million of bank owned life insurance in order to offset the cost of employee benefits.

As of June 30, 2013, total deposits were $271.2 million compared to $275.2 million at year-end 2012. This represents a decrease in balances of $4.0 million or 1.5% during the six months. The main driver of the decline was $4.7 million of reductions in time deposit balances.

As of June 30, 2013, securities sold under repurchase agreements increased $4.9 million to $11.4 million from $6.5 million at December 31, 2012. This increase was the result of normal seasonality for these customers.

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

At June 30, 2013, cash totaled $7.1 million, federal funds sold totaled $304 thousand, interest-bearing deposits totaled $28.5 million, and securities and loans maturing in one year or less totaled $23.5 million. This results in a liquidity ratio as of June 30, 2013 of 17.7% as compared to 18.6% as of December 31, 2012. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan. Given current economic uncertainty, management is maintaining a historically high level of liquidity.

In addition, as noted earlier, the Company has a line of credit with the FHLB of $65.6 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised mainly of outstanding common stock and retained earnings. Capital can be increased with securities offerings or through earnings. On December 31, 2012, the Company sold a total of 2,200,000 shares of its common stock at a purchase price of $4.25 per share to certain accredited investors in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company received gross proceeds of $9.35 million from such private placement. The Company has a formal capital policy and plan, and management believes that the capital level at June 30, 2013, which was enhanced by this successful private placement, supports plans for growth.

Several factors impact shareholders’ equity, including net income, and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. Shareholders’ equity before accumulated other comprehensive income (loss) was $37.5 million on June 30, 2013 compared to $37.0 million on December 31, 2012. Accumulated other comprehensive loss increased $968 thousand between December 31, 2012 and June 30, 2013, a result of increases in unrealized losses in the investment portfolio due to increased market rates.

Book value per share, before accumulated other comprehensive loss, on June 30, 2013, compared to December 31, 2012, increased to $7.78 from $7.68. Book value per share, including accumulated other comprehensive loss, decreased to $7.50 from $7.60 on June 30, 2013 as compared to December 31, 2012. No cash dividends were paid for the six-month period ended June 30, 2013, nor for the comparable period ended June 30, 2012. Of the 10,000,000 common shares authorized, 4,817,856 were outstanding on June 30, 2013, up 7,000 shares from 4,810,856 on December 31, 2012, a result of stock awarded to the Company’s Chief Executive Officer, Executive Vice President and Chief Financial Officer.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of June 30, 2013, the Bank maintained Tier 1 capital of $29.8 million, net risk weighted assets of $225.3 million, and Tier 2 capital of $2.8 million. On June 30, 2013, the Tier 1 leverage ratio was 9.06%, the capital to risk weighted assets ratio was 13.23%, and the total capital ratio to risk weighted assets ratio was 14.48%.

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

Off Balance Sheet Arrangements

(unaudited)	June 30, 2013	December 31, 2012
(Dollars in Thousands)
Total Loan Commitments Outstanding	$31,881	$30,459
Standby-by Letters of Credit	325	359

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3, Amendments to the Accounting Standards Codification, for information related to the adoption of new amendments to the Accounting Standards Codification.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of June 30, 2013.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the six months ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None to report.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements. *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data File attached as Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 14, 2013	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)