Form 10-Q
period 2013-09-30
BAY BANKS OF VIRGINIA INC
filed 2013-11-12
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

4,817,856 shares of common stock on November 6, 2013

FORM 10-Q

For the interim period ending September 30, 2013.

PART I – FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012 (1)
	(Unaudited)
ASSETS
Cash and due from banks	$7,537,010	$4,757,889
Interest-bearing deposits	13,026,634	35,166,448
Federal funds sold	497,188	48,009
Securities available for sale, at fair value	39,954,790	36,700,520
Restricted securities	1,623,350	1,584,700
Loans receivable, net of allowance for loan losses of $2,979,344 and $3,093,623	245,885,715	235,474,626
Loans held for sale	161,000	669,900
Premises and equipment, net	10,884,404	11,611,688
Accrued interest receivable	1,068,966	1,070,763
Other real estate owned, net	3,910,728	3,151,346
Bank owned life insurance	5,081,916	—
Goodwill	2,807,842	2,807,842
Mortgage servicing rights	535,034	—
Other assets	1,965,487	1,753,945

Total assets	$334,940,064	$334,797,676

LIABILITIES
Noninterest-bearing deposits	$57,094,032	$50,467,907
Savings and interest-bearing demand deposits	115,334,496	117,954,879
Time deposits	99,535,358	106,751,785

Total deposits	271,963,886	275,174,571

Securities sold under repurchase agreements	9,430,510	6,459,839
Federal Home Loan Bank advances	15,000,000	15,000,000
Other liabilities	1,905,785	1,578,295

Total liabilities	298,300,181	298,212,705

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,817,856 and 4,810,856 shares, respectively)	24,089,280	24,054,280
Additional paid-in capital	2,757,449	2,670,021
Retained earnings	11,233,602	10,241,396
Accumulated other comprehensive loss, net	(1,440,448)	(380,726)

Total shareholders’ equity	36,639,883	36,584,971

Total liabilities and shareholders’ equity	$334,940,064	$334,797,676

(1)	Derived from the audited consolidated financial statements.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$3,182,155	$3,209,477	$9,471,186	$9,698,516
Securities:
Taxable	103,029	143,605	344,691	524,549
Tax-exempt	100,833	55,154	225,813	187,779
Federal funds sold	197	141	533	2,751
Interest-bearing deposit accounts	13,293	7,488	48,810	23,111

Total interest income	3,399,507	3,415,865	10,091,033	10,436,706

INTEREST EXPENSE
Deposits	582,396	705,026	1,813,684	2,171,147
Federal funds purchased	8	389	398	389
Securities sold under repurchase agreements	3,259	4,213	13,273	12,280
FHLB advances	102,275	141,813	347,424	423,660

Total interest expense	687,938	851,441	2,174,779	2,607,476

Net interest income	2,711,569	2,564,424	7,916,254	7,829,230

Provision for loan losses	304,000	680,000	566,000	1,322,685

Net interest income after provision for loan losses	2,407,569	1,884,424	7,350,254	6,506,545

NON-INTEREST INCOME

Income from fiduciary activities	165,574	164,914	492,688	482,756
Service charges and fees on deposit accounts	270,295	248,381	811,421	608,070
VISA-related fees	252,078	254,539	657,794	626,662
Other service charges and fees	399,455	233,001	874,676	677,796
Secondary market lending fees (refer to Note 2)	665,100	177,003	965,832	375,898
Bank owned life insurance income	46,922	—	81,916	—
Net gains on sale of securities available for sale	12,992	454,944	283,706	957,760
Loss on securities with other-than-temporary impairment	—	—	(168,000)	—
Portion of loss recognized in other comprehensive income	—	—	48,000	—

Net impairment recognized in income	—	—	(120,000)	—
Net gains (losses) on fixed assets	165,068	—	165,068	(4,906)
Other income	7,812	21,625	34,129	80,025

Total non-interest income	1,985,296	1,554,407	4,247,230	3,804,061

NON-INTEREST EXPENSES

Salaries and employee benefits	1,603,510	1,398,991	4,941,259	4,345,629
Occupancy expense	490,983	469,740	1,476,731	1,520,105
Bank franchise tax	43,935	42,990	131,805	128,970
VISA expense	213,052	207,707	558,529	515,811
Telephone expense	50,243	46,770	152,212	121,831
FDIC assessments	105,150	102,582	310,099	310,284
Debit card expense	21,661	57,373	58,842	173,222
Foreclosure property expense	34,472	54,062	95,964	159,848
Other real estate losses	239,972	121,057	493,871	444,906
Consulting expense	89,236	53,453	117,751	174,558
Other expense	653,571	565,531	1,909,771	1,869,403

Total non-interest expenses	3,545,785	3,120,256	10,246,834	9,764,567

Net income before income taxes	847,080	318,575	1,350,650	546,039

Income tax expense	226,986	86,036	358,444	110,823

Net income	$620,094	$232,539	$992,206	$435,216

Basic Earnings Per Share
Average basic shares outstanding	4,817,856	2,610,856	4,816,523	2,610,856
Earnings per share, basic	$0.13	$0.09	$0.21	$0.17

Diluted Earnings Per Share
Average diluted shares outstanding	4,820,172	2,612,258	4,818,903	2,612,684
Earnings per share, diluted	$0.13	$0.09	$0.21	$0.17

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income	$620,094	$232,539	$992,206	$435,216
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(125,338)	93,068	(1,441,933)	308,985
Deferred tax benefit (expense)	42,615	(31,643)	490,257	(105,055)
Reclassification of net securities (gains) and impairments recognized in net income	(12,992)	(454,944)	(163,706)	(957,760)
Deferred tax benefit	4,417	154,681	55,660	325,638

Unrealized losses adjustment, net of tax	(91,298)	(238,838)	(1,059,722)	(428,192)

Defined benefit pension plan:
Net periodic pension cost	22,436	17,860	67,309	53,580
Net pension loss	(22,436)	(17,860)	(67,309)	(53,580)
Deferred tax benefit	—	—	—	—

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Post retirement benefit plan:
Net periodic cost	1,124	735	3,372	2,206
Net loss	(1,124)	(735)	(3,372)	(2,206)
Deferred tax benefit	—	—	—	—

Post retirement benefit plan adjustment, net of tax	—	—	—	—

Total other comprehensive loss	(91,298)	(238,838)	(1,059,722)	(428,192)

Comprehensive income (loss)	$528,796	$(6,299)	$(67,516)	$7,024

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)

Balance at beginning of period	4,810,856	$24,054,280	$2,670,021	$10,241,396	$(380,726)	$36,584,971
Net income	—	—	—	992,206	—	992,206
Other comprehensive loss	—	—	—	—	(1,059,722)	(1,059,722)
Stock-based compensation	7,000	35,000	87,428	—	—	122,428

Balance at end of period	4,817,856	$24,089,280	$2,757,449	$11,233,602	$(1,440,448)	$36,639,883

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Nine months ended September 30,	2013	2012
Cash Flows From Operating Activities
Net income	$992,206	$435,216

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	567,144	588,678
Net amortization and accretion of securities	295,348	196,708
Provision for loan losses	566,000	1,322,685
Stock-based compensation	122,428	2,925
Deferred income tax benefit	(7,259)	—
Gain on securities available-for-sale	(283,706)	(957,760)
Impairment loss on securities available-for-sale	120,000	—
Increase in OREO valuation allowance	248,641	221,734
Loss on sale of other real estate	245,230	223,172
(Gain) loss on disposal of fixed assets	(165,068)	4,906
Loan originations for sale to FNMA	(19,118,613)	(15,813,400)
Loan sales to FNMA	19,691,104	13,923,081
Gain on loans sold to FNMA	(334,991)	(247,081)
(Increase) decrease in accrued income and other assets	(843,219)	314,257
Increase (decrease) in other liabilities	880,667	(2,323)

Net cash provided by operating activities	2,975,912	212,798

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	2,774,338	2,651,986
Proceeds from sales and calls of available-for-sale securities	9,432,875	15,225,843
Purchase of bank owned life insurance	(5,000,000)	—
Purchases of available-for-sale securities	(17,198,766)	(7,228,452)
(Purchases) sales of restricted securities	(38,650)	406,500
Decrease (increase) in overnight funds in other banks	22,139,814	(70,329)
(Increase) decrease in federal funds sold	(449,179)	1,954,368
Loan originations and principal collections, net	(13,018,316)	(7,184,585)
Proceeds from sale of other real estate	1,075,899	718,094
Net sales (purchases) of premises and equipment	325,208	(73,451)

Net cash provided by investing activities	43,223	6,399,974

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	4,005,742	6,760,084
Net decrease in time deposits	(7,216,427)	(4,273,593)
Net increase in securities sold under repurchase agreements	2,970,671	751,435

Net cash (used in) provided by financing activities	(240,014)	3,237,926

Net increase in cash and due from banks	2,779,121	9,850,698

Cash and due from banks at beginning of period	4,757,889	4,728,895

Cash and due from banks at end of period	$7,537,010	$14,579,593

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,159,229	$2,617,304

Income taxes	211,943	109,961

Non-cash investing and financing:
Unrealized loss on investment securities	(1,605,639)	(648,776)

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	2,312,627	2,012,095

Changes in deferred taxes resulting from OCI transactions	545,918	220,504

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note 1:	General

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

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income, such as deferred fees and costs, and charge-offs. Interest on loans is recognized over the term of the loan and is calculated using the interest method on principal amounts outstanding. Loan origination fees and certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield via straight line amortization over the contractual term of the loan, adjusted for early pay-offs.

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

During the third quarter of 2012, management enhanced the ALL calculation methodology by changing the historical loss factor period from six quarters to the length of a business cycle. This increased the historical loss period to 16 quarters, since the then current business cycle was assumed to have begun in the fourth quarter of 2008. As the length of that business cycle extended, so did the length of the historical loss factor period. During the third quarter of 2013, management ceased this approach and determined that 19 quarters of historical losses will be used henceforth. This change in methodology produced an immaterial change in the ALL calculation.

The allowance consists of specific, general, and unallocated components. Generally, large adversely risk rated loans, loans in bankruptcy, non-accruing loans, or loans more than 30 days past due, are evaluated to determine which are impaired for purposes of establishing the specific component. For those loans determined to be impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates smaller commercial loans, residential mortgages and consumer loans, grouped into segments. Historical loss experience is calculated and applied to each segment, then adjusted for qualitative factors. Qualitative factors include changes in the local economic outlook, including unemployment, interest rates, inflation rates and real estate trends; the level and trend of past due and nonaccrual loans; strength of policies and procedures; and oversight of credit risk and quality of underwriting. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

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

Special Mention – Adverse trends in the borrower’s financial position are evident and warrant management’s close attention and any collateral may not be fully adequate to secure loan balance.

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

The specific component of the ALL calculation evaluates large adversely classified loans for impairment, as noted above. Adversely classified loans are considered to be those loans risk rated as substandard, doubtful or loss. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Accrual of interest may or may not be discontinued for any given impaired loan. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Because large groups of smaller balance homogeneous loans are collectively evaluated for impairment, the Company does not generally separately identify smaller balance individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The general component of the ALL calculation collectively evaluates groups of loans in segments, as noted above. Segments are not disaggregated into classes. These segments are 1) Construction, land and land development; 2) Farmland; 3) Residential first mortgages; 4) Residential revolving and junior mortgages; 5) Commercial mortgages (non-owner-occupied); 6) Commercial mortgages (owner-occupied); 7) Commercial and industrial; and 8) Consumer. Every loan is assigned to a segment. Segments 1 through 6 are secured by real estate. Segments 7 and 8 are secured by other types of collateral or are unsecured. A given segment may not reflect the purpose of a loan. For example, a business owner may provide his residence as collateral for a loan to his company, in which case the loan would be grouped in a residential mortgage segment.

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

Additions to the allowance for loan losses are made by charges to earnings through the provision for loan losses. Charge-offs are credit exposures deemed to be uncollectible and the allowance for loan losses is reduced by these. Recoveries of previously charged off amounts are credited back to the allowance for loan losses. Charge-off policies are materially the same for all types of loans.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management grants a concession to a borrower that it would not otherwise consider, the related loan is deemed to be a troubled debt restructuring (“TDR”). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. All TDRs are considered impaired and are measured for impairment as noted above.

Mortgage Servicing Rights (“MSRs”)

The Company has sold mortgages that it has originated to a third party for a number of years. Due to the low volume of mortgage sales prior to 2013 and the immateriality of the asset associated with retention of the mortgage servicing rights to the balance sheet, the Company had not recorded the mortgage servicing rights asset at the time of the sale of the mortgage to the third party prior to 2013. The Company recognized the cumulative mortgage servicing right in the third quarter of 2013. The overstatement of income in 2013 of approximately $215,000 after tax ($325,000 pre-tax adjusted for a 34% tax rate) represents the fair value of servicing rights retained prior to 2013. The Company will be accounting for the mortgage servicing rights under the fair value method going forward.

The Company has evaluated this uncorrected misstatement in consideration and accordance with the guidance from Staff Accounting Bulletins (“SAB”) 99 and 108, in order to determine whether it is material to the financial statements taken as a whole. The Company’s evaluation process included consideration of the nature, cause, amount and effect of the misstatement from both a quantitative and qualitative perspective.

It is management’s judgment that the adjustment to the 2013 financial statements for mortgage servicing rights, related to 2012 and prior, is not material to the 2013 balance sheet, results of operations and cash flows taken as a whole. Management believes that users of the Company’s financial statements and other financial information will not consider the adjustment material to their investment decision process.

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

Note 4:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

Available-for-sale securities September 30, 2013 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,537,023	$11,603	$(71,604)	$9,477,022
State and municipal obligations	28,535,384	102,745	(1,189,126)	27,449,003
Certificates of deposits	1,985,000	11,765	—	1,996,765
Auction rate securities	1,080,000	—	(48,000)	1,032,000

	$41,137,407	$126,113	$(1,308,730)	$39,954,790

Available-for-sale securities December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,411,627	$78,178	$(25,990)	$9,463,815
State and municipal obligations	23,480,871	412,759	(44,102)	23,849,528
Certificates of deposits	1,985,000	3,271	(1,094)	1,987,177
Auction rate securities	1,400,000	—	—	1,400,000

	$36,277,498	$494,208	$(71,186)	$36,700,520

Gross realized gains and gross realized losses on sales an calls of securities were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Gross realized gains	$12,992	$454,944	$285,286	$959,588
Gross realized losses	—	—	(1,580)	(1,828)

Net realized gains	$12,992	$454,944	$283,706	$957,760

Average yields on securities were 2.40% and 2.66% for the three months ended September 30, 2013 and 2012, respectively; and 2.28% and 2.83% for the nine months ended September 30, 2013 and 2012, respectively.

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at September 30, 2013 are as follows:

	Amortized Cost	Fair Value
Due one year or less	$5,805,769	$5,808,257
Due after one year through five years	14,945,406	14,889,307
Due after five years through ten years	16,772,341	15,963,447
Due after ten years	3,613,891	3,293,779

	$41,137,407	$39,954,790

Securities with a market value of $11.7 million and $8.1 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2013 and December 31, 2012, respectively.

Securities in an unrealized loss position at September 30, 2013 and December 31, 2012, by duration of the unrealized loss, are shown below. With the exception of the auction rate security, the unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipalities securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at September 30, 2013 included 16 certificates of deposit and 52 municipals. Bonds with unrealized loss positions at December 31, 2012 included three certificates of deposit, 10 municipals and two federal agencies. The tables are shown below.

	Less than 12 months		12 months or more		Total
September 30, 2013 (unaudited)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$6,915,018	$71,604	$—	$—	$6,915,018	$71,604
States and municipal obligations	15,959,238	1,152,849	1,699,461	36,277	17,658,699	1,189,126
Certificates of deposits	—	—	—	—	—	—
Auction rate securities	1,032,000	48,000	—	—	1,032,000	48,000

Total temporarily impaired securities	$23,906,256	$1,272,453	$1,699,461	$36,277	$25,605,717	$1,308,730

	Less than 12 months		12 months or more		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,080,438	$25,990	$—	$—	$1,080,438	$25,990
States and municipal obligations	2,863,106	37,731	1,037,825	6,371	3,900,931	44,102
Certificates of deposits	742,906	1,094	—	—	742,906	1,094
Auction rate securities	—	—	—	—	—	—

Total temporarily impaired securities	$4,686,450	$64,815	$1,037,825	$6,371	$5,724,275	$71,186

The following table summarized cumulative credit related other-than temporary impairment losses recognized on the one auction rate security held by the Company (no other-than-temporary-impairment was recognized in the other income statement period presented):

For the nine months ended September 30, 2013
Balance, beginning of the period	$—
Impairment losses recognized during the period	120,000
Realized losses from sales	—

Balance, end of period	$120,000

The Company holds one $1.2 million face amount South Carolina Student Loan Corporation auction rate security. During the second quarter of 2013, the South Carolina Student Loan Corporation made a tender and exchange offer with regards to these auction rate securities with the provision that 50% of the security holders were required for the tender offer to be consummated. The tender offer was not accepted by the required 50% of security holders. As a result of the tender and exchange offer, the Company determined that the value of these auction rate securities were other than temporarily impaired. The market value of the securities was estimated based on Level 3 inputs (refer to Note 11). The Company recognized a other-than-temporary impairment charge of $120 thousand in income, plus a $48 thousand unrealized loss component with $31,680, net of tax effect, in accumulated other comprehensive income related to this security during the nine months ended September 30, 2013.

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.1 million at September 30, 2013 and $ 1.1 million at December 31, 2012. The investment in FHLB stock is a required investment related to the Company’s membership with FHLB. This investment is carried at cost since there is no ready market and redemptions have historically has been made at par. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2013 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available for sale securities portfolio.

Note 5:	Loans

The following is a summary of the balances of loans:

	September 30, 2013	December 31, 2012
	(unaudited)
Loans secured by real estate:
Construction, Land and Land Development	$28,837,320	$29,024,294
Farmland	1,283,588	1,442,757
Commercial Mortgages (Non-Owner Occupied)	15,022,880	13,420,551
Commercial Mortgages (Owner Occupied)	33,659,674	33,634,384
Residential First Mortgages	113,917,591	106,885,794
Residential Revolving and Junior Mortgages	24,083,948	26,982,512
Commercial and Industrial loans	25,961,533	20,524,547
Consumer Loans	6,098,525	6,653,410

Total loans	$248,865,059	$238,568,249
Allowance for loan losses	(2,979,344)	(3,093,623)

Loans, net	$245,885,715	$235,474,626

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

Loans Past Due and Non-accruing September 30, 2013 (unaudited)	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$65,217	$—	$596,202	$661,419	$28,175,901	$28,837,320
Farmland	—	—	—	—	1,283,588	1,283,588
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	15,022,880	15,022,880
Commercial Mortgages (Owner Occupied)	—	—	274,322	274,322	33,385,352	33,659,674
Residential First Mortgages	428,194	—	1,483,554	1,911,748	112,005,843	113,917,591
Residential Revolving and Junior Mortgages	7,544	—	91,860	99,404	23,984,544	24,083,948
Commercial and Industrial	347,777	—	—	347,777	25,613,756	25,961,533
Consumer Loans	117,756	31,336	3,513	152,605	5,945,920	6,098,525

Total	$966,488	$31,336	$2,449,451	$3,447,275	$245,417,784	$248,865,059

Loans Past Due and Non-accruing December 31, 2012	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$230,866	$—	$655,397	$886,263	$28,138,031	$29,024,294
Farmland	—	—	—	—	1,442,757	1,442,757
Commercial Mortgages (Non-Owner Occupied)	—	—	318,418	318,418	13,102,133	13,420,551
Commercial Mortgages (Owner Occupied)	—	71,254	819,467	890,721	32,743,663	33,634,384
Residential First Mortgages	761,981	502	2,677,788	3,440,271	103,445,523	106,885,794
Residential Revolving and Junior Mortgages	18,081	—	1,257,915	1,275,996	25,706,516	26,982,512
Commercial and Industrial	100,886	50,075	—	150,961	20,373,586	20,524,547
Consumer Loans	12,193	3,688	1,479	17,360	6,636,050	6,653,410

Total	$1,124,007	$125,519	$5,730,464	$6,979,990	$231,588,259	$238,568,249

Non-accruing loans that are not 90 days or more past due are $1.7 million at September 30, 2013 and $2.8 million at December 31, 2012.

Note 6:	Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
For the Three Months Ended September 30, 2013 (unaudited)
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$227,749	$2,000	$84,000	$428,808	$1,049,489	$669,423	$250,000	$266,210	$5,468	$2,983,147
(Charge-offs)	(2,195)	—	—	—	(8,694)	(252,744)	—	(50,392)	—	(314,025)
Recoveries	3,099	—	—	—	—	471	1,500	1,153	—	6,223
Provision	(51,653)	(2,000)	(11,000)	(61,808)	184,959	166,056	61,500	23,413	(5,468)	303,999

Ending Balance	$177,000	$—	$73,000	$367,000	$1,225,754	$583,206	$313,000	$240,384	$—	$2,979,344

Individually evaluated for impairment	$—	$—	$—	$—	$385,417	$188,206	$—	$33,384	$—	$607,007
Collectively evaluated for impairment	$177,000	$—	$73,000	$367,000	$840,337	$395,000	$313,000	$207,000	$—	$2,372,337

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
For the Three Months Ended September 30, 2012 (unaudited)
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$173,871	$1,000	$89,000	$374,796	$1,235,341	$610,440	$287,832	$261,210	$307,468	$3,340,958
(Charge-offs)	(142,618)	—	—	—	(451,078)	(6,714)	(65,000)	(39,590)	—	(705,000)
Recoveries	—	—	242	—	1,934	—	—	19,530	—	21,706
Provision	130,888	—	(242)	165,794	384,161	59,156	222,866	24,060	(306,683)	680,000

Ending Balance	$162,141	$1,000	$89,000	$540,590	$1,170,358	$662,882	$445,698	$265,210	$785	$3,337,664

Individually evaluated for impairment	$91,141	$—	$—	$194,590	$404,358	$487,882	$186,698	$74,210	$—	$1,438,879
Collectively evaluated for impairment	$71,000	$1,000	$89,000	$346,000	$766,000	$175,000	$259,000	$191,000	$785	$1,898,785

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
For the Nine Months Ended September 30, 2013 (unaudited)
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$191,882	$2,000	$106,000	$545,084	$1,209,454	$517,253	$262,000	$252,210	$7,740	$3,093,623
(Charge-offs)	(2,195)	—	—	—	(373,706)	(252,744)	(16,897)	(105,281)		(750,823)
Recoveries	19,951	—	18,889	—	24,360	471	1,535	5,339		70,545
Provision	(32,638)	(2,000)	(51,889)	(178,084)	365,646	318,226	66,362	88,116	(7,740)	565,999

Ending Balance	$177,000	$—	$73,000	$367,000	$1,225,754	$583,206	$313,000	$240,384	$—	$2,979,344

Individually evaluated for impairment	$—	$—	$—	$—	$385,417	$188,206	$—	$33,384	$—	$607,007
Collectively evaluated for impairment	$177,000	$—	$73,000	$367,000	$840,337	$395,000	$313,000	$207,000	$—	$2,372,337

For the Nine Months Ended September 30, 2012 (unaudited)	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer Loans	Unallocated	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$190,500	$—	$88,000	$554,318	$1,161,551	$719,121	$281,650	$185,000	$8,401	$3,188,541
(Charge-offs)	(200,278)	—	(283,569)	—	(654,622)	(39,388)	(250,427)	(114,971)	—	(1,543,256)
Recoveries	—	—	285,326	—	1,934	—	10,869	71,564	—	369,693
Provision	171,919	1,000	(757)	(13,728)	661,495	(16,851)	403,606	123,617	(7,616)	1,322,686

Ending Balance	$162,141	$1,000	$89,000	$540,590	$1,170,358	$662,882	$445,698	$265,210	$785	$3,337,664

Individually evaluated for impairment	$91,141	$—	$—	$194,590	$404,358	$487,882	$186,698	$74,210	$—	$1,438,879

Collectively evaluated for impairment	$71,000	$1,000	$89,000	$346,000	$766,000	$175,000	$259,000	$191,000	$785	$1,898,785

Loan receivables evaluated for impairment individually and collectively by segment as of September 30, 2013 and December 31, 2012 are as follows:

As of September 30, 2013	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer Loans	Total
LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$452,603	$—	$264,056	$2,321,551	$4,862,797	$365,278	$—	$39,400	$8,305,685
Collectively evaluated for impairment	28,384,717	1,283,588	14,758,824	31,338,123	109,054,794	23,718,670	25,961,533	6,059,125	240,559,374

Total Gross Loans	$28,837,320	$1,283,588	$15,022,880	$33,659,674	$113,917,591	$24,083,948	$25,961,533	$6,098,525	$248,865,059

As of December 31, 2012
LOAN RECEIVABLES:
Ending Balance:
Individually evaluated for impairment	$275,650	$—	$—	$1,617,001	$4,278,290	$1,336,761	$—	$73,978	$7,581,680
Collectively evaluated for impairment	28,748,644	1,442,757	13,420,551	32,017,383	102,607,504	25,645,751	20,524,547	6,579,432	230,986,569

Total Gross Loans	$29,024,294	$1,442,757	$13,420,551	$33,634,384	$106,885,794	$26,982,512	$20,524,547	$6,653,410	$238,568,249

Internal risk rating grades are generally assigned to commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which are impaired, loans to real estate developers and contractors, consumer loans greater than $250,000 with chronic delinquency, and TDRs, as shown in the following table. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades (refer to Note 2) are evaluated as new information becomes available for each borrowing relationship or at least quarterly.

	Construction,		Commercial	Commercial
As of September 30, 2013	Land and		Mortgages	Mortgages	Commercial
INTERNAL RISK	Land		(Non-Owner	(Owner	and
RATING GRADES	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$22,124,916	$1,283,588	$8,929,269	$23,766,686	$22,752,433	$78,856,892
Watch	4,109,037	—	3,447,988	6,987,815	2,276,135	16,820,975
Special mention	1,313,018	—	2,306,567	167,562	467,364	4,254,511
Substandard	1,290,349	—	339,056	2,737,611	465,601	4,832,617
Doubtful	—	—	—	—	—	—

Total	$28,837,320	$1,283,588	$15,022,880	$33,659,674	$25,961,533	$104,764,995

	Construction,		Commercial	Commercial
As of December 31, 2012	Land and		Mortgages	Mortgages	Commercial
INTERNAL RISK	Land		(Non-Owner	(Owner	and
RATING GRADES	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$21,877,355	$1,442,757	$7,362,289	$23,974,131	$16,418,910	$71,075,442
Watch	4,746,266	—	2,824,575	6,680,142	2,866,739	17,117,722
Special mention	1,162,388	—	2,574,371	338,902	759,554	4,835,215
Substandard	1,038,285	—	659,316	2,641,209	479,344	4,818,154
Doubtful	200,000	—	—	—	—	200,000

Total	$29,024,294	$1,442,757	$13,420,551	$33,634,384	$20,524,547	$98,046,533

Loans not assigned internal risk rating grades are comprised of smaller residential mortgages and smaller consumer loans. Payment activity of these loans is reviewed monthly by management. However, some of these loans are graded when the borrower’s total exposure to the Bank exceeds the limits noted above. Loans are considered to be nonperforming when they are delinquent by 90 days or more or non-accruing and credit risk is primarily evaluated by delinquency status, as shown in the table below.

		Residential
	Residential	Revolving
As of September 30, 2013 (unaudited)	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (1)	Mortgages (2)	Loans (3)	Total
Performing	$112,434,037	$23,992,088	$6,063,676	$142,489,801
Nonperforming	1,483,554	91,860	34,849	1,610,263

Total	$113,917,591	$24,083,948	$6,098,525	$144,100,064

		Residential
	Residential	Revolving
As of December 31, 2012	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (4)	Mortgages (5)	Loans (6)	Total
Performing	$104,207,504	$25,724,597	$6,648,243	$136,580,344
Nonperforming	2,678,290	1,257,915	5,167	3,941,372

Total	$106,885,794	$26,982,512	$6,653,410	$140,521,716

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $5,169,080 as of September 30, 2013.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $382,611.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $41,311 as of September 30, 2013.

(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $4,676,938 as of December 31, 2012.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $536,019 and Doubtful totaled $847,581 as of December 31, 2012.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $75,409 as of December 31, 2012.

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable as of September 30, 2013 and December 31, 2012 along with the average recorded investment and interest income recognized for the three and nine months ended September 30, 2013 and 2012.

	As of September 30, 2013
IMPAIRED LOANS
(unaudited)	Recorded	Customers’ Unpaid	Related
With no related allowance:	Investment	Principal Balance	Allowance
Construction, land & land development	$452,603	$453,438	$—
Farmland	—	—	—
Residential First Mortgages	2,603,288	2,604,644	—
Residential Revolving and Junior Mortgages (1)	98,153	98,153	—
Commercial Mortgages (Non-owner occupied)	264,056	264,056	—
Commercial Mortgages (Owner occupied)	2,321,551	2,327,734	—
Commercial & industrial	—	—	—
Consumer (2)	—	—	—

	$5,739,651	$5,748,025	$—

With an allowance recorded:
Construction, land & land development	$—	$—	$—
Farmland	—	—	—
Residential First Mortgages	2,259,509	2,259,509	385,417
Residential Revolving and Junior Mortgages (1)	267,125	842,698	188,206
Commercial Mortgages (Non-owner occupied)	—	—	—
Commercial Mortgages (Owner occupied)	—	—	—
Commercial & industrial	—	—	—
Consumer (2)	39,400	39,400	33,384

	$2,566,034	$3,141,607	$607,007

Total Impaired Loans:
Construction, land & land development	$452,603	$453,438	$—
Farmland	—	—	—
Residential First Mortgages	4,862,797	4,864,153	385,417
Residential Revolving and Junior Mortgages (1)	365,278	940,851	188,206
Commercial Mortgages (Non-owner occupied)	264,056	264,056	—
Commercial Mortgages (Owner occupied)	2,321,551	2,327,734	—
Commercial & industrial	—	—	—
Consumer (2)	39,400	39,400	33,384

	$8,305,685	$8,889,632	$607,007

(1)	Junior mortgages include equity lines
(2)	Includes credit cards

	As of December 31, 2012
IMPAIRED LOANS
With no related allowance:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
Construction, land & land development	$213,768	$213,914	$—
Farmland	—	—	—
Residential First Mortgages	1,495,910	1,495,910	—
Residential Revolving and Junior Mortgages (1)	971,654	1,785,259	—
Commercial Mortgages (Non-owner occupied)	—	—	—
Commercial Mortgages (Owner occupied)	758,391	758,391	—
Commercial & industrial	—	—	—
Consumer (2)	—	—	—

	$3,439,723	$4,253,474	$—

With an allowance recorded:
Construction, land & land development	$61,882	$65,566	$25,882
Farmland	—	—	—
Residential First Mortgages	2,782,380	2,807,875	467,454
Residential Revolving and Junior Mortgages (1)	365,107	381,452	101,253
Commercial Mortgages (Non-owner occupied)	—	—	—
Commercial Mortgages (Owner occupied)	858,610	858,610	165,084
Commercial & industrial	—	—	—
Consumer (2)	73,978	73,978	74,210

	$4,141,957	$4,187,481	$833,883

Total Impaired Loans:
Construction, land & land development	$275,650	$279,480	$25,882
Farmland	—	—	—
Residential First Mortgages	4,278,290	4,303,785	467,454
Residential Revolving and Junior Mortgages (1)	1,336,761	2,166,711	101,253
Commercial Mortgages (Non-owner occupied)	—	—	—
Commercial Mortgages (Owner occupied)	1,617,001	1,617,001	165,084
Commercial & industrial	—	—	—
Consumer (2)	73,978	73,978	74,210

	$7,581,680	$8,440,955	$833,883

(1)	Junior mortgages include equity lines
(2)	Includes credit cards

	For the Three Months Ended		For the Three Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
IMPAIRED LOANS	Recorded	Income	Recorded	Income
(unaudited)	Investment	Recognized	Investment	Recognized
With no related allowance:
Construction, land & land development	$232,837	$6,670	$—	$—
Farmland	—	—	—	—
Residential First Mortgages	2,402,503	27,216	1,812,224	4,175
Residential Junior Mortgages (1)	98,153	1,349	155,161	666
Commercial Mortgages (Non-owner occupied)	132,028	3,963	—	—
Commercial Mortgages (Owner occupied)	1,804,619	29,497	585,849	6,888
Commercial & industrial	—	—	315,959	—
Consumer (2)	—	—	—	—

	$4,670,140	$68,695	$2,869,193	$11,729

With an allowance recorded:
Construction, land & land development	$—	$—	$263,002	$—
Farmland	—	—	—	—
Residential First Mortgages	2,051,204	34,255	2,138,124	19,047
Residential Junior Mortgages (1)	267,375	2,256	1,621,845	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	1,012,224	—
Commercial & industrial	—	—	198,590	—
Consumer (2)	55,806	1,161	84,210	2,430

	$2,374,385	$37,672	$5,317,995	$21,477

Total
Construction, land & land development	$232,837	$6,670	$263,002	$—
Farmland	—	—	—	—
Residential First Mortgages	4,453,707	61,471	3,950,348	23,222
Residential Junior Mortgages (1)	365,528	3,605	1,777,006	666
Commercial Mortgages (Non-owner occupied)	132,028	3,963	—	—
Commercial Mortgages (Owner occupied)	1,804,619	29,497	1,598,073	6,888
Commercial & industrial	—	—	514,549	—
Consumer (2)	55,806	1,161	84,210	2,430

	$7,044,525	$106,367	$8,187,188	$33,206

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
IMPAIRED LOANS	Recorded	Income	Recorded	Income
(unaudited)	Investment	Recognized	Investment	Recognized
With no related allowance:
Construction, land & land development	$123,216	$6,670	$—	$—
Farmland	—	—	—	—
Residential First Mortgages	1,929,720	69,037	1,794,078	46,668
Residential Junior Mortgages (1)	97,700	1,471	142,643	4,416
Commercial Mortgages (Non-owner occupied)	66,014	3,963	—	—
Commercial Mortgages (Owner occupied)	1,547,535	47,054	347,402	17,678
Commercial & industrial	—	—	316,615	—
Consumer (2)	—	—	—	—

	$3,764,185	$128,195	$2,600,738	$68,762

With an allowance recorded:
Construction, land & land development	$—	$—	$264,230	$—
Farmland	—	—	—	—
Residential First Mortgages	1,898,593	84,640	1,691,635	50,864
Residential Junior Mortgages (1)	255,017	5,969	1,637,318	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	1,014,007	15,900
Commercial & industrial	—	—	144,926	—
Consumer (2)	64,679	4,238	65,658	6,480

	$2,218,289	$94,847	$4,817,774	$73,244

Total
Construction, land & land development	$123,216	$6,670	$264,230	$—
Farmland	—	—	—	—
Residential First Mortgages	3,828,313	153,677	3,485,713	97,532
Residential Junior Mortgages (1)	352,717	7,440	1,779,961	4,416
Commercial Mortgages (Non-owner occupied)	66,014	3,963	—	—
Commercial Mortgages (Owner occupied)	1,547,535	47,054	1,361,409	33,578
Commercial & industrial	—	—	461,541	—
Consumer (2)	64,679	4,238	65,658	6,480

	$5,982,474	$223,042	$7,418,512	$142,006

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At September 30, 2013 and December 31, 2012, non-accruing loans excluded from impaired loan disclosure totaled $1,102,681 and $721,951, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $12,164 and $6,181 during the three months ended September 30, 2013 and 2012, respectively, and $26,008 and $8,622 during the nine months ended September 30, 2013 and 2012, respectively.

Loans modified as TDR’s are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the nine months ended September 30, 2013 and 2012.

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land & land development (1)	2	$45,110	$45,110	—	$—	$—
Residential Revolving and Junior Mortgages (1)	—	—	—	1	59,827	59,827
Consumer (2)	1	7,953	7,953	—	—	—

TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
Residential First Mortgages (2)	1	$105,797		—	—

(1)	Modification was an extension of the loan term.
(2)	Modification was a capitalization of the interest.

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land & land development (1)	2	$45,110	$45,110	—	$—	$—
Residential First Mortgages (2)	1	206,505	205,091	1	650,113	647,094
Residential Revolving and Junior Mortgages (1)	—	—	—	1	59,827	59,827
Commercial Mortgages (Owner occupied) (3)	—	—	—	1	479,115	479,115
Consumer (2)	1	7,953	7,953	1	94,210	74,210

TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment		Number of Loans	Recorded Investment
Construction, land & land development (1)	—	$—		1	$142,618
Residential First Mortgages (3)	1	105,797		—	—
Commercial and industrial (1)	—	—		2	65,000

(1)	Modifications were an extension of the loan term.
(2)	Modifications were capitalization of interest for the 2013 modifications and an extension of loan terms for the 2012 modifications.
(3)	Modifications were capitalization of interest.

Note 7:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	4,817,856	$0.13	2,610,856	$0.09	4,816,523	$0.21	2,610,856	$0.17
Effect of dilutive securities:
Stock options	2,316		1,402		2,380		1,828
Diluted earnings per share	4,820,172	$0.13	2,612,258	$0.09	4,818,903	$0.21	2,612,684	$0.17

For the three months ended September 30, 2013 and 2012, options on 170,215 and 115,860 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the nine months ended September 30, 2013 and 2012, options on 170,215 and 110,360 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8:	Stock-Based Compensation

On June 28, 2013, the Company registered a new stock-based compensation plan, which superseded all other plans. There are 385,000 shares available for grant under this plan at September 30, 2013.

Stock-based compensation expense related to stock awards during the nine month periods ended September 30, 2013 and 2012 was $122,429 and $2,925, respectively. There was no unrecognized compensation expense related to stock options as of September 30, 2013. A total of 89,500 options were granted and vested during the nine months ended September 30, 2013. Compensation expense for stock options is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. The fair value of options granted under the former 2003 Incentive Stock Option Plan and the former 2008 Non-Employee Directors Stock Option Plan during the nine months ended September 30, 2013 was $1.08, respectively. The variables used in these calculations include the historical dividend yield of 3.6%, expected life of the options of five years, expected stock price volatility of 33.8%, and a risk-free interest rate of 0.86%, which is assumed to be the rate on 5-year U.S. Treasury bonds.

Stock option plan activity for the nine months ended September 30, 2013 (unaudited) is summarized below:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1	120,617	$9.51	5.4

Granted	89,500	5.25
Forfeited	(8,972)	9.00
Exercised	—	—
Expired	(7,596)	13.80

Options outstanding, September 30	193,549	7.39	7.0	$13,229

Options exercisable, September 30	193,549	7.39	7.0	$13,229

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on changes in the market value of the Company’s common stock.

As of February 21, 2013, a total of 7,000 shares of the Company’s common stock was awarded to the Chief Executive Officer, the Executive Vice President and the Chief Financial Officer. These shares vested immediately and $36,750 in compensation expense was recognized on that date.

Note 9:	Employee Benefit Plans

The Company has a non-contributory, defined benefit pension plan for full-time employees over 21 years of age. Under this cash balance plan, until December 31, 2012, the account balance for each participant would grow each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Company’s Board of Directors. Effective December 31, 2012, this plan was frozen to new participants. Annual pay credits have been discontinued, but each participant’s account balance will continue to grow based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses. The plan is unfunded and funded as benefits are due.

Components of Net Periodic Benefit Cost

(Unaudited)

	Pension Benefits		Post Retirement Benefits
Nine months ended September 30,	2013	2012	2013	2012
Service cost	$—	$190,714	$17,213	$19,501
Interest cost	107,444	133,724	22,430	22,468
Expected return on plan assets	(160,996)	(241,398)	—	—
Amortization of unrecognized prior service cost	—	(40,472)	—	—
Amortization of unrecognized net loss	67,309	53,580	3,372	2,206
Remaining amortization of unrecognized net loss due to settlements	62,280	168,580	—	—
Net gain due to curtailment	—	(291,413)	—	—
Amortization of transition obligation	—	—	2,185	2,185

Net periodic benefit cost	$76,037	$(26,685)	$45,200	$46,360

The Company expects to make no contribution to its pension plan and $23,945 to its post-retirement benefit plan in 2013. The Company has contributed $3,992 toward the post-retirement plan during the first nine months of 2013.

Note 10:	Long Term Debt

On September 30, 2013, the Bank had FHLB debt consisting of two advances (see table below). The $10 million advance was restructured during the second quarter of 2013 to extend the maturity and reduce the interest rate from 4.23% to a three month LIBOR-based floating rate advance.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $56.0 million. Immediate available credit, as of September 30, 2013, was $40.0 million. With additional collateral, the total line of credit is worth $66.8 million, with $50.8 million available.

The two advances are shown in the following table.

Description	Balance	Originated	Current Interest Rate	Maturity Date

Adjustable Rate Hybrid	$10,000,000	4/12/2013	2.38%	4/13/2020
Fixed Rate Hybrid	5,000,000	5/20/2011	2.69%	5/20/2014

	$15,000,000

Note 11:	Fair Value Measurements

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements at September 30, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
	(unaudited)
Securities available for sale:
U. S. Government agencies	$9,477,022	$—	$9,477,022	$—
State and municipal obligations	27,449,003	—	27,449,003	—
Certificates of deposit	1,996,765	—	1,996,765	—
Auction rate securities	1,032,000	—	—	1,032,000

Total securities available for sale:	$39,954,790	$—	$38,922,790	$1,032,000

		Fair Value Measurements at December 31, 2012 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available for sale:
U. S. Government agencies	$9,463,815	$—	$9,463,815	$—
State and municipal obligations	23,849,528	—	23,849,528	—
Certificates of deposit	1,987,177	—	1,987,177	—
Auction rate security	1,400,000	—	—	1,400,000

Total securities available for sale	$36,700,520	$—	$35,300,520	$1,400,000

Defined benefit plan assets:
Cash and cash equivalents	(5,539)	(5,539)	—	—
Mutual funds - fixed income	1,091,176	1,091,176	—	—
Mutual funds - equity	1,759,171	1,759,171	—	—

Total defined benefit plan assets	$2,844,808	$2,844,808	$—	$—

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period.

		Fair Value Measurements at September 30, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
	(unaudited)

Impaired Loans, net	$1,959,027	$—	$—	$1,959,027
Other real estate owned, net	3,910,728	—	—	3,910,728

		Fair Value Measurements at December 31, 2012 Using
Description	Balance	Level 1	Level 2	Level 3

Impaired Loans, net	$3,308,074	$—	$—	$3,308,074
Other real estate owned, net	3,151,346	—	—	3,151,346

The following table displays quantitative information about Level 3 Fair Value Measurements as of September 30, 2013:

Description	Balance	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(unaudited)

Impaired Loans, net	$1,959,027	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	0% - 100% (35%)

Other real estate owned, net	3,910,728	Discounted appraised value	Selling Cost	3% - 13% (6%)
			Lack of Marketability	7% - 30% (15%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2012:

Description	Balance	Valuation Technique	Unobservable Input	Range (Weighted Average)
	(unaudited)

Impaired Loans, net	$3,308,074	Discounted appraised value	Selling Cost	0% - 20% (11%)
			Lack of Marketability	10% - 100% (27%)

Other real estate owned, net	3,151,346	Discounted appraised value	Selling Cost	6% - 13% (6%)
			Lack of Marketability	10% - 20% (16%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at September 30, 2013 Using
Description	Balance as of September 30, 2013	Level 1	Level 2	Level 3
	(unaudited)
Financial Assets:
Cash and due from banks	$7,537,010	$7,537,010	$—	$—
Interest-bearing deposits	13,026,634	13,026,634	—	—
Federal funds sold	497,188	497,188	—	—
Securities available-for-sale	39,954,790	—	38,922,790	1,032,000
Restricted securities	1,623,350	—	—	1,623,350
Loans, net	245,885,715	—	—	251,573,000
Accrued interest receivable	1,068,966	—	1,068,966	—

Financial Liabilities:
Non-interest-bearing deposits	$57,094,032	$57,094,032	$—	$—
Savings and other interest-bearing deposits	115,334,496	—	115,334,496	—
Time deposits	99,535,358	—	—	101,560,000
Securities sold under repurchase agreements	9,430,510	—	9,430,510	—
FHLB advances	15,000,000	—	16,074,695	—
Accrued interest payable	172,361	—	172,361	—

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31,2012	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,757,889	$4,757,889	$—	$—
Interest-bearing deposits	35,166,448	35,166,448	—	—
Federal funds sold	48,009	48,009	—	—
Securities available-for-sale	36,700,520	—	35,300,520	1,400,000
Restricted securities	1,584,700	—	—	1,584,700
Loans, net	235,474,626	—	—	244,038,921
Accrued interest receivable	1,070,763	—	1,070,763	—

Financial Liabilities:
Non-interest-bearing deposits	$50,467,907	$50,467,907	$—	$—
Savings and other interest-bearing deposits	117,954,879	—	117,954,879	—
Time deposits	106,751,785	—	—	109,449,974
Securities sold under repurchase agreements	6,459,839	—	6,459,839	—
FHLB advances	15,000,000	—	16,483,342	—
Accrued interest payable	156,812	—	156,812	—

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At September 30, 2013 and December 31, 2012, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Three months ended September 30, 2013 (unaudited)
Beginning balance	$(689,229)	$(659,921)	$(1,349,150)
Change in net unrealized holding gains on securities, before reclassifications, net of tax benefit of $42,615	(82,723)	—	(82,723)
Reclassification for previously unrealized net (gains) and impairments on securities recognized in net income, net of tax of $4,417	(8,575)	—	(8,575)

Balance at September 30, 2013	$(780,527)	$(659,921)	$(1,440,448)

Three months ended September 30, 2012 (unaudited)
Beginning balance	$571,376	$(315,391)	$255,985
Change in net unrealized holding gains on securities, before reclassifications, net of tax of $31,643	61,425	—	61,425
Reclassification for previously unrealized net (gains) on securities recognized in net income, net of tax of $154,681	(300,263)	—	(300,263)

Balance at September 30, 2012	$332,538	$(315,391)	$17,147

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Nine months ended September 30, 2013 (unaudited)
Beginning balance	$279,195	$(659,921)	$(380,726)
Change in net unrealized holding gains on securities, before reclassifications, net of tax benefit of $490,257	(951,676)	—	(951,676)
Reclassification for previously unrealized net (gains) and impairments on securities recognized in net income, net of tax of $55,660	(108,046)	—	(108,046)

Balance at September 30, 2013	$(780,527)	$(659,921)	$(1,440,448)

Nine months ended September 30, 2012 (unaudited)
Beginning balance	$760,730	$(315,391)	$445,339
Change in net unrealized holding gains on securities, before reclassifications, net of tax of $105,055	203,930	—	203,930
Reclassification for previously unrealized net (gains) on securities recognized in net income, net of tax of $325,638	(632,122)	—	(632,122)

Balance at September 30, 2012	$332,538	$(315,391)	$17,147

Reclassification for previously unrealized gains and impairments on securities are reported in the consolidated statements of income as “Gains on sale of securities available for sale” and “net impairment recognized in income” with the corresponding income tax effect being reflected as a component of income tax expense. During the nine months ended September 30, 2013 and 2012, the Company reported net gains on sales of securities of $283,706 and $957,760, respectively; the tax effect of these transactions was $55,660 and $325,658, respectively, which was included as a component of income tax expense. Similarly, for the nine month period ended September 30, 2013, the Company recorded a net impairment loss on an other-than-temporarily-impaired security of $120,000, with a corresponding tax effect of $40,800 included as a component of income tax expense (refer to Note 4).

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

EXECUTIVE SUMMARY

Earnings increased 167% for the third quarter of 2013 compared to the third quarter of 2012 and 128% for the first nine months of 2013 compared to the first nine months of 2012. This allowed earnings per share to increase to $0.21 for the nine months ended September 30, 2013, even after the Company nearly doubled the number of shares outstanding as a result of its private placement of 2,200,000 shares of common stock in December 2012.

The third quarter results are highlighted by loan growth and increased earnings. The capital position remains solid. During the third quarter, the Bank’s loan portfolio grew by $14.2 million, and the portfolio of loans serviced for Fannie Mae grew by $4.7 million. The Company’s new residential loan production office which opened in Middlesex County in May of this year, has had a positive impact on loan growth. Core earnings remained a focus and the Company is working on prudent growth into contiguous markets. Asset quality remains good, with nonperforming assets at 1.9% of total assets. Mobile banking will be available to the Bank’s customers in the fourth quarter and the Company continues to make other changes which will be significant to the long-term success of the bank.

On September 30, 2013, the Bank closed a branch office, consolidating the accounts into two nearby branches. Transaction volumes in the branches continue to decline. Cost savings from the office closure is expected to be approximately $100,000 annually. The closed office is being marketed for sale and no impairment of the value of the property is expected.

On July 1, 2013, the Trust Company sold its former headquarters building and recognized a gain of $165 thousand from the sale. Expected cost savings are estimated to be $30 thousand annually.

The portfolio of loans serviced for Fannie Mae grew by $15.0 million since December 31, 2012 to $57.9 million as of September 30, 2013. As a result, the Bank began recognizing mortgage servicing rights in the third quarter which resulted in a cumulative adjustment of $535 thousand, with an after-tax impact of approximately $353 thousand.

Asset quality remains good. Non-performing assets are now 1.9% of assets as of September 30, 2013 compared to 2.7% at December 31, 2012. They are down to $6.4 million as of September 30, 2013 compared to $9.0 million as of December 31, 2012. OREO balances are $3.9 million as of September 30, 2013 compared to $3.2 million as of December 31, 2012. During the first nine months of 2013, ten OREO properties were sold and eight were added through foreclosures. Non-accruing loan balances are down to $2.4 million as of September 30, 2013 as compared to $5.7 million at December 31, 2012.

Annualized net loan charge-offs against the allowance for loan losses (“ALL”) are down to 0.38% of total loans during the first nine months of 2013 compared to 0.65% during the first nine months of 2012. This has resulted in corresponding reductions in provision for loan losses expense.

The net interest margin declined to 3.51% for the first nine months of 2013 compared to 3.60% for the same period in 2012. It has become increasingly difficult to reduce the cost of funds by the same or more than the reductions the Company is seeing in yields on loans and investments. As this historic low-rate climate continues, loan yields continue to decline, contributing to reduced interest income. In order to drive increases in interest income, the Bank’s main source of revenue, management is concentrating on loan growth via cautious expansion into new markets. Since December 31, 2012, loan balances have grown by $10.4 million. The refinance of a FHLB advance and scheduled maturities of time deposits in 2013, are expected to help to reduce the Company’s cost of funds. Maturities of time deposits are typically renewed at lower rates, leave the bank or transfer to a lower-cost checking or savings account.

Finally, the Company’s core capital levels and regulatory ratios remain substantially higher than what is considered “well capitalized” by the Company’s regulators, due in no small part to last fall’s successful capital raise. The Company took no Troubled Asset Relief Program (“TARP”) or Small Business Lending Fund (“SBLF”) investments from the U.S. Treasury. In July 2013, the FDIC and Federal Reserve approved a final rule to implement Basel III capital reforms, among other changes required by the Dodd-Frank Act. The Company expects the impact of these rules to not be significant to the Company based on its present capital position. The Company expects to comply with the new common equity requirements and other capital requirements under these reforms.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

EARNINGS SUMMATION

For the three months ended September 30, 2013 and 2012, net income was $620 thousand and $233 thousand, respectively, an increase of $387 thousand or 167%. Diluted earnings per average share for the three months ended September 30, 2013 and 2012 were $0.13 and $0.09, respectively. Return on average assets was 0.74% for the three months ended September 30, 2013 compared to 0.29% for the three months ended September 30,2012. Return on average equity was 6.82% and 5.09% for the three months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013 and 2012, net income was $992 thousand and $435 thousand, respectively, an increase of $557 thousand or 128.0%. Diluted earnings per average share for the nine months ended September 30, 2013 and 2012 were $0.21 and $0.17, respectively. Return on average assets was 0.40% for the nine months ended September 30, 2013 compared to 0.18% for the nine months ended September 30,2012. Return on average equity was 3.6% and 2.1% for the nine months ended September 30, 2013 and 2012, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

NET INTEREST INCOME

Net Interest Income Analysis (unaudited)	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis) (Dollars in Thousands)	Three months ended 9/30/2013			Three months ended 9/30/2012
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$23,144	$103	1.78%	$24,115	$144	2.39%
Tax-exempt investments (1)	19,520	153	3.14%	10,044	83	3.31%

Total investments	42,664	256	2.40%	34,159	227	2.66%

Gross loans (2)	245,332	3,182	5.19%	240,698	3,209	5.33%
Interest-bearing deposits	18,313	13	0.28%	12,398	7	0.23%
Federal funds sold	451	—	0.17%	664	—	0.08%

Total Interest Earning Assets	$306,760	$3,451	4.50%	$287,919	$3,443	4.78%

INTEREST-BEARING LIABILITIES:
Savings deposits	$45,490	$18	0.16%	$47,025	$35	0.30%
NOW deposits	41,378	16	0.15%	39,857	24	0.24%
Time deposits => $100,000	45,194	254	2.23%	51,223	294	2.30%
Time deposits < $100,000	55,439	264	1.89%	62,303	317	2.04%
Money market deposit accounts	29,111	30	0.41%	22,595	36	0.64%

Total Deposits	$216,612	$582	1.07%	$223,003	$706	1.27%

Federal funds purchased	$5	$—	0.60%	$218	$—	0.70%
Securities sold under repurchase agreements	9,514	3	0.11%	6,321	4	0.25%
FHLB advances	15,000	102	2.70%	15,000	142	3.80%

Total Interest-Bearing Liabilities	$241,131	$687	1.13%	$244,542	$852	1.40%

Net interest income and net interest margin		$2,764	3.60%		$2,591	3.60%

Non-interest-bearing deposits	$56,080	—	0.00%	$47,518	—	0.00%
Total Cost of funds			0.92%			1.17%
Net interest rate spread			3.58%			3.61%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes Visa program and nonaccrual loans.

Interest income for the three months ended September 30, 2013, on a tax-equivalent basis, was $3.5 million, an increase of $8 thousand from the third quarter of 2012. Interest expense for the three months ended September 30, 2013, was $687 thousand, a decrease of $165 thousand from the third quarter of 2012, due mainly to reductions in both balances and costs of time deposits. Net interest income for the three months ended September 30, 2013, on a tax-equivalent basis, was $2.8 million, an increase of $173 thousand from the third quarter of 2012. The annualized net interest margin was 3.60% for both the three months ended September 30, 2013 and 2012. The deposit mix continues to improve as lower cost balances in checking and money market accounts have increased while higher cost time deposit balances have declined. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.58% for the three months ended September 30, 2013, compared to 3.61% for the three months ended September 30, 2012.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2013 increased $431 thousand, or 27.7%, compared to the three months ended September 30, 2012. This increase was primarily due to the recognition of $535 thousand in mortgage servicing rights (Refer to Note 2), increased commissions of $158 thousand from Investment Advantage, which is the Bank’s non-deposit products program and $165 thousand from a gain on the sale of a building. These increases were partially offset by reduced gains on the sales of securities of $441 thousand.

NON-INTEREST EXPENSE

For the three months ended September 30, 2013, non-interest expenses totaled $3.5 million, an increase of $426 thousand, or 13.6%, compared to the same period in 2012. The largest component of non-interest expense is salaries and benefits, which increased by $204 thousand. This increase was the result of commissions related to increased mortgage loan activity which were $176 thousand higher and other benefits were higher by $65 thousand primarily due to severances. OREO losses increased $119 thousand.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

NET INTEREST INCOME

Net Interest Income Analysis (unaudited)	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis) (Dollars in Thousands)	Nine months ended 9/30/2013			Nine months ended 9/30/2012
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$24,965	$345	1.84%	$27,218	$525	2.57%
Tax-exempt investments (1)	15,166	342	3.01%	10,902	285	3.48%

Total investments	40,131	687	2.28%	38,120	810	2.83%

Gross loans (2)	237,856	9,471	5.31%	240,725	9,699	5.37%
Interest-bearing deposits	26,759	49	0.24%	12,695	23	0.24%
Federal funds sold	682	1	0.20%	1,799	3	0.20%

Total Interest Earning Assets	$305,428	$10,208	4.46%	$293,339	$10,535	4.79%

INTEREST-BEARING LIABILITIES:
Savings deposits	$46,095	$71	0.20%	$47,566	$136	0.38%
NOW deposits	40,989	60	0.20%	38,710	64	0.22%
Time deposits => $100,000	46,110	769	2.23%	51,533	887	2.30%
Time deposits < $100,000	56,889	805	1.89%	63,294	974	2.06%
Money market deposit accounts	28,186	110	0.52%	22,865	110	0.64%

Total Deposits	$218,269	$1,815	1.11%	$223,968	$2,171	1.30%

Federal funds purchased	$77	$—	0.74%	$73	$—	0.41%
Securities sold under repurchase agreements	8,280	13	0.21%	6,147	12	0.27%
FHLB advances	15,000	347	3.09%	15,000	424	3.77%

Total Interest-Bearing Liabilities	$241,626	$2,175	1.20%	$245,188	$2,607	1.42%

Net interest income and net interest margin		$8,033	3.51%		$7,928	3.60%

Non-interest-bearing deposits	$52,532	—	0.00%	$45,543	—	0.00%
Total Cost of funds			0.98%			1.20%
Net interest rate spread			3.48%			3.59%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes Visa program and nonaccrual loans.

Interest income for the nine months ended September 30, 2013, on a fully tax-equivalent basis, was $10.2 million, a decrease of $327 thousand from the first nine months of 2012, due primarily to reduced loan balances, but also from lower yields on loans and investments. Interest expense for the nine months ended September 30, 2013, was $2.2 million, a decrease of $432 thousand compared to the first nine months of 2012, due primarily to reduced average balances and costs of time deposits. Net interest income for the nine months ended September 30, 2013, on a fully tax-equivalent basis, was $8.0 million, increasing $105 thousand from the first nine months of 2012. The annualized net interest margin was 3.51% for the nine months ended September 30, 2013, down from 3.60% for the same period in 2012. The main reason for the decrease is lower yields on investments. However, reductions in deposit costs and related interest expense have helped to mitigate the reduced interest income. Also, the mix of deposits continues to improve as lower cost balances in checking and money market accounts have increased while higher cost time deposit balances have declined. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the annualized cost of funds, declined to 3.48% for the nine months ended September 30, 2013, compared to 3.59% for the nine months ended September 30, 2012.

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2013 increased by $443 thousand, or 11.6%, compared to the nine months ended September 30, 2012. The change in non-interest income was driven by the following changes:

Increases:

•	Recognition of mortgage servicing rights of $535 thousand.

•	$203 thousand in service changes and fees on deposit accounts driven mainly by the Overdraft Privilege Program introduced in 2012.

•	An increase of $169 thousand in commissions from Investment Advantage, the Bank’s non-deposit products program.

•	Gain of $165 thousand recognized on the sale of a building.

Decreases:

•	Net gains on sale of securities available for sale of $674 thousand.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2013, non-interest expenses totaled $10.2 million, an increase of $482 thousand, or 4.9%, compared to $9.8 million for the same period in 2012. The largest component of non-interest expense is salaries and benefits, which increased by $595 thousand, due primarily to higher commissions related to increased mortgage lending activities, incentive compensation related to stock-based compensation and certain benefits.

Increases in salary and benefits expense were partially offset by the following expense decreases:

•	A decrease of $57 thousand in consulting expenses resulting from the completion of prior year revenue enhancing projects.

•	A decrease of $49 thousand from a fraud investigation completed in 2012.

•	Occupancy expense decreased by $43 thousand for the first nine months of 2013 compared to the similar period in 2012, a result of decreased building maintenance expense and software contract expense.

•	OREO costs, including losses on OREO, which was reclassified into non-interest expense from non-interest income, have improved by $64 thousand.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 4.1% to $305.4 million for the nine months ended September 30, 2013, as compared to $293.3 million for the nine months ended September 30, 2012, a result of higher average interest-bearing deposit balances in the Bank’s account at the Federal Reserve Bank of Richmond, which was driven by receipt of cash from the issuance of new capital in December 2012, declines in average loan balances, and increases in non-interest bearing checking accounts. Average interest-earning assets as a percent of total average assets was 91.2% for the nine months ended September 30, 2013 as compared to 92.2% for the same period in 2012. The loan portfolio, with $237.9 million in average balances as of September 30, 2013, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 1.5% to $241.6 million for the nine months ended September 30, 2013, as compared to $245.2 million for the nine months ended September 30, 2012. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $103.0 million for the nine months ended September 30, 2013, down from $114.8 million for the similar period in 2012.

ASSET QUALITY

In the first nine months of 2013, asset quality improved. Non-performing assets, which include OREO and non-performing loans, declined $2.6 million to $6.4 million, or 1.9% of assets. This level also represents 2.7% of loans plus OREO.

Non-Performing Assets

(Dollars in Thousands)	September 30, 2013		December 31, 2012
	(unaudited)
	$	%	$	%
(percentages are as a percent of total loans)
Loans past due 90 days or more and still accruing	$31	0.01%	$126	0.1%
Non-accruing loans	2,449	1.0%	5,730	2.4%

Total non-performing loans	$2,480	1.1%	$5,856	2.4%

Allowance for loan losses	$2,979	1.27%	$3,094	1.29%
Allowance to non-performing loans	120.1%		52.8%
(percentages are as a percent of total loans plus OREO)
Other real estate owned	3,911	1.6%	3,151	1.3%

Total non-performing assets	$6,391	2.7%	$9,007	3.7%

Non-performing loans, which include loans past due 90 days or more and still accruing, plus non-accruing loans, as a percentage of total loans, decreased to 1.1% as of September 30, 2013 compared to 2.4% as of December 31, 2012. Non-accruing loans totaled $2.4 million as of September 30, 2013, down from $5.7 million at year-end 2012.

Loans charged off during the first nine months of 2013, net of recoveries, totaled $680 thousand compared to $1.2 million for the first nine months of 2012. This represents a decline in the annualized net charge-off ratio to 0.38% for the first nine months of 2013 compared to 0.64% for the first nine months of 2012, reflecting an improvement in asset quality. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management is maintaining an adequate level of the ALL at 1.27% and 1.29% of total loans for September 30, 2013 and December 31, 2012, respectively.

Classified assets increased by $1.1 million during the first nine months of 2013 to $15.4 million, or 39.3% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of September 30, 2013, loans valued at $8.3 million were considered impaired, whereas $7.6 million were considered impaired as of December 31, 2012. Between December 31, 2012 and September 30, 2013, 13 loans were identified as impaired and six were dispensed through foreclosures and charge-offs. Management has reviewed the impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in ALL.

FINANCIAL CONDITION

Total assets remained relatively flat at $334.9 million as of September 30, 2013 compared to $334.8 million at December 31, 2012. Cash and due from banks, which produces no income, increased to $7.5 million on September 30, 2013 from $4.7 million at year-end 2012, a result of normal daily fluctuation in deposit transactions. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has declined by $22.1 million since year end 2012 as those funds have been redeployed into assets earning higher yields.

During the nine months ended September 30, 2013, gross loans increased by $10.3 million or 4.3%, to $248.9 million from $238.6 million at year-end 2012. The largest component of this increase was a $7.0 million related to residential first mortgages.

The Bank had $3.9 million of OREO at September 30, 2013 and $3.2 million at December 31, 2012. As of September 30, 2013, OREO consists of 11 residences, 16 lots, two former convenience stores, a seafood house, one former nursery property and one commercial business property. During the first nine months of 2013, nine properties with a total book value of $2.3 million from eight borrowers were added through foreclosures, and 10 properties with a total book value of $1.3 million were sold. Write-downs of book value on OREO properties totaled $249 thousand during the first nine months of 2013, compared to $222 thousand for the same period in 2012. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

As of September 30, 2013, securities available for sale at fair value totaled $40.0 million as compared to $36.7 million on December 31, 2012. This represents a net increase of $3.3 million or 9.1% for the nine months. As of September 30, 2013, these securities represented 11.9% of total assets and 13.1% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. These gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs. One security, with a fair value of $1.0 million, is deemed to be other than temporarily impaired by $120 thousand.

In the second quarter of 2013, the Company purchased $5.0 million of bank owned life insurance in order to offset the cost of employee benefits.

As of September 30, 2013, total deposits were $272.0 million compared to $275.2 million at year-end 2012. This represents a decrease in balances of $3.2 million or 1.2% during the nine months. The decline consisted of $7.2 million of reductions in time deposit balances and $2.7 million in savings and interest-bearing demand deposits partially offset by an increase of $6.6 million in non-interest bearing deposits.

As of September 30, 2013, securities sold under repurchase agreements increased $2.9 million to $9.4 million from $6.5 million at December 31, 2012. This increase was the result of normal seasonality for these customers.

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

At September 30, 2013, cash totaled $7.5 million, federal funds sold totaled $497 thousand, interest-bearing deposits totaled $13.0 million, and securities and loans maturing in one year or less totaled $31.5 million. This results in a liquidity ratio as of September 30, 2013 of 15.7% as compared to 18.6% as of December 31, 2012. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan. Given current economic uncertainty, management is maintaining a historically high level of liquidity.

In addition, as noted earlier, the Company has a line of credit with the FHLB of $66.8 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised mainly of outstanding common stock and retained earnings. Capital can be increased with securities offerings or through earnings. On December 31, 2012, the Company sold a total of 2,200,000 shares of its common stock at a purchase price of $4.25 per share to certain accredited investors in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company received gross proceeds of $9.35 million from such private placement. The Company has a formal capital policy and plan, and management believes that the capital level at September 30, 2013, which was enhanced by this successful private placement, supports plans for growth.

Several factors impact shareholders’ equity, including net income, and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. The Company’s shareholders’ equity before accumulated other comprehensive income (loss) was $38.1 million on September 30, 2013 compared to $37.0 million on December 31, 2012. Accumulated other comprehensive loss increased $1.1 million between December 31, 2012 and September 30, 2013, primarily as a result of increases in unrealized losses in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, on September 30, 2013, compared to December 31, 2012, increased to $7.90 from $7.68. Book value per share, including accumulated other comprehensive loss, increased to $7.61 on September 30, 2013 from $7.60 on December 31, 2012. No cash dividends were paid for the nine-month period ended September 30, 2013, nor for the comparable period ended September 30, 2012. Of the 10,000,000 common shares authorized, 4,817,856 were outstanding on September 30, 2013, up 7,000 shares from 4,810,856 on December 31, 2012, a result of stock awarded to the Company’s Chief Executive Officer, Executive Vice President and Chief Financial Officer.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of September 30, 2013, the Bank maintained Tier 1 capital of $30.3 million, net risk weighted assets of $237.9 million, and Tier 2 capital of $3.0 million. On September 30, 2013, the Tier 1 leverage ratio was 9.12%, the capital to risk weighted assets ratio was 12.74%, and the total capital ratio to risk weighted assets ratio was 13.99%.

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

Off Balance Sheet Arrangements
(unaudited)	September 30, 2013	December 31, 2012
(Dollars in Thousands)
Total Loan Commitments Outstanding	$36,597	$30,459
Standby-by Letters of Credit	338	359

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of September 30, 2013.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the nine months ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None to report.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

None to report.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

November 12, 2013	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)