Form 10-K
period 2013-12-31
BAY BANKS OF VIRGINIA INC
filed 2014-03-28
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2013, based on the closing sale price of the registrant’s common stock on June 30, 2013, was $19,687,118.

The number of shares outstanding of the registrant’s common stock as of March 10, 2014 was 4,817,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2014 are incorporated by reference into Part III of this Form 10-K.

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

The Bank has two offices located in Kilmarnock, Virginia, and one office each in White Stone, Warsaw, Montross, Callao, Burgess, and Colonial Beach, Virginia. The Bank also has a residential mortgage loan production office in Hartfield, Virginia and in early 2014, established a loan production office in Richmond, Virginia. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). The Bank opened for business in 1930 and has partnered with the community to ensure responsible growth and development since that time.

The Trust Company provides various investment, estate and trust services including investment management, living trusts, testamentary trusts, tax and estate planning, rollover IRA services, estate administration and custody services.

The Company’s marketplace is situated on the “Northern Neck” peninsula of Virginia, plus Middlesex County, which is located across the Rappahannock River from the “Northern Neck”. The Company opened a loan production office in the Richmond, Virginia market in early 2014. The “Northern Neck” includes the counties of Lancaster, Northumberland, Richmond, and Westmoreland. Smaller, retired households with relatively high per capita incomes dominate the Company’s primary trading area. Health care, tourism, and related services are the major employment sectors in the “Northern Neck” and Middlesex County.

The Company had total assets of $331.1 million, deposits of $268.3 million, and shareholders’ equity of $37.1 million as of December 31, 2013. Its headquarters are located in Kilmarnock, Virginia and its telephone number is 804-435-1171 or 800-435-1140. The Company’s website is www.baybanks.com. Information contained on the Company’s website is not a part of this report.

On December 31, 2012, the Company sold a total of 2,200,000 shares of its common stock at a purchase price of $4.25 per share to certain accredited investors in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company received gross proceeds of $9.35 million from such private placement.

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in a land title insurance agency, Bankers Title of Shenandoah, and an investment and insurance services company, Infinex Investments, Inc. Bankers Title of Shenandoah sells title insurance to mortgage loan customers, including customers of the Bank of Lancaster and the other financial institutions that have an ownership interest in the agency. Infinex Investments, Inc. provides the Bank’s non-deposit products department, Investment Advantage, with insurance and investment products for marketing within the Bank’s market areas.

Bay Trust Company. The Trust Company offers a broad range of investment services as well as traditional trust and related fiduciary services. Included are estate planning and settlement, revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment management accounts, and managed, as well as self-directed rollover Individual Retirement Accounts.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide range of financial services to its customers in its market areas. These products and services are summarized as follows.

Mortgage Loans on Real Estate. The Bank’s mortgage loans on real estate portfolio is the largest segment of the loan portfolio. The majority of the Bank’s real estate loans are mortgages on owner-occupied one-to-four family residential properties, many of which have adjustable-rate structures. Residential mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Home equity lines of credit are also offered. Construction loans with a twelve-month term are another component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These mortgages are also typically written at a maximum of 80% loan to value.

The Company also offers secondary market loan origination. Through the Bank, customers may apply for home mortgages that are underwritten in accordance with the guidelines of either the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). These loans are then sold into the secondary market on a loan-by-loan basis, usually directly to FNMA. The Bank earns origination and servicing fees from this service.

Commercial and Industrial Loans. Commercial lending activities include small business loans, asset based loans, and other secured and unsecured loans and lines of credit. Commercial and industrial loans may entail greater risk than residential mortgage loans, and are therefore underwritten with strict risk management standards. Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and business collateral.

Consumer Loans. As part of its full range of services, the Bank’s consumer lending services include automobile and boat financing, home improvement loans, and unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate, but also generate a higher return.

Consumer Deposit Services. Consumer deposit products include checking accounts, savings accounts, money market accounts, certificates of deposit, online banking and electronic statements. The Bank’s Golden Advantage program offers special products and services to customers age 55 and over.

Business Development. The Bank offers several services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, internet banking, telephone banking, remote deposit, and a full line of commercial lending options. The Bank also offers Small Business Administration loan products under the 504 Program, which provides long term funding for commercial real estate and long-lived equipment. This allows commercial customers obtain favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

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

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws. The following description briefly addresses certain historic and current provisions of federal and state laws and certain regulations, proposed regulations and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Regulatory Reform – The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While significant rulemaking under the Dodd-Frank Act has occurred, certain of the act’s provisions require additional rulemaking by the federal bank regulatory agencies, a process which will take years to fully implement. The Company believes that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Increased Capital Standards. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. See “The Bank – Capital Requirements – Basel III Capital Requirements” below. Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (the “DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•	Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

•	The Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act creates the CFPB within the FRB. The CFPB is charged with establishing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.

•	Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the federal bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, certain of the act’s requirements have yet to be implemented. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the federal bank regulatory agencies in the future, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

The Company

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Virginia State Corporation Commission (the “SCC”).

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the CRA and its compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the Securities and Exchange Commission under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements – Basel III Capital Requirements.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A portion of the revenues of the Company may result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect this provision will have any impact on its ability to receive dividends from the Bank. The Company’s non-bank subsidiary, Bay Trust may pay dividends to the Company on a non-regulated basis.

In addition to dividends it may receive from the Bank, the Company receives management fees from its affiliated companies for expenses incurred related to external financial reporting and audit fees, investor relations expenses, board of directors fees and legal fees related to corporate actions. These fees are charged to each subsidiary based upon various specific allocation methods measuring the estimated usage of such services by that subsidiary. The fees are eliminated from the financial statements in the consolidation process.

The Bank

General. The Bank is supervised and regularly examined by the Federal Reserve and the SCC. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. Certain of these law and regulations are referenced above under “The Company.”

Capital Requirements.

Current Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the current risk-based capital requirements of the Federal Reserve, the Company and the Bank are required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor, assigned by the capital regulation based on the risks believed inherent in the type of asset. At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consists of cumulative preferred stock, long-term perpetual preferred stock. a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1 to risk-weighted assets ratio of the Company was 15.16% as of December 31, 2013, thus exceeding the minimum requirement. The Tier 1 and total capital to risk-weighted assets ratios of the Bank were 12.78% and 14.01%, respectively, as of December 31, 2013, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines provide for a minimum Tier 1 leverage ratio of 3.0% for bank holding companies and banking organizations that have the highest supervisory rating. All other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4% unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2013, the Tier 1 leverage ratio of the Company and the Bank were 10.93% and 9.20%, respectively, well above the minimum requirements.

Basel III Capital Requirements. On June 7, 2012, the Federal Reserve issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4% of total assets. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights (“MSRs”) and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Based on management’s understanding and interpretation of these new capital rules, it believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits. Since then, the Company has expensed only the base assessment rate for “well capitalized” institutions, which totalled $397 thousand and $408 thousand in 2013 and 2012, respectively.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Company included an additional $152 thousand related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In the fourth quarter of 2009, the Company paid $1.6 million in prepaid risk-based assessments, all of which has been expensed in the appropriate periods through May 2013.

In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (a “10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2013.

As described above in “The Bank – Capital Requirements – New Capital Requirements,” the new capital requirement rules issued by the Federal Reserve incorporate new requirements into the prompt corrective action framework.

Community Reinvestment Act (“CRA”). The Bank is subject to the requirements of the Community Reinvestment Act of 1977. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities they serve, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting such credit needs. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank currently has a “satisfactory” CRA rating.

Privacy Legislation. Several recent laws, including the Right To Financial Privacy Act, and related regulations issued by the federal bank regulatory agencies, provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Northern Virginia. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The continuing impact on financial institutions of the Patriot Act and related regulations and policies is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

Under the final rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The Company currently does not have any impermissible holdings of TruPS CDOs under the interim rule, and therefore, will not be required to divest of any such investments or change the accounting treatment. However, regulators are soliciting comments to the Interim Rule, and this exemption could change prior to its effective date.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, Real Estate Settlement Procedures Act, Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Fair Housing Act and the Servicemembers Civil Relief Act, among others. The laws and related regulations mandate certain disclosure requirements and regulate the manner in which financial institutions transact business with customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Incentive Compensation. In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2013, the Company and the Bank have not been made aware of any instances of non-compliance with the final guidance.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

Reporting Obligations under Securities Laws

The Company is subject to the periodic reporting requirements of the Exchange Act, including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (“SEC”). As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder by the SEC, which are aimed at improving corporate governance and reporting procedures. The Company is complying with the rules and regulations implemented pursuant to the Sarbanes-Oxley Act and intends to comply with any applicable SEC rules and regulations implemented in the future.

Employees

At December 31, 2013, the Company employed approximately 110 people of which 101 were considered full-time employees.

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The main office is located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Bank. In 2011, the Trust Company moved its headquarters from 1 North Main Street to 100 South Main Street, Kilmarnock. The Trust Company sold its former headquarters building located at 1 North Main Street in July 2013.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2013.

Corporate Headquarters:	100 South Main Street, Kilmarnock, Virginia

Bank of Lancaster:	100 South Main Street, Kilmarnock, Virginia
708 Rappahannock Drive, White Stone, Virginia
432 North Main Street, Kilmarnock, Virginia
4935 Richmond Road, Warsaw, Virginia
15648 Kings Highway, Montross, Virginia
6941 Northumberland Highway, Heathsville, Virginia (closed on September 30, 2013, marketed for sale)
18 Sandy Street, Callao, Virginia
23 West Church Street, Kilmarnock, Virginia
15104 Northumberland Highway, Burgess, Virginia
680 McKenney Boulevard, Colonial Beach, Virginia
10880 General Puller Highway, Hartfield, Virginia (leased)

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group’s OTCQB tier under the symbol “BAYK” and transactions generally involve a small number of shares. There were 4,817,856 shares of the Company’s stock outstanding at the close of business on December 31, 2013, which were held by 664 shareholders of record.

The following table summarizes the high and low closing sales prices and cash dividends declared for the two years ended December 31, 2013.

	Market Values				Declared Dividends
	2013		2012		2013	2012
	High	Low	High	Low
First Quarter	$5.25	$4.52	$5.50	$3.05	$—	$—
Second Quarter	5.04	4.77	5.75	4.75	—	—
Third Quarter	5.00	4.80	5.00	4.00	—	—
Fourth Quarter	5.20	4.92	5.25	4.55	—	—

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

On December 31, 2012, the Company sold a total of 2,200,000 shares of its common stock at a purchase price of $4.25 per share in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder (the “Private Placement”). The Company received gross proceeds of $9.35 million from the Private Placement. The Private Placement was made pursuant to a Securities Purchase Agreement, dated December 31, 2012, by and among the Company and certain accredited institutional investors (the “Purchase Agreement”), and subscription agreements from a number of other accredited investors, including certain directors and executive officers of the Company (collectively, the “Subscription Agreements”). All purchasers in the Private Placement were accredited investors, as defined in Rule 501(a) of Regulation D. The Purchase Agreement and the Subscription Agreements contain representations and warranties and covenants of the Company and the purchasers of the Company’s common stock that are customary in private placement transactions. The Company engaged the investment banking firm of FIG Partners, LLC to act as its placement agent in the Private Placement, and paid FIG Partners, LLC an aggregate of $375,004 in advisory and placement fees.

ITEM 6: SELECTED FINANCIAL DATA

(Dollars in thousand, except per share amounts)	As of or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Operations:
Net interest income	$10,614	$10,454	$10,323	$10,062	$10,421
Provision for loan losses	776	1,895	495	720	2,102
Noninterest income	4,726	4,492	2,965	2,956	3,359
Noninterest expense	12,943	12,143	12,467	11,967	12,218
Tax expense (benefit)	399	210	(24)	(41)	(436)

Net income (loss)	1,222	698	350	372	(104)

Share Data:
Basic income (loss) per share	$0.25	$0.27	$0.13	$0.14	$(0.04)
Diluted income (loss) per share	0.25	0.27	0.13	0.14	(0.04)
Cash dividends per common share	—	—	—	—	0.35
Weighted average common shares:
Basic	4,816,859	2,610,856	2,607,034	2,605,855	2,592,719
Diluted	4,819,343	2,612,787	2,607,097	2,605,855	2,592,719

Balance Sheet:
Assets	$331,135	$334,798	$315,212	$327,086	$330,272
Loans, net of allowance	247,912	235,746	233,501	243,943	247,412
Allowance for loan losses	2,925	3,094	3,189	3,231	3,769
Deposits	268,346	275,175	265,518	260,854	264,513
Total liabilities	293,999	298,213	287,197	299,743	303,374
Total stockholders’ equity(1)	37,136	36,585	28,015	27,342	26,899

Profitability Measures:
Return on average assets	0.37%	0.22%	0.11%	0.11%	-0.03%
Return on average equity	3.32%	2.16%	1.26%	1.37%	-0.39%
Net interest margin	3.53%	3.61%	3.46%	3.32%	3.54%
Yield on earning assets	4.46%	4.78%	4.85%	5.11%	5.59%
Cost of funds	0.96%	1.18%	1.41%	1.81%	2.09%

Capital Ratios:
Total equity to assets	11.21%	10.93%	8.89%	8.36%	8.14%
Tier 1 leverage ratio	10.93%	10.93%	7.97%	7.54%	7.50%

Asset Quality:
Nonperforming assets to total assets	2.01%	2.69%	2.46%	3.02%	2.30%
Net charge-offs to average loans	0.39%	0.83%	0.22%	0.50%	0.35%
Loan loss reserve to loans	1.17%	1.29%	1.35%	1.31%	1.50%
Classified assets to Tier 1 capital plus allowance for loan losses	29.57%	37.54%	52.92%	58.40%	70.03%

(1)	In 2012, Company raised $9.35 million in a private placement of 2,200,000 shares.

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

EXECUTIVE SUMMARY

Earnings increased 75.1% in 2013 compared to 2012 primarily due to $1.1 million in reduced provision expense, a direct result of improved credit quality. Earnings per diluted share declined to only $0.25 in 2013 compared to $0.27 in 2012, even though the Company nearly doubled the number of shares outstanding from the private placement of 2,200,000 shares of common stock in December 2012.

The 2013 results are highlighted by loan growth and increased non-interest income. The capital position remains solid. During 2013, the Bank’s loan portfolio grew by $12.0 million, and the portfolio of loans serviced for Fannie Mae grew by $16.1 million. The Company’s new residential mortgage loan production office, which opened in Middlesex County in May of 2013, has had a positive impact on loan growth. Core earnings remained a focus and the Company continues to work on prudent growth into contiguous markets. Asset quality remains good, with classified assets at 29.6% of tier 1 capital plus the ALL. Mobile banking is expected to be available to the Bank’s customers in 2014 and the Company continues to make other changes which will be significant to the long-term success of the Bank.

In February 2014, the Bank announced it is expanding operations to the Richmond, Virginia market area and opening a loan production and wealth management office. This expansion is expected provide loan growth and to be neutral to earnings within the first 12 to 18 months of operation.

On September 30, 2013, the Bank closed its branch office in Heathsville, Virginia, consolidating the accounts into two nearby branches, also in Northumberland County. The main reason for this decision is that transaction volumes in the branches continue to decline as more customers utilize electronic and internet-based delivery channels. Cost savings from the office closure is expected to be approximately $100 thousand annually. The closed office is being marketed for sale and no impairment of the value of the property is expected.

On July 1, 2013, the Trust Company sold its former headquarters building and recognized a gain of $165 thousand from the sale. Expected cost savings are estimated to be $30 thousand annually.

As a result of the growth in the Fannie Mae loan servicing portfolio, the Bank began recognizing MSRs in the third quarter, resulting in a cumulative adjustment of $535 thousand, with an after-tax impact of approximately $353 thousand.

Asset quality remains good. Non-performing assets are 2.0% of assets as of December 31, 2013 compared to 2.7% at December 31, 2012. Non-performing assets are $6.7 million as of December 31, 2013 compared to $9.0 million as of December 31, 2012. Other real estate owned (“OREO”) balances are $3.9 million as of December 31, 2013 compared to $3.2 million as of December 31, 2012. During 2013, 13 OREO properties were sold and 10 were added through foreclosures. Non-accruing loan balances are down to $2.8 million as of December 31, 2013 as compared to $5.7 million at December 31, 2012. Included in other assets are two properties, one commercial and one residential, with a value of $983 thousand. These properties were not foreclosed and are being marketed for sale.

Net loan charge-offs against the allowance for loan losses (“ALL”) were down to 0.39% of total loans during 2013 compared to 0.83% during 2012. This has resulted in corresponding reductions in provision for loan losses expense.

The net interest margin declined to 3.53% for 2013 compared to 3.61% for 2012. It has become increasingly difficult to reduce the cost of funds by the same or more than the reductions the Company is seeing in yields on loans and investments. As this historic low-rate climate continues, loan yields continue to decline, contributing to reduced interest income. In order to drive increases in interest income, the Bank’s main source of revenue, management is concentrating on loan growth via cautious expansion into new markets. Since December 31, 2012, loan balances grew by $12.0 million. The refinance of a Federal Home Loan Bank of Atlanta (“FHLB”) advance and scheduled maturities of time deposits in 2013 are expected to reduce the Company’s cost of funds. Maturities of time deposits are typically renewed at lower rates, leave the Bank or transfer to a lower-cost checking or savings account.

The Company’s core capital levels and regulatory ratios remain substantially higher than what is considered “well capitalized” by the Company’s regulators, due in no small part to 2012’s capital raise. The Company took no Troubled Asset Relief Program or Small Business Lending Fund investments from the U.S. Treasury. In July 2013, the FDIC and Federal Reserve approved a final rule to implement Basel III capital reforms, among other changes required by the Dodd-Frank Act.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

CRITICAL ACCOUNTING POLICIES

GENERAL. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within its statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, historical loss factors are one factor in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of events that would impact those transactions could change.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses (“ALL”) reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and pools of loans analyzed on a segmented basis. Considerations include historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing local and national economic conditions and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.

During the third quarter of 2012, management enhanced the ALL calculation methodology by changing the historical loss factor period from six quarters to the length of a business cycle. This increased the historical loss period to 16 quarters, and assumed the business cycle to have begun in the fourth quarter of 2008. As the length of that business cycle extended, so did the length of the historical loss factor period. During the third quarter of 2013, management determined that the business cycle had ended given noticeable national economic improvement and local real estate market stabilization and ceased this approach. The then current 19 quarters of historical losses will be used henceforth. This change in methodology produced an immaterial change in the ALL calculation.

Management employs a risk rating system to evaluate and consistently categorize loan portfolio credit risk. Loans assigned risk rating grades include all commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which are impaired, loans to real estate developers and contractors, consumer loans greater than $250 thousand with chronic delinquency, and troubled debt restructures. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades are evaluated as new information becomes available for each borrowing relationship or at least quarterly. All other loans not specifically assigned a risk rating grade are monitored as a discrete pool of loans generally based on delinquency status. Risk rating categories are as follows:

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

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured for impairment generally include: (1) non-accruing Special mention, Substandard and Doubtful loans in excess of $250,000; (2) Substandard and Doubtful loans in excess of $500,000; (3) Special Mention loans in excess of $500,000 if any of the loans in the relationship are more than 30 days past due or if the borrower has filed for bankruptcy; and (4) all TDRs. A specific allowance arises when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates smaller commercial loans, residential mortgages and consumer loans, grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, then adjusted for qualitative factors. Qualitative factors include changes in the local and national economic outlook, including unemployment, interest rates, inflation rates and real estate trends; the level and trend of past due and nonaccrual loans; strength of policies and procedures; and oversight of credit risk and quality of underwriting. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

The specific component of the ALL calculation accounts for the loan loss reserve necessary on impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Accrual of interest may or may not be discontinued for any given impaired loan. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Because large groups of smaller balance homogeneous loans are collectively evaluated for impairment, the Company does not generally separately identify smaller balance individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

The general component of the ALL calculation collectively evaluates groups of loans in segments or classes, as noted above. The segments are: (1) Mortgage loans on real estate; (2) Commercial and industrial loans; and (3) Consumer and other loans. The segment for Mortgage loans on real estate is disaggregated into the following classes: (1) Construction, land and land development; (2) Farmland; (3) Residential first mortgages; (4) Residential revolving and junior mortgages; (5) Commercial mortgages (non-owner-occupied); and (6) Commercial mortgages (owner-occupied). Every loan is assigned to a segment or a class. Loans in segment 1 are secured by real estate. Loans in segments 2 and 3 are secured by other types of collateral or are unsecured. A given segment or class may not reflect the purpose of a loan. For example, a business owner may provide his residence as collateral for a loan to his company, in which case the loan would be grouped in a residential mortgage class. Historical loss factors are calculated for the prior 19 quarters by segment and class, and then applied to the current balances in each segment and class. Finally, qualitative factors are applied to each segment and class.

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

The summation of the specific, general and unallocated components results in the total estimated ALL. Management may also include an unallocated component to cover uncertainties in the level of probable losses. This estimate is inherently subjective and actual losses could be greater or less than the estimates.

Additions to the ALL are made by charges to earnings through the provision for loan losses. Charge-offs result from credit exposures deemed to be uncollectible and the ALL is reduced by these. Recoveries of previously charged off amounts are credited back to the ALL. Charge-off policies are materially the same for all types of loans.

MORTGAGE SERVICING RIGHTS (“MSRs”). MSRs are included on the consolidated balance sheet and recorded at fair value on an ongoing basis. Changes in the fair value of the MSRs are recorded in the results of operations. A fair value analysis of MSRs is performed on a quarterly basis. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value.

The Company has sold mortgages that it has originated to a third party and retained servicing rights for a number of years. The Company had not recorded the MSRs asset at the time of the sale of mortgages to the third party prior to 2013. The Company recognized the cumulative effect of the MSRs asset in the third quarter of 2013. The overstatement of income in 2013 of approximately $215,000 after tax ($325,000 pre-tax adjusted at a 34% tax rate) or approximately $0.04 per basic and diluted earnings per share represents the fair value of servicing rights retained prior to 2013. The Company is accounting for the MSRs under the fair value method after the initial recording.

GOODWILL. The Company has goodwill relating to the purchase of five branches during the years 1994 through 2000. Goodwill is tested annually for impairment. The test performed in December 2013 using financial information as of September 30, 2013 found no impairment. No events occurred between the date of our annual test and December 31, 2013 that would indicate the existence of impairment.

OVERVIEW

2013 Compared to 2012

Bay Banks of Virginia, Inc. recorded net income for 2013 of $1.2 million, or $0.25 per basic and diluted share, as compared to $698 thousand, or $0.27 per basic and diluted share in 2012. This is an increase in net income of $524 thousand. Net interest income for 2013 was $10.6 million, as compared to $10.5 million for 2012. Provision expense for loan losses was $776 thousand in 2013 compared to $1.9 million in 2012. Non-interest income increased 5.2% to $4.7 million in 2013 from $4.5 million in 2012. Non-interest expense was $12.9 million in 2013 compared to $12.1 million in 2012.

Performance as measured by the Company’s return on average assets was 0.37% for 2013 compared to 0.22% for 2012. Performance as measured by return on average equity was 3.32% for 2013 compared to 2.16% for 2012.

Return on Equity & Assets

(Dollars in thousands, except per share amounts)
Years Ended December 31,	2013	2012	2011
Net Income	$1,222	$698	$350
Average Total Assets	332,894	320,881	326,726
Return on Average Assets	0.37%	0.22%	0.11%

Average Equity	$36,861	$32,300	$27,679
Return on Average Equity	3.32%	2.16%	1.26%

Cash Dividends declared per share	$—	$—	$—
Average Shares Outstanding	4,816,859	2,610,856	2,607,034
Average Diluted Shares Outstanding	4,819,343	2,612,787	2,607,097
Net Income per Share	$0.25	$0.27	$0.13
Net Income per Diluted Share	0.25	0.27	0.13
Cash Dividend Payout Ratio	0.0%	0.0%	0.0%
Average Equity to Average Assets Ratio	11.07%	10.07%	8.47%

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

The following table shows details of yields on interest-earning assets (e.g. loans), costs of interest-bearing liabilities (e.g. deposits) and the resulting net interest margins for the years ended December 31, 2013 and 2012.

Average Balances, Income and Expense, Yields and Rates

(Fully taxable equivalent basis)
Years ended December 31,	2013			2012			2011
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable Investments	$24,468	$448	1.83%	$26,466	$645	2.44%	$26,543	$763	2.87%
Tax-Exempt Investments (1)	16,238	494	3.04%	10,641	361	3.39%	8,921	421	4.72%

Total Investments	40,706	942	2.31%	37,107	1,006	2.71%	35,464	1,184	3.34%

Gross Loans (2)	240,964	12,617	5.24%	240,557	12,973	5.39%	240,832	13,429	5.58%
Interest-bearing Deposits	22,925	57	0.25%	13,778	32	0.23%	21,181	51	0.24%
Federal Funds Sold	599	1	0.17%	1,457	3	0.21%	4,789	9	0.19%

Total Interest Earning Assets	$305,194	$13,617	4.46%	$292,899	$14,014	4.78%	$302,266	$14,673	4.85%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$45,625	$88	0.19%	$47,138	$170	0.36%	$48,419	$382	0.79%
NOW Deposits	41,394	76	0.18%	39,020	87	0.22%	39,468	99	0.25%
Time Deposits => $100,000	45,729	1,010	2.21%	51,010	1,170	2.29%	49,672	1,205	2.43%
Time Deposits < $100,000	56,174	1,053	1.87%	62,516	1,276	2.04%	64,768	1,466	2.26%
Money Market Deposit Accounts	28,147	141	0.50%	23,820	151	0.63%	20,742	151	0.73%

Total Deposits	$217,069	$2,368	1.09%	$223,504	$2,854	1.28%	$223,069	$3,303	1.48%

Federal Funds Purchased	$58	$—	0.00%	$55	$—	0.00%	$56	$—	0.00%
Securities Sold Under Repurchase Agreements	8,482	16	0.19%	6,100	16	0.26%	6,093	15	0.25%
FHLB Advances	15,000	450	3.00%	15,000	566	3.77%	23,508	889	3.78%

Total Interest-Bearing Liabilities	$240,609	$2,834	1.18%	$244,659	$3,436	1.40%	$252,726	$4,207	1.66%

Net interest income and net interest margin		$10,783	3.53%		$10,578	3.61%		$10,466	3.46%

Non-interest-bearing deposits	$54,012	—	0.00%	$46,530	—	0.00%	$44,835	—	0.00%
Total cost of funds			0.96%			1.18%			1.41%

Net interest spread			3.50%			3.60%			3.44%

Notes:

(1)	Income and yield is tax-equivalent assuming a federal tax rate of 34%.
(2)	Includes Visa credit card program, nonaccrual loans, and fees.

Net interest income for 2013, on a tax-equivalent basis, was $10.8 million, an increase of $205 thousand from 2012. Interest expense for 2013, was $2.8 million, a decrease of $602 thousand from 2012, due mainly to reductions in both balances and costs of time deposits. The annualized net interest margin was 3.53% and 3.61% for 2013 and 2012, respectively. The deposit mix continues to improve as lower cost balances in checking and money market accounts have increased while higher cost time deposit balances have declined. Also, an FHLB advance was restructured in 2013, which drove $116 thousand of the reduction in interest expense. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.50% for 2013, compared to 3.60% for 2012.

The increase in average total earning assets is due mainly to the $9.1 million increase in average interest bearing deposits and $5.6 million increase in average tax exempt investments. However, the lower yield on earning assets was driven mainly by reduced loan yields. As loans mature and are paid off, new loans continue to be added at historically low interest rates, pulling down the average yield on the loan portfolio. In this low rate environment, high volumes of pay-offs have occurred as borrows refinanced their higher rate mortgages. These low yields contributed to the decline in interest income. Another contributor to the decrease in interest income and yield on earning assets has been downward rate adjustments on adjustable-rate mortgages (“ARMs”), caused by historically low prime rates. Many of the Bank’s residential mortgages are ARMs and commercial loans which vary with Prime.

Some of the Bank’s variable-rate and adjustable-rate loans are currently at rates considered floors. As market rates have declined, the rates on these loans did not decline further than their contractual floors. This means that as market rates rise, the rates on these loans will not adjust higher until rates rise past the floor for each loan. Management considers these loans in its analysis of interest rate risk (as discussed below) and has determined they do not currently have a material effect on the Bank’s interest rate risk.

The decrease in average interest bearing liabilities was due mainly to the decline in time deposit balances. Lower deposit balances and rates have reduced interest expense, reducing the cost of deposits to 1.09% from 1.28%.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31,	2013 vs. 2012			2012 vs. 2011
(Dollars in Thousands)	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$(77)	$(120)	$(197)	$(6)	$(112)	$(118)
Tax-exempt investments (2)	206	(73)	133	121	(181)	(60)
Gross Loans	239	(595)	(356)	(59)	(397)	(456)
Interest-bearing deposits	24	1	25	(19)	—	(19)
Federal funds sold	(1)	(1)	(2)	(7)	1	(6)

Total interest earning assets	$391	$(788)	$(397)	$30	$(689)	$(659)

Interest-Bearing Liabilities:
NOW checking	$5	$(16)	$(11)	$(1)	$(11)	$(12)
Savings deposits	(6)	(76)	(82)	(8)	(204)	(212)
Money market accounts	24	(34)	(10)	22	(22)	—
Certificates of deposit < $100,000	(123)	(100)	(223)	(49)	(141)	(190)
Certificates of deposit => $100,000	(107)	(53)	(160)	31	(66)	(35)
Federal funds purchased	—	—	—	—	—	—
Securities sold under repurchase agreements	5	(5)	—	1	—	1
FHLB advances	—	(116)	(116)	(322)	(1)	(323)

Total interest-bearing liabilities	$(202)	$(400)	$(602)	$(326)	$(445)	$(771)

Change in net interest income	$593	$(388)	$205	$356	$(244)	$112

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

Interest Sensitivity

The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. The Company utilizes simulation models that estimate the effect of interest rate changes on net interest income and the economic value of equity. Beginning in 2013, the Company engaged an asset-liability management consultant to assist with the management of interest rate risk, liquidity risk and balance sheet strategy. The Bank’s Asset Liability Committee (the “ALCO”) is responsible for monitoring interest rate risk and is composed of appointed members from management and the Board of Directors. Through the use of simulations, the ALCO reviews the overall magnitude of interest rate risk and then formulates policy with which to manage asset growth and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s plans for growth, expectations regarding future interest rate movements, economic conditions both locally and nationally, and other business and risk factors.

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

During the last two years, management has reduced time deposit rates to a level that is causing a reduction in the balances in these accounts. The reductions in time deposit balances are being offset with increases in core deposit balances, like checking, savings, and money market accounts. This replaces higher cost deposits with lower cost deposits, improving the mix of deposits and reducing the cost of funds.

Non-Interest Income

Non-interest income for 2013 increased by $233 thousand, or 5.2% compared to 2012. The change in non-interest income was primarily driven by the following changes:

Increases:

•	Initial recognition of MSRs in the cumulative amount of $579 thousand for the year ended December 31, 2013.

•	$181 thousand in service changes and fees on deposit accounts driven mainly by the Overdraft Privilege Program introduced in 2012.

•	An increase of $216 thousand in commissions from Investment Advantage, the Bank’s non-deposit products program.

•	Gain of $165 thousand recognized on the sale of the former headquarters building of the Trust Company.

•	A reduction in losses on OREO of $173 thousand.

•	An increase of $129 thousand related to bank owned life insurance which was purchased in 2013.

Decreases:

•	Net gains on sales of securities available-for-sale declined $674 thousand.

•	Recognition of an impairment charge of $288 thousand on a security available-for-sale (refer to Note 4 to the Consolidated Financial Statements in Item 8 of this 10-K).

•	An insurance recovery of $217 thousand recognized in 2012.

Non-Interest Expense

For 2013, non-interest expenses totaled $12.9 million, an increase of $799 thousand, or 6.6%, compared to $12.1 million for 2012. The change in non-interest expense was primarily the result of the following changes:

Increases:

•	$710 thousand in salary and benefits as a result of higher commissions, incentive compensation and accelerated pension costs due to early retirements.

•	$112 thousand in accounting and auditing expenses, primarily due to outsourcing of internal audits.

Decreases:

•	Software maintenance expenses declined $103 thousand due mainly to renegotiation of the Bank’s core system.

•	OREO property maintenance costs have improved by $62 thousand.

•	A decrease of $102 thousand in consulting expenses primarily resulting from the completion of prior year revenue enhancing projects.

Income Taxes

Income tax expense was $399 thousand in 2013 compared to $210 thousand in 2012. This is directly attributable to the Company’s improved earnings. Income tax expense corresponds to an effective rate of 24.6% and 23.2% for the years ended December 31, 2013 and 2012, respectively. The increase in the effective tax rate is a result of higher taxable income. Refer to Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K is information regarding deferred taxes for 2013 and 2012.

FINANCIAL CONDITION

Loans

Per the following table, which does not include deferred loan costs and fees, the loan portfolio grew during 2013 with balances increasing by 5.1% to $250.3 million as of December 31, 2013, compared to December 31, 2012 balances of $238.1 million. Mortgage loans on real estate represent the largest category, comprising 88.0% of the loan portfolio at December 31, 2013. Of these balances, 1-4 family residential loans, which comprise the majority of real estate loan balances at $138.5 million, increased by $5.1 million, or 3.8%. Other loans secured by real estate, the majority of which are commercial in nature, increased by $1.7 million, or 3.7%, and represent 19.5% of the loan portfolio at year-end 2013 as compared to 19.8% at year-end 2012. Construction and land loans increased by $2.8 million, or 9.7%. Commercial and industrial loan balances increased by $3.4 million, or 16.6%, and represented 9.6% of total loans at year-end 2013 as compared to 8.6% at year-end 2012. Consumer and other loans decreased by $0.7 million, or 10.0% in 2013, and represented 2.4% of total loans at year-end 2013 as compared to 2.8% at year-end 2012.

Types of Loans

As of December 31,	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Pct of Total	Amount	Pct of Total	Amount	Pct of Total	Amount	Pct of Total	Amount	Pct of Total
Mortgage loans on real estate:
Construction and land loans	$31,839	12.7%	$29,024	12.2%	$27,642	11.7%	$30,620	12.4%	$33,028	13.2%
Secured by farmland	1,262	0.5%	1,443	0.6%	1,526	0.6%	1,604	0.7%	1,446	0.6%
Secured by 1-4 family residential	138,502	55.3%	133,437	56.0%	135,379	57.4%	145,408	59.1%	140,840	56.3%
Other real estate loans	48,803	19.5%	47,055	19.8%	44,045	18.7%	42,218	17.1%	46,383	18.5%
Commercial and industrial loans (not secured by real estate)	23,939	9.6%	20,525	8.6%	18,983	8.0%	17,592	7.1%	18,877	7.5%
Consumer and other	5,986	2.4%	6,653	2.8%	8,329	3.6%	8,866	3.6%	9,660	3.9%

Total	$250,331	100.0%	$238,137	100.0%	$235,904	100.0%	$246,308	100.0%	$250,234	100.0%

Notes:

Deferred loan costs & fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

As of December 31, 2013

(Dollars in thousands)	Commercial and Industrial	Construction, Land and Land Development
Within one year	$9,909	$14,867

Variable Rate
One to Five Years	$—	$—
After Five Years	—	—

Total Variable Rate	$—	$—

Fixed Rate
One to Five Years	$7,525	$12,480
After Five Years	6,505	4,492

Total Fixed Rate	$14,030	$16,972

Total Maturities	$23,939	$31,839

Asset Quality – Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. For a detailed description of the ALL calculation, refer to Note 2 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

As shown in the following table, provision for loan losses was $776 thousand in 2013 compared to $1.9 million in 2012. After net charge-offs of $945 thousand, ALL is $2.9 million as of December 31, 2013 compared to $3.1 million as of December 31, 2012. This level of net charge-offs represents 0.39% of total loans compared to 0.83% in 2012. As of December 31, 2013, management considered the allowance for loan losses to be sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

Years Ended December 31,	2013	2012	2011	2010	2009
(Dollars in Thousands)
Balance, beginning of period	$3,094	$3,189	$3,231	$3,769	$2,552

Loans charged off:
Commercial and industrial	$(17)	$(388)	$(11)	$(22)	$(144)
Real estate - construction	(140)	(200)	(35)	(30)	(61)
Real estate - mortgage	(739)	(1,598)	(314)	(1,251)	(504)
Consumer and other (including Visa program)	(132)	(189)	(217)	(188)	(316)

Total loans charged off	$(1,028)	$(2,375)	$(577)	$(1,491)	$(1,025)

Recoveries of loans previously charged off:
Commercial and industrial	$1	$18	$—	$1	$63
Real estate - construction	23	—	—	7	—
Real estate - mortgage	45	289	1	98	—
Consumer and other (including Visa program)	14	78	39	127	77

Total recoveries	$83	$385	$40	$233	$140

Net charge offs	$(945)	$(1,990)	$(537)	$(1,258)	$(885)

Provision for loan losses	776	1,895	495	720	2,102

Balance, end of period	$2,925	$3,094	$3,189	$3,231	$3,769

Average loans outstanding during the period	$240,964	$240,557	$240,832	$249,480	$250,207

Ratio of net charge-offs during the period to average loans outstanding during the period	0.39%	0.83%	0.22%	0.50%	0.35%

As of December 31, 2013, the ratio of the allowance for loan losses to total loans was 1.17% as compared to 1.30% as of December 31, 2012.

Allocation of the Allowance for Loan Losses

Years Ended December 31,	2013		2012		2011		2010		2009
(Dollars in Thousands)
Commercial and industrial	$256	0.10%	$262	0.11%	$282	0.12%	$70	0.03%	$358	0.14%
Real estate - construction	301	0.12%	192	0.08%	190	0.08%	193	0.08%	22	0.01%
Real estate - mortgage	2,165	0.86%	2,380	1.00%	2,524	1.07%	2,048	0.83%	2,931	1.17%
Consumer and other	203	0.09%	252	0.11%	185	0.08%	211	0.08%	458	0.19%
Unallocated	—	0.00%	8	0.00%	8	0.00%	709	0.29%	—	0.00%

Total	$2,925	1.17%	$3,094	1.30%	$3,189	1.35%	$3,231	1.31%	$3,769	1.51%

Non-Performing Assets

As of December 31, 2013, non-performing assets as a percentage of total loans and OREO was 2.0%, compared to 2.7% at year-end 2012. The coverage ratio of allowance to total non-performing loans increased to 105.5% at year-end 2013 from 52.8% at year-end 2012. OREO, including solely foreclosed properties, at year-end 2013 increased to $3.9 million from $3.2 million at year-end 2012. The year-end 2013 figure represents 11 residences, 14 lots, two former convenience stores, one former nursery property, one former restaurant, one commercial business property and a seafood house. The Company sold 13 OREO properties with a total value of $1.4 million in 2013 for losses of $263 thousand, and 11 properties with a total value of $2.5 million from 10 borrowers were added through foreclosure. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. As a result, in addition to losses on sales, the Company wrote-down OREO property values by $300 thousand in 2013. Included in other assets are two properties, a former branch office and one residential property, with a value of $983 thousand. These properties were not foreclosed and are being marketed for sale.

During 2013, non-accruing loan balances decreased by $3.0 million. Of the $2.7 million in non-accruing balances, $1.1 million are residential mortgages. The reduction in non-accruing loan balances from 2012 to 2013 was comprised of $134 thousand in charge-offs, $2.4 million of foreclosures, $2.0 million of upgrades, $402 thousand in paydowns and $2.0 million in new non-accruing loans.

Non-Performing Assets

(Dollars in Thousands)	2013	2012	2011	2010	2009

Loans past due 90 days or more and still accruing	$18	$126	$60	$203	$154
Non-accruing loans	2,754	5,730	5,417	5,574	5,257

Total non-performing loans	2,772	5,856	5,477	5,777	5,411

Other real estate owned	3,897	3,151	2,280	4,086	2,193

Total non-performing assets	$6,669	$9,007	$7,757	$9,863	$7,604

Allowance for loan losses	$2,925	$3,094	$3,189	$3,231	$3,769

Allowance to non-performing loans	105.5%	52.8%	58.2%	55.9%	69.7%
Non-performing assets to total assets	2.0%	2.7%	2.5%	3.0%	2.3%

There were 14 troubled debt restructurings with an aggregate balance of $2.5 million at December 31, 2013, eight troubled debt restructurings with an aggregate balance of $3.3 million at December 31, 2012 and four troubled debt restructurings with an aggregate balance of $3.3 million at December 31, 2011.

For more detailed information on non-accrual, past due and impaired loans and policies, refer to Note 2, Note 5 and Note 6 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Securities

As of December 31, 2013, investment securities totaled $38.5 million, an increase of 5.0% as compared to 2012 year-end balances of $36.7 million.

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

Available-for-sale securities December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,383,854	$10,627	$(86,412)	$9,308,069
State and municipal obligations	27,690,034	109,280	(1,242,426)	26,556,888
Certificates of deposits	1,736,000	9,039	—	1,745,039
Auction rate security	912,000	—	—	912,000

	$39,721,888	$128,946	$(1,328,838)	$38,521,996

Available-for-sale securities December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,411,627	$78,178	$(25,990)	$9,463,815
State and municipal obligations	23,480,871	412,759	(44,102)	23,849,528
Certificates of deposits	1,985,000	3,271	(1,094)	1,987,177
Auction rate security	1,400,000	—	—	1,400,000

	$36,277,498	$494,208	$(71,186)	$36,700,520

Available-for-sale securities December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$8,698,771	$100,951	$(4,656)	$8,795,066
State and municipal obligations	30,447,729	1,066,585	(10,259)	31,504,055
Certificates of deposits	—	—	—	—
Auction rate security	1,500,000	—	—	1,500,000

	$40,646,500	$1,167,536	$(14,915)	$41,799,121

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available-for-sale are carried at fair market value, with after-tax market value gains or losses disclosed as a component of comprehensive income. The after-tax unrealized gains or losses are recorded as a portion of other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the gain or loss is realized, typically at the time of sale. As of December 31, 2013, the Company had accumulated other comprehensive gains (losses) net of deferred tax related to securities available-for-sale of $(791) thousand as compared to $280 thousand at year-end 2012.

The investment portfolio shows a net unrealized loss of $(1.2) million on December 31, 2013, compared to a net unrealized gain of $423 thousand on December 31, 2012. The minimally higher interest rate environment, along with sales in 2013 which realized $284 thousand in gains, is responsible for these unrealized losses, since bond prices are inversely proportional to bond rates, and the bonds in the Bank’s portfolio were mostly purchased at lower prices.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in net income if (i) there is evidence of credit related impairment; (ii) we intend to sell the security or (iii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. As a result, temporary impairment can occur with rising interest rates, since the market value of a fixed income investment will fall as interest rates rise. Conversely, market values will increase as interest rates fall.

As of December 31, 2013, the Company held one South Carolina Student Loan Corporation auction rate security with a face amount of $1.2 million. During the second quarter of 2013, the South Carolina Student Loan Corporation made a tender and exchange offer with regards to these auction rate securities with the provision that 50% of the security holders were required to accept the tender offer in order for it to be consummated. The tender offer was not accepted by the required 50% of security holders. As a result of the tender and exchange offer, the Company determined that the value of this auction rate security was other than temporarily impaired. The market value of the security was estimated based on Level 3 inputs (refer to Note 21 to the Consolidated Financial Statements in Item 8 of this Form 10-K). The Company recognized an other-than-temporary impairment charge of $288 thousand in income to reduce the carrying value to $912 thousand. In the first quarter of 2014, the Company sold the auction rate security for $912 thousand.

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

For more information on the Company’s investment portfolio, please refer to Note 4 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Investment Maturities and Average Yields

As of December 31, 2013

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years

U.S. Government and Agencies:
Book Value	$1,565	$5,753	$2,065	$—
Market Value	1,548	5,711	2,049	—
Weighted average yield	1.01%	1.09%	1.48%	0.00%
States and Municipal Obligations (1):
Book Value	$3,822	$8,858	$13,351	$2,572
Market Value	3,836	8,827	12,490	2,316
Weighted average yield	1.83%	2.33%	3.18%	4.14%
Certificates of Deposit:
Book Value	$496	$1,240	$—	$—
Market Value	497	1,248	—	—
Weighted average yield	0.73%	1.06%	0.00%	0.00%
Restricted Securities:
Book Value	$—	$—	$—	$1,638
Market Value	—	—	—	1,638
Weighted average yield	0.00%	0.00%	0.00%	0.96%
Total Securities:
Book Value	$5,883	$15,851	$15,416	$4,210
Market Value	5,881	15,786	14,539	3,954
Weighted average yield	1.52%	1.78%	2.96%	2.90%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

(1) Includes the Auction Rate Security.

Deposits

During 2013, average total deposits increased 0.4% to $271.1 million as compared to average total 2012 deposits of $270.0 million. Average non-interest bearing demand deposits increased 16.1%, average NOW accounts increased 6.1%, average savings accounts decreased 3.2%, average money market deposits increased 18.2% and average time deposits decreased 10.2%. The decline in interest-bearing deposits and increase in non-interest-bearing deposits results in improved deposit mix to less costly funds.

Average Deposits and Rates

Years Ended December 31,	2013		2012		2011
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$54,012	0.00%	$46,530	0.00%	$44,835	0.00%

Interest bearing Deposits:
NOW Accounts	$41,394	0.18%	$39,020	0.22%	$39,468	0.25%
Regular Savings	45,625	0.19%	47,138	0.36%	48,419	0.79%
Money Market Deposit Accounts	28,147	0.50%	23,820	0.63%	20,742	0.73%
Time Deposits - Retail
CD’s $100,000 or more	45,729	2.21%	51,010	2.29%	49,672	2.43%
CD’s less than $100,000	56,174	1.87%	62,516	2.04%	64,768	2.26%

Total Interest bearing Deposits	$217,069	1.09%	$223,504	1.28%	$223,069	1.48%

Total Average Deposits	$271,081	0.87%	$270,034	1.04%	$267,904	1.24%

Maturity Schedule of Time Deposits of $100,000 and over

As of December 31,	2013	2012	2011
(In thousands)
3 months or less	$4,277	$2,192	$3,068
3-6 months	2,457	1,246	1,284
6-12 months	8,869	4,627	4,889
Over 12 months	28,417	39,888	42,648

Totals	$44,020	$47,953	$51,889

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with stock or private equity offerings or through earnings. On December 31, 2012, the Company completed a private placement of 2,200,000 shares of common stock resulting, in a net addition to capital of $8.7 million. Management believes the capital level at December 31, 2013, is sufficient to support growth and acquisition opportunities.

In 2009, the parent company obtained its operating funds via dividends paid by the Bank. Banking regulations limit the amount of dividend distributions a bank can make to net undistributed profits of the current year plus two prior years, unless prior approval is granted by bank regulators. Due to the large loan loss provision expense taken in the fourth quarter of 2009, which significantly reduced the Bank’s 2009 earnings, there were no undistributed profits available for distribution from the Bank to the parent. Since then, the parent company has obtained its operating funds through management fees paid by the Bank and Trust Company.

The Bank is required to maintain minimum amounts of capital per Federal Reserve capital guidelines. The minimum Total Capital to Risk Weighted Assets ratio is 8.0%, the minimum Tier 1 Capital to Risk Weighted Assets ratio is 4.0% and the minimum Tier 1 Capital to Adjusted Average Assets ratio (Leverage ratio) is 4.0%. As of December 31, 2013, the Bank maintained these ratios at 14.01%, 12.78%, and 9.20%, respectively. At year-end 2012, these ratios were 14.08%, 12.83%, and 9.00%, respectively. For more detailed information, refer to Note 16 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Total capital, before accumulated other comprehensive income, grew by 3.6% to $38.3 million as of December 31, 2013 as compared to $37.0 million as of December 31, 2012. Accumulated other comprehensive loss was $1.2 million as of December 31, 2013 compared to accumulated other comprehensive loss of $381 thousand as of December 31, 2012, which is due primarily to a decline in unrealized gains on securities offset by the reduction in actuarial losses in the Company’s pension and post-retirement benefit plans.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations (such as commitments to fund loans) through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with other banks, federal funds sold and investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates is a factor in the management of liquidity. Management believes that the Company maintains overall liquidity that is more than sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At December 31, 2013, liquid assets totaled $42.8 million or 12.9% of total assets, down from $62.2 million and 18.6% at December 31, 2012. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains federal funds lines with regional banks totaling approximately $20.3 million. In addition, the Bank has total borrowing capacity with the FHLB of $66.8 million, with $37.7 million immediately available as of December 31, 2013. With additional collateral, $49.8 million would be available from the FHLB.

The table below presents selected information on short-term borrowings:

(Dollars in Thousands)
Years Ended December 31,	2013	2012	2011

Balance outstanding at year-end	$9,118	$6,460	$5,277
Maximum balance at any month end during the year	11,355	9,269	8,006
Average balance for the year	8,482	6,100	6,093
Weighted average rate for the year	0.19%	0.26%	0.24%
Weighted average rate on borrowings at year end	0.11%	0.23%	0.24%
Estimated fair value at year end	$9,118	$6,460	$5,277

The impact of contractual obligations includes two FHLB advances and time deposits. With regards to the FHLB advances, one is for $10.0 million, which was restructured during the second quarter of 2013 to extend the maturity and reduce the interest rate from 4.23% to a three month LIBOR-based floating rate advance, and matures in April 2020. The other is for $5.0 million and matures in May 2014. For details on these advances, please refer to Note 14 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Time deposits mature as follows: 2014 - $34.6 million; 2015 - $25.3 million; 2016 - $27.0 million; 2017 - $4.6 million; and 2018 and thereafter - $4.9 million. Refer to Note 9 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Off Balance Sheet Arrangements

	December 31, 2013	December 31, 2012	December 31, 2011
(In thousands)
Total Loan Commitments Outstanding	$37,279	$30,459	$31,170
Standby-by Letters of Credit	329	359	378

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, acquisitions and dispositions, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included on the pages indicated:

Bay Banks of Virginia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income (loss), comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Asheville, North Carolina

March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bay Banks of Virginia, Inc.

Kilmarnock, Virginia

We have audited the accompanying consolidated balance sheet of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 28, 2013

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Cash and due from banks	$6,788,689	$4,757,889
Interest-bearing deposits	8,900,190	35,166,448
Federal funds sold	120,029	48,009
Securities available-for-sale, at fair value	38,521,996	36,700,520
Restricted securities	1,638,350	1,584,700
Loans receivable, net of allowance for loan losses of $2,925,264 and $3,093,623	247,911,646	235,746,026
Loans held for sale	195,850	398,500
Premises and equipment, net	10,620,542	11,611,688
Accrued interest receivable	1,123,865	1,070,763
Other real estate owned, net	3,896,987	3,151,346
Bank owned life insurance	5,129,281	—
Goodwill	2,807,842	2,807,842
Mortgage servicing rights	579,145	—
Other assets	2,900,651	1,753,945

Total assets	$331,135,063	$334,797,676

LIABILITIES
Noninterest-bearing deposits	$57,804,547	$50,467,907
Savings and interest-bearing demand deposits	114,056,155	117,954,879
Time deposits	96,485,619	106,751,785

Total deposits	268,346,321	275,174,571

Securities sold under repurchase agreements	9,118,382	6,459,839
Federal Home Loan Bank advances	15,000,000	15,000,000
Other liabilities	1,533,861	1,578,295

Total liabilities	293,998,564	298,212,705

SHAREHOLDERS’ EQUITY

Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,817,856 and 4,810,856 shares, respectively)	24,089,280	24,054,280
Additional paid-in capital	2,757,450	2,670,021
Retained earnings	11,463,302	10,241,396
Accumulated other comprehensive loss, net	(1,173,533)	(380,726)

Total shareholders’ equity	37,136,499	36,584,971

Total liabilities and shareholders’ equity	$331,135,063	$334,797,676

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2013	2012
INTEREST INCOME
Loans, including fees	$12,617,422	$12,972,848
Securities:
Taxable	447,935	644,790
Tax-exempt	325,805	238,023
Federal funds sold	607	2,849
Interest-bearing deposit accounts	56,529	32,292

Total interest income	13,448,298	13,890,802

INTEREST EXPENSE
Deposits	2,368,262	2,854,331
Federal funds purchased	398	389
Securities sold under repurchase agreements	15,949	16,075
FHLB advances	449,700	566,072

Total interest expense	2,834,309	3,436,867

Net interest income	10,613,989	10,453,935

Provision for loan losses	776,000	1,894,685

Net interest income after provision for loan losses	9,837,989	8,559,250

NON-INTEREST INCOME
Income from fiduciary activities	697,707	648,706
Service charges and fees on deposit accounts	1,076,393	895,236
VISA-related fees	830,235	827,670
Other service charges and fees	1,129,820	892,719
Secondary market lending fees (refer to Note 2)	1,163,978	684,605
Bank owned life insurance income	129,281	—
Net gains on sale of securities available-for-sale	283,706	957,760
Loss on securities with other-than-temporary impairment	(288,000)	—
Other real estate losses	(563,457)	(736,606)
Net gains (losses) on fixed assets	164,850	(4,906)
Other income	101,340	327,234

Total non-interest income	4,725,853	4,492,418

NON-INTEREST EXPENSES
Salaries and employee benefits	6,413,632	5,702,656
Occupancy expense	1,331,269	1,375,642
Software maintenance	505,146	608,368
Bank franchise tax	170,538	156,756
VISA expense	707,602	680,988
Telephone expense	195,987	169,177
FDIC assessments	397,402	407,814
Foreclosure property expense	124,164	186,161
Consulting expense	221,555	323,957
Other expense	2,875,512	2,531,915

Total non-interest expenses	12,942,807	12,143,434

Net income before income taxes	1,621,035	908,234

Income tax expense	399,129	210,472

Net income	$1,221,906	$697,762

Basic Earnings Per Share
Average basic shares outstanding	4,816,859	2,610,856
Earnings per share, basic	$0.25	$0.27

Diluted Earnings Per Share
Average diluted shares outstanding	4,819,343	2,612,787
Earnings per share, diluted	$0.25	$0.27

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2013	2012

Net income	$1,221,906	$697,762
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(1,618,620)	228,161
Deferred tax benefit (expense)	550,331	(77,574)
Reclassification of net securities (gains) and impairments recognized in net income	(4,294)	(957,760)
Deferred tax benefit	1,460	325,638

Unrealized losses adjustment, net of tax	(1,071,123)	(481,535)

Defined benefit pension plan:
Net periodic pension cost	—	(755,465)
Net pension gain	224,130	269,831
Deferred tax (expense) benefit	(76,204)	163,292

Defined benefit pension plan adjustment, net of tax	147,926	(322,342)

Post retirement benefit plan:
Net gain (loss)	194,649	(39,293)
Net transition cost	2,913	2,913
Deferred tax (expense) benefit	(67,172)	14,192

Post retirement benefit plan adjustment, net of tax	130,390	(22,188)

Total other comprehensive loss	(792,807)	(826,065)

Comprehensive income (loss)	$429,099	$(128,303)

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance January 1, 2012	2,610,856	$13,054,280	$4,971,531	$9,543,634	$445,339	$28,014,784
Net income	—	—	—	697,762	—	697,762
Other comprehensive loss	—	—	—	—	(826,065)	(826,065)
Stock issued	2,200,000	11,000,000	(2,304,434)	—	—	8,695,566
Stock compensation expense	—	—	2,924	—	—	2,924

Balance December 31, 2012	4,810,856	24,054,280	2,670,021	10,241,396	(380,726)	36,584,971
Net income	—	—	—	1,221,906	—	1,221,906
Other comprehensive loss	—	—	—	—	(792,807)	(792,807)
Stock compensation expense	7,000	35,000	87,429	—	—	122,429

Balance December 31, 2013	4,817,856	$24,089,280	$2,757,450	$11,463,302	$(1,173,533)	$37,136,499

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$1,221,906	$697,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	754,480	769,476
Net amortization and accretion of securities	390,920	272,264
Provision for loan losses	776,000	1,894,685
Stock compensation expense	122,429	2,924
Deferred income taxes	259,307	(42,949)
Gain on securities available-for-sale	(283,706)	(957,760)
Loss on securities with other-than-temporary impairment	288,000	—
Increase in OREO valuation allowance	300,341	505,766
Loss on sale of other real estate	263,116	230,840
(Gain) loss on disposal of fixed assets	(164,850)	4,906
Mortgage servicing rights	(579,145)	—
Increase in bank owned life insurance	(129,281)	—
Gain on loans sold to FNMA	(391,131)	(528,911)
Loan originations for sale to FNMA	(21,431,663)	(25,080,200)
Loan sales to FNMA	22,025,444	24,681,700
(Increase) decrease in accrued income and other assets	(67,564)	275,426
Increase in other liabilities	377,258	320,691

Net cash provided by operating activities	3,731,861	3,046,620

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	3,951,287	4,633,678
Proceeds from sales and calls of available-for-sale securities	9,432,875	15,225,843
Purchase of bank owned life insurance	(5,000,000)	—
Purchases of available-for-sale securities	(17,223,766)	(14,805,021)
(Purchases) sales of restricted securities	(53,650)	406,500
(Increase) decrease in federal funds sold	(72,020)	2,088,366
Loan originations and principal collections, net	(15,417,421)	(6,173,840)
Purchase of other assets	(771,000)	—
Proceeds from sale of other real estate	1,188,928	1,049,860
Improvements to other real estate	(22,225)	(94,554)
Purchases of premises and equipment	(537,711)	(90,048)
Proceeds from the sale of premises and equipment	727,091	4,250

Net cash (used in) provided by investing activities	(23,797,612)	2,245,034

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	3,437,916	19,349,548
Proceeds from issuance of common stock	—	8,695,566
Net decrease in time deposits	(10,266,166)	(9,693,082)
Net increase in securities sold under repurchase agreements	2,658,543	1,182,681

Net cash (used in) provided by financing activities	(4,169,707)	19,534,713

Net (decrease) increase in cash and due from banks	(24,235,458)	24,826,367
Cash and due from banks at beginning of period	39,924,337	15,097,970

Cash and due from banks at end of period	$15,688,879	$39,924,337

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,824,256	$3,448,683

Income taxes	337,973	109,961

Non-cash investing and financing:
Unrealized loss on investment securities	(1,622,914)	(729,599)

Change in pension and post-retirement obligation	421,692	(522,014)

Loans transferred to other real estate owned	2,475,801	2,563,322

Loans originated to facilitate the sale of OREO	328,250	277,400

Changes in deferred taxes resulting from OCI transactions	408,415	428,070

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Presentation

Organization. Bay Banks of Virginia, Inc. (the “Company”) is a bank holding company that conducts substantially all of its operations through its subsidiaries.

The Bank of Lancaster (the “Bank”) is state-chartered and a member of the Federal Reserve System and serves individual and commercial customers, the majority of which are in the Northern Neck of Virginia. The Bank has branch offices in the counties of Lancaster, Northumberland, Richmond, and Westmoreland, Virginia and a residential mortgage loan production office in Middlesex County Virginia. Each branch office offers a full range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest bearing. The majority of the Bank’s loan portfolio is secured by real estate.

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

Basis of Presentation. The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc. and its subsidiaries, Bank of Lancaster and Bay Trust Company. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share or shareholders’ equity as previously reported.

Note 2.	Significant Accounting Policies

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the measurement of fair value of foreclosed real estate, deferred taxes, impairment testing of goodwill, projected pension and post-retirement obligations and fair value measurements.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, all of which mature within ninety days.

Interest-bearing deposits in banks

Interest-bearing deposits in banks are carried at cost and include deposits with the Federal Reserve Bank of Richmond, which mature within one year.

Securities

Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available-for-sale, or trading, based on management’s intent. Currently, all of the Company’s investment securities are classified as available-for- sale. Securities available-for-sale are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. A gain or loss is recognized in earnings on the settlement date based on the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income via amortization or accretion, respectively, using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if (i) there is evidence of credit related impairment; (ii) the Company intends to sell the security or (iii) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is a credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that it would be required to sell the security before recovery.

Securities sold under repurchase agreements

Securities sold under repurchase agreements, which are classified as secured borrowings, generally mature within one year from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company is required to provide collateral based on the fair value of the underlying securities.

Loans

The Company grants mortgage loans on real estate; commercial and industrial loans; and consumer and other loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans on real estate. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market areas.

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

Troubled debt restructuring (“TDR”)

In some situations, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to a borrower that it would not otherwise consider. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, the related loan is classified as a troubled debt restructuring. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. Management measures all TDRs for impairment as noted below for impaired loans.

Allowance for loan losses (“ALL”)

The ALL reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and pools of loans analyzed on a segmented basis. Considerations include historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing local and national economic conditions and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.

During the third quarter of 2012, management enhanced the ALL calculation methodology by changing the historical loss factor period from six quarters to the length of a business cycle. This increased the historical loss period to 16 quarters, and assumed the business cycle to have begun in the fourth quarter of 2008. As the length of that business cycle extended, so did the length of the historical loss factor period. During the third quarter of 2013, management determined that the business cycle had ended given noticeable national economic improvement and local real estate market stabilization and ceased this approach. The then current 19 quarters of historical losses will be used henceforth. This change in methodology produced an immaterial change in the ALL calculation.

Management employs a risk rating system to evaluate and consistently categorize loan portfolio credit risk. Loans assigned risk rating grades include all commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which are impaired, loans to real estate developers and contractors, consumer loans greater than $250 thousand with chronic delinquency, and troubled debt restructures. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades are evaluated as new information becomes available for each borrowing relationship or at least quarterly. All other loans not specifically assigned a risk rating grade are monitored as a discrete pool of loans generally based on delinquency status. Risk rating categories are as follows:

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

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured for impairment generally include: (1) non-accruing Special mention, Substandard and Doubtful loans in excess of $250,000; (2) Substandard and Doubtful loans in excess of $500,000; (3) Special Mention loans in excess of $500,000 if any of the loans in the relationship are more than 30 days past due or if the borrower has filed for bankruptcy; and (4) all TDRs. A specific allowance arises when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates smaller commercial loans, residential mortgages and consumer loans, grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, then adjusted for qualitative factors. Qualitative factors include changes in the local and national economic outlook, including unemployment, interest rates, inflation rates and real estate trends; the level and trend of past due and nonaccrual loans; strength of policies and procedures; and oversight of credit risk and quality of underwriting. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

The specific component of the ALL calculation accounts for the loan loss reserve necessary on impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Accrual of interest may or may not be discontinued for any given impaired loan. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Because large groups of smaller balance homogeneous loans are collectively evaluated for impairment, the Company does not generally separately identify smaller balance individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

The general component of the ALL calculation collectively evaluates groups of loans in segments or classes, as noted above. The segments are: (1) Mortgage loans on real estate; (2) Commercial and industrial loans; and (3) Consumer and other loans. The segment for Mortgage loans on real estate is disaggregated into the following classes: (1) Construction, land and land development; (2) Farmland; (3) Residential first mortgages; (4) Residential revolving and junior mortgages; (5) Commercial mortgages (non-owner-occupied); and (6) Commercial mortgages (owner-occupied). Every loan is assigned to a segment or a class. Loans in segment 1 are secured by real estate. Loans in segments 2 and 3 are secured by other types of collateral or are unsecured. A given segment or class may not reflect the purpose of a loan. For example, a business owner may provide his residence as collateral for a loan to his company, in which case the loan would be grouped in a residential mortgage class. Historical loss factors are calculated for the prior 19 quarters by segment and class, and then applied to the current balances in each segment and class. Finally, qualitative factors are applied to each segment and class.

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

The summation of the specific, general and unallocated components results in the total estimated ALL. Management may also include an unallocated component to cover uncertainties in the level of probable losses. This estimate is inherently subjective and actual losses could be greater or less than the estimates.

Additions to the ALL are made by charges to earnings through the provision for loan losses. Charge-offs result from credit exposures deemed to be uncollectible and the ALL is reduced by these. Recoveries of previously charged off amounts are credited back to the ALL. Charge-off policies are materially the same for all types of loans.

Mortgage servicing rights (“MSRs”)

MSRs are included on the consolidated balance sheet and recorded at fair value on an ongoing basis. Changes in the fair value of the MSRs are recorded in the results of operations. A fair value analysis of MSRs is performed on a quarterly basis.

The Company has sold mortgages that it has originated to a third party and retained servicing rights for a number of years. The Company had not recorded the MSRs asset at the time of the sale of mortgages to the third party prior to 2013. The Company recognized the cumulative effect of the MSRs asset in the third quarter of 2013. The overstatement of income in 2013 of approximately $215,000 after tax ($325,000 pre-tax adjusted at a 34% tax rate) or approximately $0.04 per basic and diluted earnings per share represents the fair value of servicing rights retained prior to 2013. The Company is accounting for the MSRs under the fair value method after the initial recording.

The Company has evaluated this uncorrected misstatement in consideration and accordance with the guidance from Staff Accounting Bulletin (“SAB”) 99 and 108, in order to determine whether it is material to the financial statements taken as a whole. The Company’s evaluation process included consideration of the nature, cause, amount and effect of the misstatement from both a quantitative and qualitative perspective.

It is management’s judgment that the adjustment to the 2013 financial statements for MSRs, related to 2012 and prior, is not material to the 2013 balance sheet, results of operations and cash flows taken as a whole.

Premises and equipment, net

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

Other real estate owned, net

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

Goodwill

Goodwill is related to unidentifiable intangible assets arising from the acquisition of five branches during the years 1994 through 2000. Goodwill is tested annually for impairment. If impairment exists, the amount of impairment would result in a charge to expense.

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the statements of income. The Company had no liabilities for recognized tax benefits at December 31, 2013 or 2012.

The Company evaluates its deferred tax assets quarterly to determine if those assets will recovered and if a valuation allowance is needed. At December 31, 2013, the Company determined no valuation allowance related to its deferred tax assets was necessary.

Pension benefits

The non-contributory cash balance benefit pension plan was frozen as of December 31, 2012. It covers substantially all full-time employees who became vested in the plan by that date. Prior to December 31, 2012, the plan accumulated benefits for each covered employee based on annual pay credits, which were based on age and years of service, plus monthly interest credits based on an amount established each year by the Board of Directors, or the minimum interest rate per the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Going forward, the balances for those employees vested by December 31, 2012 will continue to receive interest credits.

Postretirement benefits

The Company provides certain health care benefits for all retired employees who meet eligibility requirements.

Trust assets and income

Customer assets held by the Trust Company, other than cash on deposit at the Bank, are not included in these financial statements, since such items are not assets of the Bank or the Trust Company. Trust fees are recorded on the accrual basis.

Earnings per share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Refer to Note 19.

Off-balance-sheet financial instruments

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

Significant group concentration of credit risk

Most of the Company’s business activity is with customers located in the counties of Lancaster, Northumberland, Richmond and Westmoreland, Virginia. The Company makes residential, commercial and consumer loans and a significant amount of the loan portfolio is comprised of real estate mortgage loans, which are primarily secured by single-family residences. The adequacy of collateral on real estate mortgage loans is highly dependent on changes in real estate values.

Advertising

Advertising costs are expensed as incurred and totaled $175 thousand and $127 thousand for the years ended December 31, 2013 and 2012, respectively.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses on securities available-for-sale and changes in the actuarial gain or loss of the pension and postretirement plan. The cumulative position of the items in comprehensive income resides in shareholders’ equity as accumulated other comprehensive income. Refer to Note 24.

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 21. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Stock-based compensation plans

Authoritative accounting guidance requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. This cost is recognized over the vesting period of the respective awards.

Recent Accounting Pronouncements.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2014, the FASB issued ASU 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-4): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendment clarifies that an in- substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, either upon (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendment also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. Companies should apply this amendment for fiscal years and interim periods beginning after December 15, 2014. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3.	Goodwill

The Company has goodwill relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at December 31, 2013 and 2012, as reflected on the consolidated balance sheets, was $2,807,842. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Goodwill is tested annually for impairment. The test performed in December 2013 using financial information as of September 30, 2013 found no impairment. No events occurred between the date of our annual test and December 31, 2013 that would indicate the existence of impairment.

Note 4.	Investment Securities

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

Available-for-sale securities December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,383,854	$10,627	$(86,412)	$9,308,069
State and municipal obligations	27,690,034	109,280	(1,242,426)	26,556,888
Certificates of deposits	1,736,000	9,039	—	1,745,039
Auction rate security	912,000	—	—	912,000

	$39,721,888	$128,946	$(1,328,838)	$38,521,996

Available-for-sale securities December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,411,627	$78,178	$(25,990)	$9,463,815
State and municipal obligations	23,480,871	412,759	(44,102)	23,849,528
Certificates of deposits	1,985,000	3,271	(1,094)	1,987,177
Auction rate security	1,400,000	—	—	1,400,000

	$36,277,498	$494,208	$(71,186)	$36,700,520

The cost of securities sold is based on actual net cost. Gross realized gains and gross realized losses, as well as proceeds on sales and calls of securities, were as follows:

	For the years ended December 31,
	2013	2012

Gross realized gains	$285,286	$959,588
Gross realized losses	(1,580)	(1,828)

Net realized gains	$283,706	$957,760

Aggregate proceeds	$9,432,875	$15,225,843

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2013 are shown below:

	Amortized Cost	Fair Value
Due in one year or less	$5,882,454	$5,881,588
Due after one year through five years	15,851,356	15,785,063
Due after five through ten years	15,416,075	14,539,307
Due after ten years	2,572,003	2,316,038

	$39,721,888	$38,521,996

Securities with a market value of $12,891,507 and $8,123,132 at December 31, 2013 and 2012, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2013 and 2012, by duration of the unrealized loss, are shown below. With the exception of the auction rate security, the unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. All amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at December 31, 2013 included 50 municipals, 14 U.S. treasuries and agencies and one federal agency. Bonds with unrealized loss positions at December 31, 2012 included three certificates of deposit, 10 municipal securities and two federal agency securities.

	Less than 12 months		12 months or more		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$4,807,632	$66,984	$1,462,360	$19,428	$6,269,992	$86,412
States and municipal obligations	14,255,426	1,120,034	2,305,821	122,392	16,561,247	1,242,426

Total temporarily impaired securities	$19,063,058	$1,187,018	$3,768,181	$141,820	$22,831,239	$1,328,838

	Less than 12 months		12 months or more		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,080,438	$25,990	$—	$—	$1,080,438	$25,990
States and municipal obligations	2,863,106	37,731	1,037,825	6,371	3,900,931	44,102
Certificates of deposits	742,906	1,094	—	—	742,906	1,094

Total temporarily impaired securities	$4,686,450	$64,815	$1,037,825	$6,371	$5,724,275	$71,186

The following table summarizes cumulative credit-related other-than temporary impairment losses recognized on the one auction rate security held by the Company (no other-than-temporary-impairment was recognized for the year ended December 31, 2012):

For the year ended
December 31, 2013
Balance, beginning of the period	$—
Impairment losses recognized during the period	288,000
Realized losses from sales	—

Balance, end of period	$288,000

The Company holds one South Carolina Student Loan Corporation auction rate security with a face amount of $1.2 million. During the second quarter of 2013, the South Carolina Student Loan Corporation made a tender and exchange offer with regards to these auction rate securities with the provision that 50% of the security holders were required to accept the tender offer in order for it to be consummated. The tender offer was not accepted by the required 50% of security holders. As a result of the tender and exchange offer, the Company determined that the value of this auction rate security was other than temporarily impaired. The market value of the security was estimated based on Level 3 inputs (refer to Note 21). The Company recognized an other-than-temporary impairment charge of $288 thousand in income related to this security during 2013. In the first quarter of 2014, the Company sold this auction rate security for $912 thousand.

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1,079,800 and $1,146,600 at December 31, 2013 and 2012, respectively. The investment in FHLB stock is a required investment related to the Company’s membership with the FHLB. This investment is carried at cost since there is no ready market and redemptions have historically has been made at par. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

The Company also had an investment in Federal Reserve Bank (“FRB”) stock which totaled $382 thousand and $262 thousand at December 31, 2013 and 2012, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013 and no impairment has been recognized. FRB stock is shown in the restricted securities line item on the consolidated balance sheets and is not part of the available-for-sale securities portfolio.

Note 5.	Loans

The following is a summary of the balances of loans including net unamortized deferred loan fees and other costs of $505,534 and $702,154 for December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012

Mortgage loans on real estate:
Construction, Land and Land Development	$31,838,883	$29,024,294
Farmland	1,261,825	1,442,757
Commercial Mortgages (Non-Owner Occupied)	14,626,139	13,420,551
Commercial Mortgages (Owner Occupied)	34,177,314	33,634,384
Residential First Mortgages	114,457,561	106,455,040
Residential Revolving and Junior Mortgages	24,045,395	26,982,512
Commercial and Industrial loans	23,938,601	20,524,547
Consumer Loans	5,985,658	6,653,410

Total loans	$250,331,376	$238,137,495
Net unamortized deferred loans costs	505,534	702,154
Allowance for loan losses	(2,925,264)	(3,093,623)

Loans, net	$247,911,646	$235,746,026

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by 90 days or more is generally placed on nonaccrual, unless it is both well secured and in the process of collection.

Loans Past Due and Nonaccruals December 31, 2013	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$64,643	$—	$853,565	$918,208	$30,920,675	$31,838,883
Farmland	—	—	—	—	1,261,825	1,261,825
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	14,626,139	14,626,139
Commercial Mortgages (Owner Occupied)	—	—	426,737	426,737	33,750,577	34,177,314
Residential First Mortgages	667,987	—	1,083,302	1,751,289	112,706,272	114,457,561
Residential Revolving and Junior Mortgages	108,113	—	76,110	184,223	23,861,172	24,045,395
Commercial and Industrial	15,788	—	310,929	326,717	23,611,884	23,938,601
Consumer Loans	60,152	18,710	3,243	82,105	5,903,553	5,985,658

Total	$916,683	$18,710	$2,753,886	$3,689,279	$246,642,097	$250,331,376

Loans Past Due and Nonaccruals December 31, 2012	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$230,866	$—	$655,397	$886,263	$28,138,031	$29,024,294
Farmland	—	—	—	—	1,442,757	1,442,757
Commercial Mortgages (Non-Owner Occupied)	—	—	318,418	318,418	13,102,133	13,420,551
Commercial Mortgages (Owner Occupied)	—	71,254	819,467	890,721	32,743,663	33,634,384
Residential First Mortgages	761,981	502	2,677,788	3,440,271	103,014,769	106,455,040
Residential Revolving and Junior Mortgages	18,081	—	1,257,915	1,275,996	25,706,516	26,982,512
Commercial and Industrial	100,886	50,075	—	150,961	20,373,586	20,524,547
Consumer Loans	12,193	3,688	1,479	17,360	6,636,050	6,653,410

Total	$1,124,007	$125,519	$5,730,464	$6,979,990	$231,157,505	$238,137,495

Note 6.	Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
For the Twelve Months Ended December 31, 2013
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,571,673	$262,000	$259,950	$3,093,623
(Charge-offs)	(878,781)	(16,897)	(132,599)	(1,028,277)
Recoveries	68,257	1,535	14,126	83,918
Provision	704,370	9,362	62,268	776,000

Ending Balance	$2,465,519	$256,000	$203,745	$2,925,264

Individually evaluated for impairment	$633,519	$—	$33,032	$666,551

Collectively evaluated for impairment	1,832,000	256,000	170,713	2,258,713

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer and other Loans	Total
For the Twelve Months Ended December 31, 2012
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,713,490	$281,650	$193,401	$3,188,541
(Charge-offs)	(1,798,812)	(388,026)	(188,724)	(2,375,562)
Recoveries	289,385	18,369	78,205	385,959
Provision	1,367,610	350,007	177,068	1,894,685

Ending Balance	$2,571,673	$262,000	$259,950	$3,093,623

Individually evaluated for impairment	$759,673	$—	$74,210	$833,883

Collectively evaluated for impairment	1,812,000	262,000	185,740	2,259,740

Loan receivables evaluated for impairment individually and collectively by segment as of December 31, 2013 and 2012 are as follows:

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
As of December 31, 2013
Ending Balance:
Individually evaluated for impairment	$6,305,880	$310,929	$38,904	$6,655,713
Collectively evaluated for impairment	214,101,237	23,627,672	5,946,754	243,675,663

Total Gross Loans	$220,407,117	$23,938,601	$5,985,658	$250,331,376

As of December 31, 2012
Ending Balance:
Individually evaluated for impairment	$7,507,702	$—	$73,978	$7,581,680
Collectively evaluated for impairment	203,451,836	20,524,547	6,579,432	230,555,815

Total Gross Loans	$210,959,538	$20,524,547	$6,653,410	$238,137,495

Internal risk rating grades are shown in the following table.

As of December 31, 2013 INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$25,615,970	$1,261,825	$9,082,983	$23,983,720	$20,310,349	$80,254,847
Watch	3,493,341	—	5,204,100	7,429,025	2,742,550	18,869,016
Special mention	1,415,741	—	—	1,001,243	487,089	2,904,073
Substandard	1,313,831	—	339,056	1,763,326	398,613	3,814,826
Doubtful	—	—	—	—	—	—

Total	$31,838,883	$1,261,825	$14,626,139	$34,177,314	$23,938,601	$105,842,762

As of December 31, 2012 INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$21,877,355	$1,442,757	$7,362,289	$23,974,131	$16,418,910	$71,075,442
Watch	4,746,266	—	2,824,575	6,680,142	2,866,739	17,117,722
Special mention	1,162,388	—	2,574,371	338,902	759,554	4,835,215
Substandard	1,038,285	—	659,316	2,641,209	479,344	4,818,154
Doubtful	200,000	—	—	—	—	200,000

Total	$29,024,294	$1,442,757	$13,420,551	$33,634,384	$20,524,547	$98,046,533

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

As of December 31, 2013 PAYMENT ACTIVITY STATUS	Residential First Mortgages (1)	Residential Revolving and Junior Mortgages (2)	Consumer Loans (3)	Total
Performing	$113,374,260	$23,969,285	$5,963,705	$143,307,250
Nonperforming	1,083,302	76,110	21,953	1,181,365

Total	$114,457,562	$24,045,395	$5,985,658	$144,488,615

As of December 31, 2012 PAYMENT ACTIVITY STATUS	Residential First Mortgages (4)	Residential Revolving and Junior Mortgages (5)	Consumer Loans (6)	Total
Performing	$103,776,750	$25,724,597	$6,648,243	$136,149,590
Nonperforming	2,678,290	1,257,915	5,167	3,941,372

Total	$106,455,040	$26,982,512	$6,653,410	$140,090,962

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2,645,313 as of December 31, 2013.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $216,202 as of December 31, 2013.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $9,094 as of December 31, 2013.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $4,676,938 as of December 31, 2012.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $536,019 and Doubtful totaled $847,581 as of December 31, 2012.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $75,409 as of December 31, 2012.

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of December 31, 2013 and 2012 along with the average recorded investment and interest income recognized for the years ended December 31, 2013 and 2012.

	As of December 31, 2013
IMPAIRED LOANS	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$452,429	$453,350	$—
Residential First Mortgages	1,053,222	1,056,696	—
Residential Revolving and Junior Mortgages (1)	—	—	—
Commercial Mortgages (Non-owner occupied)	264,056	264,056	—
Commercial Mortgages (Owner occupied)	1,830,746	1,839,801	—
Commercial and Industrial	310,929	310,929	—
Consumer (2)	—	—	—

	3,911,382	3,924,832	—

With an allowance recorded:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	151,147	155,791	51,447
Residential First Mortgages	2,198,253	2,198,253	408,652
Residential Revolving and Junior Mortgages (1)	250,676	878,429	172,453
Commercial Mortgages (Non-owner occupied)	—	—	—
Commercial Mortgages (Owner occupied)	105,351	105,351	967
Commercial and Industrial	—	—	—
Consumer (2)	38,904	38,904	33,032

	2,744,331	3,376,728	666,551

Total Impaired Loans:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	603,576	609,141	51,447
Residential First Mortgages	3,251,475	3,254,949	408,652
Residential Revolving and Junior Mortgages (1)	250,676	878,429	172,453
Commercial Mortgages (Non-owner occupied)	264,056	264,056	—
Commercial Mortgages (Owner occupied)	1,936,097	1,945,152	967
Commercial and Industrial	310,929	310,929	—
Consumer (2)	38,904	38,904	33,032

	$6,655,713	$7,301,560	$666,551

(1)	Junior mortgages include equity lines
(2)	Includes credit cards

	As of December 31, 2012
IMPAIRED LOANS	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$213,768	$213,914	$—
Residential First Mortgages	1,495,910	1,495,910	—
Residential Revolving and Junior Mortgages (1)	971,654	1,785,259	—
Commercial Mortgages (Owner occupied)	758,391	758,391	—
Consumer (2)	—	—	—

	$3,439,723	$4,253,474	$—

With an allowance recorded:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$61,882	$65,566	$25,882
Residential First Mortgages	2,782,380	2,807,875	467,454
Residential Revolving and Junior Mortgages (1)	365,107	381,452	101,253
Commercial Mortgages (Owner occupied)	858,610	858,610	165,084
Consumer (2)	73,978	73,978	74,210

	$4,141,957	$4,187,481	$833,883

Total Impaired Loans:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$275,650	$279,480	$25,882
Residential First Mortgages	4,278,290	4,303,785	467,454
Residential Revolving and Junior Mortgages (1)	1,336,761	2,166,711	101,253
Commercial Mortgages (Owner occupied)	1,617,001	1,617,001	165,084
Consumer (2)	73,978	73,978	74,210

	$7,581,680	$8,440,955	$833,883

(1)	Junior mortgages include equity lines
(2)	Includes credit cards

	For the Twelve Months Ended December 31, 2013		For the Twelve Months Ended December 31, 2012
IMPAIRED LOANS	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$189,058	$1,493	$202,754	$292
Residential First Mortgages	678,171	47,960	1,372,196	87,917
Residential Revolving and Junior Mortgages (1)	—	—	1,380,596	6,238
Commercial Mortgages (Non-owner occupied)	105,622	7,945	—	—
Commercial Mortgages (Owner occupied)	1,091,822	56,417	429,600	31,116
Commercial and Industrial	62,186	—	—	—
Consumer (2)	—	—	—	—

	2,126,859	113,815	3,385,146	125,563

With an allowance recorded:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	30,229	—	63,761	—
Residential First Mortgages	1,916,379	107,608	1,803,730	76,058
Residential Revolving and Junior Mortgages (1)	254,149	8,236	310,725	1,953
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	21,070	1,733	863,479	27,861
Commercial and Industrial	—	—	—	—
Consumer (2)	59,524	5,047	67,322	8,385

	2,281,351	122,624	3,109,017	114,257

Total
Mortgage Loans on Real Estate:
Construction, Land and Land Development	219,287	1,493	266,515	292
Residential First Mortgages	2,594,550	155,568	3,175,926	163,975
Residential Revolving and Junior Mortgages (1)	254,149	8,236	1,691,321	8,191
Commercial Mortgages (Non-owner occupied)	105,622	7,945	—	—
Commercial Mortgages (Owner occupied)	1,112,892	58,150	1,293,079	58,977
Commercial and Industrial	62,186	—	—	—
Consumer (2)	59,524	5,047	67,322	8,385

	$4,408,210	$236,439	$6,494,163	$239,820

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At December 31, 2013 and 2012, non-accruing loans excluded from impaired loan disclosure totaled $723,561 and $721,951, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $23,312 and $10,500 during the twelve months ended December 31, 2013 and 2012, respectively.

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the years ended December 31, 2013 and 2012.

	For the year ended December 31, 2013			For the year ended December 31, 2012
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land & land development (1)	3	$196,257	$196,257	—	$—	$—
Residential first mortgages (2)	1	206,505	204,366	2	987,861	981,297
Residential revolving and junior mortgages (3)	—	—	—	2	107,943	107,434
Commercial mortgages (Owner occupied) (4)	2	262,834	262,834	2	652,041	652,041
Consumer (2)	1	7,953	7,457	1	114,210	73,978

(1)	Modifications were an extention of the loan terms.
(2)	Modifications were capitalization of the interest for 2013 and extentions of loan terms for 2012.
(3)	Modifications were capitalization of the interest and extension of loan terms for 2012.
(4)	Modifications were an extension of loan terms for 2013 and extension of loan terms and capitalization of the interest for 2012.

	For the year ended December 31, 2013		For the year ended December 31, 2012
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential revolving and junior mortgages (1)	1	$105,797	1	$47,749
Commercial mortgages (Owner occupied)(2)	—	—	1	172,926

(1)	Modifications were a capitalization of the interest for the 2013 default and extention of the loan terms for the 2012 default.
(2)	Modification was an extention of the loan terms.

Of the TDRs restructured in 2013 which did not subsequently default, all are performing. The one loan that defaulted was charged-off. Of the TDRs restructured in 2012, two subsequently defaulted. Of those two that defaulted, one is now performing and one remains in default. There were 14 TDRs with an aggregate balance of $2.5 million at December 31, 2013 and eight TDRs with an aggregate balance of $3.3 million at December 31, 2012.

Note 7.	Other Real Estate Owned, Net

Other real estate owned (“OREO”) is presented net of a valuation allowance for losses. An analysis of the valuation allowance on OREO is shown below.

	Years ended
	2013	2012
Balance, beginning of year	$561,758	$150,192
Provision for losses	300,341	505,766
Charge-offs	(324,150)	(94,200)

Balance, end of period	$537,949	$561,758

Expenses applicable to OREO include the following:

	Years ended
	2013	2012
Net loss on sales of real estate	$263,116	$230,840
Provision for losses	300,341	505,766
Operating expenses, net of income	124,164	186,161

Total expenses	$687,621	$922,767

Included in other assets are two properties, a former branch office and one residential property, which was purchased from a related party, with a value of $983 thousand as of December 31, 2013. These properties are not owned as a result of foreclosures and are being marketed for sale.

Note 8.	Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2013 and 2012 were as follows:

	2013	2012

Land and improvements	$1,998,623	$2,085,769
Buildings and improvements	11,764,356	12,544,293
Furniture and equipment	8,881,795	8,974,077

Total cost	$22,644,774	$23,604,139
Less accumulated depreciation	(12,024,232)	(11,992,451)

Premises and equipment, net	$10,620,542	$11,611,688

Depreciation expense for the years ended December 31, 2013 and 2012 totaled $754,480 and $769,476, respectively.

Note 9.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was $44,019,722 and $47,952,934, respectively.

At December 31, 2013, the scheduled maturities of time deposits are as follows:

2014	$34,619,389
2015	25,338,705
2016	26,984,069
2017	4,646,530
2018	4,884,253
Thereafter	12,673

$96,485,619

At December 31, 2013 and 2012, overdraft demand deposits reclassified to loans totaled $90,870 and $85,418, respectively.

At December 31, 2013 and 2012, the Company had no brokered deposits.

Note 10.	Employee Benefit Plans

The Company has a non-contributory, cash balance pension plan for substantially all full-time employees over 21 years of age and that were vested in the plan by December 31, 2012. Under this cash balance plan, until December 31, 2012, the account balance for each participant grew each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Company’s Board of Directors, subject to a minimum of 3% per the Internal Revenue Code. Effective December 31, 2012, this plan was frozen. Subsequently, annual pay credits will be discontinued, but each participant’s account balance will continue to grow based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

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

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation, beginning of year	$2,854,443	$3,948,661	$759,503	$676,618
Service cost	—	254,285	22,950	26,002
Interest cost	143,259	178,298	29,906	29,957
Actuarial (gain) loss	225,315	319,817	(190,153)	42,235
Benefit payments	(478,454)	(2,017,995)	(15,061)	(15,309)
Settlement (gain) loss	(7,278)	171,377	—	—

Benefit obligation, end of year	$2,737,285	$2,854,443	$607,145	$759,503

Change in plan assets
Fair value of plan assets, beginning of year	$2,844,808	$4,385,574	$—	$—
Actual return on plan assets	453,556	477,229	—	—
Employer contributions	—	—	15,061	15,309
Benefits payments	(478,454)	(2,017,995)	(15,061)	(15,309)

Fair value of plan assets, end of year	$2,819,910	$2,844,808	$—	$—

Funded Status at the End of the Year	$82,625	$(9,635)	$(607,145)	$(759,503)

Amounts Recognized in Accumulated Other Comprehensive Loss (Income)
Net loss (gain)	$625,226	$849,356	$(47,038)	$147,611
Prior service cost	—	—	—	—
Net obligation at transition	—	—	—	2,913

Amount recognized	$625,226	$849,356	$(47,038)	$150,524

Components of Net Periodic Benefit Cost (Gain)
Service cost	$—	$254,285	$22,950	$26,002
Interest cost	143,259	178,298	29,906	29,957
Expected (return) on plan assets	(214,661)	(321,864)	—	—
Amortization of prior service cost	—	(755,465)	—	—
Amortization of net obligation at transition	—	—	2,913	2,913
Recognized net loss due to settlement	113,527	534,220	—	—
Recognized net actuarial loss	89,745	71,440	4,496	2,942

Net periodic benefit cost (gain)	$131,870	$(39,086)	$60,265	$61,814

Other Changes in Plan Assets and Benefit Obligations Recognized in Accumulated Other Comprehensive (Income) Loss
Net (gain) loss	$(224,130)	$(269,831)	$(194,649)	$39,293
Amortization of prior service cost	—	755,465	—	—
Amortization of net obligation at transition	—	—	(2,913)	(2,913)

Total recognized in other comprehensive (income)/loss	$(224,130)	$485,634	$(197,562)	$36,380

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income)/loss	$(92,260)	$446,548	$(137,297)	$98,194

	2013	2012	2013	2012
Weighted-average assumptions as of December 31:
Discount rate used for Net Periodic Pension Cost	4.00%	4.50%	4.00%	4.50%
Discount Rate used for Disclosure	5.00%	4.00%	5.00%	4.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	3.00%	N/A	N/A
Rate of compensation increase for net periodic pension cost	N/A	3.00%	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	N/A	N/A

The accumulated benefit obligation for the cash balance pension plan was $2,737,285 and $2,854,443 at December 31, 2013 and 2012, respectively.

Estimated future benefit payments for the pension and postretirement plans are as follows:

	Pension	Postretirement
2014	$42,037	$20,136
2015	292,372	22,044
2016	51,523	23,291
2017	209,097	25,343
2018	41,286	27,135
2019 and thereafter	1,631,170	172,514

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

The fair value of the Company’s pension plan assets by asset category are as follows:

		Fair Value Measurements at December 31, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
Defined benefit plan assets:
Cash and cash equivalents	$2,582	$2,582	$—	$—
Mutual funds - fixed income	1,070,272	1,070,272	—	—
Mutual funds - equity	1,747,056	1,747,056	—	—

Total defined benefit plan assets	$2,819,910	$2,819,910	$—	$—

		Fair Value Measurements at December 31, 2012 Using
Description	Balance	Level 1	Level 2	Level 3
Defined benefit plan assets:
Cash and cash equivalents	$(5,539)	$(5,539)	$—	$—
Mutual funds - fixed income	1,091,176	1,091,176	—	—
Mutual funds - equity	1,759,171	1,759,171	—	—

Total defined benefit plan assets	$2,844,808	$2,844,808	$—	$—

The trust fund is sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return, with a targeted asset allocation of 40% fixed income and 60% equities. The investment manager of the fund selects investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance, for the implementation of the plan’s investment strategy. The investment manager will consider both actively and passively managed investment strategies and will allocate funds across the asset classes to develop an efficient investment structure.

It is the responsibility of the trustee to administer the investments of the trust within reasonable costs, being careful to avoid sacrificing quality. These costs include, but are not limited to, management and custodial fees, consulting fees, transaction costs and other administrative costs chargeable to the trust.

The Company expects to make no contributions to its pension plan for the 2014 plan year.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits is 8% in 2014 and 2015, 6% in 2016 and 2017, and 5% in 2018 and thereafter. If assumed health care cost trend rates were increased by one percentage point each year, the accumulated postretirement benefit obligation at December 31, 2013, would be increased by $771 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2013, would be increased by $101. If assumed health care cost trend rates were decreased by one percentage point each year, the accumulated postretirement benefit obligation at December 31, 2013, would be decreased by $723 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2013, would be decreased by $95.

The Company expects to contribute $20,136 to its postretirement plan in 2014. In addition, as of December 31, 2013 and 2012, the Company paid approximately $15,061 and $15,309, respectively, for employees who retired.

401(k) retirement plan. The Company has a 401(k) retirement plan covering substantially all employees who have completed six months of service. Employees may contribute up to 15% of their salaries. Effective January 1, 2010, the Company matches 100% of the first 2% and 25% of the next 4% of an employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $97,329 and $86,821 for the years ended December 31, 2013 and 2012, respectively.

Note 11.	Financial Instruments With Off-Balance Sheet Risk

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2013 and 2012, the Company had outstanding loan commitments approximating $37.3 million and $30.5 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2013 and 2012, commitments under outstanding performance stand-by letters of credit aggregated $329 thousand and $359 thousand, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 12.	Restrictions on Cash and Due From Banks

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2013 and 2012, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

Note 13.	Other Borrowings

Securities sold under agreements to repurchase are secured transactions with customers and generally mature the day following the day sold. During 2013 and 2012, the average rates of the repurchase agreements were 0.19% and 0.26%, respectively. Unused lines of credit with nonaffiliated banks, excluding FHLB, totaled $20.3 million as of both December 31, 2013 and 2012. Draws upon these lines have time limits varying from two to four consecutive weeks. The banks providing these lines can change the interest rates on these lines daily. The lines renew annually and are tested periodically each year.

Note 14.	FHLB

On December 31, 2013, the Bank had FHLB debt consisting of two advances (see table below). The $10 million advance was restructured during the second quarter of 2013 to extend the maturity and reduce the interest rate from 4.23% to a three month LIBOR-based floating rate advance.

There were no short-term advances from FHLB outstanding on December 31, 2013 or 2012. The Company has outstanding letters of credit with FHLB totaling $2.0 million as of December 31, 2013 which are used to secure public funds on deposit with the Bank.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $54.7 million. Immediate available credit, as of December 31, 2013, was $37.7 million. With additional collateral, the total line of credit is worth $66.8 million, with $49.8 million available.

Information on the two advances is shown in the following table.

Description	Balance	Originated	Current Interest Rate	Maturity Date

Adjustable Rate Hybrid	$10,000,000	4/12/2013	2.38%	4/13/2020
Fixed Rate Hybrid	5,000,000	5/20/2011	2.69%	5/20/2014

	$15,000,000

Note 15.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. The Commonwealth of Virginia does not charge an income tax for regulated banking institutions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

The expense (benefit) for income taxes consisted of the following.

Year ended December 31,	2013	2012
Current	$139,822	$253,421
Deferred	259,307	(42,949)

	$399,129	$210,472

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2013	2012
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	-8.5%	-12.8%
Bank owned life insurance	-2.7%	—
Other, net	1.8%	2.0%

	24.6%	23.2%

The components of the net deferred tax assets and liabilities included in other liabilities are as follows:

December 31,	2013	2012
Deferred tax assets
Allowance for loan losses	$631,641	$747,792
Interest on non-accrual loans	40,495	120,356
Mortgage servicing rights	196,909	—
Other real estate	476,496	236,610
Pension plan	—	3,276
Postretirement benefits	206,429	258,231
Deferred compensation	113,712	84,879
Stock-based compensation	18,301	10,215
Alternative minimum tax credit	96,428	174,997
Unrealized losses on available-for-sale securities	407,964	—
Other	2,913	272,942

Total deferred tax assets	2,191,288	1,909,298

Deferred tax liabilities
Unrealized gains on available-for-sale securities	—	(143,828)
Pension plan	(27,120)	—
Depreciation	(276,066)	(305,010)
Amortization of goodwill	(896,451)	(860,950)
Net deferred loan fees and costs	(171,882)	(238,732)
Other	(63,925)	(63,591)

Total deferred tax (liabilities)	(1,435,444)	(1,612,111)

Net deferred tax assets	$755,844	$297,187

Note 16.	Regulatory Requirements and Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2013 and 2012 the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012, are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$39,322	16.38%	$19,211	8.00%	N/A	N/A
Bank of Lancaster	$33,419	14.01%	$19,089	8.00%	$23,861	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$36,397	15.16%	$9,605	4.00%	N/A	N/A
Bank of Lancaster	$30,494	12.78%	$9,545	4.00%	$14,317	6%

Tier 1 Capital (to Average Assets)
Consolidated	$36,397	10.93%	$13,319	4.00%	N/A	N/A
Bank of Lancaster	$30,494	9.20%	$13,259	4.00%	$16,573	5%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$37,787	17.09%	$17,689	8.00%	N/A	N/A
Bank of Lancaster	$31,514	14.08%	$17,900	8.00%	$22,374	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$35,019	15.84%	$8,845	4.00%	N/A	N/A
Bank of Lancaster	$28,714	12.83%	$8,950	4.00%	$13,425	6%

Tier 1 Capital (to Average Assets)
Consolidated	$35,019	10.93%	$12,812	4.00%	N/A	N/A
Bank of Lancaster	$28,714	9.00%	$12,763	4.00%	$15,954	5%

Note 17.	Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 141,586 allocated shares as of December 31, 2013. No contributions to the plan were made for 2013 and 2012, respectively. There were no dividends on the Company’s stock held by the ESOP in 2013 and 2012. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 18.	Stock-Based Compensation Plans

Prior to 2012, the Company had four stock-based compensation plans, two of which were expired. All outstanding options from these prior plans remain exercisable. No additional grants will be made from any of these prior plans. On June 28, 2013, the Company registered a new stock-based compensation plan. There are 385,000 shares available for grant under this plan at December 31, 2013. Unissued shares are generally used for exercises of stock options and restricted stock grants.

Stock-based compensation expense related to stock awards during 2013 and 2012 was $122,429 and $2,924, respectively. There was no unrecognized compensation expense related to stock options as of December 31, 2013. A total of 89,500 options were granted and vested during 2013. Compensation expense for stock options is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. The expected volatility is based on historical volatility of the Company’s stock price. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The fair value of options granted under both the former 2003 Incentive Stock Option Plan and the former 2008 Non-Employee Directors Stock Option Plan during 2013 was $1.08. The variables used in these calculations include the historical dividend yield of 3.6%, expected life of the options of five years, expected stock price volatility of 33.8%, and a risk-free interest rate of 0.86%, which is assumed to be the rate on 5-year U.S. Treasury bonds. No stock options were granted in 2012.

Stock option plan activity for 2013 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1, 2012	197,423	$10.00	5.8

Granted	—	—
Forfeited	(59,584)	9.45
Exercised	—	—
Expired	(17,222)	15.34

Options outstanding, December 31, 2012	120,617	9.51	5.4	$6,750

Granted	89,500	5.25
Forfeited	(11,519)	9.42
Exercised	—	—
Expired	(7,596)	13.80

Options outstanding, December 31, 2013	191,002	$7.35	6.8	$14,146

Options exercisable, December 31, 2013	191,002	$7.35	6.8	$14,146

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on changes in the market value of the Company’s common stock.

As of February 21, 2013, a total of 7,000 shares of the Company’s common stock were awarded to the Chief Executive Officer, the Executive Vice President and the Chief Financial Officer. These shares vested immediately and $36,750 in compensation expense was recognized on that date.

Note 19.	Earnings Per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	December 31, 2013		December 31, 2012
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	4,816,859	$0.25	2,610,856	$0.27
Effect of dilutive securities:
Stock options	2,484		1,931

Diluted earnings per share	4,819,343	$0.25	2,612,787	$0.27

For the years ended 2013 and 2012, options on 167,762 and 110,117 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 20.	Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $2,606,036 and $2,236,794 at December 31, 2013 and 2012, respectively. All such loans, in the opinion of management, were made in the normal course of business on the same terms, including interest rate, collectibility and collateral, as those prevailing at the time for comparable transactions.

Balance, January 1, 2013	$2,236,794
New loans and extensions to existing loans	1,021,204
Repayments and other reductions	(651,962)

Balance, December 31, 2013	$2,606,036

Unfunded commitments to extend credit to directors and their related interests were $2,032,041 and $1,550,188 at December 31, 2013 and 2012, respectively.

The Company also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2013 and 2012 amounted to $427,541 and $666,510, respectively.

Note 21.	Fair Value Measurements

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

Defined benefit plan assets: Defined benefit plan assets are recorded at fair value on an annual basis at year end (refer to Note 10) in the same manner as investment securities.

MSRs: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the result of operations. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

		Fair Value Measurements at December 31, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available for sale:
U. S. Government agencies	$9,308,069	$—	$9,308,069	$—
State and municipal obligations	26,556,888	—	26,556,888	—
Certificates of deposit	1,745,039	—	1,745,039	—
Auction rate security	912,000	—	—	912,000

Total securities available for sale:	$38,521,996	$—	$37,609,996	$912,000

Mortgage servicing rights	$579,145	$—	$—	$579,145

Defined benefit plan assets:
Cash and cash equivalents	$2,582	$2,582	$—	$—
Mutual funds - fixed income	1,070,272	1,070,272	—	—
Mutual funds - equity	1,747,056	1,747,056	—	—

Total defined benefit plan assets	$2,819,910	$2,819,910	$—	$—

		Fair Value Measurements at December 31, 2012 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available for sale:
U. S. Government agencies	$9,463,815	$—	$9,463,815	$—
State and municipal obligations	23,849,528	—	23,849,528	—
Certificates of deposit	1,987,177	—	1,987,177	—
Auction rate security	1,400,000	—	—	1,400,000

Total securities available for sale:	$36,700,520	$—	$35,300,520	$1,400,000

Defined benefit plan assets:
Cash and cash equivalents	$(5,539)	$(5,539)	$—	$—
Mutual funds - fixed income	1,091,176	1,091,176	—	—
Mutual funds - equity	1,759,171	1,759,171	—	—

Total defined benefit plan assets	$2,844,808	$2,844,808	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

	Auction Rate Security	MSRs
Balance, January 1, 2013	$1,400,000	$—
Impairments	(288,000)	—
Fair value adjustments	—	579,145
Redemptions and sales	(200,000)	—

Balance, December 31, 2013	$912,000	$579,145

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned: OREO is measured at fair value less estimated costs to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. The initial fair value of OREO is based on an appraisal done at the time of foreclosure. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest income on the Consolidated Statements of Income.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Level 1	Level 2	Level 3

Impaired loans, net	$2,077,780	$—	$—	$2,077,780
Other real estate owned, net	3,896,987	—	—	3,896,987

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Level 1	Level 2	Level 3

Impaired loans, net	$3,308,074	$—	$—	$3,308,074
Other real estate owned, net	3,151,346	—	—	3,151,346

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2013:

Description	Balance	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans, net	$2,077,780	Discounted appraised value	Selling Cost	10% - 20% (10%	)
			Lack of Marketability	25% - 100% (54%	)

Other real estate owned, net	3,896,987	Discounted appraised value	Selling Cost	3% - 13% (6%	)
			Lack of Marketability	7% - 30% (15%	)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2012:

Description	Balance	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans, net	$3,308,074	Discounted appraised value	Selling Cost	0% -20% (11%	)
			Lack of Marketability	10% - 100% (27%	)

Other real estate owned, net	3,151,346	Discounted appraised value	Selling Cost	6%-13% (6%	)
			Lack of Marketability	10% - 20% (16%	)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,788,689	$6,788,689	$—	$—
Interest-bearing deposits	8,900,190	8,900,190	—	—
Federal funds sold	120,029	120,029	—	—
Securities available-for-sale	38,521,996	—	37,609,996	912,000
Restricted securities	1,638,350	—	—	1,638,350
Loans, net	247,911,646	—	—	253,139,150
Loans held for sale	195,850	—	—	195,850
Accrued interest receivable	1,123,865	—	1,123,865	—
Mortgage servicing rights	579,145	—	—	579,145

Financial Liabilities:
Non-interest-bearing liabilities	$57,804,547	$57,804,547	$—	$—
Savings and other interest-bearing deposits	114,056,155	—	114,056,155	—
Time deposits	96,485,619	—	—	98,049,000
Securities sold under repurchase agreements	9,118,382	—	9,118,382	—
FHLB advances	15,000,000	—	15,923,202	—
Accrued interest payable	166,865	—	166,865	—

		Fair Value Measurements at December 31, 2012 Using
Description	Balance as of December 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,757,889	$4,757,889	$—	$—
Interest-bearing deposits	35,166,448	35,166,448	—	—
Federal funds sold	48,009	48,009	—	—
Securities available-for-sale	36,700,520	—	35,300,520	1,400,000
Restricted securities	1,584,700	—	—	1,584,700
Loans, net	235,746,026	—	—	244,310,321
Loans held for sale	398,500	—	—	398,500
Accrued interest receivable	1,070,763	—	1,070,763	—

Financial Liabilities:
Non-interest-bearing liabilities	$50,467,907	$50,467,907	$—	$—
Savings and other interest-bearing deposits	117,954,879	—	117,954,879	—
Time deposits	106,751,785	—	—	109,449,974
Securities sold under repurchase agreements	6,459,839	—	6,459,839	—
FHLB advances	15,000,000	—	16,483,342	—
Accrued interest payable	156,812	—	156,812	—

The carrying amounts of cash and due from banks, interest-bearing deposits, federal funds sold or purchased, accrued interest and non-interest-bearing deposits, are payable on demand, or are of such short duration that carrying value approximates market value.

Securities available-for-sale are carried at the fair values measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Therefore carrying value equals market value. The carrying value of restricted securities approximates fair value based on the redemption provisions of the issuer.

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans such as the borrower’s creditworthiness and compensating balances and dissimilar types of real estate held as collateral. The fair value of impaired loans is measured as described within the Impaired Loans section of this note. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. Loans held for sale are mortgages which are being sold to a third party less than a week following their origination. These loans are carried at lower of cost or market. The cost and market value are the same due to the short holding period.

Time deposits are presented at estimated fair value using interest rates offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase are secured transactions with customers and generally mature the day following the day sold. Their fair value approximates their book value.

The fair value of the FHLB advances is estimated by discounting the future cash flows using the current interest rate offered for similar advances.

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At December 31, 2013 and 2012, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 22.	Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets	2013	2012

Assets
Cash and due from banks	$3,883,856	$9,053,069
Investments in subsidiaries	32,456,157	31,324,616
Premises and equipment, net	576	1,168
Other assets	1,266,222	274,226

Total assets	$37,606,811	$40,653,079

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$336,630	$249,645
Other liabilities	133,682	3,818,463

Total liabilities	470,312	4,068,108

Total shareholders’ equity	37,136,499	36,584,971

Total liabilities and shareholders’ equity	$37,606,811	$40,653,079

Condensed Income Statements	2013	2012

Non-interest income	$599,677	$730,940
Non-interest expense	828,678	634,593

(Loss) income before income taxes and equity in undistributed earnings of subsidiaries	(229,001)	96,347
Income tax (benefit) expense	(26,560)	22,145

(Loss) income before equity in undistributed earnings of subsidiaries	(202,441)	74,202

Equity in undistributed earnings of subsidiaries	1,424,347	623,560

Net income	$1,221,906	$697,762

Condensed Statements of Cash Flows	2013	2012

Cash Flows from Operating Activities:
Net income	$1,221,906	$697,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	592
Stock-based compensation	122,429	2,924
Equity in undistributed earnings of subsidiaries	(1,424,347)	(623,560)
(Increase) decrease in other assets	(185,804)	42,737
Net change in deferred directors’ compensation	86,985	38,672
(Decrease) increase in other liabilities	(3,719,974)	3,650,247

Net cash (used in) provided by operating activities	(3,898,213)	3,809,374

Cash Flows from Investing Activities:
Purchase of other assets	(771,000)	—
Investment in subsidiaries	(500,000)	(3,515,000)

Net cash used in investing activities	(1,271,000)	(3,515,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	—	8,695,566

Net cash provided by financing activities	—	8,695,566

Net (decrease) increase in cash and due from banks	(5,169,213)	8,989,941
Cash and due from banks at January 1	9,053,069	63,129

Cash and due from banks at December 31	$3,883,856	$9,053,069

Note 23.	Common Stock Offering

On December 31, 2012, the Company sold a total of 2,200,000 shares of its common stock at a purchase price of $4.25 per share to certain accredited investors in a private placement exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company received net proceeds of $8,695,566, after expenses of $654,434. The Company used these proceeds to increase its equity capital and for general corporate purposes, which may include, among other things, support for organic and opportunistic acquisition-based growth.

Note 24.	Accumulated Other Comprehensive Income

The balances in accumulated other comprehensive income( loss) are shown in the following table (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2012	$761	$(316)	$445
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $78	151	—	151
Reclassification for previously unrealized net (gains) recognized in income, net of tax benefit of $325	(632)	—	(632)
Net periodic pension cost, net of tax benefit of $257	—	(498)	(498)
Net gain (loss) on pension and postretirement plans, net of tax expense of $78	—	152	152
Net postretirement plan transition cost, net of tax expense of $1	—	1	1

Balance December 31, 2012	$280	$(661)	$(381)

Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $550	(1,068)	—	(1,068)
Reclassification for previously unrealized net (gains) recognized in income, net of tax benefit of $1	(3)	—	(3)
Net gain (loss) on pension and postretirement plans, net of tax expense of $143	—	276	276
Net postretirement plan transition cost, net of tax expense of $1	—	2	2

Balance at December 31, 2013	$(791)	$(383)	$(1,174)

Reclassification for previously unrealized gains and impairments on securities and pension and postemployment related costs are reported in the consolidated statements of income as follows:

	Accumulated Other Comprehensive Income (Loss) Reclassification for the Year Ended December 31, 2013
(In thousands)	Holding gains (losses) on securities	Pension and postemployment costs
Net gains on sale of securities available-for-securities	$284	$—
Loss on security with other-than-temporary impairment	(288)	—
Salaries and employee benefits	—	422
Tax (expense) benefit	1	(144)

Impact on net income	$(3)	$278

	Accumulated Other Comprehensive Income (Loss) Reclassification for the Year Ended December 31, 2012
(In thousands)	Holding gains (losses) on securities	Pension and postemployment costs
Net gains on sale of securities available-for-securities	$(957)	$—
Salaries and employee benefits	—	(523)
Tax (expense) benefit	325	178

Impact on net income	$(632)	$(345)

Note 25:	Subsequent Event

In the first quarter of 2014, the Company sold its $1.2 million face amount auction rate security (refer to Note 4) for 76% of its face value. The Company had previously recognized an other-than-temporary-impairment loss on this security of $120 thousand in the second quarter of 2013. With the sale of the security at 76% of its face value in the first quarter of 2014, the Company recognized an additional impairment loss of $168 thousand in 2013.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 20, 2013, the Company dismissed Yount, Hyde & Barbour, P.C. (“YHB”) as the Company’s independent registered public accounting firm. During the two fiscal years ended December 31, 2012 and 2011 and from January 1, 2013 through May 20, 2013, (i) there were no disagreements with YHB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to YHB’s satisfaction, would have caused YHB to make reference in connection to their opinion to a subject matter of the disagreement and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of December 31, 2013.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, a.k.a. COSO, of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2013.

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

ITEM  9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All required information is detailed in the Company’s 2014 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

The Company has adopted a Chief Executive Officer and Chief Financial Officer Code of Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer. A copy of the code is filed as Exhibit 14.0 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

Information on executive and director compensation is provided in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership of certain beneficial owners and management and related stockholder matters is provided in the Definitive Proxy Statement, and is incorporated herein by reference.

The following table summarizes information, as of December 31, 2013, relating to the Company’s stock-based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

At December 31, 2013	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available fur Future Issuance Under Equity Compensation Plan

Equity compensation plans Approved by shareholders	191,002	(1)	$7.35	385,000
Equity compensation plans not approved by shareholders	—		$—	—

Total	191,002		$7.35	385,000

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s former stock-based compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part II, Item 7, Management’s Discussion and Analysis

of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 8-K filed on September 7, 2012).

10.1	Employment Agreement dated October 6, 2011, among Bay Banks of Virginia, Inc., Bank of Lancaster and Randal R. Greene (Incorporated by reference to previously filed Form 8-K filed on October 10, 2011).

10.2	Management Continuity Agreement, dated as of January 10, 2014, by and between Bay Banks of Virginia, Inc. and Deborah M. Evans (Incorporated by reference to previously filed Form 8-K filed on January 15, 2014).

10.3	Management Continuity Agreement, dated as of January 10, 2014, by and between Bay Banks of Virginia, Inc. and Douglas F. Jenkins, Jr. (Incorporated by reference to previously filed Form 8-K filed on January 15, 2014).

10.4	Form of Securities Purchase Agreement, dated as of December 31, 2012, by and among Bay Banks of Virginia, Inc. and certain purchasers of common stock in the Private Placement (Incorporated by reference to previously filed Form 8-K filed on January 3, 2013).

10.5	Form of Subscription Agreement between Bay Banks of Virginia, Inc. and certain purchasers of common stock in the Private Placement (Incorporated by reference to previously filed Form 8-K filed on January 3, 2013).

10.6	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to the previously filed Form 10-K for the year ended December 31, 1999).

10.7	2003 Incentive Stock Option Plan (Incorporated by reference to Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

10.8	2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to Form S-8, Commission File Number 333-155370, previously filed on November 14, 2008).

10.9	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to previously filed Form S-8 filed on June 28, 2013).

11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 19 of the 2013 Consolidated Financial Statements included herein).

14.0	Code of Ethics (filed herewith).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith).

23.2	Consent of Dixon Hughes Goodman LLP (filed herewith).

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2014.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Randal R. Greene
Randal R. Greene
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 28th day of March, 2014.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Randal R. Greene
Randal R. Greene
Director, President and Chief Executive Officer

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Deborah M. Evans
Deborah M. Evans
Senior Vice President and Chief Financial Officer

DIRECTORS:

/s/ Robert F. Hurliman
Robert F. Hurliman
Chairman, Board of Directors
Director

/s/ Kenneth O. Bransford, Jr.
Kenneth O. Bransford, Jr.
Director

/s/ C. Dwight Clarke
C. Dwight Clarke
Director

/s/ Elizabeth H. Crowther, Ed.D.
Elizabeth H. Crowther, Ed.D.
Director

/s/ Richard A. Farmar, III
Richard A. Farmar, III
Director

/s/ Julien G. Patterson
Julien G. Patterson
Director