Form 10-Q
period 2014-03-31
BAY BANKS OF VIRGINIA INC
filed 2014-05-13
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

4,818,733 shares of common stock on May 7, 2014

FORM 10-Q

For the interim period ending March 31, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$6,253	$6,789
Interest-bearing deposits	6,922	8,900
Federal funds sold	333	120
Securities available for sale, at fair value	37,711	38,522
Restricted securities	1,530	1,638
Loans receivable, net of allowance for loan losses of $2,950 and $2,925	250,649	247,912
Loans held for sale	—	196
Premises and equipment, net	10,622	10,620
Accrued interest receivable	1,026	1,124
Other real estate owned, net	3,538	3,897
Bank owned life insurance	5,176	5,129
Goodwill	2,808	2,808
Mortgage servicing rights	601	579
Other assets	2,928	2,901

Total assets	$330,097	$331,135

LIABILITIES
Noninterest-bearing deposits	$56,975	$57,805
Savings and interest-bearing demand deposits	113,833	114,056
Time deposits	96,098	96,486

Total deposits	266,906	268,347

Securities sold under repurchase agreements	8,438	9,118
Federal Home Loan Bank advances	15,000	15,000
Other liabilities	1,814	1,534

Total liabilities	292,158	293,999

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,818,733 and 4,817,856 shares, respectively)	24,094	24,089
Additional paid-in capital	2,772	2,757
Retained earnings	11,923	11,463
Accumulated other comprehensive loss, net	(850)	(1,173)

Total shareholders’ equity	37,939	37,136

Total liabilities and shareholders’ equity	$330,097	$331,135

(1)	Derived from the audited consolidated financial statements.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended
	March 31,
(Dollars in thousands, except per share amounts)	2014	2013
INTEREST INCOME
Loans, including fees	$3,161	$3,154
Securities:
Taxable	94	124
Tax-exempt	98	57
Federal funds sold	—	—
Interest-bearing deposit accounts	4	18

Total interest income	3,357	3,353

INTEREST EXPENSE

Deposits	458	631
Federal funds purchased	—	—
Securities sold under repurchase agreements	2	4
FHLB advances	100	139

Total interest expense	560	774

Net interest income	2,797	2,579

Provision for loan losses	165	83

Net interest income after provision for loan losses	2,632	2,496

NON-INTEREST INCOME

Income from fiduciary activities	212	165
Service charges and fees on deposit accounts	243	275
VISA-related fees	89	180
Other service charges and fees	240	233
Secondary market lending fees	111	132
Bank owned life insurance income	47	—
Net (losses) gains on sale of securities available for sale	(1)	3
Other real estate gains (losses)	30	(14)
Net gains on sale of former branch	138	—
Other income	4	12

Total non-interest income	1,113	986

NON-INTEREST EXPENSES

Salaries and employee benefits	1,587	1,730
Occupancy expense	358	341
Software maintenance	138	130
Bank franchise tax	47	44
VISA expense	70	155
Telephone expense	56	49
FDIC assessments	66	103
Foreclosure property expense	31	23
Consulting expense	99	23
Other expense	656	671

Total non-interest expenses	3,108	3,269

Net income before income taxes	637	213

Income tax expense	177	73

Net income	$460	$140

Basic Earnings Per Share
Average basic shares outstanding	4,817,885	4,813,812
Earnings per share, basic	$0.10	$0.03

Diluted Earnings Per Share
Average diluted shares outstanding	4,827,921	4,816,490
Earnings per share, diluted	$0.10	$0.03

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2014	March 31, 2013

Net income	$460	$140
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	490	(74)
Deferred tax (expense) benefit	(168)	25
Reclassification of net securities (gains) losses and impairments recognized in net income	1	(3)
Deferred tax benefit	—	1

Unrealized gains (losses) adjustment, net of tax	323	(51)

Defined benefit pension plan:
Net periodic pension (benefit) cost	(6)	20
Net pension gain (loss)	6	(20)
Deferred tax benefit	—	—

Defined benefit pension plan adjustment, net of tax	—	—

Post retirement benefit plan:
Net periodic cost	11	15
Net loss	(11)	(15)
Deferred tax benefit	—	—

Post retirement benefit plan adjustment, net of tax	—	—

Total other comprehensive income (loss)	323	(51)

Comprehensive income	$783	$89

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Three Months ended March 31, 2014
Balance at beginning of period	4,817,856	$24,089	$2,757	$11,463	$(1,173)	$37,136
Net income	—	—	—	460	—	460
Other comprehensive income	—	—	—	—	323	323
Stock-based compensation	877	5	15	—	—	20

Balance at end of period	4,818,733	$24,094	$2,772	$11,923	$(850)	$37,939

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$460	$140
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	187	187
Net amortization and accretion of securities	105	101
Provision for loan losses	165	83
Stock compensation expense	20	119
Deferred income taxes	—	(4)
Loss (gain) on securities available-for-sale	1	(3)
Increase in OREO valuation allowance	—	16
Gain on sale of other real estate	(30)	(2)
Gain on disposal of former branch	(138)	—
Mortgage servicing rights	(22)	—
Increase in bank owned life insurance	(47)	—
Gain on loans sold to FNMA	(50)	(105)
Loan originations for sale to FNMA	(2,086)	(8,004)
Loan sales to FNMA	2,332	7,183
(Increase) decrease in accrued income and other assets	(143)	148
Increase (decrease) in other liabilities	107	(142)

Net cash provided by (used in) operating activities	861	(283)

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	664	616
Proceeds from sales and calls of available-for-sale securities	1,292	1,095
Purchases of available-for-sale securities	(761)	(3,492)
Sales of restricted securities	108	67
Increase in federal funds sold	(213)	(821)
Loan (originations) and principal collections, net	(2,865)	4,621
Proceeds from sale of other real estate	352	2
Purchases of premises and equipment	(142)	(112)
Proceeds from the sale of premises and equipment	311	—

Net cash (used in) provided by investing activities	(1,254)	1,976

Cash Flows From Financing Activities
Decrease in demand, savings, and other interest-bearing deposits	(1,053)	(4,799)
Net decrease in time deposits	(388)	(2,680)
Net (decrease) increase in securities sold under repurchase agreements	(680)	1,777

Net cash used in financing activities	(2,121)	(5,702)

Net decrease in cash and due from banks	(2,514)	(4,009)
Cash and due from banks at beginning of period	15,689	39,924

Cash and due from banks at end of period	$13,175	$35,915

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$570	$778

Income taxes	$134	$53

Non-cash investing and financing:
Unrealized gain (loss) on investment securities	$491	$(77)

Loans transferred to other real estate owned	$197	$526

Loans originated to facilitate the sale of OREO	$234	$—

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:	General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”), 100% of Bay Trust Company, Inc. (the “Trust Company”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, the Trust Company, Steptoes Holdings and Bay Banks of Virginia, Inc.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to the general practices within the banking industry. In management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or for any other interim periods. These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income, such as deferred fees and costs, and charge-offs. Interest on loans is recognized over the term of the loan and is calculated using the interest method on principal amounts outstanding. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield via straight line amortization over the contractual term of the loan, adjusted for early pay-offs.

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

Allowance for loan losses (“ALL”)

The ALL reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and pools of loans analyzed on a segmented basis. Considerations include historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.

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

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured for impairment generally include: (1) non-accruing Special mention, Substandard and Doubtful loans in excess of $250,000; (2) Substandard and Doubtful loans in excess of $500,000; (3) Special Mention loans in excess of $500,000 if any of the loans in the relationship are more than 30 days past due or if the borrower has filed for bankruptcy; and (4) all troubled debt restructurings (“TDRs”). A specific allowance arises when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates smaller commercial loans, residential mortgages and consumer loans, grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, then adjusted for qualitative factors. Qualitative factors include changes in the local and national economic outlook, including unemployment, interest rates, inflation rates and real estate trends; the level and trend of past due and nonaccrual loans; strength of policies and procedures; and oversight of credit risk and quality of underwriting. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

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

Note 3:	Amendments to the Accounting Standards Codification

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-4): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendment clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, either upon (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendment also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. Companies should apply this amendment for fiscal years and interim periods beginning after December 15, 2014. The Company adopted the new guidance during the first quarter of 2014. The adoption did not have a material impact on the Company’s consolidated financial statements. Disclosures are included in Note 6.

In March 2014, the FASB issued ASU 2014-06, “Technical Corrections and Improvements Related to Glossary Terms.” These amendments relate to glossary terms and cover a wide range of topics in Accounting Standards Codification. These amendments are presented in four sections which include deletion of master glossary terms, addition to master glossary terms links, duplicate master glossary terms and other technical corrections related to glossary terms. The amendments were not expected to result in substantive changes to the application of existing guidance. The amendments were effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

Note 4:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands) Available-for-sale securities March 31, 2014 (unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,199	$7	$(80)	$9,126
State and municipal obligations	27,485	136	(783)	26,838
Certificates of deposits	1,736	11	—	1,747

	$38,420	$154	$(863)	$37,711

Available-for-sale securities	Amortized	Gross Unrealized	Gross Unrealized	Fair
December 31, 2013	Cost	Gains	(Losses)	Value

U.S. Government agencies	$9,383	$11	$(86)	$9,308
State and municipal obligations	27,690	109	(1,242)	26,557
Certificates of deposits	1,736	9	—	1,745
Auction rate security	912	—	—	912

	$39,721	$129	$(1,328)	$38,522

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the Three months ended March 31,
(Dollars in thousands)	2014	2013

Gross realized gains	$—	$5
Gross realized losses	(1)	(2)

Net realized (losses) gains	$(1)	$3

Aggregate proceeds	$1,292	$1,095

Average yields on securities were 2.36% and 2.17% for the three months ended March 31, 2014 and 2013, respectively.

Securities with a market value of $11.2 million and $12.9 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of March 31, 2014 and December 31, 2013, respectively.

Securities in an unrealized loss position at March 31, 2014 and December 31, 2013, by duration of the unrealized loss, are shown below. With the exception of the auction rate security which was sold in the first quarter of 2014, the unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at March 31, 2014 included 16 U.S. treasuries, one federal agency and 46 municipals. Bonds with unrealized loss positions at December 31, 2013 included 50 municipals, 14 U.S. treasuries and agencies and one federal agency. The tables are shown below.

	Less than 12 months		12 months or more		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$5,716	$58	$1,405	$22	$7,121	$80
States and municipal obligations	12,589	687	2,470	96	15,059	783

Total temporarily impaired securities	$18,305	$745	$3,875	$118	$22,180	$863

	Less than 12 months		12 months or more		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$4,808	$66	$1,462	$20	$6,270	$86
States and municipal obligations	14,255	1,120	2,306	122	16,561	1,242

Total temporarily impaired securities	$19,063	$1,186	$3,768	$142	$22,831	$1,328

The Company held one South Carolina Student Loan Corporation auction rate security with a face amount of $1.2 million and a carrying amount of $912 thousand as of December 31, 2013. In the first quarter of 2014, the Company sold this auction rate security for $912 thousand.

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $971,400 and $1,079,800 at March 31, 2014 and December 31, 2013, respectively. The investment in FHLB stock is a required investment related to the Company’s membership with the FHLB. This investment is carried at cost since there is no ready market and redemptions have historically has been made at par. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2014 and no impairment has been recognized. FHLB stock is shown in the restricted securities line item on the consolidated balance sheets and is not a part of the available-for-sale securities portfolio.

The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $382 thousand at both March 31, 2014 and December 31, 2013, respectively. The investment in FRB stock is a required investment and is carried at cost since there is no ready market. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2014 and no impairment has been recognized. FRB stock is shown in the restricted securities line item on the consolidated balance sheets and is not part of the available-for-sale securities portfolio.

Note 5:	Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Mortgage loans on real estate:
Construction, Land and Land Development	$32,882	$31,839
Farmland	1,240	1,262
Commercial Mortgages (Non-Owner Occupied)	14,789	14,626
Commercial Mortgages (Owner Occupied)	34,384	34,177
Residential First Mortgages	114,631	114,458
Residential Revolving and Junior Mortgages	25,077	24,045
Commercial and Industrial loans	24,610	23,938
Consumer Loans	5,514	5,986

Total loans	253,127	250,331
Net unamortized deferred loans costs	472	506
Allowance for loan losses	(2,950)	(2,925)

Loans, net	$250,649	$247,912

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

(Dollars in thousands) Loans Past Due and Nonaccruals	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
March 31, 2014
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$64	$—	$850	$914	$31,968	$32,882
Farmland	—	—	—	—	1,240	1,240
Commercial Mortgages (Non-Owner Occupied)	264	—	—	264	14,525	14,789
Commercial Mortgages (Owner Occupied)	—	—	421	421	33,963	34,384
Residential First Mortgages	1,079	—	743	1,822	112,809	114,631
Residential Revolving and Junior Mortgages	7	—	79	86	24,991	25,077
Commercial and Industrial	—	—	228	228	24,382	24,610
Consumer Loans	111	8	3	122	5,392	5,514

Total	$1,525	$8	$2,324	$3,857	$249,270	$253,127

Loans Past Due and Nonaccruals	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
December 31, 2013
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$65	$—	$854	$919	$30,920	$31,839
Farmland	—	—	—	—	1,262	1,262
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	14,626	14,626
Commercial Mortgages (Owner Occupied)	—	—	427	427	33,750	34,177
Residential First Mortgages	668	—	1,083	1,751	112,707	114,458
Residential Revolving and Junior Mortgages	108	—	76	184	23,861	24,045
Commercial and Industrial	16	—	311	327	23,611	23,938
Consumer Loans	60	19	3	82	5,904	5,986

Total	$917	$19	$2,754	$3,690	$246,641	$250,331

Note 6:	Allowance for Loan Losses

Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended March 31, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,465	$256	$204	$2,925
(Charge-offs)	(139)	—	(9)	(148)
Recoveries	6	—	2	8
Provision	165	(8)	8	165

Ending Balance	$2,497	$248	$205	$2,950

Individually evaluated for impairment	$620	$—	$32	$652
Collectively evaluated for impairment	1,877	248	173	2,298

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended March 31, 2013
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,571	$262	$260	$3,093
(Charge-offs)	(167)	—	(28)	(195)
Recoveries	51	—	2	53
Provision	42	44	(3)	83

Ending Balance	$2,497	$306	$231	$3,034

Individually evaluated for impairment	$814	$—	$74	$888
Collectively evaluated for impairment	1,683	306	157	2,146

Loan receivables evaluated for impairment individually and collectively by segment as of March 31, 2014 and December 31, 2013 are as follows:

(Dollars in thousands) As of March 31, 2014	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$7,866	$—	$38	$7,904
Collectively evaluated for impairment	215,137	24,610	5,476	245,223

Total Gross Loans	$223,003	$24,610	$5,514	$253,127

As of December 31, 2013
Individually evaluated for impairment	$6,306	$311	$39	$6,656
Collectively evaluated for impairment	214,101	23,627	5,947	243,675

Total Gross Loans	$220,407	$23,938	$5,986	$250,331

Internal Risk Rating Grades

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

(Dollars in thousands)	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
As of March 31, 2014 INTERNAL RISK RATING GRADES
Grade:
Pass	$26,677	$1,240	$9,725	$24,556	$21,110	$83,308
Watch	3,479	—	4,725	5,576	2,522	16,302
Special mention	1,416	—	—	2,501	663	4,580
Substandard	1,310	—	339	1,751	315	3,715
Doubtful	—	—	—	—	—	—

Total	$32,882	$1,240	$14,789	$34,384	$24,610	$107,905

As of December 31, 2013 INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$25,616	$1,262	$9,083	$23,984	$20,310	$80,255
Watch	3,493	—	5,204	7,429	2,743	18,869
Special mention	1,416	—	—	1,001	487	2,904
Substandard	1,314	—	339	1,763	399	3,815
Doubtful	—	—	—	—	—	—

Total	$31,839	$1,262	$14,626	$34,177	$23,939	$105,843

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

(Dollars in thousands) As of March 31, 2014 PAYMENT ACTIVITY STATUS	Residential First Mortgages (1)	Residential Revolving and Junior Mortgages (2)	Consumer Loans (3)	Total
Performing	$113,888	$24,998	$5,503	$144,389
Nonperforming	743	79	11	833

Total	$114,631	$25,077	$5,514	$145,222

As of December 31, 2013 PAYMENT ACTIVITY STATUS	Residential First Mortgages (4)	Residential Revolving and Junior Mortgages (5)	Consumer Loans (6)	Total
Performing	$113,375	$23,969	$5,964	$143,308
Nonperforming	1,083	76	22	1,181

Total	$114,458	$24,045	$5,986	$144,489

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.3 million as of March 31, 2014.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $218 thousand as of March 31, 2014.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $8 thousand as of March 31, 2014.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.6 million as of December 31, 2013.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $216 thousand as of December 31, 2013.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $9 thousand as of December 31, 2013.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable as of March 31, 2014 and December 31, 2013 along with the average recorded investment and interest income recognized for the three months ended March 31, 2014 and 2013.

(Dollars in thousands)	As of March 31, 2014 (unaudited)			As of December 31, 2013
IMPAIRED LOANS
With no related allowance:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
Mortgage loans on real estate:
Construction, land & land development	$453	$453	$—	$453	$453	$—
Residential First Mortgages	1,917	1,925	—	1,053	1,057	—
Residential Revolving and Junior Mortgages (1)	98	98	—	—	—	—
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	2,457	2,471	—	1,831	1,840	—
Commercial and Industrial	—	—	—	311	311	—
Consumer (2)	—	—	—	—	—	—

	$5,189	$5,211	$—	$3,912	$3,925	$—

With an allowance recorded:
Mortgage loans on real estate:
Construction, land & land development	$148	$156	$63	$151	$156	$51
Residential First Mortgages	2,187	2,193	397	2,198	2,198	409
Residential Revolving and Junior Mortgages (1)	237	289	159	251	879	173
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	105	105	1	105	105	1
Commercial and Industrial	—	—	—	—	—	—
Consumer (2)	38	38	32	39	39	33

	$2,715	$2,781	$652	$2,744	$3,377	$667

Total Impaired Loans:
Mortgage loans on real estate:
Construction, land & land development	$601	$609	$63	$604	$609	$51
Residential First Mortgages	4,104	4,118	397	3,251	3,255	409
Residential Revolving and Junior Mortgages (1)	335	387	159	251	879	173
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	2,562	2,576	1	1,936	1,945	1
Commercial and Industrial	—	—	—	311	311	—
Consumer (2)	38	38	32	39	39	33

	$7,904	$7,992	$652	$6,656	$7,302	$667

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
(Dollars in thousands) IMPAIRED LOANS	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$452	$1	$14	$—
Residential First Mortgages	1,485	22	1,143	3
Residential Revolving and Junior Mortgages (1)	49	1	97	—
Commercial Mortgages (Non-owner occupied)	264	4	—	—
Commercial Mortgages (Owner occupied)	2,144	29	755	7
Consumer (2)	—	—	—	—

	4,394	57	2,009	10

With an allowance recorded:
Mortgage Loans on Real Estate:
Construction, Land and Land Development	150	—	200	—
Residential First Mortgages	2,193	21	2,855	26
Residential Revolving and Junior Mortgages (1)	244	2	1,042	1
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	105	2	535	—
Consumer (2)	39	1	74	2

	2,731	26	4,706	29

Total
Mortgage Loans on Real Estate:
Construction, Land and Land Development	602	1	214	—
Residential First Mortgages	3,678	43	3,998	29
Residential Revolving and Junior Mortgages (1)	293	3	1,139	1
Commercial Mortgages (Non-owner occupied)	264	4	—	—
Commercial Mortgages (Owner occupied)	2,249	31	1,290	7
Consumer (2)	39	1	74	2

	$7,125	$83	$6,715	$39

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At March 31, 2014 and December 31, 2013, non-accruing loans excluded from impaired loan disclosure totaled $404 thousand and $724 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $4 thousand and $11 thousand during the three months ended March 31, 2014 and 2013, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the three months ended March 31, 2014 and 2013.

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
(Dollars in thousands) TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	—	—	—	2	$315	$315

(1)	Modifications were capitalization of the interest .

During the three months ended March 31, 2014 and 2013, no defaults occurred on loans modified in the preceding 12 months.

Foreclosures

As of March 31, 2014 and December 31, 2013, 11 residential properties with a fair value of $2.1 million and 11 residential properties with a fair value of $2.4 million, respectively, were included in other real estate owned (“OREO”). There were no collateralized consumer residential mortgage loans in the process of foreclosure as of March 31, 2014.

The balance of OREO as of March 31, 2014 consisted of 13 lots, two former convenience stores, one former restaurant, one commercial business property and a seafood house. The balance of OREO as of December 31, 2013 consisted of 14 lots, two former convenience stores, on former nursery property, one former restaurant, one commercial business property and a seafood house.

Note 7:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the Three Months Ended
	March 31, 2014		March 31, 2013
(Unaudited)	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	4,817,885	$0.10	4,813,812	$0.03
Effect of dilutive securities:
Stock options	10,036		2,678

Diluted earnings per share	4,827,921	$0.10	4,816,490	$0.03

For the three months ended March 31, 2014 and 2013, options on 76,067 and 185,467 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8:	Stock-Based Compensation

On June 28, 2013, the Company registered a new stock-based compensation plan, which superseded all other plans. There are 377,123 shares available for grant under this plan at March 31, 2014.

Stock-based compensation expense related to stock awards during the three month periods ended March 31, 2014 and 2013 was $19 thousand and $93 thousand, respectively. Compensation expense for stock options is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of March 31, 2014.

Options for a total of 7,000 shares were granted and vested during the three months ended March 31, 2014. The fair value of options granted during the three months ended March 31, 2014 was $2.75. The variables used in these calculations include the historical dividend yield of 0.0%, expected life of the options of five years, expected stock price volatility of 51.4%, and a risk-free interest rate of 2.7%, which is assumed to be the rate on 5-year U.S. Treasury bonds.

Options for a total of 89,500 shares were granted and vested during the three months ended March 31, 2013. The fair value of options granted during the three months ended March 31, 2013 was $1.03 and $1.08. The variables used in these calculations include the historical dividend yield of 3.6%, expected life of the options of five years, expected stock price volatility of 33.8%, and a risk-free interest rate of 0.86%, which is assumed to be the rate on 5-year U.S. Treasury bonds.

Stock option plan activity for the three months ended March 31, 2014 (unaudited) is summarized below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value (1)
Options outstanding, January 1, 2014	191,002	$7.35	6.8
Granted	7,000	5.99
Forfeited	—	—
Exercised	—	—
Expired	—	—

Options outstanding, March 31, 2014	198,002	$7.30	6.7	$127,814

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on changes in the market value of the Company’s common stock.

In the first quarter of 2014, 877 shares of restricted stock was granted to an executive which will vest over 12 months, with $5 thousand to be recorded as compensation expense over this period.

Note 9:	Employee Benefit Plans

The Company has a non-contributory, defined benefit pension plan for full-time employees who were over 21 years of age and vested in the plan as of December 31, 2012, when the plan was frozen. Each participant’s account balance grows based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses. The plan is unfunded and funded as benefits are due.

Components of Net Periodic Benefit Cost

(Unaudited)

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Three months ended March 31,	2014	2013	2014	2013
Service cost	$—	$—	$4	$6
Interest cost	36	36	7	7
Expected return on plan assets	(51)	(54)	—	—
Amortization of unrecognized net loss	9	23	—	1
Amortization of transition obligation	—	—	—	1

Net periodic (benefit) cost	$(6)	$5	$11	$15

The Company expects to make no contribution to its pension plan and $11 thousand to its post-retirement benefit plan in 2014. The Company has contributed $3 thousand toward the post-retirement plan during the first three months of 2014.

Note 10:	Long Term Debt

On March 31, 2014, the Bank had FHLB debt consisting of two advances (see table below). The $10 million advance was restructured during the second quarter of 2013 to extend the maturity and reduce the interest rate from 4.23% to a three month LIBOR-based floating rate advance.

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans with a lendable collateral value of $56.6 million. Immediate available credit, as of March 31, 2014, was $39.6 million. With additional collateral, the total line of credit is $65.9 million, with $48.9 million available.

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the result of operations. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)		Fair Value Measurements at March 31, 2014 Using
	Balance	Level 1	Level 2	Level 3
Securities available for sale:
U. S. Government agencies	$9,126	$—	$9,126	$—
State and municipal obligations	26,838	—	26,838	—
Certificates of deposit	1,747	—	1,747	—

Total securities available for sale:	$37,711	$—	$37,711	$—

Mortgage servicing rights	$601	$—	$—	$601

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,070	1,070	—	—
Mutual funds - equity	1,747	1,747	—	—

Total defined benefit plan assets	$2,820	$2,820	$—	$—

		Fair Value Measurements at December 31, 2013 Using
	Balance	Level 1	Level 2	Level 3
Securities available for sale:
U. S. Government agencies	$9,308	$—	$9,308	$—
State and municipal obligations	26,557	—	26,557	—
Certificates of deposit	1,745	—	1,745	—
Auction rate security	912	—	—	912

Total securities available for sale:	$38,522	$—	$37,610	$912

Mortgage servicing rights	$579	$—	$—	$579

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,070	1,070	—	—
Mutual funds - equity	1,747	1,747	—	—

Total defined benefit plan assets	$2,820	$2,820	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

(Dollars in thousands)	Auction Rate Security	MSRs
Balance, January 1, 2014	$912	$579
Impairments	—	—
Fair value adjustments	—	22
Redemptions and sales	(912)	—

Balance, March 31, 2014	$—	$601

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at March 31, 2014 Using
(Dollars in thousands)	Balance as of
Description	March 31, 2014	Level 1	Level 2	Level 3
Impaired Loans, net	$2,063	$—	$—	$2,063
Other real estate owned, net	3,538	—	—	3,538

		Fair Value Measurements at December 31, 2013 Using
	Balance as of
Description	December 31, 2013	Level 1	Level 2	Level 3
Impaired Loans, net	$2,077	$—	$—	$2,077
Other real estate owned, net	3,897	—	—	3,897

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Balance as of March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$2,063	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	25% - 100% (54%)

Other real estate owned, net	3,538	Discounted appraised value	Selling Cost	3% - 13% (6%)
			Lack of Marketability	7% - 20% (15%)

	Balance as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$2,077	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	25% - 100% (54%)

Other real estate owned, net	3,897	Discounted appraised value	Selling Cost	3% - 13% (6%)
			Lack of Marketability	7% - 30% (15%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at March 31, 2014 Using
(Dollars in thousands)	Balance as of
Description	March 31, 2014	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,253	$6,253	$—	$—
Interest-bearing deposits	6,922	6,922	—	—
Federal funds sold	333	333	—	—
Securities available-for-sale	37,711	—	37,711	—
Restricted securities	1,530	—	—	1,530
Loans, net	250,649	—	—	255,852
Loans held for sale	—	—	—	—
Accrued interest receivable	1,026	—	1,026	—
Mortgage servicing rights	601	—	—	601

Financial Liabilities:
Non-interest-bearing liabilities	$56,975	$56,975	$—	$—
Savings and other interest-bearing deposits	113,833	—	113,833	—
Time deposits	96,098	—	—	97,405
Securities sold under repurchase agreements	8,438	—	8,438	—
FHLB advances	15,000	—	15,944	—
Accrued interest payable	157	—	157	—

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,789	$6,789	$—	$—
Interest-bearing deposits	8,900	8,900	—	—
Federal funds sold	120	120	—	—
Securities available-for-sale	38,522	—	37,610	912
Restricted securities	1,638	—	—	1,638
Loans, net	247,912	—	—	253,139
Loans held for sale	196	—	—	196
Accrued interest receivable	1,124	—	1,124	—
Mortgage servicing rights	579	—	—	579

Financial Liabilities:
Non-interest-bearing liabilities	$57,805	$57,805	$—	$—
Savings and other interest-bearing deposits	114,056	—	114,056	—
Time deposits	96,486	—	—	98,049
Securities sold under repurchase agreements	9,118	—	9,118	—
FHLB advances	15,000	—	15,923	—
Accrued interest payable	167	—	167	—

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At March 31, 2014 and December 31, 2012, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 12:	Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following table (dollars in thousands):

(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$(791)	$(382)	$(1,173)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $168	322	—	322
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $0	1	—	1

Balance March 31, 2014	$(468)	$(382)	$(850)

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013	$279	$(660)	$(381)
Change in net unrealized holding losses on securities, before reclassification, net of tax expense of $25	(49)	—	(49)
Reclassification for previously unrealized net gains recognized in income, net of tax benefit of $1	(1)	—	(1)

Balance March 31, 2013	$229	$(660)	$(431)

Reclassification for previously unrealized (losses) gains and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the first quarter of 2014 and 2013.

Accumulated Other Comprehensive Income (Loss)
Reclassification for the Three Months Ended
Holding Gains (Losses) on Securities
(In thousands)	March 31, 2014	March 31, 2013
Net (losses) gains on sale of securities available-for-securities	$(1)	$1
Tax (expense) benefit	—	(1)

Impact on net income	$(1)	$—

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, expansion activities, demand for financial services in the Company’s market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

Earnings increased 228.6% for the first quarter of 2014 compared to the first quarter of 2013. The first quarter results are highlighted by loan growth, improved margins and lower expenses. The capital position remains solid. During the first quarter, the Company opened a loan production and wealth management office in Richmond, Virginia. The operations of this office are expected to be neutral to earnings within 15 months and had little impact on earnings in the first quarter of 2014. Core earnings and growth remain as priorities for the Company. Asset quality improved, with nonperforming assets down to 1.77% of total assets as of March 31, 2014.

The portfolio of loans serviced for Fannie Mae grew by $1.1 million since December 31, 2013 to $60.0 million as of March 31, 2014. This growth helped drive $22 thousand of gains in the value of the related MSRs during the first quarter of 2014. The in-house loan portfolio grew by $2.8 million, or 1.1%, during the first quarter of 2014.

Asset quality improved. OREO balances are down to $3.5 million as of March 31, 2014 compared to $3.9 million as of December 31, 2013. During the first quarter of 2014, three OREO properties were sold and three were added through foreclosures. Non-accruing loan balances are down to $2.3 million as of March 31, 2014 as compared to $2.8 million at December 31, 2013.

Annualized net loan charge-offs against the ALL are down to 0.22% of total loans during the first three months of 2014 compared to 0.24% during the first three months of 2013.

The net interest margin increased to 3.81% for the first quarter of 2014 compared to 3.40% for the same period in 2013. As this historic low-rate climate continues, loan and investment yields continue to decline, but increased loan balances have mitigated reductions in interest income. From March 31, 2013 to March 31, 2014, loan balances grew by $18.9 million. The refinance of a FHLB advance in April, 2013, and scheduled maturities of time deposits in 2013, have reduced both costs of funds and interest expense. The Bank’s other FHLB advance will mature in May, 2014, and provide opportunity for further reductions. Maturities of time deposits are typically renewed at lower rates, leave the Bank or transfer to a lower-cost checking or savings account.

During the first quarter of 2014, the Company sold a troubled investment for which an impairment loss was recognized in 2013 (refer to Note 4). In addition, during the first quarter of 2014, the Company sold its former Heathsville, Virginia, branch office recognizing a gain of approximately $138 thousand.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators. The Company took no Troubled Asset Relief Program or Small Business Lending Fund investments from the U.S. Treasury.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

EARNINGS SUMMATION

For the three months ended March 31, 2014 and 2013, net income was $460 thousand and $140 thousand, respectively, an increase of $320 thousand or 228.6% from 2013 to 2014. Diluted earnings per average share for the three months ended March 31, 2014 and 2013 were $0.10 and $0.03, respectively. Return on average assets was 0.56% for the three months ended March 31, 2014 compared to 0.17% for the three months ended March 31, 2013. The annualized return on average equity was 4.90% and 1.53% for the three months ended March 31, 2014 and 2013, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

NET INTEREST INCOME

Net Interest Income Analysis (unaudited)
(Fully taxable equivalent basis)	Average Balances, Income and Expense, Yields and Rates
(Dollars in Thousands)	Three months ended 3/31/2014			Three months ended 3/31/2013
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST-EARNING ASSETS:
Taxable Investments	$21,794	$94	1.73%	$26,734	$124	1.86%
Tax-Exempt Investments (1)	19,316	148	3.07%	11,775	85	2.88%

Total Investments	41,110	242	2.36%	38,509	209	2.17%

Gross Loans (2)	251,676	3,161	5.04%	235,022	3,154	5.38%
Interest-bearing Deposits	5,930	4	0.29%	32,658	18	0.23%
Federal Funds Sold	147	—	0.07%	204	—	0.07%

Total Interest Earning Assets	$298,863	$3,407	4.56%	$306,393	$3,381	4.41%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$44,387	$17	0.16%	$46,031	$30	0.26%
NOW Deposits	41,817	15	0.15%	40,997	23	0.23%
Time Deposits => $100,000	44,049	201	1.85%	47,239	260	2.23%
Time Deposits < $100,000	50,887	198	1.58%	58,149	277	1.93%
Money Market Deposit Accounts	27,237	27	0.40%	27,879	41	0.60%

Total Deposits	208,377	458	0.89%	220,295	631	1.16%

Federal Funds Purchased	137	—	0.00%	—	—	0.00%
Securities Sold Under Repurchase Agreements	7,380	2	0.11%	6,908	4	0.23%
FHLB Advances	15,000	100	2.70%	15,000	139	3.76%

Total Interest-Bearing Liabilities	$230,894	$560	0.98%	$242,203	$774	1.30%

Net interest income and net interest margin		$2,847	3.81%		$2,607	3.40%

Non interest-bearing deposits	$57,192	—	0.00%	$49,129	—	0.00%
Total Cost of funds			0.78%			1.06%
Net interest spread			3.78%			3.35%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes Visa program and nonaccrual loans.

Interest income for the three months ended March 31, 2014, on a tax-equivalent basis, was $3.4 million, an increase of $26 thousand from the first quarter of 2013. Interest expense for the three months ended March 31, 2014, was $560 thousand, a decrease of $214 thousand from the first quarter of 2013, due mainly to reductions in both balances and costs of time deposits, but also from the reduced cost of an FHLB advance. Net interest income for the three months ended March 31, 2014, on a tax-equivalent basis, was $2.8 million, an increase of $240 thousand from the first quarter of 2013. The annualized net interest margin was 3.81% and 3.40% for the three months ended March 31, 2014 and 2013, respectively. The deposit mix continues to improve as lower cost balances in checking accounts have increased while higher cost time deposit balances have declined. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.78% for the three months ended March 31, 2014, compared to 3.35% for the three months ended March 31, 2013.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2014 increased $127 thousand, or 12.9%, compared to the three months ended March 31, 2013. This increase was primarily due a gain of $138 thousand recognized on the sale of the former branch office in Heathsville, Virginia. VISA-related fees declined by $91 thousand due to assignment of merchant agreements to a third party, but were offset by increases of $47 thousand from bank-owned life insurance and $44 thousand from gains on sale of OREO.

NON-INTEREST EXPENSE

For the three months ended March 31, 2014, non-interest expenses totaled $3.1 million, a decrease of $161 thousand, or 4.9%, compared to the same period in 2013. This decrease is primarily the result of a reduction in salary and benefits of $143 due to lower stock compensation costs and lending commissions. Consulting expense increased by $76 thousand due to accounting services and VISA expense declined by $85 thousand due to the aforementioned assignment of merchant agreements to a third party.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets decreased 2.5% to $298.9 million for the three months ended March 31, 2014, as compared to $306.4 million for the three months ended March 31, 2013, as interest-bearing deposits were redeployed into higher yielding loans and bank-owned life insurance. Average interest-earning assets as a percent of total average assets was 91.3% for the three months ended March 31, 2014 as compared to 93.0% for the same period in 2013. The loan portfolio, with $251.7 million in average balances as of March 31, 2014, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 4.7% to $230.9 million for the three months ended March 31, 2014, as compared to $242.2 million for the three months ended March 31, 2013. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $94.9 million for the three months ended March 31, 2014, down from $105.4 million for the similar period in 2013.

ASSET QUALITY

In the first three months of 2014, asset quality improved. Non-performing assets, which include OREO and non-performing loans, declined $0.8 million to $5.9 million, or 1.8% of assets. This level also represents 2.3% of loans plus OREO.

Non-Performing Assets
(Dollars in Thousands)	March 31, 2014	December 31, 2013

Loans past due 90 days or more and still accruing	$8	$18
Non-accruing loans	2,324	2,754

Total non-performing loans	2,332	2,772

Other real estate owned	3,538	3,897

Total non-performing assets	$5,870	$6,669

Allowance for loan losses	$2,950	$2,925

Allowance to non-performing loans	126.5%	105.5%
Non-performing assets to total assets	1.77%	2.01%

Non-performing loans, which include loans past due 90 days or more and still accruing, plus non-accruing loans, as a percentage of total loans, decreased to 0.9% as of March 31, 2014 compared to 1.1% as of December 31, 2013. Non-accruing loans totaled $2.3 million as of March 31, 2014, down from $2.8 million at year-end 2013.

Loans charged off during the first three months of 2014, net of recoveries, totaled $140 thousand compared to $142 thousand for the first three months of 2013. This represents a decline in the annualized net charge-off ratio to 0.22% for the first three months of 2014 compared to 0.24% for the first three months of 2013, reflecting an improvement in asset quality. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management is maintaining an adequate level of the ALL at 1.16% and 1.17% of total loans for March 31, 2014 and December 31, 2013, respectively.

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, decreased by $1.7 million during the first three months of 2014 to $9.8 million, or 24.55% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of March 31, 2014, loans valued at $7.9 million were considered impaired, whereas $6.7 million were considered impaired as of December 31, 2013. Between December 31, 2013 and March 31, 2014, five loans were identified as impaired and none were dispensed through foreclosures and charge-offs. Management has reviewed the impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in ALL.

FINANCIAL CONDITION

Total assets remained relatively flat at $330.1 million as of March 31, 2014 compared to $331.1 million at December 31, 2013. Cash and due from banks, which produces no income, decreased to $6.3 million on March 31, 2014 from $6.8 million at year-end 2013, a result of normal daily fluctuation in deposit transactions. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has declined by $2.0 million since year end 2013.

During the three months ended March 31, 2014, gross loans increased by $2.8 million or 1.1%, to $253.1 million from $250.3 million at year-end 2013. The largest components of this increase were $1.0 million related to construction and land development, $1.0 million related to residential revolving and junior mortgages and $0.7 million related to commercial and industrial.

The Bank had $3.5 million of OREO at March 31, 2014 and $3.9 million at December 31, 2013. As of March 31, 2014, OREO consists of 11 residences, 13 lots, two former convenience stores, one former restaurant, one commercial business property and a seafood house. During the first three months of 2014, three properties with a total book value of $197 thousand from two borrowers were added through foreclosures, and three properties with a total book value of $556 thousand were sold. There were no write-downs of OREO properties during the first three months of 2014, compared to $16 thousand for the same period in 2013. All properties maintained as OREO are valued at the lesser of carrying value or fair value less estimated costs to sell and are actively marketed.

In March 2014, the Company sold a former branch in Heathsville, Virginia for $311 thousand and recognized a gain of $138 thousand on the sale. The branch was included in other assets as of December 31, 2013.

As of March 31, 2014, securities available-for-sale at fair value totaled $37.7 million as compared to $38.5 million on December 31, 2013. This represents a net decrease of $811 thousand or 2.1% for the three months. The decrease in securities available-for-sale is primarily the result of the sale of a troubled asset with a fair value of $912 thousand. An impairment loss was recognized on this asset in 2013 and therefore, no gain or loss was recognized on the sale of the asset as its carrying value equaled its fair value at the time of sale. As of March 31, 2014, available-for-sale securities represented 11.4% of total assets and 12.6% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. These gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs.

In the second quarter of 2013, the Company purchased $5.0 million of bank owned life insurance in order to offset the cost of employee benefits. The bank owned life insurance’s fair market value as of March 31, 2014 was $5.2 million.

As of March 31, 2014, total deposits were $266.9 million compared to $268.3 million at year-end 2013. This represents a decrease in balances of $1.4 million or 0.5% during the three months. The decline consisted of $388 thousand of reductions in time deposit balances, $223 thousand in savings and interest-bearing demand deposits, and $830 thousand in non-interest bearing deposits.

As of March 31, 2014, securities sold under repurchase agreements decreased $680 thousand to $8.4 million from $9.1 million at December 31, 2013. This decrease was the result of normal seasonality for these customers.

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

At March 31, 2014, cash totaled $6.3 million, federal funds sold totaled $333 thousand, interest-bearing deposits totaled $6.9 million, and securities and loans maturing in one year or less totaled $26.0 million. This results in a liquidity ratio as of March 31, 2014 of 12.0% as compared to 12.9% as of December 31, 2013. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $65.9 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. The Company’s shareholders’ equity before accumulated other comprehensive loss was $38.8 million on March 31, 2014 compared to $38.3 million on December 31, 2013. Accumulated other comprehensive loss decreased $323 thousand between December 31, 2013 and March 31, 2014, primarily as a result of decreases in unrealized net losses in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, on March 31, 2014, compared to December 31, 2013, increased to $8.05 from $7.96. Book value per share, including accumulated other comprehensive loss, increased to $7.87 on March 31, 2014 from $7.71 on December 31, 2013. No cash dividends were paid for the three-month period ended March 31, 2014, nor for the comparable period ended March 31, 2013.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of March 31, 2014, the Bank maintained Tier 1 capital of $30.9 million, net risk weighted assets of $239.3 million, and Tier 2 capital of $2.9 million. On March 31, 2014, the Tier 1 leverage ratio was 9.57%, the Tier 1 capital to risk weighted assets ratio was 12.92%, and the total capital ratio to risk weighted assets ratio was 14.16%.

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

Off Balance Sheet Arrangements
(unaudited)	March 31, 2014	December 31, 2013
(Dollars in thousands)
Total Loan Commitments Outstanding	$36,789	$37,279
Standby-by Letters of Credit	331	329

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon takedown of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3, Amendments to the Accounting Standards Codification, for information related to the adoption of new amendments to the Accounting Standards Codification.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of March 31, 2014.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

3.2	Bylaws of Bay Banks of Virginia, Inc., as amended March 28, 2014 (incorporated by reference by previously filed 8-K on March 28, 2014)

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 13, 2014	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)