Form 10-Q
period 2014-06-30
BAY BANKS OF VIRGINIA INC
filed 2014-08-11
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

4,818,733 shares of common stock on August 7, 2014

FORM 10-Q

For the interim period ending June 30, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$6,793	$6,789
Interest-bearing deposits held in other banks	10,819	8,900
Federal funds sold	204	120
Securities available for sale, at fair value	36,826	38,522
Restricted securities at cost	1,980	1,638
Loans receivable, net of allowance for loan losses of $2,973 and $2,925, respectively	256,345	247,912
Loans held for sale	390	196
Premises and equipment, net	10,663	10,620
Accrued interest receivable	1,112	1,124
Other real estate owned, net	2,899	3,897
Bank owned life insurance	7,221	5,129
Goodwill	2,808	2,808
Mortgage servicing rights	582	579
Other assets	2,514	2,901

Total assets	$341,156	$331,135

LIABILITIES
Noninterest-bearing deposits	$58,813	$57,805
Savings and interest-bearing demand deposits	113,403	114,056
Time deposits	94,870	96,486

Total deposits	267,086	268,347

Securities sold under repurchase agreements	8,990	9,118
Federal Home Loan Bank advances	25,000	15,000
Other liabilities	1,648	1,534

Total liabilities	302,724	293,999

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,818,733 and 4,817,856 shares, respectively)	24,094	24,089
Additional paid-in capital	2,772	2,757
Retained earnings	12,183	11,463
Accumulated other comprehensive loss, net	(617)	(1,173)

Total shareholders’ equity	38,432	37,136

Total liabilities and shareholders’ equity	$341,156	$331,135

(1)	Derived from the audited consolidated financial statements.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands except per share amounts)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
INTEREST INCOME
Loans, including fees	$3,279	$3,135	$6,440	$6,289
Securities:
Taxable	85	118	179	241
Tax-exempt	96	69	194	125
Interest-bearing deposit accounts	4	17	8	36

Total interest income	3,464	3,339	6,821	6,691

INTEREST EXPENSE
Deposits	449	601	907	1,231
Federal funds purchased	1	—	1	—
Securities sold under repurchase agreements	2	6	4	10
FHLB advances	85	106	185	245

Total interest expense	537	713	1,097	1,486

Net interest income	2,927	2,626	5,724	5,205

Provision for loan losses	97	179	262	262

Net interest income after provision for loan losses	2,830	2,447	5,462	4,943

NON-INTEREST INCOME
Income from fiduciary activities	175	162	387	327
Service charges and fees on deposit accounts	244	266	487	541
VISA-related fees	61	226	150	406
Other service charges and fees	267	242	507	475
Secondary market lending fees	68	168	179	301
Increase in cash surrender value of life insurance	44	35	91	35
Net (losses) gains on sale of securities available for sale	(16)	268	(17)	271
Loss on securities with other-than-temporary impairment	—	(168)	—	(168)
Portion of loss recognized in other comprehensive income	—	48	—	48

Net impairment recognized in income	—	(120)	—	(120)
Losses on real estate owned	(249)	(240)	(219)	(254)
Net gains on the sale of fixed assets	—	—	138	—
Other income	30	15	34	26

Total non-interest income	624	1,022	1,737	2,008

NON-INTEREST EXPENSES
Salaries and employee benefits	1,597	1,607	3,184	3,338
Occupancy expense	354	319	712	661
Software maintenance	137	129	275	257
Bank franchise tax	47	44	94	88
VISA expense	38	191	108	345
Telephone expense	52	53	108	102
FDIC assessments	72	101	138	205
Foreclosure property expense	28	38	59	61
Consulting expense	70	21	169	44
Other expense	772	675	1,428	1,346

Total non-interest expenses	3,167	3,178	6,275	6,447

Net income before income taxes	287	291	924	504
Income tax expense	27	59	204	132

Net income	$260	$232	$720	$372

Basic Earnings Per Share
Average basic shares outstanding	4,818,733	4,817,856	4,818,311	4,815,845
Earnings per share, basic	$0.05	$0.05	$0.15	$0.08

Diluted Earnings Per Share
Average diluted shares outstanding	4,836,783	4,820,014	4,832,416	4,818,258
Earnings per share, diluted	$0.05	$0.05	$0.15	$0.08

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income	$260	$232	$720	$372
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	335	(1,243)	825	(1,316)
Deferred tax (expense) benefit	(112)	423	(280)	448
Reclassification of net securities losses (gains) and impairments recognized in net income	16	(148)	17	(151)
Deferred tax (expense) benefit	(6)	50	(6)	51

Unrealized gains (losses) adjustment, net of tax	233	(918)	556	(968)

Defined benefit pension plan:
Net periodic pension (benefit) cost	(5)	22	(11)	45
Net pension gain (loss)	5	(22)	11	(45)

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Post retirement benefit plan:
Net periodic cost	12	1	23	2
Net loss	(12)	(1)	(23)	(2)

Post retirement benefit plan adjustment, net of tax	—	—	—	—

Total other comprehensive income (loss)	233	(918)	556	(968)

Comprehensive income (loss)	$493	$(686)	$1,276	$(596)

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Six Months ended June 30, 2014
Balance at beginning of period	4,817,856	$24,089	$2,757	$11,463	$(1,173)	$37,136
Net income	—	—	—	720	—	720
Other comprehensive income	—	—	—	—	556	556
Stock-based compensation expense	877	5	15	—	—	20

Balance at end of period	4,818,733	$24,094	$2,772	$12,183	$(617)	$38,432

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$720	$372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	377	380
Net amortization and accretion of securities	200	197
Provision for loan losses	262	262
Stock compensation expense	20	126
Deferred income tax benefit	—	(7)
Loss (gain) on sale of securities available-for-sale	17	(271)
Other-than-temporary impairment on securities available-for-sale	—	120
Increase in other real estate owned valuation allowance	127	16
Loss on sale of other real estate owned	92	238
Gain on disposal of former branch	(138)	—
Change in fair value of mortgage servicing rights	(3)	—
Loan originations for sale to FNMA	(4,361)	(14,597)
Loan sales to FNMA	4,263	14,545
Gain on loans sold to FNMA	(96)	(240)
Increase in cash surrender value of bank owned life insurance	(91)	—
Decrease (increase) in accrued income and other assets	185	(398)
(Decrease) increase in other liabilities	(176)	552

Net cash provided by operating activities	$1,398	$1,295

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	$1,741	$1,971
Proceeds from sales and calls of available-for-sale securities	3,331	8,260
Purchase of bank owned life insurance	(2,001)	(5,000)
Purchases of available-for-sale securities	(2,751)	(15,094)
Purchases of restricted securities	(342)	(39)
Increase in federal funds sold	(84)	(256)
Loan (originations) and principal collections, net	(8,287)	2,981
Proceeds from sale of other real estate	371	887
Purchases of premises and equipment	(375)	(258)
Proceeds from the sale of premises and equipment	311	—

Net cash used in investing activities	$(8,086)	$(6,548)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	$355	$688
Net decrease in time deposits	(1,616)	(4,688)
Net (decrease) increase in securities sold under repurchase agreements	(128)	4,896
Increase in Federal Home Loan Bank advances	10,000	—

Net cash provided by financing activities	$8,611	$896

Net increase (decrease) in cash and due from banks	1,923	(4,357)

Cash and due from banks at beginning of period	15,689	39,924

Cash and due from banks at end of period	$17,612	$35,567

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,109	$1,466

Income taxes	341	211

Non-cash investing and financing:
Unrealized gain (loss) on investment securities	825	(1,467)

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	197	1,326

Loans originated to facilitate sale of OREO	605	204

Changes in deferred taxes resulting from other comprehensive income transactions	286	498

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:	General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”), 100% of Bay Trust Company, Inc. (the “Trust Company”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, the Trust Company, Steptoes Holdings and Bay Banks of Virginia, Inc.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to the general practices within the banking industry. In management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or for any other interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share or shareholders’ equity as previously reported.

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

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income, such as deferred fees and costs, and charge-offs. Interest on loans is recognized over the term of the loan and is calculated using the interest method on principal amounts outstanding. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan, adjusted for early pay-offs, where applicable.

The accrual of interest is generally discontinued at the time a loan is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Payments received for loans no longer accruing interest are applied to the unpaid principal balance. Loans greater than 90 days past due may remain on accrual status if the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual and past due policies are materially the same for all types of loans.

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

Allowance for loan losses (“ALL”)

The ALL reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each segment of the portfolio, including loans analyzed individually and homogenous pools of loans analyzed on a segmented basis. Considerations include historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.

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

Note 4:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale securities
June 30, 2014
U.S. Government agencies	$10,057	$11	$(61)	$10,007
State and municipal obligations	25,143	171	(489)	24,825
Certificates of deposits	1,984	10	—	1,994

	$37,184	$192	$(550)	$36,826

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale securities
December 31, 2013
U.S. Government agencies	$9,383	$11	$(86)	$9,308
State and municipal obligations	27,690	109	(1,242)	26,557
Certificates of deposits	1,736	9	—	1,745
Auction rate security	912	—	—	912

	$39,721	$129	$(1,328)	$38,522

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Gross realized gains	$5	$268	$5	$272
Gross realized losses	(21)	—	(22)	(1)

Net realized gains (losses)	$(16)	$268	$(17)	$271

Aggregate proceeds	$2,039	$7,165	$3,331	$8,260

Average yields on securities were 2.36% and 2.27% for the three months ended June 30, 2014 and 2013, respectively, and 2.37% and 2.22% for the six months ended June 30, 2014 and 2013, respectively.

Securities with a market value of $13.3 million and $12.9 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of June 30, 2014 and December 31, 2013, respectively.

Securities in an unrealized loss position at June 30, 2014 and December 31, 2013, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at June 30, 2014 included 15 federal agencies and 41 municipals. Bonds with unrealized loss positions at December 31, 2013 included 50 municipals and 15 federal agencies. The tables are shown below.

	Less than 12 months		12 months or more		Total
(Dollars in thousands) June 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,903	$8	$4,235	$53	$6,138	$61
States and municipal obligations	1,592	15	11,112	474	12,704	489

Total temporarily impaired securities	$3,495	$23	$15,347	$527	$18,842	$550

	Less than 12 months		12 months or more		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$4,808	$66	$1,462	$20	$6,270	$86
States and municipal obligations	14,255	1,120	2,306	122	16,561	1,242

Total temporarily impaired securities	$19,063	$1,186	$3,768	$142	$22,831	$1,328

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1,421,400 and $1,079,800 at June 30, 2014 and December 31, 2013, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $382 thousand at June 30, 2014 and $382 thousand at December 31, 2013. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter, all transactions pursuant to repurchases of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of this stock.

Note 5:	Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Mortgage loans on real estate:
Construction, Land and Land Development	$33,805	$31,839
Farmland	1,174	1,262
Commercial Mortgages (Non-Owner Occupied)	15,717	14,626
Commercial Mortgages (Owner Occupied)	32,234	34,177
Residential First Mortgages	121,641	114,458
Residential Revolving and Junior Mortgages	25,816	24,045
Commercial and Industrial loans	22,678	23,938
Consumer Loans	5,799	5,986

Total loans	$258,864	$250,331
Net unamortized deferred loans costs	454	506
Allowance for loan losses	(2,973)	(2,925)

Loans, net	$256,345	$247,912

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

(Dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Loans Past Due and Nonaccruals
June 30, 2014
Construction, Land and Land Development	$64	$—	$847	$911	$32,894	$33,805
Farmland	—	—	—	—	1,174	1,174
Commercial Mortgages (Non-Owner Occupied)	—	—	413	413	15,304	15,717
Commercial Mortgages (Owner Occupied)	—	—	—	—	32,234	32,234
Residential First Mortgages	954	—	236	1,190	120,451	121,641
Residential Revolving and Junior Mortgages	109	—	16	125	25,691	25,816
Commercial and Industrial	21	—	228	249	22,429	22,678
Consumer Loans	23	43	2	68	5,731	5,799

Total	$1,171	$43	$1,742	$2,956	$255,908	$258,864

Loans Past Due and Nonaccruals	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
December 31, 2013
Construction, Land and Land Development	$65	$—	$854	$919	$30,920	$31,839
Farmland	—	—	—	—	1,262	1,262
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	14,626	14,626
Commercial Mortgages (Owner Occupied)	—	—	427	427	33,750	34,177
Residential First Mortgages	668	—	1,083	1,751	112,707	114,458
Residential Revolving and Junior Mortgages	108	—	76	184	23,861	24,045
Commercial and Industrial	16	—	311	327	23,611	23,938
Consumer Loans	60	19	3	82	5,904	5,986

Total	$917	$19	$2,754	$3,690	$246,641	$250,331

Note 6:	Allowance for Loan Losses

Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended
June 30, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,497	$248	$205	$2,950
(Charge-offs)	(75)	—	(12)	(87)
Recoveries	8	—	5	13
Provision	159	(37)	(25)	97

Ending Balance	$2,589	$211	$173	$2,973

Individually evaluated for impairment	$724	$—	$32	$756
Collectively evaluated for impairment	1,865	211	141	2,217

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended
June 30, 2013
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,497	$306	$231	$3,034
(Charge-offs)	(197)	(17)	(27)	(241)
Recoveries	9	—	2	11
Provision	153	(39)	65	179

Ending Balance	$2,462	$250	$271	$2,983

Individually evaluated for impairment	$760	$—	$72	$832
Collectively evaluated for impairment	1,702	250	199	2,151

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Six Months Ended
June 30, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,465	$256	$204	$2,925
(Charge-offs)	(214)	—	(21)	(235)
Recoveries	14	—	7	21
Provision	324	(45)	(17)	262

Ending Balance	$2,589	$211	$173	$2,973

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Six Months Ended
June 30, 2013
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,572	$262	$260	$3,094
(Charge-offs)	(365)	(17)	(55)	(437)
Recoveries	60	—	4	64
Provision	195	5	62	262

Ending Balance	$2,462	$250	$271	$2,983

Loan receivables evaluated for impairment individually and collectively by segment as of June 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands) As of June 30, 2014	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Ending Balance:
Individually evaluated for impairment	$6,451	$—	$38	$6,489
Collectively evaluated for impairment	223,936	22,678	5,761	252,375

Total Gross Loans	$230,387	$22,678	$5,799	$258,864

As of December 31, 2013
Ending Balance:
Individually evaluated for impairment	$6,306	$311	$39	$6,656
Collectively evaluated for impairment	214,101	23,627	5,947	243,675

Total Gross Loans	$220,407	$23,938	$5,986	$250,331

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

(Dollars in thousands) As of June 30, 2014 INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$27,624	$1,174	$10,509	$22,580	$19,217	$81,104
Watch	3,465	—	4,869	4,534	2,433	15,301
Special mention	1,410	—	—	3,379	713	5,502
Substandard	1,306	—	339	1,741	315	3,701
Doubtful	—	—	—	—	—	—

Total	$33,805	$1,174	$15,717	$32,234	$22,678	$105,608

	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total

As of December 31, 2013 INTERNAL RISK RATING GRADES

Grade:
Pass	$25,616	$1,262	$9,083	$23,984	$20,309	$80,254
Watch	3,493	—	5,204	7,429	2,743	18,869
Special mention	1,416	—	—	1,001	487	2,904
Substandard	1,314	—	339	1,763	399	3,815
Doubtful	—	—	—	—	—	—

Total	$31,839	$1,262	$14,626	$34,177	$23,938	$105,842

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

(Dollars in thousands) As of June 30, 2014 PAYMENT ACTIVITY STATUS	Residential First Mortgages (1)	Residential Revolvling and Junior Mortgages (2)	Consumer Loans (3)	Total

Performing	$121,405	$25,800	$5,754	$152,959
Nonperforming	236	16	45	297

Total	$121,641	$25,816	$5,799	$153,256

	Residential First Mortgages (4)	Residential Revolvling and Junior Mortgages (5)	Consumer Loans (6)	Total
As of December 31, 2013 PAYMENT ACTIVITY STATUS

Performing	$113,375	$23,969	$5,964	$143,308
Nonperforming	1,083	76	22	1,181

Total	$114,458	$24,045	$5,986	$144,489

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.3 million as of June 30, 2014.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $155 thousand as of June 30, 2014.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $7 thousand as of June 30, 2014.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.6 million as of December 31, 2013.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $216 thousand as of December 31, 2013.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $9 thousand as of December 31, 2013.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of June 30, 2014 and December 31, 2013, along with the average recorded investment and interest income recognized for the three and six months ended June 30, 2014 and 2013.

(Dollars in thousands)	As of June 30, 2014			As of December 31, 2013
IMPAIRED LOANS
With no related allowance:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance

Construction, land & land development	$451	$453	$—	$453	$453	$—
Residential First Mortgages	1,039	1,049	—	1,053	1,057	—
Residential Revolving and Junior Mortgages (1)	—	—	—	—	—	—
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,910	1,931	—	1,831	1,840	—
Commercial & industrial	—	—	—	311	311	—
Consumer (2)	—	—	—	—	—	—

	3,664	3,697	—	3,912	3,925	—

With an allowance recorded:
Construction, land & land development	428	447	211	151	156	51
Residential First Mortgages	2,185	2,185	436	2,198	2,198	409
Residential Revolving and Junior Mortgages (1)	174	174	77	251	879	173
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	—	105	105	1
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	38	38	32	39	39	33

	2,825	2,844	756	2,744	3,377	667

Total Impaired Loans:
Construction, land & land development	879	900	211	604	609	51
Residential First Mortgages	3,224	3,234	436	3,251	3,255	409
Residential Revolving and Junior Mortgages (1)	174	174	77	251	879	173
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,910	1,931	—	1,936	1,945	1
Commercial & industrial	—	—	—	311	311	—
Consumer (2)	38	38	32	39	39	33

	$6,489	$6,541	$756	$6,656	$7,302	$667

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With no related allowance:
Construction, land & land development	$451	$1	$13	$—
Residential First Mortgages	1,042	10	1,668	24
Residential Revolving and Junior Mortgages (1)	—	—	97	—
Commercial Mortgages (Non-owner occupied)	264	4	—	—
Commercial Mortgages (Owner occupied)	1,917	20	752	8
Consumer (2)	—	—	—	—

	3,674	35	2,530	32

With an allowance recorded:
Construction, land & land development	288	1	200	—
Residential First Mortgages	2,186	26	1,845	24
Residential Revolving and Junior Mortgages (1)	174	2	1,124	2
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	533	3
Consumer (2)	38	1	73	1

	2,686	30	3,775	30

Total
Construction, land & land development	739	2	213	—
Residential First Mortgages	3,228	36	3,513	48
Residential Revolving and Junior Mortgages (1)	174	2	1,221	2
Commercial Mortgages (Non-owner occupied)	264	4	—	—
Commercial Mortgages (Owner occupied)	1,917	20	1,285	11
Consumer (2)	38	1	73	1

	$6,360	$65	$6,305	$62

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land & land development	$452	$2	$13	$—
Residential First Mortgages	1,046	21	1,570	42
Residential Revolving and Junior Mortgages (1)	—	—	98	—
Commercial Mortgages (Non-owner occupied)	264	8	—	—
Commercial Mortgages (Owner occupied)	1,924	42	754	15
Consumer (2)	—	—	—	—

	3,686	73	2,435	57

With an allowance recorded:
Construction, land & land development	242	1	200	—
Residential First Mortgages	2,190	47	1,778	50
Residential Revolving and Junior Mortgages (1)	174	4	1,068	4
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	536	3
Consumer (2)	38	2	73	3

	2,644	54	3,655	60

Total
Construction, land & land development	694	3	213	—
Residential First Mortgages	3,236	68	3,348	92
Residential Revolving and Junior Mortgages (1)	174	4	1,166	4
Commercial Mortgages (Non-owner occupied)	264	8	—	—
Commercial Mortgages (Owner occupied)	1,924	42	1,290	18
Consumer (2)	38	2	73	3

	$6,330	$127	$6,090	$117

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At June 30, 2014 and December 31, 2013, non-accruing loans excluded from impaired loan disclosure totaled $325 thousand and $724 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $6 thousand and $9 thousand during the three months ended June 30, 2014 and 2013, respectively, and $13 thousand and $20 thousand during the six months ended June 30, 2014 and 2013, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the three and six months ended June 30, 2014 and 2013.

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
(Dollars in thousands) TROUBLED DEBT RESTRUCTURINGS	Number of Loans (1)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land & land development	2	$282	282	—	$—	$—

(1)	Modifications were an extension of the loan terms.

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
TROUBLED DEBT RESTRUCTURINGS	Number of Loans (1)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans (2)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land & land development	2	$282	$282	—	$—	$—
Residenital first mortages	—	—	—	2	315	315

(1)	Modifications were an extension of the loan terms.
(2)	Modifications were capitalization of the interest.

	For the three months ended June 30, 2014		For the three months ended June 30, 2013
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
THAT SUBSEQUENTLY DEFAULTED
Residential revolving and junior mortgages	1	$75	—	$—

	For the six months ended June 30, 2014		For the six months ended June 30, 2013
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential revolving and junior mortgages	1	$75	—	$—

Foreclosures

The table below details the properties included in other real estate owned (“OREO”) as of June 30, 2014 and December 31, 2013. There were no collateralized consumer residential mortgage loans in the process of foreclosure as of June 30, 2014.

	As of June 30, 2014		As of December 31, 2013
(Dollars in thousands)	No. of Properties	Carrying Value	No. of Properties	Carrying Value
Residential	10	$1,653	11	$2,442
Land lots	13	601	14	684
Convenience store	2	234	2	239
Restaurant	1	107	1	107
Commerical properties	1	304	2	425

Total	27	$2,899	30	$3,897

Note 7:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	4,818,733	$0.05	4,817,856	$0.05	4,818,311	$0.15	4,815,845	$0.08
Effect of dilutive securities:
Stock options	18,050		2,158		14,105		2,413

Diluted earnings per share	4,836,783	$0.05	4,820,014	$0.05	4,832,416	$0.15	4,818,258	$0.08

For the three months ended June 30, 2014 and 2013, options on 62,588 and 177,871 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the six months ended June 30, 2014 and 2013, options on 68,828 and 177,871 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8:	Stock-Based Compensation

On June 28, 2013, the Company registered a new stock-based compensation plan, which superseded all other plans. There are 377,123 shares available for grant under this plan at June 30, 2014.

Stock-based compensation expense related to stock awards during the three month periods ended June 30, 2014 and 2013 was zero and $4 thousand, respectively, and during the six month periods ended June 30, 2014 and 2013 was $20 thousand and $126 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of June 30, 2014.

Options for a total of 7,000 shares were granted and vested during the six months ended June 30, 2014. The fair value of options granted during the six months ended June 30, 2014 was $2.75. Options for a total of 89,500 shares were granted and vested during the six months ended June 30, 2013. The fair value of options granted during the six months ended June 30, 2013 was $1.03 and $1.08.

The variables used in these calculations of the fair value of the options are as follows:

	For the six months ended June 30,
	2014	2013
Risk free interest rate (5 year Treasury)	2.70%	0.86%
Expected dividend yield	0%	3.6%
Expected term (years)	5	5
Expected volatility	51.4%	33.8%

Stock option activity for the six months ended June 30, 2014 (unaudited) is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1, 2014	191,002	$7.35	6.8
Granted	7,000	5.99
Forfeited	—	—
Exercised	—	—
Expired	(7,239)	14.65

Options outstanding and exercisable, June 30, 2014	190,763	$7.02	6.7	$84,644

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on changes in the market value of the Company’s common stock.

In the first quarter of 2014, 877 shares of restricted stock were granted to an executive officer of the Bank. Such shares will vest over 12 months, with $5 thousand to be recorded as compensation expense over this period.

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

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Six months ended June 30,	2014	2013	2014	2013
Service cost	$—	$—	$8	$11
Interest cost	71	71	15	15
Expected return on plan assets	(101)	(107)	—	—
Amortization of unrecognized net loss	19	45	—	2
Amortization of transition obligation	—	—	—	2

Net periodic (benefit) cost	$(11)	$9	$23	$30

The Company expects to make no contribution to its pension plan and $5 thousand to its post-retirement benefit plan in the last half of 2014. The Company has contributed $6 thousand toward the post-retirement plan during the first six months of 2014.

Note 10:	Long Term Debt

On June 30, 2014, the Bank had FHLB debt consisting of four advances (see table below). The $10 million advance was restructured during the second quarter of 2013 to extend the maturity and reduce the interest rate from 4.23% to a three month LIBOR-based floating rate advance. A $5 million advance with an interest rate of 2.69%, matured in May 2014 and was replaced with a new $5 million three month LIBOR-based floating rate advance. Two additional $5 million advances were drawn in June. Both were three month LIBOR-based floating rate advances.

The four advances are shown in the following table.

Description	Balance	Originated	Current Interest Rate	Maturity Date

Adjustable Rate Hybrid	$10,000,000	4/12/2013	2.60705%	4/13/2020
Adjustable Rate Credit	5,000,000	5/20/2014	0.22810%	5/20/2015
Fixed Rate Credit	5,000,000	6/18/2014	0.26000%	6/18/2015
Fixed Rate Credit	5,000,000	6/26/2014	0.26000%	6/26/2015

	$25,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of June 30, 2014, was $38.5 million against a total line of credit is $65.5 million.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)		Fair Value Measurements at June 30, 2014 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$10,007	$—	$10,007	$—
State and municipal obligations	24,825	—	24,825	—
Certificates of deposit	1,994	—	1,994	—

Total securities available-for-sale:	$36,826	$—	$36,826	$—

Mortgage servicing rights	$582	$—	$—	$582

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,070	1,070	—	—
Mutual funds - equity	1,747	1,747	—	—

Total defined benefit plan assets	$2,820	$2,820	$—	$—

		Fair Value Measurements at December 31, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$9,308	$—	$9,308	$—
State and municipal obligations	26,557	—	26,557	—
Certificates of deposit	1,745	—	1,745	—
Auction rate securities	912	—	—	912

Total securities available-for-sale:	$38,522	$—	$37,610	$912

Mortgage servicing rights	$579	$—	$—	$579

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,070	1,070	—	—
Mutual funds - equity	1,747	1,747	—	—

Total defined benefit plan assets	$2,820	$2,820	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

(Dollars in thousands)	Auction Rate Security	MSRs
Balance, January 1, 2014	$912	$579
Impairments	—	—
Fair value adjustments	—	3
Sales	(912)	—

Balance, June 30, 2014	$—	$582

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the ALL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at June 30, 2014 Using
(Dollars in thousands)	Balance as of June 30, 2014	Level 1	Level 2	Level 3
Description
Impaired Loans, net	$2,069	$—	$—	$2,069
Other real estate owned, net	2,899	—	—	2,899

		Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31, 2013	Level 1	Level 2	Level 3
Description
Impaired Loans, net	$2,077	$—	$—	$2,077
Other real estate owned, net	3,897	—	—	3,897

The following table displays quantitative information about Level 3 Fair Value Measurements as of June, 2014:

(Dollars in thousands)	Balance as of June 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$2,069	Discounted appraised value	Selling Cost	10% - 20%(10%)
			Lack of Marketability	25% - 100%(56%)

Other real estate owned, net	2,899	Discounted appraised value	Selling Cost	3% - 13%(5%)
			Lack of Marketability	7% - 20%(11%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December, 2013:

(Dollars in thousands)	Balance as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$2,077	Discounted appraised value	Selling Cost	10% - 20%(10%)
			Lack of Marketability	25% - 100%(54%)

Other real estate owned, net	3,897	Discounted appraised value	Selling Cost	3% - 13%(6%)
			Lack of Marketability	7% - 30%(15%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at June 30, 2014 Using
(Dollars in thousands)	Balance as of June 30,2014	Level 1	Level 2	Level 3
Description
Financial Assets:
Cash and due from banks	$6,793	$6,793	$—	$—
Interest-bearing deposits	10,819	10,819	—	—
Federal funds sold	204	204	—	—
Securities available-for-sale	36,826	—	36,826	—
Restricted securities	1,980	—	—	1,980
Loans, net	256,345	—	—	262,561
Loans held for sale	390	—	—	390
Accrued interest receivable	1,112	—	1,112	—
Mortgage servicing rights	582	—	—	582

Financial Liabilities:
Non-interest-bearing liabilities	$58,813	$58,813	$—	$—
Savings and other interest-bearing deposits	113,403	—	113,403	—
Time deposits	94,870	—	—	96,065
Securities sold under repurchase agreements	8,990	—	8,990	—
FHLB advances	25,000	15,000	10,984	—
Accrued interest payable	134	—	134	—

		Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31, 2013	Level 1	Level 2	Level 3
Description
Financial Assets:
Cash and due from banks	$6,789	$6,789	$—	$—
Interest-bearing deposits	8,900	8,900	—	—
Federal funds sold	120	120	—	—
Securities available-for-sale	38,522	—	37,610	912
Restricted securities	1,638	—	—	1,638
Loans, net	247,912	—	—	253,139
Loans held for sale	196	—	—	196
Accrued interest receivable	1,124	—	1,124	—
Mortgage servicing rights	579	—	—	579

Financial Liabilities:
Non-interest-bearing liabilities	$57,805	$57,805	$—	$—
Savings and other interest-bearing deposits	114,056	—	114,056	—
Time deposits	96,486	—	—	98,049
Securities sold under repurchase agreements	9,118	—	9,118	—
FHLB advances	15,000	—	15,923	—
Accrued interest payable	167	—	167	—

The carrying amounts of cash and due from banks, interest-bearing deposits, federal funds sold or purchased, accrued interest, loans held for sale and non-interest-bearing deposits, are payable on demand, or are of such short duration that carrying value approximates market value.

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

MSRs are carried at fair value. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment assumptions currently quoted for comparable instruments and a discount rate, is used to determine fair value.

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

Time deposits are presented at estimated fair value by discounting the future cash flows using interest rates offered for deposits of similar remaining maturities.

The fair value of the FHLB advances is estimated by discounting the future cash flows using the current interest rates offered for similar advances.

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At June 30, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 12:	Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables (dollars in thousands):

(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2014	$(468)	$(382)	$(850)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $112	223	—	223
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $6	10	—	10

Balance June 30, 2014	$(235)	$(382)	$(617)

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2013	$229	$(660)	$(431)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $423	(820)	—	(820)
Reclassification for previously unrealized net gains recognized in income, net of tax benefit of $50	(98)	—	(98)

Balance June 30, 2013	$(689)	$(660)	$(1,349)

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$(791)	$(382)	$(1,173)
Change in net unrealized holding losses on securities, before reclassification, net of tax expense of $280	545	—	545
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $6	11	—	11

Balance June 30, 2014	$(235)	$(382)	$(617)

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013	$279	$(660)	$(381)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $448	(868)	—	(868)
Reclassification for previously unrealized net gains recognized in income, net of tax of $51	(100)	—	(100)

Balance June 30, 2013	$(689)	$(660)	$(1,349)

Reclassification for previously unrealized (losses) gains and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three and six months ended June 30, 2014 and 2013.

Accumulated Other Comprehensive Income (Loss) Reclassification for the Three Months Ended
Holding (Losses) Gains on Securities
(In thousands)	June 30, 2014	June 30, 2013
Net (losses) gains on sale of securities available-for-securities	$(16)	$268
Loss on securities with other-than temporary impairment	—	(120)
Tax benefit (expense)	6	(50)

Impact on net income	$(10)	$98

Accumulated Other Comprehensive Income (Loss) Reclassification for the Six Months Ended Holding Gains (Losses) on Securities
(In thousands)	June 30, 2014	June 30, 2013
Net (losses) gains on sale of securities available-for-securities	$(17)	$271
Loss on securities with other-than-temporary impairment	—	(120)
Tax benefit (expense)	6	(51)

Impact on net income	$(11)	$100

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

EXECUTIVE SUMMARY

Results through June 30, 2014 are highlighted by growth in loans, plus continued improvements in margin, earnings and asset quality. The capital position remains solid. Core earnings and growth remain priorities. The Bank’s new loan production office in Richmond has been upgraded to a branch office and is generating loan growth and a substantial pipeline of loan production. Start-up expenses for this office have been absorbed by improvements in core earnings, allowing for increased year-over-year earnings of 93.5% through June 30th. Total assets have grown by $10.0 million, or 3.0%, during the first six months of 2014. Management anticipates the announcement of a major new deposit program in the coming months, and continues to seek prudent expansion into new markets.

The in-house loan portfolio grew by $8.5 million, or 3.4%, in the first six months of 2014. It also grew by $25.2 million, or 10.7%, during the 12 months ended June 30, 2014. Loans originated and sold to Fannie Mae generated growth of $2.0 million in the portfolio of loans serviced for Fannie Mae since December 31, 2013. That portfolio now totals $60.9 million as of June 30, 2014 compared to $58.9 million as of December 31, 2013 and $53.2 million as of June 30, 2013.

The net interest margin increased to 3.92% for the second quarter of 2014 compared to 3.51% for the same period in 2013. As this historic low-rate climate continues, loan yields continue to decline, but increased loan balances have resulted in increased interest income. The refinance of our $10 million FHLB advance in April 2013, plus the maturity and replacement of a $5 million FHLB advance in May 2014, resulted in an average FHLB advance cost of 2.13% for the second quarter of 2014 compared to 2.83% for the second quarter of 2013. Two new $5 million advances acquired in June 2014, during this low-rate environment, will further reduce the average cost of FHLB advances and cost of funds going forward. Scheduled maturities of time deposits continue to reduce both costs of funds and interest expense. Maturities of time deposits are typically renewed at lower rates, leave the Bank or transfer into lower-cost checking or savings accounts.

These margin improvements were a major contributor to the 93.5% increase in earnings for the six months ended June 30, 2014 compared to the same period in 2013, and the 12.1% increase for the second quarter of 2014 compared to the second quarter of 2013. Net interest income improved by $519 thousand and $383 thousand for the year over year six-month and three-month comparisons, respectively, ended June 30, 2014 compared to June 30, 2013.

Asset quality improved, with nonperforming assets down to 1.37% of total assets as of June 30, 2014 from 2.01% as of December 31, 2013. OREO balances are down to $2.9 million as of June 30, 2014 compared to $3.9 million as of December 31, 2013. Non-accruing loan balances are down to $1.7 million as of June 30, 2014 as compared to $2.8 million at December 31, 2013.

Annualized net loan charge-offs against the ALL are down to 0.17% of total loans during the first six months of 2014 compared to 0.32% during the first six months of 2013.

During the first quarter of 2014, the Company sold a troubled investment for which an impairment loss was recognized in 2013. In addition, during the first quarter of 2014, the Company sold its former Heathsville, Virginia, branch office recognizing a gain of approximately $138 thousand.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators. The Company took no Troubled Asset Relief Program (“TARP”) or Small Business Lending Fund investments (“SBLF”) from the U.S. Treasury.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

EARNINGS SUMMATION

For the three months ended June 30, 2014 and 2013, net income was $260 thousand and $232 thousand, respectively, an increase of $28 thousand or 12.1% from 2013 to 2014. Diluted earnings per average share for both the three months ended June 30, 2014 and 2013 were $0.05. Return on average assets was 0.31% for the three months ended June 30, 2014 compared to 0.28% for the three months ended June 30, 2013. The annualized return on average equity was 2.72% and 2.55% for the three months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014 and 2013, net income was $720 thousand and $372 thousand, respectively, an increase of $348 thousand or 93.5% from 2013 to 2014. Diluted earnings per average share for the six months ended June 30, 2014 and 2013 were $0.15 and $0.08, respectively. Annualized return on average assets was 0.44% at June 30, 2014 compared to 0.22% at June 30, 2013. The annualized return on average equity was 3.84% and 2.05% at June 30, 2014 and 2013, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

NET INTEREST INCOME

Net Interest Income Analysis
	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis) (Dollars in Thousands)	Three months ended 6/30/2014			Three months ended 6/30/2013
	Average Balance	Income/ Expense	Yield/Cost	Average Balance	Income/ Expense	Yield/Cost
INTEREST EARNING ASSETS:
Taxable investments	$20,042	$85	1.70%	$25,015	$118	1.89%
Tax-exempt investments (1)	18,719	144	3.08%	14,203	105	2.96%

Total investments	38,761	229	2.36%	39,218	223	2.27%

Gross loans (2)	257,575	3,279	5.09%	233,212	3,135	5.38%
Interest-bearing deposits	6,676	4	0.24%	29,305	17	0.23%
Federal funds sold	469	—	0.06%	1,391	—	0.09%

Total Interest Earning Assets	$303,481	$3,512	4.63%	$303,126	$3,375	4.45%

INTEREST-BEARING LIABILITIES:
Savings deposits	$43,510	$17	0.16%	$46,762	$23	0.20%
NOW deposits	42,905	16	0.15%	40,594	21	0.21%
Time deposits => $100,000	44,155	193	1.75%	45,894	255	2.23%
Time deposits < $100,000	50,489	197	1.57%	57,079	263	1.85%
Money market deposit accounts	26,872	26	0.39%	27,568	39	0.57%

Total Deposits	207,931	449	0.87%	217,897	601	1.11%

Federal funds purchased	226	1	0.69%	226	—	0.70%
Securities sold under repurchase agreements	8,231	2	0.10%	8,418	6	0.29%
FHLB advances	16,000	85	2.13%	15,000	106	2.83%

Total Interest-Bearing Liabilities	$232,388	$537	0.93%	$241,541	$713	1.18%

Net interest income and net interest margin		$2,975	3.92%		$2,662	3.51%

Non-interest-bearing deposits	$58,274	—	0.00%	$52,386	—	0.00%
Total Cost of funds			0.74%			0.97%
Net interest rate spread			3.89%			3.48%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes Visa program and nonaccrual loans.

Interest income for the three months ended June 30, 2014, on a tax-equivalent basis, was $3.5 million, an increase of $137 thousand from the second quarter of 2013. Interest expense for the three months ended June 30, 2014, was $537 thousand, a decrease of $176 thousand from the second quarter of 2013, due mainly to reductions in both balances and costs of time deposits, but also from the reduced cost of the FHLB advances. Net interest income for the three months ended June 30, 2014, on a tax-equivalent basis, was $3.0 million, an increase of

$313 thousand from the second quarter of 2013. The annualized net interest margin was 3.92% and 3.51% for the three months ended June 30, 2014 and 2013, respectively. The deposit mix continues to improve as lower cost balances in checking accounts have increased while higher cost time deposit balances have declined. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.89% for the three months ended June 30, 2014, compared to 3.48% for the three months ended June 30, 2013.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2014 decreased $398 thousand, or 38.9%, compared to the three months ended June 30, 2013. This decrease was primarily due to losses of $16 thousand compared to gains of $268 thousand on securities available-for- sale, VISA-related fees declined by $153 thousand due to assignment of merchant agreements to a third party, and the $100 thousand decrease in secondary lending fees was the result of lower mortgage origination activity for sale to Fannie Mae. These decreases were partially offset by an increase of $120 thousand due to an impairment loss recognized in 2013.

NON-INTEREST EXPENSE

For both the three months ended June 30, 2014 and 2013, non-interest expenses totaled $3.2 million. In the second quarter of 2014, Visa expense decreased $153 thousand due to assignment of merchant agreements to a third party. This decrease was partially offset by a $49 increase in consulting expense related to accounting services and lease expense for the Richmond office of $16 thousand.

FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

NET INTEREST INCOME

Net Interest Income Analysis
(Fully taxable equivalent basis)	Average Balances, Income and Expense, Yields and Rates
(Dollars in Thousands)	Six months ended 6/30/2014			Six months ended 6/30/2013
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$20,918	$179	1.71%	$25,875	$242	1.87%
Tax-exempt investments (1)	19,017	294	3.09%	12,989	189	2.91%

Total investments	39,935	473	2.37%	38,864	431	2.22%

Gross loans (2)	254,625	6,440	5.06%	234,117	6,289	5.37%
Interest-bearing deposits	6,303	8	0.25%	30,982	36	0.23%
Federal funds sold	308	—	0.06%	797	—	0.09%

Total Interest Earning Assets	$301,171	$6,921	4.60%	$304,760	$6,756	4.43%

INTEREST-BEARING LIABILITIES:
Savings deposits	$43,948	$34	0.16%	$46,397	$52	0.23%
NOW deposits	42,361	31	0.15%	40,795	44	0.22%
Time deposits => $100,000	44,103	394	1.80%	46,567	514	2.23%
Time deposits < $100,000	50,688	395	1.57%	57,614	541	1.89%
Money market deposit accounts	27,055	53	0.40%	27,723	80	0.58%

Total Deposits	208,155	907	0.88%	219,096	1,231	1.13%

Federal funds purchased	182	1	0.55%	113	—	0.70%
Securities sold under repurchase agreements	7,805	4	0.10%	7,663	10	0.26%
FHLB advances	15,500	185	2.41%	15,000	245	3.29%

Total Interest-Bearing Liabilities	$231,642	$1,097	0.96%	$241,872	$1,486	1.24%

Net interest income and net interest margin		$5,824	3.87%		$5,270	3.46%

Non-interest-bearing deposits	$57,733	—	0.00%	$50,758	—	0.00%
Total Cost of funds			0.76%			1.02%
Net interest rate spread			3.84%			3.41%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes Visa program and nonaccrual loans.

Interest income for the six months ended June 30, 2014, on a tax-equivalent basis, was $6.9 million, an increase of $165 thousand from the same period of 2013 due mainly to increased loan balances. Interest expense for the six months ended June 30, 2014 was $1.1 million, a decrease of $389 thousand from the same period of 2013, due mainly to reductions in both balances and costs of time deposits, but also from the reduced cost of the FHLB advances. Net interest income for the six months ended June 30, 2014, on a tax-equivalent basis, was $5.8 million, an increase of $554 thousand from the same period of 2013. The annualized net interest margin was 3.87% and 3.46% for the six months ended June 30, 2014 and 2013, respectively. The deposit mix continues to improve as lower cost balances in checking accounts have increased while higher cost time deposit balances have declined. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.84% for the six months ended June 30, 2014, compared to 3.41% for the six months ended June 30, 2013.

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2014 decreased $271 thousand, or 13.5%, compared to the six months ended June 30, 2013. This decrease was primarily due to losses of $17 thousand in 2014 compared to gains of $271 thousand in 2013 on sales of securities available-for-sale for the two six month periods. VISA-related fees declined by $256 thousand due to assignment of merchant agreements to a third party, and the $165 thousand decrease in secondary lending fees was a result of lower mortgage origination activity for sale to Fannie Mae. These decreases were partially offset by an increase of $120 thousand due to an impairment loss recognized in 2013 and a $138 thousand gain recognized on the sale of a former branch office in the first quarter of 2014.

NON-INTEREST EXPENSE

For the six months ended June 30, 2014, non-interest expenses totaled $6.3 million, a decrease of $172 thousand, or 2.7%, compared to the same period in 2013. This decrease is primarily the result of a reduction in salary and benefits of $154 thousand due to lower stock compensation costs and lending commissions and VISA expense decreasing $237 thousand due to assignment of merchant agreements to a third party. These decreases were partially offset by increases in consulting expense of $125 thousand primarily related to accounting services.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets decreased 1.2% to $301.2 million for the six months ended June 30, 2014, as compared to $304.8 million for the six months ended June 30, 2013, as interest-bearing deposits were redeployed into higher yielding loans and bank-owned life insurance. Average interest-earning assets as a percent of total average assets were 91.2% for the six months ended June 30, 2014 as compared to 92.1% for the same period in 2013. The loan portfolio, with $254.6 million in average balances as of June 30, 2014, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 4.2% to $231.6 million for the six months ended June 30, 2014, as compared to $241.9 million for the six months ended June 30, 2013. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $94.8 million for the six months ended June 30, 2014, down from $104.2 million for the similar period in 2013.

ASSET QUALITY

In the first six months of 2014, asset quality improved. Non-performing assets, which include OREO and non-performing loans, declined $2.0 million to $4.7 million, or 1.37% of assets. This level also represents 1.79% of loans plus OREO.

Non-Performing Assets
(Dollars in thousands)	June 30, 2014	December 31, 2013

Loans past due 90 days or more and still accruing	$43	$18
Non-accruing loans	1,742	2,754

Total non-performing loans	1,785	2,772

Other real estate owned	2,899	3,897

Total non-performing assets	$4,684	$6,669

Allowance for loan losses	$2,973	$2,925

Allowance to non-performing loans	166.6%	105.5%
Non-performing assets to total assets	1.37%	2.01%

Non-performing loans, which include loans past due 90 days or more and still accruing, plus non-accruing loans, as a percentage of total loans, decreased to 0.69% as of June 30, 2014 compared to 1.1% as of December 31, 2013. Non-accruing loans totaled $1.7 million as of June 30, 2014, down from $2.8 million at year-end 2013.

Loans charged off during the first six months of 2014, net of recoveries, totaled $214 thousand compared to $372 thousand for the first six months of 2013. This represents a decline in the annualized net charge-off ratio to 0.17% for the first six months of 2014 compared to 0.32% for the first six months of 2013, reflecting an improvement in asset quality. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management is maintaining an adequate level of the ALL at 1.15% and 1.17% of total loans for June 30, 2014 and December 31, 2013, respectively.

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, decreased by $2.4 million during the first six months of 2014 to $9.1 million, or 22.6% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of June 30, 2014, loans valued at $6.5 million were considered impaired, whereas $6.7 million were considered impaired as of December 31, 2013. Between December 31, 2013 and June 30, 2014, two loans were identified as impaired, one was dispensed through foreclosure and charged-off and one was moved into the pool of loans for collective evaluation of impairment due to a large paydown. Management has reviewed the impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in ALL.

FINANCIAL CONDITION

Total assets increased to $341.2 million as of June 30, 2014 compared to $331.1 million at December 31, 2013. Cash and due from banks, which produces no income, remained stable at $6.8 million on both June 30, 2014 and December 31, 2013. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has increased by $1.9 million since year end 2013.

During the six months ended June 30, 2014, gross loans increased by $8.5 million or 3.4%, to $259.3 million from $250.8 million at year-end 2013. The largest components of this increase were $7.2 million related to residential first mortgages and $2.0 million related to construction loans.

The Bank had $2.9 million of OREO at June 30, 2014 and $3.9 million at December 31, 2013. As of June 30, 2014, OREO consists of 10 residences, 13 lots, two former convenience stores, one former restaurant and one commercial business property. During the six months of 2014, three properties with a total book value of $197 thousand from two borrowers were added through foreclosures, and six properties with a total book value of $1.1 million were sold. There were $127 thousand of write-downs of OREO properties during the first six months of 2014, compared to $16 thousand for the same period in 2013. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

In March 2014, the Company sold a former branch in Heathsville, Virginia for $311 thousand and recognized a gain of $138 thousand on the sale. The branch was included in other assets as of December 31, 2013.

As of June 30, 2014, securities available-for-sale at fair value totaled $36.8 million as compared to $38.5 million on December 31, 2013. This represents a net decrease of $1.7 million or 4.4% for the six months. The decrease in securities available-for-sale is primarily the result of the sale of a troubled asset with a fair value of $912 thousand. An impairment loss was recognized on this asset in 2013 and therefore, no gain or loss was recognized on the sale of the asset as its carrying value equaled its fair value at the time of sale. As of June 30, 2014, available-for-sale securities represented 10.8% of total assets and 12.2% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. These unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs.

In the second quarter of 2013, the Company purchased $5.0 million of bank owned life insurance in order to offset the cost of employee benefits. During the second quarter of 2014, the Company purchased an additional $2.0 million of such insurance. The bank owned life insurance’s carrying value as of June 30, 2014 was $7.2 million.

As of June 30, 2014, total deposits were $267.1 million compared to $268.3 million at year-end 2013. This represents a decrease in balances of $1.3 million or 0.5% during the six months. The decline consisted of $1.6 million of reductions in time deposit balances and $653 thousand in savings and interest-bearing demand deposits. These decreases were partially offset by an increase of $1.0 million in non-interest bearing deposits.

To support loan growth, $10.0 million of new FHLB advances were drawn during the second quarter of 2014.

As of June 30, 2014, securities sold under repurchase agreements decreased $128 thousand to $9.0 million from $9.1 million at December 31, 2013. This decrease was the result of normal seasonality for these customers.

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

At June 30, 2014, cash totaled $6.8 million, federal funds sold totaled $204 thousand, interest-bearing deposits totaled $10.8 million, and securities and loans maturing in one year or less totaled $22.6 million. This results in a liquidity ratio as of June 30, 2014 of 11.9% as compared to 12.9% as of December 31, 2013. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $65.5 million, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. The Company’s shareholders’ equity before accumulated other comprehensive loss was $39.0 million on June 30, 2014 compared to $38.3 million on December 31, 2013. Accumulated other comprehensive loss decreased $556 thousand between December 31, 2013 and June 30, 2014, primarily as a result of decreases in unrealized net losses in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, on June 30, 2014, compared to December 31, 2013, increased to $8.10 from $7.96. Book value per share, including accumulated other comprehensive loss, increased to $7.98 on June 30, 2014 from $7.71 on December 31, 2013. No cash dividends were paid for the six-month period ended June 30, 2014, nor for the comparable period ended June 30, 2013.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of June 30, 2014, the Bank maintained Tier 1 capital of $31.2 million, net risk weighted assets of $242.0 million, and Tier 2 capital of $3.0 million. On June 30, 2014, the Tier 1 leverage ratio was 9.56%, the Tier 1 capital to risk weighted assets ratio was 12.88%, and the total capital ratio to risk weighted assets ratio was 14.11%. Management is evaluating Basel III capital rules which will begin a phase-in period on January 1, 2015, and expects no detrimental effects.

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

Off Balance Sheet Arrangements
	June 30, 2014	December 31, 2013
(Dollars in thousands)
Total Loan Commitments Outstanding	$37,796	$37,279
Standby-by Letters of Credit	372	329

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of June 30, 2014.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the six months ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 11, 2014	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)