Form 10-Q
period 2014-09-30
BAY BANKS OF VIRGINIA INC
filed 2014-11-13
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

4,817,856 shares of common stock on November 4, 2014

FORM 10-Q

For the interim period ending September 30, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$4,341	$6,789
Interest-bearing deposits	6,952	8,900
Federal funds sold	137	120
Securities available for sale, at fair value	36,519	38,522
Restricted securities	1,980	1,638
Loans receivable, net of allowance for loan losses of $3,151 and $2,925	270,980	247,912
Loans held for sale	—	196
Premises and equipment, net	10,868	10,620
Accrued interest receivable	1,060	1,124
Other real estate owned, net	2,839	3,897
Bank owned life insurance	7,284	5,129
Goodwill	2,808	2,808
Mortgage servicing rights	620	579
Other assets	2,346	2,901

Total assets	$348,734	$331,135

LIABILITIES
Noninterest-bearing deposits	$60,334	$57,805
Savings and interest-bearing demand deposits	118,189	114,056
Time deposits	97,382	96,486

Total deposits	275,905	268,347
Securities sold under repurchase agreements	6,978	9,118
Federal Home Loan Bank advances	25,000	15,000
Other liabilities	1,785	1,534

Total liabilities	309,668	293,999

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,818,733 and 4,817,856 shares, respectively)	24,094	24,089
Additional paid-in capital	2,772	2,757
Retained earnings	12,695	11,463
Accumulated other comprehensive loss, net	(495)	(1,173)

Total shareholders’ equity	39,066	37,136

Total liabilities and shareholders’ equity	$348,734	$331,135

(1)	Derived from the audited consolidated financial statements.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands except per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
INTEREST INCOME
Loans, including fees	$3,323	$3,182	$9,763	$9,471
Securities:
Taxable	93	104	272	345
Tax-exempt	92	101	286	226
Interest-bearing deposit accounts	7	13	15	49

Total interest income	3,515	3,400	10,336	10,091

INTEREST EXPENSE
Deposits	456	582	1,363	1,814
Federal funds purchased	—	—	1	—
Securities sold under repurchase agreements	3	3	7	13
FHLB advances	76	103	261	348

Total interest expense	535	688	1,632	2,175

Net interest income	2,980	2,712	8,704	7,916

Provision for loan losses	190	304	452	566

Net interest income after provision for loan losses	2,790	2,408	8,252	7,350

NON-INTEREST INCOME
Income from fiduciary activities	193	166	580	493
Service charges and fees on deposit accounts	249	270	736	811
VISA-related fees	60	252	210	658
Other service charges and fees	343	399	850	875
Secondary market lending income	213	665	392	966
Increase in cash surrender value of life insurance	64	47	155	82
Net (losses) gains on sale of securities available for sale	(8)	13	(25)	284
Loss on securities with other-than-temporary impairment	—	—	—	(168)
Portion of loss recognized in other comprehensive income	—	—	—	48

Net impairment recognized in income	—	—	—	(120)
Other real estate losses	(60)	(240)	(279)	(494)
Net (losses) gains on sale of fixed assets	(2)	165	136	165
Other income	18	8	52	34

Total non-interest income	1,070	1,745	2,807	3,754

NON-INTEREST EXPENSES
Salaries and employee benefits	1,653	1,604	4,837	4,941
Occupancy expense	356	324	1,068	984
Software maintenance	116	134	391	391
Bank franchise tax	47	44	141	132
VISA expense	26	213	134	558
Telephone expense	52	50	160	152
FDIC assessments	63	105	201	311
Foreclosure property expense	46	34	105	96
Consulting expense	75	98	244	143
Other expense	743	700	2,171	2,046

Total non-interest expenses	3,177	3,306	9,452	9,754

Net income before income taxes	683	847	1,607	1,350
Income tax expense	171	227	375	358

Net income	$512	$620	$1,232	$992

Basic Earnings Per Share
Average basic shares outstanding	4,818,733	4,817,856	4,818,454	4,816,523
Earnings per share, basic	$0.11	$0.13	$0.26	$0.21
Diluted Earnings Per Share
Average diluted shares outstanding	4,828,285	4,820,172	4,831,055	4,818,903
Earnings per share, diluted	$0.11	$0.13	$0.26	$0.21

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$512	$620	$1,232	$992
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	177	(125)	1,002	(1,442)
Deferred tax (expense) benefit	(60)	43	(340)	490
Reclassification of net securities losses (gains) and impairments recognized in net income	8	(13)	25	(164)
Deferred tax (benefit) expense	(3)	4	(9)	56

Unrealized gains (losses) adjustment, net of tax	122	(91)	678	(1,060)

Defined benefit pension plan:
Net periodic pension (benefit) cost	(6)	22	(17)	67
Net pension gain (loss)	6	(22)	17	(67)
Deferred tax benefit	—	—	—	—

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Post retirement benefit plan:
Net periodic cost	11	1	34	3
Net loss	(11)	(1)	(34)	(3)
Deferred tax benefit	—	—	—	—

Post retirement benefit plan adjustment, net of tax	—	—	—	—

Total other comprehensive income (loss)	122	(91)	678	(1,060)

Comprehensive income (loss)	$634	$529	$1,910	$(68)

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Nine Months ended September 30, 2014
Balance at beginning of period	4,817,856	$24,089	$2,757	$11,463	$(1,173)	$37,136
Net income	—	—	—	1,232	—	1,232
Other comprehensive income	—	—	—	—	678	678
Stock-based compensation expense	877	5	15	—	—	20

Balance at end of period	4,818,733	$24,094	$2,772	$12,695	$(495)	$39,066

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$1,232	$992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	573	567
Net amortization and accretion of securities	281	295
Provision for loan losses	452	566
Stock compensation expense	20	122
Deferred income tax benefit	—	(7)
Loss (gain) on securities available-for-sale	25	(284)
Impairment loss on securities available-for-sale	—	120
Increase in OREO valuation allowance	187	249
Loss on sale of other real estate	92	245
Gain on disposal of fixed assets	(136)	(165)
Mortgage servicing rights	(41)	(535)
Loan originations for sale to FNMA	(8,306)	(19,118)
Loan sales to FNMA	8,706	19,691
Gain on loans sold to FNMA	(204)	(335)
Increase in cash surrender value of life insurance	(155)	(82)
Decrease (increase) in accrued income and other assets	404	(226)
(Decrease) increase in other liabilities	(99)	881

Net cash provided by operating activities	3,031	2,976

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	3,888	2,774
Proceeds from sales and calls of available-for-sale securities	3,810	9,433
Purchase of bank owned life insurance	(2,000)	(5,000)
Purchases of available-for-sale securities	(4,974)	(17,199)
Purchases of restricted securities	(342)	(38)
Increase in federal funds sold	(17)	(449)
Loan (originations) and principal collections, net	(23,112)	(13,018)
Proceeds from sale of other real estate	371	1,076
Purchases of premises and equipment	(780)	(402)
Proceeds from the sale of premises and equipment	311	727

Net cash used in investing activities	(22,845)	(22,096)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	6,662	4,006
Net increase (decrease) in time deposits	896	(7,217)
Net (decrease) increase in securities sold under repurchase agreements	(2,140)	2,971
Increase in Federal Home Loan Bank advances	10,000	—

Net cash provided by (used in) financing activities	15,418	(240)

Net decrease in cash and due from banks	(4,396)	(19,360)
Cash and due from banks at beginning of period	15,689	39,924

Cash and due from banks at end of period	$11,293	$20,564

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,665	$2,159

Income taxes	341	212

Non-cash investing and financing:
Unrealized gain (loss) on investment securities	1,027	(1,606)

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	197	2,313

Loans originated to facilitate sale of OREO	605	204

Changes in deferred taxes resulting from OCI transactions	349	546

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

The ALL calculation methodology’s historical loss factor period is considered the length of a business cycle. The business cycle, upon which the historical loss factor is based, was believed to have begun in the fourth quarter of 2008. During the third quarter of 2013, management determined that the business cycle had ended given noticeable national economic improvement and local real estate market stabilization. The historical loss factor is now based on that business cycle of 19 quarters, compared to the previous averaging period that had been growing each quarter based on the business cycle that began in 2008. The change in methodology during the third quarter of 2013 produced an immaterial change in the ALL calculation.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. This ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption prohibited. The Company is evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.

Note 4: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands) Available-for-sale securities September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$11,452	$7	$(59)	$11,400
State and municipal obligations	23,255	189	(316)	23,128
Certificates of deposits	1,984	9	(2)	1,991

	$36,691	$205	$(377)	$36,519

Available-for-sale securities December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$9,383	$11	$(86)	$9,308
State and municipal obligations	27,690	109	(1,242)	26,557
Certificates of deposits	1,736	9	—	1,745
Auction rate security	912	—	—	912

	$39,721	$129	$(1,328)	$38,522

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross realized gains	$3	$13	$8	$285
Gross realized losses	(11)	—	(33)	(1)

Net realized (losses) gains	$(8)	$13	$(25)	$284

Aggregate proceeds	$479	$1,173	$3,810	$9,433

Average yields (taxable equivalent) on securities were 2.43% and 2.40% for the three months ended September 30, 2014 and 2013, respectively, and 2.39% and 2.28% for the nine months ended September 30, 2014 and 2013, respectively.

Securities with a market value of $11.3 million and $12.9 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2014 and December 31, 2013, respectively.

Securities in an unrealized loss position at September 30, 2014 and December 31, 2013, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at September 30, 2014 included 21 federal agencies and 36 municipals. Bonds with unrealized loss positions at December 31, 2013 included 15 federal agencies and 50 municipals. The tables are shown below.

	Less than 12 months		12 months or more		Total
(Dollars in thousands) September 30, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$4,247	$6	$4,640	$53	$8,887	$59
States and municipal obligations	153	1	10,979	315	11,132	316
Certificates of deposits	246	2	—	—	246	2

Total temporarily impaired securities	$4,646	$9	$15,619	$368	$20,265	$377

	Less than 12 months		12 months or more		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$4,808	$66	$1,462	$20	$6,270	$86
States and municipal obligations	14,255	1,120	2,306	122	16,561	1,242

Total temporarily impaired securities	$19,063	$1,186	$3,768	$142	$22,831	$1,328

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1,421,400 and $1,079,800 at September 30, 2014 and December 31, 2013, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $382 thousand at both September 30, 2014 and December 31, 2013. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter relations to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of this stock.

Note 5: Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Mortgage loans on real estate:
Construction, Land and Land Development	$35,553	$31,839
Farmland	1,151	1,262
Commercial Mortgages (Non-Owner Occupied)	17,568	14,626
Commercial Mortgages (Owner Occupied)	32,672	34,177
Residential First Mortgages	124,425	114,458
Residential Revolving and Junior Mortgages	25,396	24,045
Commercial and Industrial loans	31,628	23,938
Consumer Loans	5,302	5,986

Total loans	$273,695	$250,331
Net unamortized deferred loans costs	436	506
Allowance for loan losses	(3,151)	(2,925)

Loans, net	$270,980	$247,912

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

(Dollars in thousands) Loans Past Due and Nonaccruals September 30, 2014	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$294	$—	$832	$1,126	$34,427	$35,553
Farmland	—	—	—	—	1,151	1,151
Commercial Mortgages (Non-Owner Occupied)	74	—	—	74	17,494	17,568
Commercial Mortgages (Owner Occupied)	—	—	571	571	32,101	32,672
Residential First Mortgages	1,886	—	402	2,288	122,137	124,425
Residential Revolving and Junior Mortgages	127	—	80	207	25,189	25,396
Commercial and Industrial	20	—	228	248	31,380	31,628
Consumer Loans	89	38	82	209	5,093	5,302

Total	$2,490	$38	$2,195	$4,723	$268,972	$273,695

Loans Past Due and Nonaccruals December 31, 2013	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$65	$—	$854	$919	$30,920	$31,839
Farmland	—	—	—	—	1,262	1,262
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	14,626	14,626
Commercial Mortgages (Owner Occupied)	—	—	427	427	33,750	34,177
Residential First Mortgages	668	—	1,083	1,751	112,707	114,458
Residential Revolving and Junior Mortgages	108	—	76	184	23,861	24,045
Commercial and Industrial	16	—	311	327	23,611	23,938
Consumer Loans	60	19	3	82	5,904	5,986

Total	$917	$19	$2,754	$3,690	$246,641	$250,331

Note 6: Allowance for Loan Losses

Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended September 30, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,589	$211	$173	$2,973
(Charge-offs)	(10)	—	(22)	(32)
Recoveries	15	—	5	20
Provision	109	91	(10)	190

Ending Balance	$2,703	$302	$146	$3,151

Individually evaluated for impairment	$723	$—	$11	$734
Collectively evaluated for impairment	1,980	302	135	2,417

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended September 30, 2013
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,461	$250	$272	$2,983
(Charge-offs)	(264)	—	(50)	(314)
Recoveries	4	2	0	6
Provision	225	61	18	304

Ending Balance	$2,426	$313	$240	$2,979

Individually evaluated for impairment	$574	$—	$33	$607
Collectively evaluated for impairment	1,852	313	207	2,372

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Nine Months Ended September 30, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,465	$256	$204	$2,925
(Charge-offs)	(224)	—	(43)	(267)
Recoveries	29	—	12	41
Provision	433	46	(27)	452

Ending Balance	$2,703	$302	$146	$3,151

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Nine Months Ended September 30, 2013
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,579	$262	$252	$3,093
(Charge-offs)	(629)	(17)	(105)	(751)
Recoveries	64	2	5	71
Provision	412	66	88	566

Ending Balance	$2,426	$313	$240	$2,979

Loan receivables evaluated for impairment individually and collectively by segment as of September 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
As of September 30, 2014
Individually evaluated for impairment	$6,425	$—	$17	$6,442
Collectively evaluated for impairment	230,340	31,628	5,285	267,253

Total Gross Loans	$236,765	$31,628	$5,302	$273,695

As of December 31, 2013
Individually evaluated for impairment	$6,306	$311	$39	$6,656
Collectively evaluated for impairment	214,101	23,627	5,947	243,675

Total Gross Loans	$220,407	$23,938	$5,986	$250,331

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

(Dollars in thousands) As of September 30, 2014 INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$29,485	$1,151	$13,079	$23,176	$28,291	$95,182
Watch	3,371	—	4,151	4,424	2,383	14,329
Special mention	1,406	—	—	3,176	639	5,221
Substandard	1,291	—	338	1,896	315	3,840
Doubtful	—	—	—	—	—	—

Total	$35,553	$1,151	$17,568	$32,672	$31,628	$118,572

As of December 31, 2013 INTERNAL RISK RATING GRADES	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$25,616	$1,262	$9,083	$23,984	$20,309	$80,254
Watch	3,493	—	5,204	7,429	2,743	18,869
Special mention	1,416	—	—	1,001	487	2,904
Substandard	1,314	—	339	1,763	399	3,815
Doubtful	—	—	—	—	—	—

Total	$31,839	$1,262	$14,626	$34,177	$23,938	$105,842

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

(Dollars in thousands) As of September 30, 2014 PAYMENT ACTIVITY STATUS	Residential First Mortgages (1)	Residential Revolving and Junior Mortgages (2)	Consumer Loans (3)	Total
Performing	$124,023	$25,316	$5,182	$154,521
Nonperforming	402	80	120	602

Total	$124,425	$25,396	$5,302	$155,123

As of December 31, 2013 PAYMENT ACTIVITY STATUS	Residential First Mortgages (4)	Residential Revolving and Junior Mortgages (5)	Consumer Loans (6)	Total
Performing	$113,375	$23,969	$5,964	$143,308
Nonperforming	1,083	76	22	1,181

Total	$114,458	$24,045	$5,986	$144,489

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.5 million as of September 30, 2014.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $219 thousand as of September 30, 2014.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $6 thousand as of September 30, 2014.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.6 million as of December 31, 2013.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $216 thousand as of December 31, 2013.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $9 thousand as of December 31, 2013.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of September 30, 2014 and December 31, 2013, along with the average recorded investment and interest income recognized for the three and nine months ended September 30, 2014 and 2013.

	As of September 30, 2014			As of December 31, 2013
(Dollars in thousands) IMPAIRED LOANS	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land & land development	$451	$452	$—	$453	$453	$—
Residential First Mortgages	1,037	1,051	—	1,053	1,057	—
Residential Revolving and Junior Mortgages (1)	—	—	—	—	—	—
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,899	1,924	—	1,831	1,840	—
Commercial & industrial	—	—	—	311	311	—
Consumer (2)	6	6	—	—	—	—

	3,657	3,697	—	3,912	3,925	—

With an allowance recorded:
Construction, land & land development	423	447	205	151	156	51
Residential First Mortgages	2,178	2,178	435	2,198	2,198	409
Residential Revolving and Junior Mortgages (1)	173	173	83	251	879	173
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	—	105	105	1
Commercial & industrial	—	—	—	—	—	—
Consumer (2)	11	11	11	39	39	33

	2,785	2,809	734	2,744	3,377	667

Total Impaired Loans:
Construction, land & land development	874	899	205	604	609	51
Residential First Mortgages	3,215	3,229	435	3,251	3,255	409
Residential Revolving and Junior Mortgages (1)	173	173	83	251	879	173
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,899	1,924	—	1,936	1,945	1
Commercial & industrial	—	—	—	311	311	—
Consumer (2)	17	17	11	39	39	33

	$6,442	$6,506	$734	$6,656	$7,302	$667

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land & land development	$451	$1	$233	$7
Residential First Mortgages	1,038	10	2,402	27
Residential Revolving and Junior Mortgages (1)	—	—	98	1
Commercial Mortgages (Non-owner occupied)	264	4	132	4
Commercial Mortgages (Owner occupied)	1,905	19	1,805	30
Consumer (2)	6	—	—	—

	3,664	34	4,670	69

With an allowance recorded:
Construction, land & land development	426	1	—	—
Residential First Mortgages	2,181	26	2,051	34
Residential Revolving and Junior Mortgages (1)	173	2	267	2
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	—	—
Consumer (2)	21	1	56	1

	2,801	30	2,374	37

Total
Construction, land & land development	877	2	233	7
Residential First Mortgages	3,219	36	4,453	61
Residential Revolving and Junior Mortgages (1)	173	2	365	3
Commercial Mortgages (Non-owner occupied)	264	4	132	4
Commercial Mortgages (Owner occupied)	1,905	19	1,805	30
Consumer (2)	27	1	56	1

	$6,465	$64	$7,044	$106

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land & land development	$452	$2	$123	$7
Residential First Mortgages	1,043	31	1,930	69
Residential Revolving and Junior Mortgages (1)	—	—	98	1
Commercial Mortgages (Non-owner occupied)	264	12	66	4
Commercial Mortgages (Owner occupied)	1,917	61	1,547	47
Consumer (2)	7	—	—	—

	3,683	106	3,764	128

With an allowance recorded:
Construction, land & land development	288	2	—	—
Residential First Mortgages	2,187	74	1,899	85
Residential Revolving and Junior Mortgages (1)	174	7	255	6
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	—	—
Consumer (2)	26	2	64	4

	2,675	85	2,218	95

Total
Construction, land & land development	740	4	123	7
Residential First Mortgages	3,230	105	3,829	154
Residential Revolving and Junior Mortgages (1)	174	7	353	7
Commercial Mortgages (Non-owner occupied)	264	12	66	4
Commercial Mortgages (Owner occupied)	1,917	61	1,547	47
Consumer (2)	33	2	64	4

	$6,358	$191	$5,982	$223

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At September 30, 2014 and December 31, 2013, non-accruing loans excluded from impaired loan disclosure totaled $793 thousand and $724 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $11 thousand and $12 thousand during the three months ended September 30, 2014 and 2013, respectively, and $23 thousand and $26 thousand during the nine months ended September 30, 2014 and 2013, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the three and nine months ended September 30, 2014 and 2013.

		For the three months ended			For the three months ended
		September 30, 2014			September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
TROUBLED DEBT RESTRUCTURINGS	Loans	Investment	Investment	Loans	Investment	Investment
Construction, land & land development (1)	—	$—	$—	2	$45	$45
Consumer (2)	—	—	—	1	8	8

(1)	Modifications were an extension of the loan terms.
(2)	Modifications were capitalization of the interest.

		For the nine months ended			For the nine months ended
		September 30, 2014			September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
TROUBLED DEBT RESTRUCTURINGS	Loans	Investment	Investment	Loans	Investment	Investment
Construction, land & land development (1)	—	$—	$—	2	$45	$45
Residenital first mortages (2)	—	—	—	1	207	205
Consumer (2)	—	—	—	1	8	8

(1)	Modifications were an extension of the loan terms.
(2)	Modifications were capitalization of the interest.

(Dollars in thousands)	For the nine months ended		For the nine months ended
	September 30, 2014		September 30, 2013
TROUBLED DEBT RESTRUCTURINGS	Number of	Recorded	Number of	Recorded
THAT SUBSEQUENTLY DEFAULTED	Loans	Investment	Loans	Investment
Residential First Mortgages	—	$—	1	$106
Residential revolving and junior mortgages	1	75	—	—

No troubled debt restructurings which occurred in the previous twelve months subsequently defaulted in either the third quarter of 2014 or 2013.

Foreclosures

The table below details the properties included in other real estate owned (“OREO”) as of September 30, 2014 and December 31, 2013. There were no collateralized consumer residential mortgage loans in the process of foreclosure as of September 30, 2014.

	As of September 30, 2014		As of December 31, 2013
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	10	$1,593	11	$2,442
Land lots	13	601	14	684
Convenience store	2	234	2	239
Restaurant	1	107	1	107
Commerical properties	1	304	2	425

Total	27	$2,839	30	$3,897

Note 7: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Average	Per share	Average	Per share	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	4,818,733	$0.11	4,817,856	$0.13	4,818,454	$0.26	4,816,523	$0.21
Effect of dilutive securities:
Stock options	9,552		2,316		12,601		2,380

Diluted earnings per share	4,828,285	$0.11	4,820,172	$0.13	4,831,055	$0.26	4,818,903	$0.21

For the three months ended September 30, 2014 and 2013, options on 68,828 and 170,215 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the nine months ended September 30, 2014 and 2013, options on 68,828 and 170,215 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8: Stock-Based Compensation

On June 28, 2013, the Company registered with the Securities and Exchange Commission a new stock-based compensation plan, which superseded all other plans. There are 377,123 shares available for grant under this plan at September 30, 2014.

Stock-based compensation expense related to stock awards during the three month periods ended September 30, 2014 and 2013 was zero and $(4) thousand, respectively, and during the nine month periods ended September 30, 2014 and 2013 was $20 thousand and $122 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of September 30, 2014.

Options for a total of 7,000 shares were granted and vested during the nine months ended September 30, 2014. The fair value of options granted during the nine months ended September 30, 2014 was $2.75. Options for a total of 89,500 shares were granted and vested during the nine months ended September 30, 2013. The fair value of options granted during the nine months ended September 30, 2013 was $1.03 and $1.08.

The variables used in these calculations of the fair value of the options are as follows:

	For the nine months ended September 30,
	2014	2013
Risk free interest rate (5 year Treasury)	1.74%	0.86%
Expected dividend yield	0%	3.6%
Expected term (years)	5	5
Expected volatility	51.4%	33.8%

Stock option activity for the nine months ended September 30, 2014 (unaudited) is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1, 2014	191,002	$7.35	6.8
Granted	7,000	5.99
Forfeited	—	—
Exercised	—	—
Expired	(7,239)	14.65

Options outstanding and exercisable, September 30, 2014	190,763	$7.02	6.4	$24,896

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. This amount changes based on changes in the market value of the Company’s common stock.

In the first quarter of 2014, 877 shares of restricted stock were granted to an executive officer of the Bank. Early in October 2014, the executive officer left the Bank. The shares were forfeited and the compensation expense recognized to date was reversed in October 2014.

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

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Three months ended September 30,	2014	2013	2014	2013
Service cost	$—	$—	$4	$6
Interest cost	36	36	7	7
Expected return on plan assets	(51)	(54)	—	—
Amortization of unrecognized net loss	9	22	—	1
Remaining amortization of unrecognized net loss due to settlements	—	62	—	—
Amortization of transition obligation	—	—	—	1

Net periodic (benefit) cost	$(6)	$66	$11	$15

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Nine months ended September 30,	2014	2013	2014	2013
Service cost	$—	$—	$12	$17
Interest cost	106	107	22	23
Expected return on plan assets	(151)	(161)	—	—
Amortization of unrecognized net loss	28	68	—	3
Remaining amortization of unrecognized net loss due to settlements	—	62	—	—
Amortization of transition obligation	—	—	—	2

Net periodic (benefit) cost	$(17)	$76	$34	$45

The Company expects to make no contribution to its pension plan and $3 thousand to its post-retirement benefit plan during the remainder of 2014. The Company has contributed $8 thousand toward the post-retirement plan during the first nine months of 2014.

Note 10: Long Term Debt

On September 30, 2014, the Bank had FHLB debt consisting of four advances (see table below). The $10 million advance was restructured during the second quarter of 2013 to extend the maturity and reduce the interest rate from 4.23% to a three month LIBOR-based floating rate advance. A $5 million advance with an interest rate of 2.69%, matured in May 2014 and was replaced with a new $5 million three month LIBOR-based floating rate advance. Two additional $5 million advances were drawn in June 2014. Both were fixed rate advances.

The four advances are shown in the following table.

			Current	Maturity
Description	Balance	Originated	Interest Rate	Date
Adjustable Rate Hybrid	$10,000,000	4/12/2013	2.61360%	4/13/2020
Adjustable Rate Credit	5,000,000	5/20/2014	0.23210%	5/20/2015
Fixed Rate Credit	5,000,000	6/18/2014	0.26000%	6/18/2015
Fixed Rate Credit	5,000,000	6/26/2014	0.26000%	6/26/2015

	$25,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of September 30, 2014, was $40.7 million against a total line of credit is $67.7 million.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)		Fair Value Measurements at September 30, 2014 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$11,400	$—	$11,400	$—
State and municipal obligations	23,128	—	23,128	—
Certificates of deposit	1,991	—	1,991	—

Total securities available-for-sale:	$36,519	$—	$36,519	$—

Mortgage servicing rights	$620	$—	$—	$620

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,129	1,129	—	—
Mutual funds - equity	1,712	1,712	—	—

Total defined benefit plan assets	$2,844	$2,844	$—	$—

		Fair Value Measurements at December 31, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$9,308	$—	$9,308	$—
State and municipal obligations	26,557	—	26,557	—
Certificates of deposit	1,745	—	1,745	—
Auction rate securities	912	—	—	912

Total securities available-for-sale:	$38,522	$—	$37,610	$912

Mortgage servicing rights	$579	$—	$—	$579

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,070	1,070	—	—
Mutual funds - equity	1,747	1,747	—	—

Total defined benefit plan assets	$2,820	$2,820	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

(Dollars in thousands)	Auction Rate Security	MSRs
Balance, January 1, 2014	$912	$579
Impairments	—	—
Fair value adjustments	—	41
Sales	(912)	—

Balance, September 30, 2014	$—	$620

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at September 30, 2014 Using
(Dollars in thousands)	Balance as of
Description	September 30, 2014	Level 1	Level 2	Level 3
Impaired Loans, net	$2,051	$—	$—	$2,051
Other real estate owned, net	2,839	—	—	2,839

		Fair Value Measurements at December 31, 2013 Using
	Balance as of
Description	December 31, 2013	Level 1	Level 2	Level 3
Impaired Loans, net	$2,077	$—	$—	$2,077
Other real estate owned, net	3,897	—	—	3,897

The following table displays quantitative information about Level 3 Fair Value Measurements as of September 30, 2014:

	Balance as of	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	September 30, 2014	Technique	Input	Average)
Impaired Loans, net	$2,051	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	25% - 75% (56%)
Other real estate owned, net	2,839	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	7% - 20% (11%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2013:

	Balance as of	Valuation	Unobservable	Range (Weighted
(Dollars in thousands)	December 31, 2013	Technique	Input	Average)
Impaired Loans, net	$2,077	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	25% - 100% (54%)
Other real estate owned, net	3,897	Discounted appraised value	Selling Cost	3% - 13% (6%)
			Lack of Marketability	7% - 30% (15%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at September 30, 2014 Using
(Dollars in thousands)	Balance as of
Description	September 30, 2014	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,341	$4,341	$—	$—
Interest-bearing deposits	6,952	6,952	—	—
Federal funds sold	137	137	—	—
Securities available-for-sale	36,519	—	36,519	—
Restricted securities	1,980	—	—	1,980
Loans, net	270,980	—	—	275,571
Accrued interest receivable	1,060	—	1,060	—
Mortgage servicing rights	620	—	—	620
Financial Liabilities:
Non-interest-bearing liabilities	$60,334	$60,334	$—	$—
Savings and other interest-bearing deposits	118,189	—	118,189	—
Time deposits	97,382	—	—	98,181
Securities sold under repurchase agreements	6,978	—	6,978	—
FHLB advances	25,000	—	25,939	—
Accrued interest payable	133	—	133	—

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31,2013	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,789	$6,789	$—	$—
Interest-bearing deposits	8,900	8,900	—	—
Federal funds sold	120	120	—	—
Securities available-for-sale	38,522	—	37,610	912
Restricted securities	1,638	—	—	1,638
Loans, net	247,912	—	—	253,139
Loans held for sale	196	—	—	196
Accrued interest receivable	1,124	—	1,124	—
Mortgage servicing rights	579	—	—	579
Financial Liabilities:
Non-interest-bearing liabilities	$57,805	$57,805	$—	$—
Savings and other interest-bearing deposits	114,056	—	114,056	—
Time deposits	96,486	—	—	98,049
Securities sold under repurchase agreements	9,118	—	9,118	—
FHLB advances	15,000	—	15,923	—
Accrued interest payable	167	—	167	—

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At September 30, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 12: Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2014	$(235)	$(382)	$(617)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $60	117	—	117
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $3	5	—	5

Balance September 30, 2014	$(113)	$(382)	$(495)

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2013	$(689)	$(660)	$(1,349)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $43	(83)	—	(83)
Reclassification for previously unrealized net gains recognized in income, net of tax benefit of $4	(9)	—	(9)

Balance September 30, 2013	$(781)	$(660)	$(1,441)

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$(791)	$(382)	$(1,173)
Change in net unrealized holding losses on securities, before reclassification, net of tax expense of $340	662	—	662
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $9	16	—	16

Balance September 30, 2014	$(113)	$(382)	$(495)

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013	$279	$(660)	$(381)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $490	(952)	—	(952)
Reclassification for previously unrealized net gains and impairment losses recognized in income, net of tax of $56	(108)	—	(108)

Balance September 30, 2013	$(781)	$(660)	$(1,441)

Reclassification for previously unrealized (losses) gains and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three and nine months ended September 30, 2014 and 2013.

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Three Months Ended

Holding (Losses) Gains on Securities

(In thousands)	September 30, 2014	September 30, 2013
Net (losses) gains on sale of securities available-for-securities	$(8)	$13
Tax benefit (expense)	3	(4)

Impact on net income	$(5)	$9

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Nine Months Ended

Holding Gains (Losses) on Securities

(In thousands)	September 30, 2014	September 30, 2013
Net (losses) gains on sale of securities available-for-securities	$(25)	$284
Loss on securities with other-than-temporary impairment	—	(120)
Tax benefit (expense)	9	(56)

Impact on net income	$(16)	$108

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

EXECUTIVE SUMMARY

Results through September 30, 2014 are highlighted by growth in loans and continued improvements in earnings. The capital position remains solid. Core earnings and growth remain priorities. Return on average assets is up to 0.49% for the first nine months of 2014 compared to 0.40% for the same period in 2013. Return on average equity is up to 4.32% from 3.63% for the same time period comparison.

In September 2014, the Bank received approval from federal and state banking regulators to open a second branch office in Richmond, and opened the branch in November of 2014. A third Richmond location was purchased early in October 2014, and plans are to open it in mid-2015. This will give the Bank a total of three offices in the growing Richmond market. Total assets have grown by $17.6 million, or 5.3%, during the first nine months of 2014.

The in-house loan portfolio grew by $23.3 million, or 9.3%, in the first nine months of 2014. Loans originated and sold to Fannie Mae generated growth of $4.8 million in the portfolio of loans serviced for Fannie Mae since December 31, 2013. The servicing portfolio totals $63.8 million as of September 30, 2014 compared to $58.9 million as of December 31, 2013 and $57.9 million as of September 30, 2013.

The net interest margin increased to 3.82% for the third quarter of 2014 compared to 3.60% for the same period in 2013. As this low-rate climate continues, loan yields continue to decline, but increased loan balances have resulted in increased interest income. The refinance of our $10 million FHLB advance in April 2013, plus the maturity and replacement of a $5 million FHLB advance in May 2014, resulted in an average FHLB advance cost of 1.21% for the third quarter of 2014 compared to 2.70% for the third quarter of 2013. Two new $5 million advances acquired in June 2014, during this low-rate environment, will further reduce the average cost of FHLB advances and cost of funds going forward. Scheduled maturities of time deposits continue to reduce both costs of funds and interest expense. Maturities of time deposits are typically renewed at lower rates, leave the Bank or transfer into lower-cost checking or savings accounts.

Along with growth in the loan portfolio, these margin improvements were a major contributor to the 24.2% increase in earnings for the nine months ended September 30, 2014 compared to the same period in 2013. Net interest income improved by $268 thousand and $788 thousand for the year over year three-month and nine-month comparisons, respectively, ended September 30, 2014 compared to September 30, 2013.

Asset quality improved, with nonperforming assets down to 1.45% of total assets as of September 30, 2014 from 2.01% as of December 31, 2013. OREO balances are down to $2.8 million as of September 30, 2014 compared to $3.9 million as of December 31, 2013. Non-accruing loan balances are down to $2.2 million as of September 30, 2014 as compared to $2.8 million at December 31, 2013.

Annualized net loan charge-offs against the ALL are down to 0.12% of total loans during the first nine months of 2014 compared to 0.38% during the first nine months of 2013.

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

EARNINGS SUMMATION

For the three months ended September 30, 2014 and 2013, net income was $512 thousand and $620 thousand, respectively, a decrease of $108 thousand or 17.4% from 2013 to 2014. Diluted earnings per average share for the three months ended September 30, 2014 and 2013 were $0.11 and $0.13, respectively. Return on average assets was 0.59% for the three months ended September 30, 2014 compared to 0.74% for the three months ended September 30, 2013. The annualized return on average equity was 5.29% and 6.82% for the three months ended September 30, 2014 and 2013, respectively. During the third quarter of 2013, the Company recognized a mortgage servicing rights asset that directly increased pretax earnings by $535 thousand and a gain of $165 thousand on the sale of the Bay Trust office.

For the nine months ended September 30, 2014 and 2013, net income was $1.2 million and $992 thousand, respectively, an increase of $240 thousand or 24.2% from 2013 to 2014. Diluted earnings per average share for the nine months ended September 30, 2014 and 2013 were $0.26 and $0.21, respectively. Annualized return on average assets was 0.44% at September 30, 2014 compared to 0.40% at September 30, 2013. The annualized return on average equity was 3.83% and 3.60% at September 30, 2014 and 2013, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

NET INTEREST INCOME

Net Interest Income Analysis (Fully taxable equivalent basis)	Average Balances, Income and Expense, Yields and Rates
(Dollars in Thousands)	Three months ended 9/30/2014			Three months ended 9/30/2013
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
INTEREST EARNING ASSETS:
Taxable investments	$20,684	$94	1.81%	$23,144	$103	1.78%
Tax-exempt investments (1)	17,601	139	3.16%	19,520	153	3.14%

Total investments	38,285	233	2.43%	42,664	256	2.40%
Gross loans (2)	266,192	3,322	4.98%	245,332	3,182	5.19%
Interest-bearing deposits	12,034	7	0.23%	18,313	13	0.28%
Federal funds sold	287	—	0.05%	451	—	0.17%

Total Interest Earning Assets	$316,798	$3,562	4.50%	$306,760	$3,451	4.50%

INTEREST -BEARING LIABILITIES:
Savings deposits	$42,464	$16	0.15%	$45,490	$18	0.16%
NOW deposits	42,590	16	0.15%	41,378	16	0.15%
Time deposits => $100,000	45,463	194	1.69%	45,194	254	2.23%
Time deposits < $100,000	50,750	197	1.54%	55,439	264	1.89%
Money market deposit accounts	31,079	32	0.40%	29,111	30	0.41%

Total Deposits	212,346	455	0.85%	216,612	582	1.07%
Federal funds purchased	—	—	—	5	—	0.60%
Securities sold under repurchase agreements	7,898	2	0.11%	9,514	3	0.11%
FHLB advances	25,000	76	1.21%	15,000	102	2.70%

Total Interest-Bearing Liabilities	$245,244	$533	0.86%	$241,131	$687	1.13%

Net interest income and net interest margin		$3,029	3.82%		$2,764	3.60%

Non-interest-bearing deposits	$60,238	—	0.00%	$56,080	—	0.00%
Total Cost of funds			0.70%			0.92%
Net interest rate spread			3.80%			3.58%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees, VISA program and nonaccrual loans.

Interest income for the three months ended September 30, 2014, on a tax-equivalent basis, was $3.6 million, an increase of $112 thousand from the third quarter of 2013. Interest expense for the three months ended September 30, 2014, was $533 thousand, a decrease of $154 thousand from the third quarter of 2013, due mainly to reductions in both balances and costs of time deposits, but also from the reduced cost of the FHLB advances. Net interest income for the three months ended September 30, 2014, on a tax-equivalent basis, was $3.0 million, an increase of $265 thousand from the third quarter of 2013. The annualized net interest margin was 3.82% and 3.60% for the three months ended September 30, 2014 and 2013, respectively. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.80% for the three months ended September 30, 2014, compared to 3.58% for the three months ended September 30, 2013.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2014 decreased $675 thousand, or 38.7%, compared to the three months ended September 30, 2013. This decrease was primarily due to the recognition of mortgage servicing rights in 2013 of $535 thousand and a gain of $165 thousand on the sale of the Bay Trust building in 2013. Also, VISA-related fees declined by $192 thousand due to the assignment of merchant agreements to a third party, but mitigated by a similar reduction in VISA expense.

NON-INTEREST EXPENSE

For the three months ended September 30, 2014 and 2013, non-interest expenses totaled $3.2 million and $3.3 million, respectively. In the third quarter of 2014, VISA-related expense decreased $187 thousand due to the aforementioned assignment of merchant agreements to a third party. This decrease was partially offset by a $49 increase in salaries and benefits related to the ramp up of the Richmond offices.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

NET INTEREST INCOME

Net Interest Income Analysis (Fully taxable equivalent basis)	Average Balances, Income and Expense, Yields and Rates
(Dollars in Thousands)	Nine months ended 9/30/2014			Nine months ended 9/30/2013
	Average	Income/		Average	Income/
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$20,840	$272	1.74%	$24,965	$345	1.84%
Tax-exempt investments (1)	18,545	433	3.11%	15,166	342	3.01%

Total investments	39,385	705	2.39%	40,131	687	2.28%
Gross loans (2)	258,481	9,763	5.04%	237,856	9,471	5.31%
Interest-bearing deposits	8,213	16	0.25%	26,759	49	0.24%
Federal funds sold	301	—	0.06%	682	1	0.20%

Total Interest Earning Assets	$306,380	$10,484	4.56%	$305,428	$10,208	4.46%

INTEREST-BEARING LIABILITIES:
Savings deposits	$43,454	$50	0.15%	$46,095	$71	0.20%
NOW deposits	42,437	47	0.15%	40,989	60	0.20%
Time deposits => $100,000	40,931	524	1.71%	46,110	769	2.23%
Time deposits < $100,000	54,332	658	1.62%	56,889	805	1.89%
Money market deposit accounts	28,396	85	0.40%	28,186	110	0.52%

Total Deposits	209,550	1,364	0.87%	218,269	1,815	1.11%
Federal funds purchased	121	1	0.58%	77	—	0.74%
Securities sold under repurchase agreements	7,836	7	0.11%	8,280	13	0.21%
FHLB advances	18,667	261	1.87%	15,000	347	3.09%

Total Interest-Bearing Liabilities	$236,174	$1,633	0.92%	$241,626	$2,175	1.20%

Net interest income and net interest margin		$8,851	3.85%		$8,033	3.51%

Non-interest-bearing deposits	$58,568	—	0.00%	$52,532	—	0.00%
Total Cost of funds			0.74%			0.98%
Net interest rate spread			3.83%			3.48%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees, VISA program and nonaccrual loans.

Interest income for the nine months ended September 30, 2014, on a tax-equivalent basis, was $10.5 million, an increase of $276 thousand from the same period of 2013 due mainly to increased loan balances. Interest expense for the nine months ended September 30, 2014 was $1.6 million, a decrease of $542 thousand from the same period of 2013, due mainly to reductions in both balances and costs of time deposits, but also from the reduced cost of the FHLB advances. Net interest income for the nine months ended September 30, 2014, on a tax-equivalent basis, was $8.9 million, an increase of $818 thousand from the same period of 2013. The annualized net interest margin was 3.85% and 3.51% for the nine months ended September 30, 2014 and 2013, respectively. Further reductions in the cost of funds are anticipated as time deposits mature and are replaced at lower rates. As long as market rates remain low, this positive trend is expected to continue.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.83% for the nine months ended September 30, 2014, compared to 3.48% for the nine months ended September 30, 2013.

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2014 decreased $947 thousand, or 25.2%, compared to the nine months ended September 30, 2013. This decrease was primarily due to the recognition of mortgage servicing rights in 2013 of $535 thousand and VISA-related fees declined by $448 thousand due to the assignment of merchant agreements to a third party, which was offset by a similar reduction in expense.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2014, non-interest expenses totaled $9.5 million, a decrease of $302 thousand, or 3.1%, compared to the same period in 2013. This decrease is primarily due to a reduction in VISA-related expense of $424 thousand, resulting from the aforementioned assignment of merchant agreements to a third party and $110 thousand reduction in FDIC assessments. These decreases were partially offset by increases in consulting expense of $101 thousand primarily related to accounting services.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 0.31% to $306.4 million for the nine months ended September 30, 2014, as compared to $305.4 million for the nine months ended September 30, 2013, as interest-bearing deposits were redeployed into higher yielding loans and bank-owned life insurance. Average interest-earning assets as a percent of total average assets were 91.6% for the nine months ended September 30, 2014 as compared to 91.2% for the same period in 2013. The loan portfolio, with $258.5 million in average balances as of September 30, 2014, is the largest category of interest-earning assets.

Average interest-bearing liabilities decreased 2.3% to $236.2 million for the nine months ended September 30, 2014, as compared to $241.6 million for the nine months ended September 30, 2013. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $95.3 million for the nine months ended September 30, 2014, down from $103.0 million for the similar period in 2013.

ASSET QUALITY

In the first nine months of 2014, asset quality improved. Non-performing assets, which include OREO and non-performing loans, declined by $1.6 million to $5.1 million, or 1.45% of assets. This level also represents 1.85% of loans plus OREO.

Non-Performing Assets

(Dollars in thousands)	September 30, 2014	December 31, 2013
Loans past due 90 days or more and still accruing	$38	$19
Non-accruing loans	2,195	2,754

Total non-performing loans	2,233	2,773

Other real estate owned	2,839	3,897

Total non-performing assets	$5,072	$6,670

Allowance for loan losses	$3,151	$2,925

Allowance to non-performing loans	141.1%	105.5%
Non-performing assets to total assets	1.45%	2.01%

Non-performing loans, which include loans past due 90 days or more and still accruing, plus non-accruing loans, as a percentage of total loans, decreased to 0.82% as of September 30, 2014 compared to 1.1% as of December 31, 2013. Non-accruing loans totaled $2.2 million as of September 30, 2014, down from $2.8 million at year-end 2013.

Loans charged off during the first nine months of 2014, net of recoveries, totaled $227 thousand compared to $680 thousand for the first nine months of 2013. This represents a decline in the annualized net charge-off ratio to 0.12% for the first nine months of 2014 compared to 0.38% for the first nine months of 2013, reflecting an improvement in asset quality. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management believes it is maintaining an adequate level of the ALL at 1.15% and 1.17% of total loans at September 30, 2014 and December 31, 2013, respectively.

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, decreased by $2.1 million during the first nine months of 2014 to $9.4 million, or 23.06% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of September 30, 2014, loans valued at $6.4 million were considered impaired, whereas $6.7 million were considered impaired as of December 31, 2013. Between December 31, 2013 and September 30, 2014, two loans were identified as impaired, one was dispensed through foreclosure and charged-off, and one was moved into the pool of loans for collective evaluation of impairment due to a large paydown. Management has reviewed the impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in ALL.

FINANCIAL CONDITION

Total assets increased to $348.7 million as of September 30, 2014 compared to $331.1 million as of December 31, 2013. Cash and due from banks, which produces no income, was $4.3 million and $6.8 million on September 30, 2014 and December 31, 2013, respectively. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has decreased by $1.9 million since year end 2013.

During the nine months ended September 30, 2014, gross loans increased by $23.4 million or 9.3%, to $273.7 million from $250.3 million at year-end 2013. The largest components of this increase were $10.0 million related to residential first mortgages, $7.7 million related to commercial and industrial loans and $3.7 million related to construction loans.

The Bank had $2.8 million of OREO at September 30, 2014 and $3.9 million at December 31, 2013. As of September 30, 2014, OREO consists of 10 residences, 13 lots, two former convenience stores, one former restaurant and one commercial business property. During the first nine months of 2014, three properties with a total book value of $197 thousand from two borrowers were added through foreclosures, and six properties with a total book value of $1.1 million were sold. There were $160 thousand of write-downs of OREO properties during the first nine months of 2014, compared to $249 thousand for the same period in 2013. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

In March 2014, the Company sold a former branch in Heathsville, Virginia for $311 thousand and recognized a gain of $138 thousand on the sale. The branch was included in other assets as of December 31, 2013.

As of September 30, 2014, securities available-for-sale at fair value totaled $36.5 million as compared to $38.5 million on December 31, 2013. This represents a net decrease of $2.0 million or 5.2% for the nine months. The decrease in securities available-for-sale is primarily the result of the redeployment of cash from maturing securities into higher-yielding loans and in bank owned life insurance and the sale of a troubled asset with a fair value of $912 thousand. An impairment loss was recognized on this asset in 2013 and therefore, no gain or loss was recognized on the sale of the asset as its carrying value equaled its fair value at the time of sale. As of September 30, 2014, available-for-sale securities represented 10.5% of total assets and 11.9% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. These unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs.

In the second quarter of 2013, the Company purchased $5.0 million of bank owned life insurance in order to offset the cost of employee benefits. During the second quarter of 2014, the Company purchased an additional $2.0 million of such insurance. The bank owned life insurance’s carrying value as of September 30, 2014 was $7.3 million.

As of September 30, 2014, total deposits were $275.9 million compared to $268.3 million at year-end 2013. This represents an increase in balances of $7.6 million or 2.8% during the nine months. The increase consisted of $896 thousand increase in time deposit balances, $4.1 million in savings and interest-bearing demand deposits and $2.5 million in non-interest bearing deposits.

To support loan growth, $10.0 million of new FHLB advances were drawn during the second quarter of 2014 plus $3.0 million in a brokered money market accounting during the third quarter of 2014. The Bank has also accumulated $2.5 million of time deposits through an internet listing service during 2014.

As of September 30, 2014, securities sold under repurchase agreements decreased $2.1 thousand to $7.0 million from $9.1 million at December 31, 2013. This decrease was the result of normal seasonality for these customers.

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

At September 30, 2014, cash totaled $4.3 million, federal funds sold totaled $137 thousand, interest-bearing deposits totaled $7.0 million, and securities and loans maturing in one year or less totaled $26.7 million. This results in a liquidity ratio as of September 30, 2014 of 10.9% as compared to 12.9% as of December 31, 2013. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $67.7 million, with $40.7 million available, plus federal funds lines of credit with correspondent banks totaling $20.3 million.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised mainly of outstanding common stock and retained earnings. Capital can be increased with securities offerings or through earnings.

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. The Company’s shareholders’ equity before accumulated other comprehensive loss was $39.6 million on September 30, 2014 compared to $38.3 million on December 31, 2013. Accumulated other comprehensive loss decreased $678 thousand between December 31, 2013 and September 30, 2014, primarily as a result of decreases in unrealized net losses in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, on September 30, 2014, compared to December 31, 2013, increased to $8.21 from $7.96. Book value per share, including accumulated other comprehensive loss, increased to $8.11 on September 30, 2014 from $7.71 on December 31, 2013. No cash dividends were paid for the nine-month period ended September 30, 2014, nor for the comparable period ended September 30, 2013.

The Bank is subject to minimum regulatory capital ratios as defined by Federal Financial Institutions Examination Council guidelines. These ratios continue to be well in excess of regulatory minimums. As of September 30, 2014, the Bank maintained Tier 1 capital of $31.6 million, net risk weighted assets of $254.5 million, and Tier 2 capital of $3.2 million. On September 30, 2014, the Tier 1 leverage ratio was 9.26%, the Tier 1 capital to risk weighted assets ratio was 12.42%, and the total capital ratio to risk weighted assets ratio was 13.66%. Management is evaluating Basel III capital rules which will begin a phase-in period on January 1, 2015, and expects no detrimental effects.

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

Off Balance Sheet Arrangements

(Dollars in thousands)	September 30, 2014	December 31, 2013
Total Loan Commitments Outstanding	$38,647	$37,279
Standby-by Letters of Credit	380	329

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of September 30, 2014.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the nine months ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

November 13, 2014	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)