Form 10-K
period 2014-12-31
BAY BANKS OF VIRGINIA INC
filed 2015-03-25
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2014, based on the closing sale price of the registrant’s common stock on June 30, 2014, was $24,746,860.

The number of shares outstanding of the registrant’s common stock as of March 23, 2015 was 4,802,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2015 are incorporated by reference into Part III of this Form 10-K.

BAY BANKS OF VIRGINIA, INC.

PART I

ITEM 1:	BUSINESS

GENERAL

Bay Banks of Virginia, Inc. (the “Company”) is a bank holding company that conducts substantially all of its operations through its subsidiaries, Bank of Lancaster (the “Bank”) and Bay Trust Company (the “Trust Company”). Bay Banks of Virginia, Inc. was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997, in connection with the holding company reorganization of the Bank of Lancaster. The Bank opened for business in 1930 and has partnered with the communities it serves to ensure responsible growth and development since that time.

The Bank is a state-chartered bank, headquartered in Kilmarnock, Virginia, and a member of the Federal Reserve System. The Bank has offices in Virginia throughout the Northern Neck and Middle Peninsulas and in the Greater Richmond area of central Virginia. It serves businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking, investment services, and mortgage banking. Products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, investment accounts, insurance, credit cards, online banking, telephone banking, and mobile banking.

The Bank currently has two offices located in Kilmarnock, Virginia, two offices in Richmond, Virginia, and one office each in White Stone, Warsaw, Montross, Callao, Burgess, and Colonial Beach, Virginia. The Bank also has a residential mortgage loan production office in Hartfield, Virginia. The Bank expects to close one of the Kilmarnock offices and open a third office in Richmond, Virginia in 2015. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).

The Company’s primary marketplace is the Northern Neck Peninsula of Virginia, plus Middlesex County, which is located across the Rappahannock River from the Northern Neck. The Northern Neck includes the counties of Lancaster, Northumberland, Richmond, and Westmoreland. The main demographic in the Company’s primary market area is smaller, retired households with relatively high per capita incomes. Health care, tourism, and related services are the major employment sectors in the Northern Neck and Middlesex County. The Company expanded operations into the Richmond, Virginia market in 2014 with an eye toward higher density business and consumer demographics. The Company considers the city of Richmond and the counties of Henrico, Hanover and Chesterfield, Virginia to be its service area in the Greater Richmond area. The city of Richmond serves as the capital of Virginia and the economic center of the Richmond-Petersburg metropolitan statistical area. The area reflects a generally high quality of life as exemplified by relatively low cost of living, minimal traffic congestion, a physically attractive topography, and a diverse economy that experiences neither the highs nor the lows of national business cycles.

The Company had total assets of $390.5 million, deposits of $307.6 million, and shareholders’ equity of $39.2 million as of December 31, 2014. Its headquarters are located in Kilmarnock, Virginia and its telephone number is 804-435-1171 or 800-435-1140. The Company’s website is www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report or any other filing the Company makes with the Securities and Exchange Commission (“SEC”).

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

Bay Trust Company. The Trust Company provides management services for personal and corporate trusts, including estate planning, estate settlement, and trust administration. Products include estate planning and settlement, revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment management accounts, and managed, as well as self-directed rollover Individual Retirement Accounts.

Through the Bank of Lancaster and Bay Trust Company, Bay Banks of Virginia provides a wide variety of financial services to its customers in its market areas. The primary products and services are summarized as follows.

Mortgage Loans on Real Estate. The Bank’s mortgage loans on real estate comprise the largest segment of its loan portfolio. The majority of the Bank’s real estate loans are mortgages on owner-occupied one-to-four family residential properties, including both fixed-rate and adjustable-rate structures. Residential mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Home equity lines of credit are also offered. Construction loans with a twelve-month term are another component of the Bank’s portfolio. Underwritten at 80% loan to value, and to qualified builders and individuals, these loans are disbursed as construction progresses and verified by Bank inspection. The Bank also offers commercial loans that are secured by real estate. These mortgages are also typically written at a maximum of 80% loan to value.

The Company also offers secondary market residential loan origination. Through the Bank, customers may apply for home mortgages that are underwritten in accordance with the guidelines of either the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). These loans are then sold into the secondary market on a loan-by-loan basis, usually directly to FNMA. The Bank earns origination and servicing fees from this service.

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

Consumer Loans. As part of its full range of services, the Bank’s consumer lending services include automobile and boat financing, home improvement loans, credit cards and unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate, but also generate a higher return.

Consumer Deposit Services. Consumer deposit products include checking accounts, savings accounts, money market accounts, certificates of deposit, online banking, mobile banking and electronic statements. The Bank’s Golden Advantage program offers special products and services to customers age 55 and over.

Business Banking Services. The Bank offers a variety of services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, remote deposit, and a full line of commercial lending options. The Bank also offers Small Business Administration loan products under the 504 Program, which provides long term funding for commercial real estate and long-lived equipment. This allows commercial customers obtain favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

COMPETITION

The Company’s marketplace is highly competitive. The Company is subject to competition from a variety of commercial banks and financial service companies, large national and regional financial institutions, large regional credit unions, mortgage companies, consumer finance companies, mutual funds and insurance companies. Competition for loans and deposits is affected by numerous factors, including interest rates, institutional reputation, and the economy.

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

Banking Acquisitions; Changes in Control. The BHCA requires, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 and its compliance with fair housing and other consumer protection laws.

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

Source of Strength. Federal Reserve policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect this provision will have any impact on its ability to receive dividends from the Bank. The Company’s non-bank subsidiary, Bay Trust Company, may pay dividends to the Company on a non-regulated basis.

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

Capital Requirements.

2014 Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of the Federal Reserve that were effective through December 31, 2014, the Company and the Bank were required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor, assigned by the capital regulation, based on the risks believed inherent in the type of asset. At least half of the total capital was required to be “Tier 1 capital,” which consisted principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities), less certain intangibles and other adjustments. The remainder (“Tier 2 capital”) consisted of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Tier 1 to risk-weighted assets ratio of the Company was 13.86% as of December 31, 2014, thus exceeding the minimum requirement. The Tier 1 and total capital to risk-weighted assets ratios of the Bank were 9.07% and 13.30%, respectively, as of December 31, 2014, also exceeding the minimum requirements.

Each of the federal bank regulatory agencies also established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”) that was effective through December 31, 2014. The guidelines required a minimum Tier 1 leverage ratio of 3.0% for bank holding companies and banking organizations with the highest supervisory rating. All other banking organizations were required to maintain a minimum Tier 1 leverage ratio of 4% unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to have been considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must have been at least 5.0%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions would have been expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity. As of December 31, 2014, the Tier 1 leverage ratio of the Company and the Bank were 10.35% and 9.07%, respectively, well above the minimum requirements.

Basel III Capital Requirements. On June 7, 2012, the Federal Reserve issued a series of proposed rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior requirement of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

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

Based on management’s understanding and interpretation of these new capital rules, it believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

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

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Company included an additional $152 thousand related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In the fourth quarter of 2009, the Company paid $1.6 million in prepaid risk-based assessments, all of which had been expensed in the appropriate periods through May 2013.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2014.

As described above in “The Bank – Capital Requirements – Basel III Capital Requirements,” the new capital requirement rules issued by the Federal Reserve incorporate new requirements into the prompt corrective action framework.

Community Reinvestment Act (“CRA”). The Bank is subject to the requirements of the Community Reinvestment Act of 1977. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities they serve, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting such credit needs. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank received a “satisfactory” CRA rating in its most recent examination.

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

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules were effective April 1, 2014, with full compliance being phased in over a period which will end on July 21, 2016. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

Under the rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The regulators solicited comments on the interim final rule, and this exemption could change prior to its effective date.

The Company currently does not have any impermissible holdings of TruPS CDOs under the interim final rule and, therefore, will not be required to divest of any such investments or change their accounting treatment. The Company is continuously monitoring its investments to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets., (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2014, the Company and the Bank have not been made aware of any instances of non-compliance with the final guidance.

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

Reporting Obligations under Securities Laws

The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly and other reports with the SEC. The Company provides access to its SEC filings through the “Regulatory Filings” section of the Company’s website at www.baybanks.com. The Company’s SEC filings are posted and available at no cost on its website as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Employees

At December 31, 2014, the Company employed approximately 126 people of which 102 were considered full-time employees.

ITEM 1A:	RISK FACTORS

Not required.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2:	PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of each of the Company, the Bank, and the Trust Company are located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Bank.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2014.

Bank of Lancaster:

100 South Main Street, Kilmarnock, Virginia

708 Rappahannock Drive, White Stone, Virginia

432 North Main Street, Kilmarnock, Virginia (to be closed April 2015)

4935 Richmond Road, Warsaw, Virginia

15648 Kings Highway, Montross, Virginia

18 Sandy Street, Callao, Virginia

23 West Church Street, Kilmarnock, Virginia

15104 Northumberland Highway, Burgess, Virginia

680 McKenney Boulevard, Colonial Beach, Virginia

11450 Robious Road, North Chesterfield, Virginia

10880 General Puller Highway, Hartfield, Virginia (leased)

5711 Patterson Avenue, Richmond, Virginia (leased)

One Paragon Place, 6800 Paragon Place, Suite 650, Richmond, Virginia (leased)

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group’s OTCQB tier under the symbol “BAYK” and transactions generally involve a small number of shares. There were 4,817,856 shares of the Company’s stock outstanding at the close of business on December 31, 2014, which were held by 631 shareholders of record.

The following table summarizes the high and low closing sales prices for the two years ended December 31, 2014. No dividends have been declared or paid in the last two years.

	Market Values
	2014		2013
	High	Low	High	Low
First Quarter	$6.13	$5.03	$5.25	$4.52
Second Quarter	6.13	5.70	5.04	4.77
Third Quarter	5.85	5.20	5.00	4.80
Fourth Quarter	5.50	5.05	5.20	4.92

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

ITEM 6:	SELECTED FINANCIAL DATA

(Dollars in thousand, except per share amounts)	As of and for the Year Ended December 31,
	2014	2013	2012	2011	2010
Operations:
Net interest income	$11,935	$10,614	$10,454	$10,323	$10,062
Provision for loan losses	611	776	1,895	495	720
Noninterest income	3,681	4,726	4,492	2,965	2,956
Noninterest expense	12,618	12,943	12,143	12,467	11,967
Tax expense (benefit)	557	399	210	(24)	(41)

Net income	$1,830	$1,222	$698	$350	$372

Share Data:
Basic income per share	$0.38	$0.25	$0.27	$0.13	$0.14
Diluted income per share	0.38	0.25	0.27	0.13	0.14
Cash dividends per common share	—	—	—	—	—
Weighted average common shares:
Basic	4,818,377	4,816,859	2,610,856	2,607,034	2,605,855
Diluted	4,829,581	4,819,343	2,612,787	2,607,097	2,605,855

Balance Sheet:
Assets	$390,486	$331,135	$334,798	$315,212	$327,086
Loans, net of allowance	295,242	247,912	235,746	233,501	243,943
Allowance for loan losses	3,205	2,925	3,094	3,189	3,231
Deposits	307,585	268,346	275,175	265,518	260,854
Total liabilities	351,248	293,999	298,213	287,197	299,743
Total stockholders’ equity(1)	39,238	37,136	36,585	28,015	27,342

Profitability Measures:
Return on average assets	0.53%	0.37%	0.22%	0.11%	0.11%
Return on average equity	4.76%	3.32%	2.16%	1.26%	1.37%
Net interest margin	3.85%	3.53%	3.61%	3.46%	3.32%
Yield on earning assets	4.54%	4.46%	4.78%	4.85%	5.11%
Cost of funds	0.72%	0.96%	1.18%	1.41%	1.81%

Capital Ratios:
Total equity to assets	10.05%	11.21%	10.93%	8.89%	8.36%
Tier 1 leverage ratio	10.35%	10.93%	10.93%	7.97%	7.54%

Asset Quality:
Nonperforming assets to total assets	1.22%	2.01%	2.69%	2.46%	3.02%
Net charge-offs to average loans	0.12%	0.39%	0.83%	0.22%	0.50%
Allowance for loan losses to loans	1.07%	1.17%	1.29%	1.35%	1.31%
Classified assets to Tier 1 capital plus allowance for loan losses	21.72%	29.57%	37.54%	52.92%	58.40%

Note:

(1)	In 2012, the Company raised $9.35 million gross in a private placement of 2,200,000 shares.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Results for 2014 are highlighted by significant growth in assets and deposits, and continued improvements in earnings. Growth in loans drove the growth in assets. Earnings per share were $0.38 in 2014 compared to $0.25 in 2013. Return on average assets is up to 0.53% for 2014 compared to 0.37% in 2013. Return on average equity is up to 4.76% from 3.32% for the same time period comparison. Capital levels will support additional growth.

The Bank opened two branch offices in the Richmond, Virginia market in 2014. A third Richmond location is expected to be open by the second quarter of 2015.

In January 2015, the Company announced it would be consolidating the branch operations of its three Lancaster County, Virginia offices into two, effective April 30, 2015, with all Kilmarnock branch operations to be based in the main office of the Bank. The branch consolidation is expected to save the Company approximately $85 thousand annually. The branch building located at 432 North Main Street, Kilmarnock, Virginia is expected to be marketed for sale.

The in-house loan portfolio grew by $47.6 million, or 19.0%, in 2014. Loans originated and sold to Fannie Mae generated growth of $5.8 million in the portfolio of loans serviced for Fannie Mae during 2014. The servicing portfolio totaled $64.7 million as of December 31, 2014 compared to $58.9 million as of December 31, 2013. Total assets have grown by $59.4 million, or 17.9%, to $390.5 million, during 2014.

The net interest margin increased to 3.85% for 2014 compared to 3.53% for 2013. As this low interest rate climate continues, loan yields continue to decline, but increased loan balances have resulted in increased interest income. The average cost of Federal Home Loan Bank (“FHLB”) advances declined to 1.55% for 2014 compared to 3.00% for 2013. Four new $5 million advances, two acquired in June 2014 and two acquired in October 2014 during this low-rate environment will further reduce the average cost of FHLB advances and cost of funds going forward. Scheduled maturities of higher-cost time deposits during 2014 also helped to reduce both costs of funds and interest expense. Maturities of time deposits are typically renewed at lower interest rates, or such deposits leave the Bank or transfer into lower-cost checking or savings accounts.

Along with growth in the loan portfolio, these margin improvements were a major contributor to the 49.8% increase in earnings for 2014 compared to 2013. Net interest income improved by $1.3 million for 2014 compared to 2013.

Asset quality improved, with nonperforming assets down to 1.22% of total assets as of December 31, 2014 from 2.01% as of December 31, 2013. Other real estate owned (“OREO”) balances are down to $2.8 million as of December 31, 2014 compared to $3.9 million as of December 31, 2013. Non-accruing loan balances are down to $2.0 million as of December 31, 2014 as compared to $2.8 million at December 31, 2013.

Annualized net loan charge-offs against the allowance for loan losses (“ALL”) are down to 0.12% of average loans during 2014 compared to 0.39% during 2013.

During the first quarter of 2014, the Company sold a troubled investment for which an impairment loss of $288 thousand was recognized in 2013. In addition, during the first quarter of 2014, the Company sold its former Heathsville, Virginia, branch office recognizing a gain of approximately $138 thousand.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report or any other filing the Company makes with the SEC.

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

Construction and development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor may face financial pressure unrelated to the project. Loans secured by land, farmland and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate which may depreciate over time. Consumer loans carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by divorce, unemployment, personal illness or bankruptcy of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral. Consumer loans include credit cards which are unsecured.

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

For a number of years, the Bank retained the servicing for mortgages it had originated and sold to a third party. Prior to 2013, the Bank had not recorded the MSRs asset at the time of the sales of mortgages to the third party. The cumulative effect of the MSRs asset was recorded in the third quarter of 2013. The overstatement of income in 2013 of approximately $215,000 after tax ($325,000 pre-tax adjusted at a 34% tax rate) or approximately $0.04 per basic and diluted earnings per share represents the fair value of servicing rights retained prior to 2013.

GOODWILL. The Company has goodwill relating to the purchase of five branches during the years 1994 through 2000. Goodwill is tested annually for impairment. The test performed using financial information as of September 30, 2014 found no impairment. No events occurred between the date of our annual test and December 31, 2014 that would indicate the existence of impairment.

OVERVIEW

2014 Compared to 2013

Bay Banks of Virginia, Inc. recorded net income for 2014 of $1.8 million, or $0.38 per basic and diluted share, as compared to $1.2 million, or $0.25 per basic and diluted share in 2013. This is an increase in net income of $608 thousand. Net interest income for 2014 was $11.9 million, as compared to $10.6 million for 2013. Provision expense for loan losses was $611 thousand in 2014 compared to $776 thousand in 2013. Non-interest income decreased 22.1% to $3.7 million in 2014 from $4.7 million in 2013. Non-interest expense was $12.6 million in 2014 compared to $12.9 million in 2013.

Performance as measured by the Company’s return on average assets was 0.53% for 2014 compared to 0.37% for 2013. Performance as measured by return on average equity was 4.76% for 2014 compared to 3.32% for 2013. The table below details certain financial and statistical information for the Company.

Return on Equity & Assets
(Dollars in thousands, except per share amounts)
Years Ended December 31,	2014	2013	2012
Net Income	$1,830	$1,222	$698
Average Total Assets	343,838	332,894	320,881
Return on Average Assets	0.53%	0.37%	0.22%

Average Equity	$38,418	$36,861	$32,300
Return on Average Equity	4.76%	3.32%	2.16%

Cash Dividends declared per share	$—	$—	$—
Average Shares Outstanding	4,818,377	4,816,859	2,610,856
Average Diluted Shares Outstanding	4,829,581	4,819,343	2,612,787
Net Income per Share	$0.38	$0.25	$0.27
Net Income per Diluted Share	0.38	0.25	0.27
Cash Dividend Payout Ratio	0.0%	0.0%	0.0%
Average Equity to Average Assets Ratio	11.17%	11.07%	10.07%

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

The following table shows details of yields on interest-earning assets (e.g. loans), costs of interest-bearing liabilities (e.g. deposits) and the resulting net interest margins for the years ended December 31, 2014 and 2013.

Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
Years ended December 31,	2014			2013			2012
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable Investments	$21,380	$382	1.79%	$24,468	$448	1.83%	$26,466	$645	2.44%
Tax-Exempt Investments (1)	18,129	568	3.13%	16,238	494	3.04%	10,641	361	3.39%

Total Investments	39,509	950	2.40%	40,706	942	2.31%	37,107	1,006	2.71%

Gross Loans (2)	266,016	13,352	5.02%	240,964	12,617	5.24%	240,557	12,973	5.39%
Interest-bearing Deposits	9,569	23	0.24%	22,925	57	0.25%	13,778	32	0.23%
Federal Funds Sold	319	—	—	599	1	0.17%	1,457	3	0.21%

Total Interest Earning Assets	$315,413	$14,325	4.54%	$305,194	$13,617	4.46%	$292,899	$14,014	4.78%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$43,416	$68	0.16%	$45,625	$88	0.19%	$47,138	$170	0.36%
NOW Deposits	42,258	63	0.15%	41,394	76	0.18%	39,020	87	0.22%
Time Deposits => $100,000	44,879	784	1.75%	45,729	1,010	2.21%	51,010	1,170	2.29%
Time Deposits < $100,000	51,230	790	1.54%	56,174	1,053	1.87%	62,516	1,276	2.04%
Time Deposits - Wholesale	2,154	9	0.44%	—	—	0.00%	—	—	0.00%
Money Market Deposit Accounts	30,187	128	0.42%	28,147	141	0.50%	23,820	151	0.63%

Total Deposits	214,124	1,842	0.86%	217,069	2,368	1.09%	223,504	2,854	1.28%

Federal Funds Purchased	94	1	0.58%	58	—	0.00%	55	—	0.00%
Securities Sold Under Repurchase Agreements	7,538	9	0.12%	8,482	16	0.19%	6,100	16	0.26%
FHLB Advances	22,239	345	1.55%	15,000	450	3.00%	15,000	566	3.77%

Total Interest-Bearing Liabilities	$243,995	$2,197	0.90%	$240,609	$2,834	1.18%	$244,659	$3,436	1.40%

Net interest income and net interest margin		$12,128	3.85%		$10,783	3.53%		$10,578	3.61%

Non-interest-bearing deposits	$59,551	—	0.00%	$54,012	—	0.00%	$46,530	—	0.00%
Total cost of funds			0.72%			0.96%			1.18%
Net interest spread			3.82%			3.50%			3.60%

Notes:

(1)	Income and yield is tax-equivalent assuming a federal tax rate of 34%.
(2)	Includes Visa credit card program, nonaccrual loans, and fees.

Net interest income for 2014, on a tax-equivalent basis, was $12.1 million, an increase of $1.3 million from 2013 due mainly to increased loan balances. Interest expense for 2014 was $2.2 million, a decrease of $637 thousand compared to 2013, due mainly to reductions in both balances and costs of time deposits, but also from the reduced cost of FHLB advances. The annualized net interest margin was 3.85% and 3.53% for 2014 and 2013, respectively. As long as this low interest rate environment continues, loan yields are expected to continue to decline as higher yielding loans pay down and mature and new loans are made at lower rates.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.82% for 2014, compared to 3.50% for 2013.

The increase in average total earning assets is due mainly to the $25.1 million increase average loans. Investment yields increased 9 basis points in 2014 compared to 2013 while loan yields have declined 22 basis points. Loan growth offset the decline in loan yields. With the current low interest rate environment, any growth in net interest income would be generated from loan growth.

The increase in average interest bearing liabilities was due mainly to the increase in FHLB advances. Lower rates have reduced interest expense, lowering the cost of interest- bearing deposits to 0.86% in 2014 from 1.09% in 2013. The cost of FHLB advances was reduced to 1.55% in 2014 from 3.00% in 2013. Average non-interest-bearing deposits grew $5.5 million during 2014. As a result of all these improvements, total cost of funds declined to 0.72% in 2014 from 0.96% in 2013.

Volume and Rate Analysis of Changes in Net Interest Income
Years Ended December 31,	2014 vs. 2013			2013 vs. 2012
(Dollars in Thousands)	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$(68)	$2	$(66)	$(77)	$(120)	$(197)
Tax-exempt investments (2)	59	15	74	206	(73)	133
Gross Loans	1,403	(668)	735	239	(595)	(356)
Interest-bearing deposits	(33)	(1)	(34)	24	1	25
Federal funds sold	(1)	—	(1)	(1)	(1)	(2)

Total interest earning assets	$1,360	$(652)	$708	$391	$(788)	$(397)

Interest-Bearing Liabilities:
NOW checking	$1	$(14)	$(13)	$5	$(16)	$(11)
Savings deposits	(5)	(15)	(20)	(6)	(76)	(82)
Money market accounts	10	(23)	(13)	24	(34)	(10)
Time deposits < $100,000	(87)	(176)	(263)	(123)	(100)	(223)
Time deposits => $100,000	(21)	(205)	(226)	(107)	(53)	(160)
Time deposits - Wholesale	9	—	9	—	—	—
Federal funds purchased	1	—	1	—	—	—
Securities sold under repurchase agreements	(1)	(6)	(7)	5	(5)	—
FHLB advances	165	(270)	(105)	—	(116)	(116)

Total interest-bearing liabilities	$72	$(709)	$(637)	$(202)	$(400)	$(602)

Change in net interest income	$1,288	$57	$1,345	$593	$(388)	$205

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

As indicated in the volume and rate analysis, the growth in loans in 2014 was the primary driver of improved net interest income. The interest rate change component was managed to a neutral overall effect with lower cost of funds which offset lower loan yields.

Interest Sensitivity

The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. The Company utilizes simulation models that estimate the effect of interest rate changes on net interest income and the economic value of equity. Beginning in 2013, the Company engaged an asset-liability management consultant to assist with the management of interest rate risk, liquidity risk and balance sheet strategy. The Bank’s Asset Liability Committee (the “ALCO”) is responsible for monitoring interest rate risk and is composed of appointed members from management and the Board of Directors. Through the use of simulations, the ALCO reviews the overall magnitude of interest rate risk and then formulates policy with which to manage asset growth, funding sources, pricing, and off-balance sheet commitments. These decisions are based on management’s plans for growth, expectations regarding future interest rate movements, economic conditions both locally and nationally, and other business and risk factors.

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

Non-Interest Income

Non-interest income for 2014 decreased by $1.0 million, or 22.1% compared to 2013. The difference in non-interest income was primarily driven by the following changes:

Decreases:

•	Net gains on sales of securities available-for-sale was $284 thousand in 2013 compared to a net loss of $25 thousand in 2014.

•	Secondary market lending fees declined as a result of the initial recognition of MSRs in the cumulative amount of $535 thousand for the year ended December 31, 2013.

•	Reduction in VISA-related fees of $575 thousand due to the assignment of merchant agreements to a third party, which was offset by a similar reduction in expense.

•	A decline of $102 thousand related to service charges and fees on deposit accounts.

Increases:

•	A loss of $288 thousand was recognized in 2013 related to an impaired security.

•	Other real estate losses declined $236 thousand.

•	Income from the fiduciary activities of the Trust Company increased by $133 thousand.

Non-Interest Expense

For 2014, non-interest expenses totaled $12.6 million, a decrease of $325 thousand, or 2.5%, compared to $12.9 million for 2013. The decrease in non-interest expense was primarily the result of the following changes:

Decreases:

•	VISA-related expenses decreased $534 thousand due to the assignment of merchant agreements to a third party mentioned above.

•	FDIC assessments declined $150 thousand due to the Bank achieving a higher regulatory rating.

Increases:

•	$44 thousand in salary and benefits as a result of salaries for the new operations in Richmond, Virginia.

•	$32 thousand in accounting and auditing expenses primarily due to outsourcing of internal audits.

•	$107 thousand in consulting expense primarily due to accounting services.

•	$68 thousand in lease expense related to the new branches in Richmond, Virginia.

Income Taxes

Income tax expense was $557 thousand in 2014 compared to $399 thousand in 2013. This is directly attributable to the Company’s improved earnings. Income tax expense corresponds to an effective rate of 23.3% and 24.6% for the years ended December 31, 2014 and 2013, respectively. This improvement relates to the increase in non-taxable income. Refer to Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K is information regarding deferred taxes for 2014 and 2013.

FINANCIAL CONDITION

Loans

Per the following table, which does not include deferred loan costs and fees, the loan portfolio grew during 2014 with balances increasing by 19.1% to $298.1 million as of December 31, 2014, compared to December 31, 2013 balances of $250.3 million. Mortgage loans on real estate represent the largest category, comprising 86.8% of the loan portfolio at December 31, 2014. Of these balances, 1-4 family residential loans, which comprise the majority of real estate loan balances at $160.7 million, increased by $22.2 million, or 16.0%. Other loans secured by real estate, the majority of which are commercial in nature, increased by $5.1 million, or 10.4%, and represent 18.1% of the loan portfolio at year-end 2014 as compared to 19.5% at year-end 2013. Construction and land loans increased by $11.2 million, or 35.2%. Commercial and industrial loan balances increased by $10.1 million, or 42.0%, and represented 11.4% of total loans at year-end 2014 as compared to 9.6% at year-end 2013. Consumer and other loans decreased by $637 thousand, or 10.6% in 2014, and represented 1.8% of total loans at year-end 2014 as compared to 2.4% at year-end 2013.

Types of Loans
As of December 31,	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Mortgage loans on real estate:
Construction and land loans	$43,048	14.4%	$31,839	12.7%	$29,024	12.2%	$27,642	11.7%	$30,620	12.4%
Secured by farmland	1,128	0.4%	1,262	0.5%	1,443	0.6%	1,526	0.6%	1,604	0.7%
Secured by 1-4 family residential	160,667	53.9%	138,502	55.3%	133,437	56.0%	135,379	57.4%	145,408	59.1%
Other real estate loans	53,860	18.1%	48,803	19.5%	47,055	19.8%	44,045	18.7%	42,218	17.1%
Commercial and industrial loans (not secured by real estate)	34,002	11.4%	23,939	9.6%	20,525	8.6%	18,983	8.0%	17,592	7.1%
Consumer and other	5,349	1.8%	5,986	2.4%	6,653	2.8%	8,329	3.6%	8,866	3.6%

Total	$298,054	100.0%	$250,331	100.0%	$238,137	100.0%	$235,904	100.0%	$246,308	100.0%

Notes:

Deferred loan costs and fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans As of December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Construction, Land and Land Development
Within one year	$10,853	$17,706

Variable Rate
One to Five Years	—	—
After Five Years	—	—

Total Variable Rate	—	—

Fixed Rate
One to Five Years	11,237	18,686
After Five Years	11,912	6,656

Total Fixed Rate	23,149	25,342

Total Maturities	$34,002	$43,048

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

As shown in the following table, provision for loan losses was $611 thousand in 2014 compared to $776 thousand in 2013. After net charge-offs of $331 thousand, ALL is $3.2 million as of December 31, 2014 compared to $2.9 million as of December 31, 2013. This level of net charge-offs represents 0.12% of average loans compared to 0.39% in 2013. As of December 31, 2014, management considered the allowance for loan losses to be sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses
	Years Ended December 31,
	2014	2013	2012	2011	2010
(Dollars in thousands)
Balance, beginning of period	$2,925	$3,094	$3,189	$3,231	$3,769

Loans charged off:
Mortgage Loans on Real Estate	(313)	(879)	(1,798)	(349)	(1,281)
Commercial and industrial	—	(17)	(388)	(11)	(22)
Consumer and other (including Visa program)	(79)	(132)	(189)	(217)	(188)

Total loans charged off	(392)	(1,028)	(2,375)	(577)	(1,491)

Recoveries of loans previously charged off:
Mortgage Loans on Real Estate	36	68	289	1	105
Commercial and industrial	—	1	18	—	1
Consumer and other (including Visa program)	25	14	78	39	127

Total recoveries	61	83	385	40	233

Net charge offs	(331)	(945)	(1,990)	(537)	(1,258)

Provision for loan losses	611	776	1,895	495	720

Balance, end of period	$3,205	$2,925	$3,094	$3,189	$3,231

Average loans outstanding during the period	$266,016	$240,964	$240,557	$240,832	$249,480

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.39%	0.83%	0.22%	0.50%

As of December 31, 2014, the ratio of the allowance for loan losses to total loans was 1.07% as compared to 1.17% as of December 31, 2013.

	Allocation of the Allowance for Loan Losses
Years Ended December 31,	2014		2013		2012		2011		2010
(Dollars in Thousands)
Mortgage Loans on Real Estate	$2,778	0.93%	$2,466	0.98%	$2,572	1.08%	$2,714	1.15%	$2,241	0.91%
Commercial and industrial	323	0.11%	256	0.10%	262	0.11%	282	0.12%	70	0.03%
Consumer and other	104	0.03%	203	0.09%	252	0.11%	185	0.08%	211	0.08%
Unallocated	—	0.00%	—	0.00%	8	0.00%	8	0.00%	709	0.29%

Total	$3,205	1.07%	$2,925	1.17%	$3,094	1.30%	$3,189	1.35%	$3,231	1.31%

Non-Performing Assets

As of December 31, 2014, non-performing assets as a percentage of total loans and OREO was 1.6%, compared to 2.6% at year-end 2013. The coverage ratio of allowance to total non-performing loans increased to 162.9% at year-end 2014 from 105.5% at year-end 2013. OREO, including solely foreclosed properties, at year-end 2014 was $2.8 million compared to $3.9 million at year-end 2013. The year-end 2014 figure represents 10 residences, 13 lots, 2 former convenience stores, a former restaurant and a commercial business property. The Company sold six OREO properties with a total value of $1.1 million in 2014 for total losses of $92 thousand, and three properties with a total value of $197 thousand from two borrowers were added through foreclosure. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. As a result, in addition to losses on sales, the Company wrote-down OREO property values by $235 thousand in 2014. Included in other assets is one residential property, with a value of $771 thousand. This property was not obtained as a result of a foreclosure and is being marketed for sale.

During 2014, non-accruing loan balances decreased by $806 thousand. Of the $2.0 million in non-accruing balances, $359 thousand are residential mortgages. The reduction in non-accruing loan balances from 2013 to 2014 was comprised of $223 thousand in charge-offs, $197 thousand of foreclosures, $663 thousand of upgrades, $193 thousand in paydowns and $470 thousand in new non-accruing loans. Components of non-performing assets and related ratios are shown in the following table.

Non-Performing Assets
	As of December 31,
(Dollars in Thousands)	2014	2013	2012	2011	2010

Loans past due 90 days or more and still accruing	$14	$18	$126	$60	$203
Non-accruing loans	1,954	2,754	5,730	5,417	5,574

Total non-performing loans	1,968	2,772	5,856	5,477	5,777

Other real estate owned	2,791	3,897	3,151	2,280	4,086

Total non-performing assets	$4,759	$6,669	$9,007	$7,757	$9,863

Allowance for loan losses	$3,205	$2,925	$3,094	$3,189	$3,231

Allowance to non-performing loans	162.9%	105.5%	52.8%	58.2%	55.9%
Non-performing assets to total assets	1.2%	2.0%	2.7%	2.5%	3.0%

There were 14 TDRs with an aggregate balance of $2.5 million at December 31, 2014, 14 TDRs with an aggregate balance of $2.5 million at December 31, 2013 and eight TDRs with an aggregate balance of $3.3 million at December 31, 2012.

For more detailed information on non-accrual, past due and impaired loans and policies, refer to Note 2, Note 5 and Note 6 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Securities

As of December 31, 2014, investment securities totaled $42.6 million, an increase of 10.6% as compared to 2013 year-end balances of $38.5 million.

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands) Available-for-sale securities December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$16,969	$33	$(37)	$16,965
State and municipal obligations	23,335	226	(160)	23,401
Certificates of deposits	2,232	8	(2)	2,238

	$42,536	$267	$(199)	$42,604

Available-for-sale securities December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,383	$11	$(86)	$9,308
State and municipal obligations	27,690	109	(1,242)	26,557
Certificates of deposits	1,736	9	—	1,745
Auction rate security	912	—	—	912

	$39,721	$129	$(1,328)	$38,522

Available-for-sale securities December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

U.S. Government agencies	$9,412	$78	$(26)	$9,464
State and municipal obligations	23,481	413	(44)	23,850
Certificates of deposits	1,985	3	(1)	1,987
Auction rate security	1,400	—	—	1,400

	$36,278	$494	$(71)	$36,701

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available-for-sale are carried at fair market value, with after-tax unrealized gains or losses disclosed as a component of comprehensive income. The after-tax unrealized gains or losses are recorded as a portion of other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the gain or loss is realized, typically at the time of sale. As of December 31, 2014, the Company had accumulated other comprehensive gains (losses) net of deferred tax related to securities available-for-sale of $45 thousand as compared to $(791) thousand at year-end 2013.

The investment portfolio shows a net unrealized gain of $68 thousand on December 31, 2014, compared to a net unrealized loss of $(1.2) million on December 31, 2013. The lower interest rate environment in 2014 compared to 2013 resulted in higher fair values, since bond prices are inversely proportional to bond rates.

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

As of December 31, 2013, the Company held one South Carolina Student Loan Corporation auction rate security with a face amount of $1.2 million. During the second quarter of 2013, the South Carolina Student Loan Corporation made a tender and exchange offer with regards to these auction rate securities with the provision that 50% of the security holders were required to accept the tender offer in order for it to be consummated. The tender offer was not accepted by the required 50% of security holders. As a result of the tender and exchange offer, the Company determined that the value of this auction rate security was other than temporarily impaired. The market value of the security was estimated based on Level 3 inputs (refer to Note 4 to the Consolidated Financial Statements in Item 8 of this Form 10-K). The Company recognized an other-than-temporary impairment charge of $288 thousand in income to reduce the carrying value to $912 thousand. In the first quarter of 2014, the Company sold the auction rate security for $912 thousand.

The Company seeks to diversify its assets to minimize risk by maintaining a large portion of its investment portfolio in securities issued by states and political subdivisions. Many of these types of securities also provide tax benefits. Mortgage-backed securities and collateralized mortgage obligations held in the investment portfolio are solely issued by agencies of the U.S. government. The Company owns no derivatives, and participates in no hedging activities.

For more information on the Company’s investment portfolio, please refer to Note 4 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Investment Maturities and Average Yields As of December 31, 2014
(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years

U.S. Government and Agencies:
Book Value	$1,016	$11,318	$4,118	$517
Market Value	1,015	11,309	4,124	517
Weighted average yield	0.80%	1.37%	2.03%	2.62%
States and Municipal Obligations:
Book Value	$2,318	$8,854	$9,753	$2,410
Market Value	2,327	8,912	9,765	2,397
Weighted average yield	2.20%	2.01%	3.40%	3.90%
Certificates of Deposit:
Book Value	$744	$1,488	$—	$—
Market Value	746	1,492	—	—
Weighted average yield	0.87%	1.86%	0.00%	0.00%
Restricted Securities:
Book Value	$—	$—	$—	$2,430
Market Value	—	—	—	2,430
Weighted average yield	0.00%	0.00%	0.00%	1.07%
Total Securities:
Book Value	$4,078	$21,660	$13,871	$5,357
Market Value	4,088	21,713	13,889	5,344
Weighted average yield	1.61%	1.67%	2.99%	2.49%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

During 2014, average total deposits increased 1.0% to $273.7 million as compared to average total 2013 deposits of $271.1 million. Average non-interest bearing demand deposits increased 10.3%, average NOW accounts increased 2.1%, average savings accounts decreased 4.8%, average money market deposits increased 7.2% and average time deposits decreased 3.6%. The decline in interest-bearing deposits and increase in non-interest-bearing deposits results in improved deposit mix to less costly funds.

Average Deposits and Rates
Years Ended December 31,	2014		2013		2012
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$59,551	0.00%	$54,012	0.00%	$46,530	0.00%

Interest bearing Deposits:
NOW Accounts	42,258	0.15%	41,394	0.18%	39,020	0.22%
Regular Savings	43,416	0.16%	45,625	0.19%	47,138	0.36%
Money Market Deposit Accounts	30,187	0.42%	28,147	0.50%	23,820	0.63%
Time Deposits - Retail
CD’s $100,000 or more	44,879	1.75%	45,729	2.21%	51,010	2.29%
CD’s less than $100,000	51,230	1.54%	56,174	1.87%	62,516	2.04%
Time Deposits - Wholesale	2,154	0.44%	—	0.00%	—	0.00%

Total Interest bearing Deposits	214,124	0.86%	217,069	1.09%	223,504	1.28%

Total Average Deposits	$273,675	0.67%	$271,081	0.87%	$270,034	1.04%

Maturity Schedule of Time Deposits of $100,000 and over
As of December 31,	2014	2013	2012
(In thousands)
3 months or less	$6,429	$4,277	$2,192
3-6 months	2,481	2,457	1,246
6-12 months	17,005	8,869	4,627
Over 12 months	30,775	28,417	39,888

Totals	$56,690	$44,020	$47,953

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with a variety of stock offerings or through earnings. Management believes the capital level at December 31, 2014, is sufficient to support growth and acquisition opportunities.

The parent company obtains its operating funds primarily through management fees paid by the Bank and Trust Company. The parent company could also receive dividends from its subsidiaries.

During 2014 and 2013, the Bank was required to maintain minimum amounts of capital per Federal Reserve capital guidelines. The minimum Total Capital to Risk Weighted Assets ratio was 8.0%, the minimum Tier 1 Capital to Risk Weighted Assets ratio was 4.0% and the minimum Tier 1 Capital to Adjusted Average Assets ratio (Leverage ratio) was 4.0%. As of December 31, 2014, the Bank maintained these ratios at 13.30%, 12.13%, and 9.07%, respectively. At year-end 2013, these ratios were 14.01%, 12.78%, and 9.20%, respectively. For more detailed information, refer to Note 16 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Total capital, before accumulated other comprehensive income, grew by 4.8% to $40.2 million as of December 31, 2014 as compared to $38.3 million as of December 31, 2013. Accumulated other comprehensive loss was $921 thousand as of December 31, 2014 compared to accumulated other comprehensive loss of $1.2 million as of December 31, 2013, which is due primarily to an increase in unrealized gains on securities offset by a reduction in actuarial losses on the Company’s pension and post-retirement benefit plan assets.

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

At December 31, 2014, liquid assets totaled $45.8 million or 11.7% of total assets, down from $42.8 million and 12.9% at December 31, 2013. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains federal funds lines with regional banks totaling approximately $20.3 million. In addition, the Bank has total borrowing capacity with the FHLB of $77.6 million, with $38.6 million immediately available as of December 31, 2014.

The table below presents selected information on short-term borrowings:

(Dollars in Thousands)
Years Ended December 31,	2014	2013	2012

Balance outstanding at year-end	$6,012	$9,118	$6,460
Maximum balance at any month end during the year	9,164	11,355	9,269
Average balance for the year	7,538	8,482	6,100
Weighted average rate for the year	0.12%	0.19%	0.26%
Weighted average rate on borrowings at year end	0.12%	0.11%	0.23%
Estimated fair value at year end	$6,012	$9,118	$6,460

The impact of contractual obligations includes six FHLB advances and time deposits. With regards to the FHLB advances, one is for $10.0 million, which was restructured during the second quarter of 2013 to extend the maturity and reduce the interest rate from 4.23% to a three month LIBOR-based hybrid floating rate advance, and matures in April 2020. Another adjustable rate advance is for $5.0 million and matures in May 2015. There are two $5.0 million fixed rate advances with a rate of 0.26% which mature in June 2015. The fifth is a fixed rate advance for $5.0 million at 0.30% which matures in October 2015, and the sixth is a fixed rate advance for $5.0 million at 0.47% which matures in April 2016. For details on these advances, please refer to Note 14 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Time deposits mature as follows: 2015 - $56.7 million; 2016 - $45.3 million; 2017 - $8.8 million; 2018 - $4.4 million; and 2019 and thereafter - $6.6 million. Refer to Note 9 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of December 31, 2014:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
FHLB advances	$35,000	$30,000	$5,000	$—	$—
Securities sold under repurchase agreements (1)	6,012	6,012	—	—	—
Operating leases	486	149	241	96	—

Total	$41,498	$36,161	$5,241	$96	$—

Note:

(1)	Refer to Note 2 to the Consolidated Financial Statements

As of December 31, 2014, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on our liquidity. As of December 31, 2014, the Company has no material commitments or long-term debt for capital expenditures.

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

Off Balance Sheet Arrangements
	December 31, 2014	December 31, 2013	December 31, 2012
(In thousands)
Total Loan Commitments Outstanding	$36,443	$37,279	$30,459
Standby-by Letters of Credit	355	329	359

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market areas, acquisitions and dispositions, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included on the pages indicated:

Bay Banks of Virginia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Bay Banks of Virginia, Inc.

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Asheville, North Carolina

March 25, 2015

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
(Dollars in thousands)
ASSETS
Cash and due from banks	$6,181	$6,789
Interest-bearing deposits	14,784	8,900
Federal funds sold	119	120
Securities available-for-sale, at fair value	42,604	38,522
Restricted securities	2,430	1,638
Loans receivable, net of allowance for loan losses of $3,205 and $2,925	295,242	247,912
Loans held for sale	—	196
Premises and equipment, net	11,882	10,620
Accrued interest receivable	1,197	1,124
Other real estate owned, net	2,791	3,897
Bank owned life insurance	7,348	5,129
Goodwill	2,808	2,808
Mortgage servicing rights	596	579
Other assets	2,504	2,901

Total assets	$390,486	$331,135

LIABILITIES
Noninterest-bearing deposits	$63,308	$57,805
Savings and interest-bearing demand deposits	122,502	114,056
Time deposits	121,775	96,486

Total deposits	307,585	268,347

Securities sold under repurchase agreements	6,012	9,118
Federal Home Loan Bank advances	35,000	15,000
Other liabilities	2,651	1,534

Total liabilities	351,248	293,999

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,817,856 and 4,817,856 shares, respectively)	24,089	24,089
Additional paid-in capital	2,777	2,757
Retained earnings	13,293	11,463
Accumulated other comprehensive loss, net	(921)	(1,173)

Total shareholders’ equity	39,238	37,136

Total liabilities and shareholders’ equity	$390,486	$331,135

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(Dollars in thousands, except share and per share amounts)	2014	2013
INTEREST INCOME
Loans, including fees	$13,352	$12,617
Securities:
Taxable	382	448
Tax-exempt	375	326
Federal funds sold	—	1
Interest-bearing deposit accounts	23	56

Total interest income	14,132	13,448

INTEREST EXPENSE
Deposits	1,842	2,368
Federal funds purchased	1	—
Securities sold under repurchase agreements	9	16
FHLB advances	345	450

Total interest expense	2,197	2,834

Net interest income	11,935	10,614

Provision for loan losses	611	776

Net interest income after provision for loan losses	11,324	9,838

NON-INTEREST INCOME
Income from fiduciary activities	831	698
Service charges and fees on deposit accounts	974	1,076
VISA-related fees	255	830
Other service charges and fees	1,100	1,130
Secondary market lending fees	451	1,164
Bank owned life insurance income	219	129
Net (losses) gains on sale of securities available for sale	(25)	284
Loss on securities with other-than-temporary impairment	—	(288)
Other real estate losses	(327)	(563)
Net gains on the sale of fixed assets	137	165
Other income	66	101

Total non-interest income	3,681	4,726

NON-INTEREST EXPENSES
Salaries and employee benefits	6,458	6,414
Occupancy expense	1,492	1,331
Software maintenance	524	505
Bank franchise tax	189	171
VISA expense	170	708
Telephone expense	210	196
FDIC assessments	247	397
Foreclosure property expense	131	124
Consulting expense	329	222
Other expense	2,868	2,875

Total non-interest expenses	12,618	12,943

Net income before income taxes	2,387	1,621

Income tax expense	557	399

Net income	$1,830	$1,222

Basic Earnings Per Share
Average basic shares outstanding	4,818,377	4,816,859
Earnings per share, basic	$0.38	$0.25

Diluted Earnings Per Share
Average diluted shares outstanding	4,829,581	4,819,343
Earnings per share, diluted	$0.38	$0.25

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the twelve months ended December 31,
(Dollars in thousands)	2014	2013

Net income	$1,830	$1,222
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,242	(1,618)
Deferred tax (expense) benefit	(422)	550
Reclassification of net securities losses (gains) and impairments recognized in net income	25	(4)
Deferred tax (expense) benefit	(9)	1

Unrealized gains (losses) adjustment, net of tax	836	(1,071)

Defined benefit pension plan:
Net pension (loss) gain	(792)	20
Deferred tax benefit (expense)	270	(7)
Reclassification of pension expense	37	204
Deferred tax benefit	(13)	(69)

Defined benefit pension plan adjustment, net of tax	(498)	148

Post retirement benefit plan:
Net postretirement (loss) gain	(130)	190
Deferred tax benefit (expense)	44	(64)
Reclassification of postretirement expense	—	7
Deferred tax benefit	—	(2)

Post retirement benefit plan adjustment, net of tax	(86)	131

Total other comprehensive income (loss)	252	(792)

Comprehensive income	$2,082	$430

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(Dollars in thousands, except share data or amounts)

Balance January 1, 2013	4,810,856	$24,054	$2,670	$10,241	$(380)	$36,585
Net income	—	—	—	1,222	—	1,222
Other comprehensive loss	—	—	—	—	(793)	(793)
Stock compensation expense	7,000	35	87	—	—	122

Balance December 31, 2013	4,817,856	24,089	2,757	11,463	(1,173)	37,136
Net income	—	—	—	1,830	—	1,830
Other comprehensive income	—	—	—	—	252	252
Stock compensation expense	—	—	20	—	—	20

Balance December 31, 2014	4,817,856	$24,089	$2,777	$13,293	$(921)	$39,238

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$1,830	$1,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	792	755
Net amortization and accretion of securities	363	391
Provision for loan losses	611	776
Stock compensation expense	20	122
Deferred income tax benefit	58	259
Loss (gain) on securities available-for-sale	25	(284)
Loss on securities with other-than-temporary impairment	—	288
Increase in OREO valuation allowance	235	300
Loss on sale of other real estate	92	263
Gain on disposal of fixed assets	(137)	(165)
Mortgage servicing rights	(17)	(579)
Loan originations for sale to FNMA	(10,503)	(21,431)
Loan sales to FNMA	10,951	22,025
Gain on loans sold to FNMA	(252)	(391)
Increase in cash surrender value of life insurance	(219)	(129)
Decrease (increase) in accrued income and other assets	246	(67)
(Decrease) increase in other liabilities	(92)	377

Net cash provided by operating activities	4,003	3,732

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	4,529	3,951
Proceeds from sales and calls of available-for-sale securities	3,810	9,433
Purchase of bank owned life insurance	(2,000)	(5,000)
Purchases of available-for-sale securities	(11,542)	(17,224)
Purchases of restricted securities	(792)	(54)
Decrease (increase) in federal funds sold	1	(72)
Loan (originations) and principal collections, net	(47,533)	(15,417)
Purchase of other assets	—	(771)
Proceeds from sale of other real estate	371	1,189
Improvements to other real estate	—	(22)
Purchases of premises and equipment	(2,014)	(538)
Proceeds from the sale of premises and equipment	311	727

Net cash used in investing activities	(54,859)	(23,798)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	13,949	3,438
Net increase (decrease) in time deposits	25,289	(10,266)
Net (decrease) increase in securities sold under repurchase agreements	(3,106)	2,659
Increase in Federal Home Loan Bank advances	20,000	—

Net cash provided by (used in) financing activities	56,132	(4,169)

Net increase (decrease) in cash and due from banks	5,276	(24,235)
Cash and due from banks at beginning of period	15,689	39,924

Cash and due from banks at end of period	$20,965	$15,689

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,215	$2,824

Income taxes	351	338

Non-cash investing and financing:
Unrealized gain (loss) on investment securities	1,268	(1,623)

Change in fair value of pension and post-retirement obligation	(885)	422

Loans transferred to other real estate owned	197	2,476

Loans originated to facilitate sale of OREO	605	328

Changes in deferred taxes resulting from OCI transactions	(130)	408

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Presentation

Organization. Bay Banks of Virginia, Inc. (the “Company”) is a bank holding company that conducts substantially all of its operations through its subsidiaries.

The Bank of Lancaster (the “Bank”) is a state-chartered bank and a member of the Federal Reserve System. It serves businesses, professionals and consumers on the Northern Neck and Middle Peninsulas of Virginia and the Greater Richmond, Virginia market. The Bank has branch offices in the Virginia counties of Chesterfield, Henrico, Lancaster, Northumberland, Richmond, Westmoreland, and in the City of Richmond, Virginia plus a residential mortgage loan production office in Middlesex County, Virginia. Each branch office offers a full range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest bearing. The majority of the Bank’s loan portfolio is secured by real estate.

Bay Trust Company (the “Trust Company”) provides management services for personal and corporate trusts, including estate planning, estate settlement, and trust administration from its main office in Kilmarnock, Virginia. Products include revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment management accounts and managed, as well as self-directed, rollover Individual Retirement Accounts.

Basis of Presentation. The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc. and its subsidiaries, Bank of Lancaster and Bay Trust Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2.	Significant Accounting Policies

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the measurement of fair value of foreclosed real estate, deferred taxes, impairment testing of goodwill, projected pension and post-retirement obligations and fair value measurements.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, all of which mature within ninety days.

Interest-bearing deposits in banks

Interest-bearing deposits in banks are carried at cost and include deposits with the Federal Reserve Bank of Richmond, which mature within one year.

Securities

Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available-for-sale, or trading, based on management’s intent. Currently, all of the Company’s investment securities are classified as available-for-sale. Securities available-for-sale are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. A gain or loss is recognized in earnings on the settlement date based on the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income via amortization or accretion, respectively, using the interest method over the terms of the securities.

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

All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. Any interest received on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Generally, a loan is returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or it becomes well secured and in the process of collection.

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

Special Mention – Adverse trends in the borrower’s financial position are evident and warrant management’s close attention and any collateral may not be fully adequate to secure the loan balance.

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

Construction and development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor may face financial pressure unrelated to the project. Loans secured by land, farmland and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate which may depreciate over time. Consumer loans carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by divorce, unemployment, personal illness or bankruptcy of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral. Consumer loans include credit cards which are unsecured.

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

For a number of years, the Bank retained the servicing for mortgages it had originated and sold to a third party. Prior to 2013, the Bank had not recorded the MSRs asset at the time of the sales of mortgages to the third party. The cumulative effect of the MSRs asset was recognized in the third quarter of 2013. The overstatement of income in 2013 of approximately $215,000 after tax ($325,000 pre-tax adjusted at a 34% tax rate) or approximately $0.04 per basic and diluted earnings per share represents the fair value of servicing rights retained prior to 2013.

The Company has evaluated this uncorrected misstatement in consideration and accordance with the guidance from Staff Accounting Bulletin 99 and 108, in order to determine whether it is material to the financial statements taken as a whole. The Company’s evaluation process included consideration of the nature, cause, amount and effect of the misstatement from both a quantitative and qualitative perspective.

It is management’s judgment that the adjustment to the 2013 financial statements for MSRs, related to 2012 and prior, was not material to the 2013 balance sheet, results of operations and cash flows taken as a whole.

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

Other real estate owned, net

Real estate properties acquired through, or in lieu of, loan foreclosure are marketed for sale and are initially recorded at fair value on the date of foreclosure less estimated selling costs, thereby establishing a new cost basis. After acquisition, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in expenses from foreclosed assets and changes in the valuation allowance are included in other real estate gains (losses).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the statements of income. The Company had no liabilities for recognized tax benefits at December 31, 2014 or 2013.

The Company evaluates its deferred tax assets quarterly to determine if those assets will be recovered and if a valuation allowance is needed. At December 31, 2014, the Company determined no valuation allowance related to its deferred tax assets was necessary.

Pension benefits

The Company has a non-contributory cash balance benefit pension plan which was frozen in 2012. The plan covers employees who had become vested in the plan by the date it was frozen. The balances for those employees in the plan receive interest credits.

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

Significant group concentration of credit risk

Most of the Company’s business activity is with customers located in the counties of Lancaster, Northumberland, Richmond, Westmoreland, Middlesex and Henrico, Virginia. The Company makes residential, commercial and consumer loans and a significant amount of the loan portfolio is comprised of real estate mortgage loans, which are primarily secured by single-family residences. The adequacy of collateral on real estate mortgage loans is highly dependent on changes in real estate values.

Advertising

Advertising costs are expensed as incurred and totaled $237 thousand and $175 thousand for the years ended December 31, 2014 and 2013, respectively.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses on securities available-for-sale and changes in the actuarial gain or loss of the pension and postretirement plans. The cumulative position of the items in comprehensive income resides in shareholders’ equity as accumulated other comprehensive income. Refer to Note 24.

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

The Company has goodwill relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at December 31, 2014 and 2013, as reflected on the consolidated balance sheets, was $2.8 million. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Goodwill is tested annually for impairment. The test performed using financial information as of September 30, 2014 found no impairment. No events occurred between the date of our annual test and December 31, 2014 that would indicate the existence of impairment.

Note 4.	Investment Securities

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
Available-for-sale securities December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$16,969	$33	$(37)	$16,965
State and municipal obligations	23,335	226	(160)	23,401
Certificates of deposits	2,232	8	(2)	2,238

	$42,536	$267	$(199)	$42,604

Available-for-sale securities December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$9,383	$11	$(86)	$9,308
State and municipal obligations	27,690	109	(1,242)	26,557
Certificates of deposits	1,736	9	—	1,745
Auction rate security	912	—	—	912

	$39,721	$129	$(1,328)	$38,522

The cost of securities sold is based on actual net cost. Gross realized gains and gross realized losses, as well as proceeds on sales and calls of securities, were as follows:

	For the years ended December 31,
(Dollars in thousands)	2014	2013
Gross realized gains	$8	$285
Gross realized losses	(33)	(1)

Net realized (losses) gains	$(25)	$284

Aggregate proceeds	$3,810	$9,433

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2014 are shown below:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,078	$4,087
Due after one year through five years	21,660	21,713
Due after five through ten years	13,871	13,889
Due after ten years	2,927	2,915

	$42,536	$42,604

Average yields (taxable equivalent) on securities were 2.40% and 2.31% for the years ended December 31, 2014 and 2013, respectively.

Securities with a market value of $8.5 million and $12.9 million at December 31, 2014 and 2013, respectively, were pledged as collateral for public deposits, repurchase agreements and for other purposes as required by law.

Securities in an unrealized loss position at December 31, 2014 and 2013, by duration of the unrealized loss, are shown below. With the exception of the auction rate security as of December 31, 2013, the unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. All amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at December 31, 2014 included 29 municipals, 13 federal agencies and three certificates of deposit. Bonds with unrealized loss positions at December 31, 2013 included 50 municipal securities and 15 federal agency securities.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,499	$4	$3,532	$33	$5,031	$37
States and municipal obligations	412	5	9,006	155	9,418	160
Certificates of deposit	742	2	—	—	742	2

Total temporarily impaired securities	$2,653	$11	$12,538	$188	$15,191	$199

	Less than 12 months		12 months or more		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$4,808	$66	$1,462	$20	$6,270	$86
States and municipal obligations	14,255	1,120	2,306	122	16,561	1,242

Total temporarily impaired securities	$19,063	$1,186	$3,768	$142	$22,831	$1,328

The following table summarizes cumulative credit-related other-than temporary impairment losses recognized on the one auction rate security held by the Company (no other-than-temporary-impairment was recognized for the years ended December 31, 2014):

(Dollars in thousands)	For the year ended December 31, 2014	For the year ended December 31, 2013
Balance, beginning of the period	$288	$—
Impairment losses recognized during the period	—	288
Realized losses from sales	(288)	—

Balance, end of period	$—	$288

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

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million and $1.1 million at December 31, 2014 and December 31, 2013, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $382 thousand at both December 31, 2014 and December 31, 2013. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter relations to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 5.	Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	December 31, 2014	December 31, 2013

Mortgage loans on real estate:
Construction, Land and Land Development	$43,048	$31,839
Farmland	1,128	1,262
Commercial Mortgages (Non-Owner Occupied)	20,534	14,626
Commercial Mortgages (Owner Occupied)	33,326	34,177
Residential First Mortgages	135,267	114,458
Residential Revolving and Junior Mortgages	25,400	24,045
Commercial and Industrial loans	34,002	23,938
Consumer Loans	5,349	5,986

Total loans	298,054	250,331
Net unamortized deferred loans costs	393	506
Allowance for loan losses	(3,205)	(2,925)

Loans, net	$295,242	$247,912

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by 90 days or more is generally placed on nonaccrual, unless it is both well secured and in the process of collection.

(Dollars in thousands)	30-89 Days	90 Days or More Past Due and		Total Past Due and		Total
December 31, 2014	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$64	$—	$669	$733	$42,315	$43,048
Farmland	—	—	—	—	1,128	1,128
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	20,534	20,534
Commercial Mortgages (Owner Occupied)	—	—	566	566	32,760	33,326
Residential First Mortgages	1,270	—	359	1,629	133,638	135,267
Residential Revolving and Junior Mortgages	6	—	31	37	25,363	25,400
Commercial and Industrial	96	—	228	324	33,678	34,002
Consumer Loans	66	14	101	181	5,168	5,349

Total	$1,502	$14	$1,954	$3,470	$294,584	$298,054

December 31, 2013	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$65	$—	$854	$919	$30,920	$31,839
Farmland	—	—	—	—	1,262	1,262
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	14,626	14,626
Commercial Mortgages (Owner Occupied)	—	—	427	427	33,750	34,177
Residential First Mortgages	668	—	1,083	1,751	112,707	114,458
Residential Revolving and Junior Mortgages	108	—	76	184	23,861	24,045
Commercial and Industrial	16	—	311	327	23,611	23,938
Consumer Loans	60	19	3	82	5,904	5,986

Total	$917	$19	$2,754	$3,690	$246,641	$250,331

Note 6.	Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
For the Twelve Months Ended December 31, 2014

Beginning Balance	$2,465	$256	$204	$2,925
(Charge-offs)	(313)	—	(79)	(392)
Recoveries	36	—	25	61
Provision	590	67	(46)	611

Ending Balance	$2,778	$323	$104	$3,205

Individually evaluated for impairment	$665	$—	$11	$676
Collectively evaluated for impairment	2,113	323	93	2,529

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer and other Loans	Total
For the Twelve Months Ended December 31, 2013
Beginning Balance	$2,572	$262	$260	$3,094
(Charge-offs)	(879)	(17)	(132)	(1,028)
Recoveries	68	1	14	83
Provision	704	10	62	776

Ending Balance	$2,465	$256	$204	$2,925

Individually evaluated for impairment	$634	$—	$33	$667
Collectively evaluated for impairment	1,831	256	171	2,258

Loan receivables evaluated for impairment individually and collectively by segment as of December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	Mortgage Loans	Commercial and	Consumer
As of December 31, 2014	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$6,842	$—	$16	$6,858
Collectively evaluated for impairment	251,861	34,002	5,333	291,196

Total Gross Loans	$258,703	$34,002	$5,349	$298,054

As of December 31, 2013
Individually evaluated for impairment	$6,306	$311	$39	$6,656
Collectively evaluated for impairment	214,101	23,627	5,947	243,675

Total Gross Loans	$220,407	$23,938	$5,986	$250,331

Internal risk rating grades are shown in the following table.

(Dollars in thousands)	Construction, Land and Land		Commercial Mortgages (Non-Owner	Commercial Mortgages (Owner	Commercial and
As of December 31, 2014	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$34,913	$1,128	$16,426	$23,967	$31,041	$107,475
Watch	5,649	—	3,770	4,430	2,492	16,341
Special mention	1,403	—	—	2,789	154	4,346
Substandard	1,083	—	338	2,140	315	3,876
Doubtful	—	—	—	—	—	—

Total	$43,048	$1,128	$20,534	$33,326	$34,002	$132,038

As of December 31, 2013	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$25,616	$1,262	$9,083	$23,984	$20,309	$80,254
Watch	3,493	—	5,204	7,429	2,743	18,869
Special mention	1,416	—	—	1,001	487	2,904
Substandard	1,314	—	339	1,763	399	3,815
Doubtful	—	—	—	—	—	—

Total	$31,839	$1,262	$14,626	$34,177	$23,938	$105,842

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

(Dollars in thousands)	Residential	Residential Revolving
As of December 31, 2014	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (1)	Mortgages (2)	Loans (3)	Total
Performing	$134,908	$25,369	$5,234	$165,511
Nonperforming	359	31	115	505

Total	$135,267	$25,400	$5,349	$166,016

As of December 31, 2013	Residential First	Residential Revolving and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (4)	Mortgages (5)	Loans (6)	Total
Performing	$113,375	$23,969	$5,964	$143,308
Nonperforming	1,083	76	22	1,181

Total	$114,458	$24,045	$5,986	$144,489

Notes:

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.1 million as of December 31, 2014.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $219 thousand as of December 31, 2014.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $1 thousand as of December 31, 2014.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.6 million as of December 31, 2013.

(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $216 thousand as of December 31, 2013.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $9 thousand as of December 31, 2013.

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of December 31, 2014 and 2013, along with the average recorded investment and interest income recognized for the years ended December 31, 2014 and 2013.

(Dollars in thousands)	As of December 31, 2014			As of December 31, 2013
IMPAIRED LOANS
	Recorded	Customers’ Unpaid	Related	Recorded	Customers’ Unpaid	Related
With no related allowance:	Investment	Principal Balance	Allowance	Investment	Principal Balance	Allowance
Construction, land and land development	$450	$452	$—	$453	$453	$—
Residential First Mortgages	1,568	1,584	—	1,053	1,057	—
Residential Revolving and Junior Mortgages (1)	50	50	—	—	—	—
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,887	1,916	—	1,831	1,840	—
Commercial and Industrial	—	—	—	311	311	—
Consumer (2)	5	5	—	—	—	—

	4,224	4,271	—	3,912	3,925	—

With an allowance recorded:
Construction, land and land development	277	292	144	151	156	51
Residential First Mortgages	2,173	2,173	437	2,198	2,198	409
Residential Revolving and Junior Mortgages (1)	173	173	84	251	879	173
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	—	105	105	1
Commercial and Industrial	—	—	—	—	—	—
Consumer (2)	11	11	11	39	39	33

	2,634	2,649	676	2,744	3,377	667

Total Impaired Loans:
Construction, land and land development	727	744	144	604	609	51
Residential First Mortgages	3,741	3,757	437	3,251	3,255	409
Residential Revolving and Junior Mortgages (1)	223	223	84	251	879	173
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,887	1,916	—	1,936	1,945	1
Commercial and Industrial	—	—	—	311	311	—
Consumer (2)	16	16	11	39	39	33

	$6,858	$6,920	$676	$6,656	$7,302	$667

Notes:

(1)	Junior mortgages include equity lines.
(2)	includes credit cards.

	For the Year Ended		For the Year Ended
	December 31, 2014		December 31, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance:
Construction, land and land development	$451	$3	$189	$1
Residential First Mortgages	1,148	49	678	48
Residential Revolving and Junior Mortgages (1)	10	—	—	—
Commercial Mortgages (Non-owner occupied)	264	16	106	8
Commercial Mortgages (Owner occupied)	1,911	79	1,092	56
Commercial and Industrial	—	—	62	—
Consumer (2)	6	—	—	—

	3,790	147	2,127	113

With an allowance recorded:
Construction, land and land development	168	4	30	—
Residential First Mortgages	2,184	100	1,916	108
Residential Revolving and Junior Mortgages (1)	174	9	254	8
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	—	—	21	2
Commercial and Industrial	—	—	—	—
Consumer (2)	24	2	60	5

	2,550	115	2,281	123

Total
Construction, land and land development	619	7	219	1
Residential First Mortgages	3,332	149	2,594	156
Residential Revolving and Junior Mortgages (1)	184	9	254	8
Commercial Mortgages (Non-owner occupied)	264	16	106	8
Commercial Mortgages (Owner occupied)	1,911	79	1,113	58
Commercial and Industrial	—	—	62	—
Consumer (2)	30	2	60	5

	$6,340	$262	$4,408	$236

Notes:

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At December 31, 2014 and 2013, non-accruing loans excluded from impaired loan disclosure totaled $663 thousand and $724 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $32 thousand and $23 thousand during the years ended December 31, 2014 and 2013, respectively.

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the years ended December 31, 2014 and 2013.

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Recorded Investment	Recorded Investment	Number of Loans	Recorded Investment	Recorded Investment
Construction, land and land development (1)	2	$282	$277	3	$196	$196
Residenital first mortages (2)	—	—	—	1	207	204
Residential revolving and junior mortgages (1)	1	50	50	—	—	—
Commercial mortgages (Owner occupied) (1)	—	—	—	2	263	263
Consumer (2)	—	—	—	1	8	7

Notes:

(1)	Modifications were an extention of the loan terms.
(2)	Modifications were capitalization of the interest.

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential first mortgages	—	$—	1	$106
Residential revolving and junior mortgages	1	75	—	—
Commerical mortgages (Owner occupied)	2	255	—	—

Of the TDRs restructured in 2014 and 2013 which did not subsequently default, all are performing. Of the three loans that defaulted, one loan in the amount of $75 thousand was charged-off in 2014. There were 14 TDRs with an aggregate balance of $2.5 million outstanding as of both December 31, 2014 and December 31, 2013.

Note 7.	Other Real Estate Owned, Net

OREO is presented net of a valuation allowance for losses. An analysis of the valuation allowance on OREO is shown below.

	Years ended
(Dollars in thousands)	2014	2013
Balance, beginning of year	$538	$562
Provision for losses	235	300
Charge-offs	(147)	(324)

Balance, end of period	$626	$538

Expenses applicable to OREO include the following:

	Years ended
(Dollars in thousands)	2014	2013
Net loss on sales of real estate	$92	$263
Provision for losses	235	300
Operating expenses, net of income	131	124

Total expenses	$458	$687

The following table details the properties included in OREO as of December 31, 2014 and December 31, 2013. There was one collateralized consumer residential mortgage loan with a balance of $129 thousand in the process of foreclosure as of December 31, 2014. The Company accepted a deed in lieu of foreclosure on this property in January 2015.

	As of December 31, 2014		As of December 31, 2013
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	10	$1,559	11	$2,442
Land lots	13	587	14	684
Convenience store	2	234	2	239
Restaurant	1	107	1	107
Commerical properties	1	304	2	425

Total	27	$2,791	30	$3,897

Included in other assets as of December 31, 2014, is one residential property purchased in 2013 from a related party with a value of $771 thousand. Included in other assets as of December 31, 2013, were two properties with a total value of $983 thousand, a former branch office and one residential property, which was purchased from a related party. The branch was sold in 2014.

Note 8.	Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2014 and 2013 were as follows:

	2014	2013
(Dollars in thousands)
Land and improvements	$2,004	$1,998
Buildings and improvements	13,032	11,764
Furniture and equipment	9,703	8,882

Total cost	24,739	22,644
Less accumulated depreciation	(12,857)	(12,024)

Premises and equipment, net	$11,882	$10,620

Depreciation expense for the years ended December 31, 2014 and 2013 totaled $792 thousand and $755 thousand, respectively.

Note 9.	Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2014 and 2013 was $16.5 million and $7.0 million, respectively.

At December 31, 2014, the scheduled maturities of time deposits are as follows (in thousands):

2015	$56,739
2016	45,267
2017	8,843
2018	4,369
2019	6,543
Thereafter	14

$121,775

At December 31, 2014 and 2013, overdraft demand deposits reclassified to loans totaled $85 thousand and $91 thousand, respectively.

At December 31, 2014 and 2013, the Company had brokered deposits of $8.0 million and none, respectively.

Note 10.	Employee Benefit Plans

The Company has a non-contributory, cash balance pension plan for employees who were vested in the plan as of December 31, 2012 when it was frozen. Each participant’s account balance grows based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company sponsors a postretirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The postretirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses.

The following tables provide the reconciliation of changes in the benefit obligations and fair value of assets and a statement of funded status for the pension plan and postretirement plan of the Company. In 2014, the $755 thousand net loss related to pension benefits and the $130 thousand net loss related to post-retirement benefits was primarily due to the increase in the discount rate assumption to 5% in 2014 from 4% in 2013 and longer assumed lives of participants resulting from updated mortality tables for 2014.

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation, beginning of year	$2,737	$2,854	$607	$759
Service cost	—	—	15	23
Interest cost	142	143	30	30
Actuarial loss (gain)	721	225	130	(190)
Benefit payments	(54)	(478)	(11)	(15)
Settlement gain	—	(7)	—	—

Benefit obligation, end of year	3,546	2,737	771	607

Change in plan assets
Fair value of plan assets, beginning of year	2,820	2,845	—	—
Actual return on plan assets	131	453	—	—
Employer contributions	—	—	11	15
Benefits payments	(54)	(478)	(11)	(15)

Fair value of plan assets, end of year	2,897	2,820	—	—

Funded status at the end of the year	$(649)	$83	$(771)	$(607)

Amounts recognized in accumulated other comprehensive loss (income)
Net loss (gain)	$1,380	$625	$83	$(47)
Prior service cost	—	—	—	—
Net obligation at transition	—	—	—	—

Amount recognized	$1,380	$625	$83	$(47)

Components of net periodic benefit cost (gain)
Service cost	$—	$—	$15	$23
Interest cost	142	143	30	30
Expected (return) on plan assets	(202)	(215)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	—	3
Recognized net loss due to settlement	—	114	—	—
Recognized net actuarial loss	37	90	—	4

Net periodic benefit (gain) cost	(23)	132	45	60

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
Net loss (gain)	755	(224)	130	(194)
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	—	(3)

Total recognized in other comprehensive loss/(income)	755	(224)	130	(197)

Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$732	$(92)	$175	$(137)

	2014	2013	2014	2013
Weighted-average assumptions as of December 31:
Discount rate used for Net Periodic Pension Cost	5.00%	4.00%	5.00%	4.00%
Discount Rate used for Disclosure	4.00%	5.00%	4.00%	5.00%
Expected return on plan assets	7.50%	8.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Rate of compensation increase for net periodic pension cost	N/A	N/A	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	N/A	N/A

The accumulated benefit obligation for the cash balance pension plan was $3.5 million and $2.7 million at December 31, 2014 and 2013, respectively.

Estimated future benefit payments for the pension and postretirement plans are as follows (in thousands):

	Pension	Postretirement
2015	$525	$22
2016	50	24
2017	222	26
2018	38	28
2019	366	31
2020 and thereafter	1,502	190

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

The fair value of the Company’s pension plan assets by asset category are as follows:

(Dollars in thousands)		Fair Value Measurements at December 31, 2014 Using
Description	Balance	Level 1	Level 2	Level 3
Defined benefit plan assets:
Cash and cash equivalents	$4	$4	$—	$—
Mutual funds - fixed income	1,139	1,139	—	—
Mutual funds - equity	1,754	1,754	—	—

Total defined benefit plan assets	$2,897	$2,897	$—	$—

		Fair Value Measurements at December 31, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,070	1,070	—	—
Mutual funds - equity	1,747	1,747	—	—

Total defined benefit plan assets	$2,820	$2,820	$—	$—

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

The Company expects to make no contributions to its pension plan for the 2015 plan year.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits is 8.0% in 2015, 8.0% in 2016, 6.0% in 2017, 6.0% in 2018, and 5.0% in 2019 and thereafter. If assumed health care cost trend rates were increased by one percentage point each year, the accumulated postretirement benefit obligation at December 31, 2014 would be increased by $893 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2014 would be increased by $39. If assumed health care cost trend rates were decreased by one percentage point each year, the accumulated postretirement benefit obligation at December 31, 2014 would be decreased by $838 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2014 would be decreased by $36.

The Company expects to contribute $22,435 to its postretirement plan in 2015. In addition, as of December 31, 2014 and 2013, the Company paid approximately $11 thousand and $15 thousand, respectively, for employees who retired.

401(k) retirement plan. Substantially all employees are eligible to participate in the Company’s 401(k) retirement plan beginning the first of the month following their hire date. Prior to August 14, 2014, employees were eligible to participate in the plan after six months of service. Employees may contribute up to the maximum established by the Internal Revenue Service. The Company matches 100% of the first 2% and 25% of the next 4% of an employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $110 thousand and $97 thousand for the years ended December 31, 2014 and 2013, respectively.

In January 2015, the Company’s Board of Directors approved an increase in the Company’s match. Effective March 9, 2015, the Company will match 100% of the first 3% and 50% of the next 3% of an employee’s contributions.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2014 and 2013, the Company had outstanding loan commitments approximating $36.4 million and $37.3 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2014 and 2013, commitments under outstanding performance stand-by letters of credit aggregated $355 thousand and $329 thousand, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 12.	Restrictions on Cash and Due from Banks

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2014 and 2013, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

Note 13.	Other Borrowings

Securities sold under agreements to repurchase are secured transactions with customers and generally mature the day following the day sold. During 2014 and 2013, the average rates of the repurchase agreements were 0.12% and 0.19%, respectively. Unused lines of credit with nonaffiliated banks, excluding FHLB, totaled $20.3 million as of both December 31, 2014 and 2013. Draws upon these lines have time limits varying from two to four consecutive weeks. The banks providing these lines can change the interest rates on these lines daily. The lines renew annually and are tested periodically each year.

Note 14.	FHLB

On December 31, 2014, the Bank had FHLB debt consisting of six advances (see table below). The $10 million advance was restructured during the second quarter of 2013 to extend the maturity and reduce the interest rate from 4.23% to a three month LIBOR-based hybrid floating rate advance. A $5 million advance with an interest rate of 2.69% matured in May 2014 and was replaced with a new $5 million three month LIBOR-based floating rate advance. Two $5 million advances were drawn in June 2014 and two $5 million advances were drawn in October 2014, all of which were fixed rate advances.

The six advances are shown in the following table.

Description	Balance	Originated	Current Interest Rate	Maturity Date

Adjustable Rate Hybrid	$10,000,000	4/12/2013	2.61000%	4/13/2020
Adjustable Rate Credit	5,000,000	5/20/2014	0.23185%	5/20/2015
Fixed Rate Credit	5,000,000	6/18/2014	0.26000%	6/18/2015
Fixed Rate Credit	5,000,000	6/26/2014	0.26000%	6/26/2015
Fixed Rate Credit	5,000,000	10/20/2014	0.47000%	4/20/2016
Fixed Rate Credit	5,000,000	10/20/2014	0.30000%	10/20/2015

	$35,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of December 31, 2014, was $38.6 million against a total line of credit of $77.6 million.

As of December 31, 2013, the Company had $15.0 million in FHLB debt outstanding with an average interest rate of 2.48%.

Note 15.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. The Commonwealth of Virginia does not charge an income tax for regulated banking institutions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2010.

The expense for income taxes consisted of the following (in thousands):

Year ended December 31,	2014	2013
Current	$499	$140
Deferred	58	259

	$557	$399

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2014	2013
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	-8.3%	-8.5%
Bank owned life insurance	-3.1%	-2.7%
Other, net	0.7%	1.8%

	23.3%	24.6%

The components of the net deferred tax assets and liabilities included in other liabilities are as follows (in thousands):

December 31,	2014	2013
Deferred tax assets
Allowance for loan losses	$661	$632
Interest on non-accrual loans	47	40
Mortgage servicing rights	—	197
Other real estate	397	477
Pension plan	222	—
Postretirement benefits	262	206
Deferred compensation	141	114
Stock-based compensation	25	18
Alternative minimum tax credit	—	96
Unrealized losses on available-for-sale securities	—	408
Other	11	3

Total deferred tax assets	1,766	2,191

Deferred tax liabilities
Unrealized gains on available-for-sale securities	(23)	—
Pension plan	—	(27)
Depreciation	(218)	(276)
Amortization of goodwill	(928)	(896)
Net deferred loan fees and costs	(134)	(172)
Other	(67)	(64)

Total deferred tax (liabilities)	(1,370)	(1,435)

Net deferred tax assets	$396	$756

Note 16.	Regulatory Requirements and Restrictions

One source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval from the Bank’s regulators.

The Company (on a consolidated basis) and Bank are subject to various regulatory capital requirements administered by the Commonwealth of Virginia and Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank during 2014 to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2014, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized on such date, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013, are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$41,445	15.02%	$22,074	8.00%	N/A	N/A
Bank of Lancaster	36,446	13.30%	21,927	8.00%	$27,409	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,240	13.86%	11,037	4.00%	N/A	N/A
Bank of Lancaster	33,241	12.13%	10,964	4.00%	$16,445	6%

Tier 1 Capital (to Average Assets)
Consolidated	38,240	10.35%	14,770	4.00%	N/A	N/A
Bank of Lancaster	33,241	9.07%	14,664	4.00%	$18,329	5%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$39,322	16.38%	$19,211	8.00%	N/A	N/A
Bank of Lancaster	33,419	14.01%	19,089	8.00%	$23,861	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	36,397	15.16%	9,605	4.00%	N/A	N/A
Bank of Lancaster	30,494	12.78%	9,545	4.00%	$14,317	6%

Tier 1 Capital (to Average Assets)
Consolidated	36,397	10.93%	13,319	4.00%	N/A	N/A
Bank of Lancaster	30,494	9.20%	13,259	4.00%	$16,573	5%

Note 17.	Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated in the ratio to which the covered compensation of each participant bears to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 126,540 allocated shares as of December 31, 2014. Contributions to the plan were $3 thousand in 2014 and zero in 2013. There were no dividends on the Company’s stock held by the ESOP in 2014 and 2013. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 18.	Stock-Based Compensation Plans

On June 28, 2013, the Company registered a new stock-based compensation plan with the Securities and Exchange Commission, which suspended all other plans. There are 378,000 shares available for grant under this plan at December 31, 2014. Unissued shares are generally used for exercises of stock options and restricted stock grants.

Stock-based compensation expense related to stock awards during 2014 and 2013 was $20 thousand and $122 thousand, respectively. There was no unrecognized compensation expense related to stock options as of December 31, 2014. A total of 7,000 options and 89,500 options were granted and vested during 2014 and 2013, respectively. Compensation expense for stock options is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. The expected volatility is based on historical volatility of the Company’s stock price. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The fair value of options granted during 2014 was $2.75. The fair value of options granted during 2013 was $1.03 and $1.08.

The variables used in these calculations of the fair value of the options are as follows:

	For the twelve months ended December 31,
	2014	2013
Risk free interest rate (5 year Treasury)	1.74%	0.86%
Expected dividend yield	0%	3.6%
Expected term (years)	5	5
Expected volatility	51.4%	33.8%

Stock option plan activity for 2014 and 2013 is summarized below:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Shares	Price	Life (in years)	Value (1)

Options outstanding, January 1, 2013	120,617	$9.51	5.4

Granted	89,500	5.25
Forfeited	(11,519)	9.42
Exercised	—	—
Expired	(7,596)	13.80

Options outstanding, December 31, 2013	191,002	7.35	6.8	$14,146

Granted	7,000	5.99
Forfeited	(344)	5.90
Exercised	—	—
Expired	(7,239)	14.65

Options outstanding, December 31, 2014	190,419	$7.02	6.2	$32,718

Options exercisable, December 31, 2014	190,419	$7.02	6.2	$32,718

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on changes in the market value of the Company’s common stock.

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

	For the Years Ended
	December 31, 2014		December 31, 2013
	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,818,377	$0.38	4,816,859	$0.25

Effect of dilutive securities:
Stock options	11,204		2,484

Diluted earnings per share	4,829,581	$0.38	4,819,343	$0.25

For the years ended 2014 and 2013, options on 68,707 and 167,762 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 20.	Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $2.9 million and $2.6 million at December 31, 2014 and 2013, respectively. All such loans, in the opinion of management, were made in the normal course of business on the same terms, including interest rate, collectability and collateral, as those prevailing at the time for comparable transactions.

(Dollars in thousands
Balance, January 1, 2014	$2,606
New loans and extensions to existing loans	573
Repayments and other reductions	(305)

Balance, December 31, 2014	$2,874

Unfunded commitments to extend credit to directors and their related interests were $1.5 million and $2.0 million at December 31, 2014 and 2013, respectively.

The Company also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2014 and 2013 amounted to $374 thousand and $428 thousand, respectively.

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the result of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $5.75 per loan as of December 31, 2014 and $6.00 per loan as of December 31, 2013. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 184% as of December 31, 2014 and 162% as of December 31, 2013. A discount rate of 10.0% was then applied to each pool as of both December 31, 2014 and 2013. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

(Dollars in thousands)		Fair Value Measurements at December 31, 2014 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$16,965	$845	$16,120	$—
State and municipal obligations	23,401	—	23,401	—
Certificates of deposit	2,238	—	2,238	—

Total securities available-for-sale	$42,604	$845	$41,759	$—

Mortgage servicing rights	$596	$—	$—	$596

Defined benefit plan assets:
Cash and cash equivalents	$4	$4	$—	$—
Mutual funds - fixed income	1,139	1,139	—	—
Mutual funds - equity	1,754	1,754	—	—

Total defined benefit plan assets	$2,897	$2,897	$—	$—

		Fair Value Measurements at December 31, 2013 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$9,308	$—	$9,308	$—
State and municipal obligations	26,557	—	26,557	—
Certificates of deposit	1,745	—	1,745	—
Auction rate securities	912	—	—	912

Total securities available-for-sale	$38,522	$—	$37,610	$912

Mortgage servicing rights	$579	$—	$—	$579

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,070	1,070	—	—
Mutual funds - equity	1,747	1,747	—	—

Total defined benefit plan assets	$2,820	$2,820	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

(Dollars in thousands)	Auction Rate Security	MSRs
Balance, January 1, 2014	$912	$579
Purchases	—	—
Fair value adjustments	—	17
Sales	(912)	—

Balance, December 31, 2014	$—	$596

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Balance as of
Description	December 31, 2014	Level 1	Level 2	Level 3
Impaired Loans, net	$1,958	$—	$—	$1,958
Other real estate owned, net	2,791	—	—	2,791

		Fair Value Measurements at December 31, 2013 Using
Description	Balance as of December 31, 2013	Level 1	Level 2	Level 3
Impaired Loans, net	$2,077	$—	$—	$2,077
Other real estate owned, net	3,897	—	—	3,897

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2014:

(Dollars in thousands)	Balance as of December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$1,958	Discounted appraised value	Selling Cost	10% 20% (10%)
			Lack of Marketability	25% - 75% (53%)

Other real estate owned, net	2,791	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	7% - 20% (11%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2013:

(Dollars in thousands)	Balance as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$2,077	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	25% - 100% (54%)

Other real estate owned, net	3,897	Discounted appraised value	Selling Cost	3% - 13% (6%)
			Lack of Marketability	7% - 30% (15%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Balance as of
Description	December 31, 2014	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,181	$6,181	$—	$—
Interest-bearing deposits	14,784	14,784	—	—
Federal funds sold	119	119	—	—
Securities available-for-sale	42,604	845	41,759	—
Restricted securities	2,430	—	—	2,430
Loans, net	295,242	—	—	300,481
Accrued interest receivable	1,197	—	1,197	—
Mortgage servicing rights	596	—	—	596

Financial Liabilities:
Non-interest-bearing liabilities	$63,308	$63,308	$—	$—
Savings and other interest-bearing deposits	122,502	—	122,502	—
Time deposits	121,775	—	—	122,662
Securities sold under repurchase agreements	6,012	—	6,012	—
FHLB advances	35,000	—	35,951	—
Accrued interest payable	149	—	149	—

		Fair Value Measurements at December 31, 2013 Using
	Balance as of
Description	December 31,2013	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,789	$6,789	$—	$—
Interest-bearing deposits	8,900	8,900	—	—
Federal funds sold	120	120	—	—
Securities available-for-sale	38,522	—	37,610	912
Restricted securities	1,638	—	—	1,638
Loans, net	247,912	—	—	253,139
Loans held for sale	196	—	—	196
Accrued interest receivable	1,124	—	1,124	—
Mortgage servicing rights	579	—	—	579

Financial Liabilities:
Non-interest-bearing liabilities	$57,805	$57,805	$—	$—
Savings and other interest-bearing deposits	114,056	—	114,056	—
Time deposits	96,486	—	—	98,049
Securities sold under repurchase agreements	9,118	—	9,118	—
FHLB advances	15,000	—	15,923	—
Accrued interest payable	167	—	167	—

The carrying amounts of cash and due from banks, interest-bearing deposits, federal funds sold or purchased, accrued interest, loans held for sale and non-interest-bearing deposits, are payable on demand, or are of such short duration that carrying value approximates market value.

Securities available-for-sale are carried at quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The carrying value of restricted securities approximates fair value based on the redemption provisions of the issuer.

MSRs are carried at fair value. As described above, a valuation model is used to determine fair value. This model utilizes a discounted cash flow analysis with servicing costs and prepayment assumptions based on comparable instruments and a discount rate.

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At December 31, 2014 and December 31, 2013, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 22.	Leases

The Company has long-term leases for two retail branches, one loan production office and office equipment. Lease expense for 2014 and 2013 was $103 thousand and $32 thousand, respectively. Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under the long-term non-cancelable lease agreements (in thousands).

2015	$149
2016	149
2017	93
2018	68
2019	28
Thereafter	—

$487

Note 23.	Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

(Dollars in thousands)
Condensed Balance Sheets	December 31, 2014	December 31, 2013

Assets
Cash and due from non-affiliated banks	$2,445	$3,884
Investments in subsidiaries	35,625	32,456
Premises and equipment, net	—	1
Other assets	1,732	1,266

Total assets	$39,802	$37,607

Liabilities and Shareholders’ Equity
Liabilities
Deferred directors’ compensation	$414	$337
Other liabilities	150	134

Total liabilities	564	471

Total shareholders’ equity	39,238	37,136

Total liabilities and shareholders’ equity	$39,802	$37,607

(Dollars in thousands)
Condensed Income Statements	Years ended December 31,
	2014	2013

Non-interest income	$641	$600
Non-interest expense	622	829

Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	19	(229)
Income tax expense (benefit)	5	(27)

Income (loss) before equity in undistributed earnings of subsidiaries	14	(202)

Equity in undistributed earnings of subsidiaries	1,816	1,424

Net income	$1,830	$1,222

(Dollars in thousands)
Condensed Statements of Cash Flows	Years ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,830	$1,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	1
Stock-based compensation	20	122
Equity in undistributed earnings of subsidiaries	(1,816)	(1,424)
Increase in other assets	(467)	(186)
Net change in deferred directors’ compensation	77	87
Increase (decrease) in other liabilities	17	(3,720)

Net cash used in operating activities	(339)	(3,898)

Cash Flows from Investing Activities:
Purchase of other assets	—	(771)
Investment in subsidiaries	(1,100)	(500)

Net cash used in investing activities	(1,100)	(1,271)

Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—

Net decrease in cash and due from banks	(1,439)	(5,169)
Cash and due from banks at January 1	3,884	9,053

Cash and due from banks at December 31	$2,445	$3,884

Note 24.	Accumulated Other Comprehensive Income

The balances in accumulated other comprehensive income (loss) are shown in the following table (dollars in thousands):

	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2013	$280	$(661)	$(381)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $550	(1,068)	—	(1,068)
Reclassification for previously unrealized net gains recognized in income, net of tax benefit of $1	(3)	—	(3)
Net gain on pension and postretirement plans, net of tax expense of $143	—	277	277
Net postretirement plan transition cost, net of tax expense of $1	—	2	2

Balance December 31, 2013	(791)	(382)	(1,173)

Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $422	820	—	820
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $9	16	—	16
Net loss on pension and postretirement plans, net of tax benefit of $301	—	(584)	(584)

Balance at December 31, 2014	$45	$(966)	$(921)

Reclassification for previously unrealized gains and impairments on securities and pension and postemployment related costs are reported in the consolidated statements of income as follows:

	Accumulated Other Comprehensive Income (Loss) Reclassification for the Year Ended December 31, 2014
	Holding gains (losses)	Pension and
(Dollars in thousands)	on securities	postemployment costs
Net losses on sale of securities available-for-securities	$(25)	$—
Salaries and employee benefits	—	(37)
Tax (expense) benefit	9	13

Impact on net income	$(16)	$(24)

	Accumulated Other Comprehensive Income (Loss) Reclassification for the Year Ended December 31, 2013
	Holding gains (losses)	Pension and
(Dollars in thousands)	on securities	postemployment costs
Net gains on sale of securities available-for-securities	$284	$—
Loss on security with other-than- temporary impairment	(288)	—
Salaries and employee benefits	—	(211)
Tax (expense) benefit	1	71

Impact on net income	$(3)	$(140)

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, a.k.a. COSO (2013). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2014.

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

All required information is detailed in the Company’s 2015 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

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

The following table summarizes information, as of December 31, 2014, relating to the Company’s stock-based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

At December 31, 2014	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available fur Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by shareholders	190,419	(1)	$7.02	385,903
Equity compensation plans not approved by shareholders	—		—	—

Total	190,419		$7.02	385,903

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock-based compensation plans.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14:	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 8-K filed on March 28, 2014).

10.1	Employment Agreement dated October 6, 2011, among Bay Banks of Virginia, Inc., Bank of Lancaster and Randal R. Greene (Incorporated by reference to previously filed Form 8-K filed on October 10, 2011).

10.2	Management Continuity Agreement, dated as of January 10, 2014, by and between Bay Banks of Virginia, Inc. and Deborah M. Evans (Incorporated by reference to previously filed Form 8-K filed on January 15, 2014).

10.3	Management Continuity Agreement, dated as of January 10, 2014, by and between Bay Banks of Virginia, Inc. and Douglas F. Jenkins, Jr. (Incorporated by reference to previously filed Form 8-K filed on January 15, 2014).

10.4	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 1999).

10.5	2003 Incentive Stock Option Plan (Incorporated by reference to previously filed Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

10.6	2008 Non-Employee Directors Stock Option Plan (incorporated by reference to previously filed Form S-8, Commission File Number 333-155370, previously filed on November 14, 2008).

10.7	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to previously filed Form S-8 filed on June 28, 2013).

11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 19 of the 2014 Consolidated Financial Statements included herein).

14.0	Code of Ethics (filed herewith).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith).

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2015.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 25th day of March, 2015.

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