Form 10-Q
period 2015-03-31
BAY BANKS OF VIRGINIA INC
filed 2015-05-08
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

4,802,856 shares of common stock on May 1, 2015

FORM 10-Q

For the interim period ending March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$7,199	$6,181
Interest-bearing deposits	10,741	14,784
Federal funds sold	390	119
Securities available-for-sale, at fair value	42,710	42,604
Restricted securities	2,483	2,430
Loans receivable, net of allowance for loan losses of $3,247 and $3,205	300,864	295,242
Loans held for sale	167	—
Premises and equipment, net	11,886	11,882
Accrued interest receivable	1,097	1,197
Other real estate owned, net	2,763	2,791
Bank owned life insurance	7,411	7,348
Goodwill	2,808	2,808
Mortgage servicing rights	582	596
Other assets	2,497	2,504

Total assets	$393,598	$390,486

LIABILITIES
Noninterest-bearing deposits	$57,646	$63,308
Savings and interest-bearing demand deposits	130,788	122,502
Time deposits	120,414	121,775

Total deposits	308,848	307,585

Securities sold under repurchase agreements	7,236	6,012
Federal Home Loan Bank advances	35,000	35,000
Other liabilities	2,758	2,651

Total liabilities	353,842	351,248

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,802,856 and 4,817,856 shares, respectively)	24,014	24,089
Additional paid-in capital	2,788	2,777
Retained earnings	13,674	13,293
Accumulated other comprehensive loss, net	(720)	(921)

Total shareholders’ equity	39,756	39,238

Total liabilities and shareholders’ equity	$393,598	$390,486

(1)	Derived from the audited consolidated financial statements.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended
(Dollars in thousands except per share amounts)	March 31, 2015	March 31, 2014
INTEREST INCOME
Loans, including fees	$3,675	$3,161
Securities:
Taxable	134	94
Tax-exempt	88	98
Interest-bearing deposit accounts	8	4

Total interest income	3,905	3,357

INTEREST EXPENSE
Deposits	516	458
Federal funds purchased	—	—
Securities sold under repurchase agreements	2	2
FHLB advances	85	100

Total interest expense	603	560

Net interest income	3,302	2,797

Provision for loan losses	65	165

Net interest income after provision for loan losses	3,237	2,632

NON-INTEREST INCOME
Income from fiduciary activities	221	212
Service charges and fees on deposit accounts	223	243
VISA-related fees	47	89
Other service charges and fees	261	240
Secondary market lending income	98	111
Increase in cash surrender value of life insurance	63	47
Net losses on sale of securities available for sale	(4)	(1)
Other real estate (losses) gains	(39)	30
Net gains on sale of fixed assets	—	138
Other income	15	4

Total non-interest income	885	1,113

NON-INTEREST EXPENSES
Salaries and employee benefits	2,048	1,587
Occupancy expense	435	358
Software maintenance	145	138
Bank franchise tax	48	47
VISA expense	31	70
Telephone expense	33	56
FDIC assessments	65	66
Foreclosure property expense	10	31
Consulting expense	75	99
Other expense	755	656

Total non-interest expenses	3,645	3,108

Net income before income taxes	477	637

Income tax expense	96	177

Net income	$381	$460

Basic Earnings Per Share
Average basic shares outstanding	4,809,856	4,817,885
Earnings per share, basic	$0.08	$0.10

Diluted Earnings Per Share
Average diluted shares outstanding	4,821,139	4,827,921
Earnings per share, diluted	$0.08	$0.10

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC..

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2015	March 31, 2014

Net income	$381	$460
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	301	490
Deferred tax expense	(103)	(168)
Reclassification of net securities losses recognized in net income	4	1
Deferred tax benefit	(1)	—

Unrealized gains (losses) adjustment, net of tax	201	323

Defined benefit pension plan:
Net periodic pension cost (benefit)	1	(6)
Net pension (loss) gain	(1)	6
Deferred tax benefit	—	—

Defined benefit pension plan adjustment, net of tax	—	—

Post retirement benefit plan:
Net periodic cost	13	11
Net loss	(13)	(11)
Deferred tax benefit	—	—

Post retirement benefit plan adjustment, net of tax	—	—

Total other comprehensive income	201	323

Comprehensive income	$582	$783

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Three Months ended March 31, 2015
Balance at beginning of period	4,817,856	$24,089	$2,777	$13,293	$(921)	$39,238
Net income	—	—	—	381	—	381
Other comprehensive income	—	—	—	—	201	201
Stock repurchase	(15,000)	(75)	(6)	—	—	(81)
Stock-based compensation expense	—	—	17	—	—	17

Balance at end of period	4,802,856	$24,014	$2,788	$13,674	$(720)	$39,756

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$381	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	232	187
Net amortization and accretion of securities	88	105
Provision for loan losses	65	165
Stock compensation expense	17	20
Loss on securities available-for-sale	4	1
Increase in OREO valuation allowance	33	—
Loss (gain) on sale of other real estate	6	(30)
Gain on disposal of former branch	—	(138)
Mortgage servicing rights	14	(22)
Loan originations for sale to FNMA	(2,579)	(2,086)
Loan sales to FNMA	2,481	2,332
Gain on loans sold to FNMA	(69)	(50)
Increase in cash surrender value of life insurance	(63)	(47)
Decrease (increase) in accrued income and other assets	74	(143)
Increase in other liabilities	12	107

Net cash provided by operating activities	696	861

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	1,032	664
Proceeds from sales and calls of available-for-sale securities	614	1,292
Purchases of available-for-sale securities	(1,540)	(761)
(Purchases) sales of restricted securities	(53)	108
Increase in federal funds sold	(271)	(213)
Loan (originations) and principal collections, net	(5,698)	(2,865)
Proceeds from sale of other real estate	—	352
Purchases of premises and equipment	(211)	(142)
Proceeds from the sale of premises and equipment	—	311

Net cash used in investing activities	(6,127)	(1,254)

Cash Flows From Financing Activities
Increase (decrease) in demand, savings, and other interest-bearing deposits	2,624	(1,053)
Net decrease in time deposits	(1,361)	(388)
Net increase (decrease) in securities sold under repurchase agreements	1,224	(680)
Repurchase of common stock	(81)	—

Net cash provided by (used in) financing activities	2,406	(2,121)

Net decrease in cash and due from banks	(3,025)	(2,514)

Cash and due from banks at beginning of period	20,965	15,689

Cash and due from banks at end of period	$17,940	$13,175

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$599	$570

Income taxes	140	134

Non-cash investing and financing:
Unrealized gain on investment securities	304	491

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	129	197

Loans originated to facilitate sale of OREO	118	234

Changes in deferred taxes resulting from OCI transactions	103	167

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:	General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”), 100% of Bay Trust Company, Inc. (the “Trust Company”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, the Trust Company, Steptoes Holdings and Bay Banks of Virginia, Inc.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to the general practices within the banking industry. In management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or for any other interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Construction and development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor may face financial pressure unrelated to the project. Loans secured by land, farmland and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate which may depreciate over time. Consumer loans carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by divorce, unemployment, personal illness or bankruptcy of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral. Consumer loans include credit cards, which are unsecured.

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

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement – Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. On April 1, 2015, the FASB voted to issue an exposure draft to delay the effective date of ASU 2014-09 for one year. The proposal would delay the effective date for public companies to annual reporting periods beginning after December 15, 2017 including interim periods therein. Adoption would be permitted as of the original effective date of annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.

Note 4:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
Available-for-sale securities March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$17,666	$135	$(22)	$17,779
State and municipal obligations	22,440	316	(78)	22,678
Certificates of deposits	2,232	21	—	2,253

	$42,338	$472	$(100)	$42,710

Available-for-sale securities December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$16,969	$33	$(37)	$16,965
State and municipal obligations	23,335	226	(160)	23,401
Certificates of deposits	2,232	8	(2)	2,238

	$42,536	$267	$(199)	$42,604

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended
	March 31,
(Dollars in thousands)	2015	2014
Gross realized gains	$—	$—
Gross realized losses	(4)	(1)

Net realized (losses) gains	$(4)	$(1)

Aggregate proceeds	$614	$1,292

Average yields (taxable equivalent) on securities were 2.41% and 2.36% for the three months ended March 31, 2015 and 2014, respectively.

Securities with a market value of $9.7 million and $8.5 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of March 31, 2015 and December 31, 2014, respectively.

Securities in an unrealized loss position at March 31, 2015 and December 31, 2014, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments.

All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at March 31, 2015 included five federal agencies and 20 municipals. Bonds with unrealized loss positions at December 31, 2014 included 29 municipals, 13 federal agencies and three certificates of deposit. The tables are shown below.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$—	$—	$1,966	$22	$1,966	$22
States and municipal obligations	2,026	12	4,311	66	6,337	78
Certificates of deposit	—	—	—	—	—	—

Total temporarily impaired securities	$2,026	$12	$6,277	$88	$8,303	$100

	Less than 12 months		12 months or more		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,499	$4	$3,532	$33	$5,031	$37
States and municipal obligations	412	5	9,006	155	9,418	160
Certificates of deposit	742	2	—	—	742	2

Total temporarily impaired securities	$2,653	$11	$12,538	$188	$15,191	$199

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million at both March 31, 2015 and December 31, 2014, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $382 thousand at both March 31, 2015 and December 31, 2014, respectively. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 5:	Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Mortgage loans on real estate:
Construction, Land and Land Development	$44,090	$43,048
Farmland	1,104	1,128
Commercial Mortgages (Non-Owner Occupied)	19,898	20,534
Commercial Mortgages (Owner Occupied)	37,072	33,326
Residential First Mortgages	139,662	135,267
Residential Revolving and Junior Mortgages	24,983	25,400
Commercial and Industrial loans	31,759	34,002
Consumer Loans	5,175	5,349

Total loans	303,743	298,054
Net unamortized deferred loans costs	368	393
Allowance for loan losses	(3,247)	(3,205)

Loans, net	$300,864	$295,242

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

(Dollars in thousands) March 31, 2015	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$107	$188	$666	$961	$43,129	$44,090
Farmland	—	—	—	—	1,104	1,104
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	19,898	19,898
Commercial Mortgages (Owner Occupied)	34	—	1,497	1,531	35,541	37,072
Residential First Mortgages	1,202	159	262	1,623	138,039	139,662
Residential Revolving and Junior Mortgages	73	—	31	104	24,879	24,983
Commercial and Industrial	158	—	228	386	31,373	31,759
Consumer Loans	59	43	106	208	4,967	5,175

Total	$1,633	$390	$2,790	$4,813	$298,930	$303,743

December 31, 2014	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$64	$—	$669	$733	$42,315	$43,048
Farmland	—	—	—	—	1,128	1,128
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	20,534	20,534
Commercial Mortgages (Owner Occupied)	—	—	566	566	32,760	33,326
Residential First Mortgages	1,270	—	359	1,629	133,638	135,267
Residential Revolving and Junior Mortgages	6	—	31	37	25,363	25,400
Commercial and Industrial	96	—	228	324	33,678	34,002
Consumer Loans	66	14	101	181	5,168	5,349

Total	$1,502	$14	$1,954	$3,470	$294,584	$298,054

Note 6:	Allowance for Loan Losses

Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended March 31, 2015
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,778	$323	$104	$3,205
(Charge-offs)	(1)	—	(32)	(33)
Recoveries	5	—	5	10
Provision	(19)	(8)	92	65

Ending Balance	$2,763	$315	$169	$3,247

Individually evaluated for impairment	$783	$—	$11	$794
Collectively evaluated for impairment	1,980	315	158	2,453

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended March 31, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,465	$256	$204	$2,925
(Charge-offs)	(139)	—	(9)	(148)
Recoveries	6	—	2	8
Provision	165	(8)	8	165

Ending Balance	$2,497	$248	$205	$2,950

Individually evaluated for impairment	$620	$—	$32	$652
Collectively evaluated for impairment	1,877	248	173	2,298

Loan receivables evaluated for impairment individually and collectively by segment as of March 31, 2015 and December 31, 2014 are as follows:

(Dollars in thousands) As of March 31, 2015	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$6,812	$124	$15	$6,951
Collectively evaluated for impairment	259,997	31,635	5,160	296,792

Total Gross Loans	$266,809	$31,759	$5,175	$303,743

As of December 31, 2014	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$6,842	$—	$16	$6,858
Collectively evaluated for impairment	251,861	34,002	5,333	291,196

Total Gross Loans	$258,703	$34,002	$5,349	$298,054

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

(Dollars in thousands) As of March 31, 2015	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$35,986	$1,104	$16,534	$28,197	$29,839	$111,660
Watch	5,626	—	3,026	4,043	1,292	13,987
Special mention	1,400	—	—	2,781	316	4,497
Substandard	1,078	—	338	2,051	312	3,779
Doubtful	—	—	—	—	—	—

Total	$44,090	$1,104	$19,898	$37,072	$31,759	$133,923

As of December 31, 2014	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$34,913	$1,128	$16,426	$23,967	$31,041	$107,475
Watch	5,649	—	3,770	4,430	2,492	16,341
Special mention	1,403	—	—	2,789	154	4,346
Substandard	1,083	—	338	2,140	315	3,876
Doubtful	—	—	—	—	—	—

Total	$43,048	$1,128	$20,534	$33,326	$34,002	$132,038

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

(Dollars in thousands)		Residential
	Residential	Revolving
As of March 31, 2015	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (1)	Mortgages (2)	Loans (3)	Total
Performing	$139,241	$24,952	$5,026	$169,219
Nonperforming	421	31	149	601

Total	$139,662	$24,983	$5,175	$169,820

		Residential
	Residential	Revolving
As of December 31, 2014	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (4)	Mortgages (5)	Loans (6)	Total
Performing	$134,908	$25,369	$5,234	$165,511
Nonperforming	359	31	115	505

Total	$135,267	$25,400	$5,349	$166,016

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.0 million as of March 31, 2015.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $217 thousand as of March 31, 2015.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $55 thousand as of March 31, 2015.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.1 million as of December 31, 2014.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $219 thousand as of December 31, 2014.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $1 thousand as of December 31, 2014.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of March 31, 2015 and December 31, 2014, along with the average recorded investment and interest income recognized for the three months ended March 31, 2015 and 2014.

(Dollars in thousands)	As of March 31, 2015			As of December 31, 2014
IMPAIRED LOANS
	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land and land development	$450	$453	$—	$450	$452	$—
Residential First Mortgages	1,564	1,582	—	1,568	1,584	—
Residential Revolving and Junior Mortgages (1)	50	50	—	50	50	—
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,423	1,456	—	1,887	1,916	—
Commercial and Industrial	124	124	—	—	—	—
Consumer (2)	4	4	—	5	5	—

	3,879	3,933	—	4,224	4,271	—

With an allowance recorded:
Construction, land and land development	274	292	141	277	292	144
Residential First Mortgages	2,166	2,167	429	2,173	2,173	437
Residential Revolving and Junior Mortgages (1)	173	173	83	173	173	84
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	448	450	130	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer (2)	11	11	11	11	11	11

	3,072	3,093	794	2,634	2,649	676

Total Impaired Loans:
Construction, land and land development	724	745	141	727	744	144
Residential First Mortgages	3,730	3,749	429	3,741	3,757	437
Residential Revolving and Junior Mortgages (1)	223	223	83	223	223	84
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,871	1,906	130	1,887	1,916	—
Commercial and Industrial	124	124	—	—	—	—
Consumer (2)	15	15	11	16	16	11

	$6,951	$7,026	$794	$6,858	$6,920	$676

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the three months ended		For the three months ended
	March 31, 2015		March 31, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$450	$—	$452	$1
Residential First Mortgages	1,566	18	1,485	22
Residential Revolving and Junior Mortgages (1)	50	1	49	1
Commercial Mortgages (Non-owner occupied)	264	4	264	4
Commercial Mortgages (Owner occupied)	1,430	8	2,144	29
Commercial and Industrial	62	—	—	—
Consumer (2)	5	—	—	—

	3,827	31	4,394	57

With an allowance recorded:
Construction, land and land development	275	1	150	—
Residential First Mortgages	2,169	26	2,193	21
Residential Revolving and Junior Mortgages (1)	173	2	244	2
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	449	4	105	2
Commercial and Industrial	—	—	—	—
Consumer (2)	11	—	39	1

	3,077	33	2,731	26

Total
Construction, land and land development	725	1	602	1
Residential First Mortgages	3,735	44	3,678	43
Residential Revolving and Junior Mortgages (1)	223	3	293	3
Commercial Mortgages (Non-owner occupied)	264	4	264	4
Commercial Mortgages (Owner occupied)	1,879	12	2,249	31
Commercial and Industrial	62	—	—	—
Consumer (2)	16	—	39	1

	$6,904	$64	$7,125	$83

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At March 31, 2015 and December 31, 2014, non-accruing loans excluded from impaired loan disclosure totaled $489 thousand and $663 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $9 thousand and $4 thousand during the three months ended March 31, 2015 and 2014, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the three months ended March 31, 2015 and 2014.

	For the three months ended			For the three months ended
	March 31, 2015			March 31, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Recorded Investment	Recorded Investment	Number of Loans	Recorded Investment	Recorded Investment
Commercial and industrial (1)	1	$124	$124	—	$—	$—

(1)	Modifications were capitalization of the interest.

	For the three months ended		For the three months ended
(Dollars in thousands)	March 31, 2015		March 31, 2014
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	1	$124	—	$—

Foreclosures

The table below details the properties included in other real estate owned (“OREO”) as of March 31, 2015 and December 31, 2014. There were no collateralized consumer residential mortgage loans in the process of foreclosure as of March 31, 2015.

	As of March 31, 2015		As of December 31, 2014
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	7	$1,436	10	$1,559
Land lots	13	553	13	587
Convenience stores	2	234	2	234
Restaurant	1	107	1	107
Commercial properties	2	433	1	304

Total	25	$2,763	27	$2,791

Note 7:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the three months ended
	March 31, 2015		March 31, 2014
	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,809,856	$0.08	4,817,885	$0.10
Effect of dilutive securities:
Stock options	11,283		10,036

Diluted earnings per share	4,821,139	$0.08	4,827,921	$0.10

For the three months ended March 31, 2015 and 2014, options on 76,207 and 76,067 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8:	Stock-Based Compensation

On June 28, 2013, the Company registered with the Securities and Exchange Commission a new stock-based compensation plan, which superseded all other plans. There are 370,500 shares available for grant under this plan at March 31, 2015.

Stock-based compensation expense related to stock awards during the three month periods ended March 31, 2015 and 2014 was $17 thousand and $20 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of March 31, 2015.

Options for a total of 7,500 shares were granted and vested during the three months ended March 31, 2015. The aggregate fair value of options granted during the three months ended March 31, 2015 was $17 thousand. Options for a total of 7,000 shares were granted and vested during the three months ended March 31, 2014. The aggregate fair value of options granted during the three months ended March 31, 2014 was $20 thousand.

The variables used in these calculations of the fair value of the options are as follows:

	For the three months ended March 31,
	2015	2014
Risk free interest rate (5 year Treasury)	1.52%	2.70%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5	5
Expected volatility	47.1%	51.4%

Stock option activity for the three months ended March 31, 2015 (unaudited) is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1, 2015	190,419	$7.02	6.2
Granted	7,500	5.37
Forfeited	—	—
Exercised	—	—
Expired	—	—

Options outstanding and exercisable, March 31, 2015	197,919	$6.96	6.1	$114,761

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount changes based on changes in the market value of the Company’s common stock.

Note 9:	Employee Benefit Plans

The Company has a non-contributory, defined benefit pension plan for full-time employees who were over 21 years of age and vested in the plan as of December 31, 2012, when the plan was frozen. Each participant’s account balance grows based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act.

The Company sponsors a post-retirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and 5 years of service. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses. The plan is unfunded and funded as benefits are due.

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Three months ended March 31,	2015	2014	2015	2014
Service cost	$—	$—	$6	$4
Interest cost	33	36	7	7
Expected return on plan assets	(49)	(51)	—	—
Amortization of unrecognized net loss	—	9	—	—
Recognized net actuarial loss	17	—	—	—

Net periodic (benefit) cost	$1	$(6)	$13	$11

The Company expects to make no contribution to its pension plan and $11 thousand to its post-retirement benefit plan during the remainder of 2015. The Company has contributed $3 thousand towards the post-retirement plan during the first three months of 2015.

Note 10:	Long Term Debt

As of March 31, 2015, the Bank had FHLB debt consisting of six advances (see table below). A $5 million advance with an interest rate of 2.69% matured in May 2014 and was replaced with a new $5 million three month LIBOR-based floating rate advance. Two $5 million advances were drawn in June 2014 and two $5 million advances were drawn in October 2014, all of which were fixed rate advances.

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

	$35,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of March 31, 2015, was $38.6 million against a total line of credit of $77.6 million.

As of March 31, 2015, the Company had $35.0 million in FHLB debt outstanding with an average interest rate of 0.96%.

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $5.75 per loan as of both March 31, 2015 and December 31, 2014, respectively. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 209% and 184% as of March 31, 2015 and December 31, 2014, respectively. A discount rate of 10.0% was then applied to each pool as of both March 31, 2015 and December 31, 2014. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)		Fair Value Measurements at March 31, 2015 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$17,779	$1,443	$16,336	$—
State and municipal obligations	22,678	—	22,678	—
Certificates of deposit	2,253	—	2,253	—

Total securities available-for-sale:	$42,710	$1,443	$41,267	$—

Mortgage servicing rights	$582	$—	$—	$582

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,149	1,149	—	—
Mutual funds - equity	1,801	1,801	—	—

Total defined benefit plan assets	$2,953	$2,953	$—	$—

		Fair Value Measurements at December 31, 2014 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$16,965	$845	$16,120	$—
State and municipal obligations	23,401	—	23,401	—
Certificates of deposit	2,238	—	2,238	—

Total securities available-for-sale:	$42,604	$845	$41,759	$—

Mortgage servicing rights	$596	$—	$—	$596

Defined benefit plan assets:
Cash and cash equivalents	$4	$4	$—	$—
Mutual funds - fixed income	1,139	1,139	—	—
Mutual funds - equity	1,754	1,754	—	—

Total defined benefit plan assets	$2,897	$2,897	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

(Dollars in thousands)	MSRs
Balance, January 1, 2015	$596
Impairments	—
Fair value adjustments	(14)
Sales	—

Balance, March 31, 2015	$582

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at March 31, 2015 Using
(Dollars in thousands)	Balance as of
Description	March 31, 2015	Level 1	Level 2	Level 3
Impaired Loans, net	$2,278	$—	$—	$2,278
Other real estate owned, net	2,763	—	—	2,763

		Fair Value Measurements at December 31, 2014 Using
	Balance as of
Description	December 31, 2014	Level 1	Level 2	Level 3
Impaired Loans, net	$1,958	$—	$—	$1,958
Other real estate owned, net	2,791	—	—	2,791

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2015:

(Dollars in thousands)	Balance as of March 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$2,278	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	25% - 75% (52%)

Other real estate owned, net	2,763	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	7% - 20% (11%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2014:

(Dollars in thousands)	Balance as of December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$1,958	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	25% - 75% (53%)

Other real estate owned, net	2,791	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	7% - 20% (11%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

		Fair Value Measurements at March 31, 2015 Using
(Dollars in thousands)	Balance as of
Description	March 31, 2015	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,199	$7,199	$—	$—
Interest-bearing deposits	10,741	10,741	—	—
Federal funds sold	390	390	—	—
Securities available-for-sale	42,710	1,443	41,267	—
Restricted securities	2,483	—	—	2,483
Loans, net	300,864	—	—	306,907
Loans held for sale	167	—	—	167
Accrued interest receivable	1,097	—	1,097	—
Mortgage servicing rights	582	—	—	582

Financial Liabilities:
Non-interest-bearing liabilities	$57,646	$57,646	$—	$—
Savings and other interest-bearing deposits	130,788	—	130,788	—
Time deposits	120,414	—	—	121,361
Securities sold under repurchase agreements	7,236	—	7,236	—
FHLB advances	35,000	—	35,962	—
Accrued interest payable	153	—	153	—

		Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Balance as of
Description	December 31, 2014	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,181	$6,181	$—	$—
Interest-bearing deposits	14,784	14,784	—	—
Federal funds sold	119	119	—	—
Securities available-for-sale	42,604	845	41,759	—
Restricted securities	2,430	—	—	2,430
Loans, net	295,242	—	—	300,481
Accrued interest receivable	1,197	—	1,197	—
Mortgage servicing rights	596	—	—	596

Financial Liabilities:
Non-interest-bearing liabilities	$63,308	$63,308	$—	$—
Savings and other interest-bearing deposits	122,502	—	122,502	—
Time deposits	121,775	—	—	122,662
Securities sold under repurchase agreements	6,012	—	6,012	—
FHLB advances	35,000	—	35,951	—
Accrued interest payable	149	—	149	—

The carrying amounts of cash and due from banks, interest-bearing deposits, federal funds sold or purchased, accrued interest receivable, loans held for sale and non-interest-bearing deposits, are payable on demand, or are of such short duration that carrying value approximates market value.

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At March 31, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 12:	Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2015	$45	$(966)	$(921)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $103	198	—	198
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $1	3	—	3

Balance March 31, 2015	$246	$(966)	$(720)

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$(791)	$(382)	$(1,173)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $168	322	—	322
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $0	1	—	1

Balance March 31, 2014	$(468)	$(382)	$(850)

Reclassification for previously unrealized (losses) gains and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three months ended March 31, 2015 and 2014.

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Three Months Ended

Holding Losses on Securities

(In thousands)	March 31, 2015	March 31, 2014
Net losses on sale of securities available-for-securities	$(4)	$(1)
Tax benefit (expense)	1	—

Impact on net income	$(3)	$(1)

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

EXECUTIVE SUMMARY

Results for the first three months of 2015 are highlighted by growth in loans and continued expansion in the Richmond, Virginia market. In March 2015, the Bank opened a third branch in Richmond. Total assets have grown by $3.1 million, or 0.8%, during the first quarter of 2015. The capital position remains solid. Core earnings and growth remain priorities. Return on average assets was 0.39% for the first three months of 2015 compared to 0.56% for the same period in 2014. Return on average equity was 3.91% for the first three months of 2015 compared to 4.90% for the same period in 2014. Reduced earnings were driven by start-up expenses related to the Richmond branches and a gain on the sale of a former branch office in the first quarter of 2014.

The in-house loan portfolio grew by $5.6 million, or 1.9%, in the first quarter of 2015. Loans originated and sold to Fannie Mae generated growth of $1.4 million in the portfolio of loans serviced for Fannie Mae since December 31, 2014. The servicing portfolio totals $66.1 million as of March 31, 2015 compared to $64.7 million as of December 31, 2014 and $60.0 million as of March 31, 2014.

In January 2015, the Company announced it would be consolidating the branch operations of its three Lancaster County, Virginia offices into two offices, effective April 30, 2015, with all Kilmarnock branch operations to be based in the main office of the Bank. The branch consolidation is expected to save the Company approximately $85 thousand annually. The branch building located at 432 N. Main Street, Kilmarnock, Virginia is expected to be marketed for sale.

The net interest margin decreased to 3.70% for the first quarter of 2015 compared to 3.81% for the same period in 2014. As this low rate environment continues, loan yields continue to decline, but increased loan balances have resulted in increased interest income, resulting in an increase in net interest income of $505 thousand in the first quarter of 2015 compared to the first quarter of 2014.

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

EARNINGS SUMMATION

For the three months ended March 31, 2015 and 2014, net income was $381 thousand and $460 thousand, respectively, a decrease of $79 thousand or 17.2% from 2015 to 2014. Diluted earnings per average share for the three months ended March 31, 2015 and 2014 were $0.08 and $0.10, respectively. Annualized return on average assets was 0.39% for the three months ended March 31, 2015 compared to 0.56% for the three months ended March 31, 2014. Annualized return on average equity was 3.91% and 4.90% for the three months ended March 31, 2015 and 2014, respectively. During the first quarter of 2014, the Company recognized a gain of $138 thousand on the sale of its former Heathsville branch.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

NET INTEREST INCOME

Net Interest Income Analysis (Fully taxable equivalent basis)	Average Balances, Income and Expense, Yields and Rates
(Dollars in Thousands)	Three months ended 3/31/2015			Three months ended 3/31/14
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$27,609	$134	1.94%	$21,794	$94	1.73%
Tax-exempt investments (1)	16,523	132	3.19%	19,316	148	3.07%

Total investments	44,132	266	2.41%	41,110	242	2.36%

Gross loans (2)	302,041	3,675	4.88%	251,676	3,161	5.04%
Interest-bearing deposits	15,153	8	0.23%	5,930	4	0.29%
Federal funds sold	587	—	0.06%	147	—	0.07%

Total Interest Earning Assets	$361,913	$3,949	4.36%	$298,863	$3,407	4.56%

INTEREST-BEARING LIABILITIES:
Savings deposits	$44,565	$20	0.18%	$44,387	$17	0.16%
NOW deposits	41,710	16	0.15%	41,817	15	0.15%
Time deposits => $100,000	56,347	212	1.53%	44,049	201	1.85%
Time deposits < $100,000	56,741	201	1.44%	50,887	198	1.58%
Time deposits - Wholesale	7,969	7	0.38%	—	—	—
Money market deposit accounts	39,856	60	0.61%	27,237	27	0.40%

Total Deposits	247,188	516	0.85%	208,377	458	0.89%

Federal funds purchased	—	—	—	137	—	0.00%
Securities sold under repurchase agreements	6,055	2	0.12%	7,380	2	0.11%
FHLB advances	35,000	85	0.99%	15,000	100	2.70%

Total Interest-Bearing Liabilities	$288,243	$603	0.85%	$230,894	$560	0.98%

Net interest income and net interest margin		$3,346	3.70%		$2,847	3.81%

Non-interest-bearing deposits	$61,711	—	0.00%	$57,192	—	0.00%
Total Cost of funds			0.69%			0.78%
Net interest rate spread			3.68%			3.78%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees, VISA program and nonaccrual loans.

Interest income for the three months ended March 31, 2015, on a tax-equivalent basis, was $3.9 million, an increase of $542 thousand from the first quarter of 2014. Interest expense for the three months ended March 31, 2015, was $603 thousand, an increase of $43 thousand from the first quarter of 2014, due to increases in interest-bearing deposits in Richmond, which supported loan growth. Net interest income for the three months ended March 31, 2015, on a tax-equivalent basis, was $3.3 million, an increase of $499 thousand from the first quarter of 2014.

The annualized net interest margin was 3.70% and 3.81% for the three months ended March 31, 2015 and 2014, respectively. This period to period decline is due to continued reductions in loan yields, to 4.88% for the first quarter of 2015 from 5.04% for the first quarter of 2014, as market rates remain historically low. Although the cost of funds continues to decline, to 0.69% for the first quarter of 2015 from 0.78% for the first quarter of 2014, it is no longer declining faster than the reductions in yields on earning assets, which has resulted in a reduction to the net interest margin.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.68% for the three months ended March 31, 2015, compared to 3.78% for the three months ended March 31, 2014.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 21.1% to $361.9 million for the three months ended March 31, 2015, as compared to $298.9 million for the three months ended March 31, 2014, due to the growth in the loan portfolio. Average interest-earning assets as a percent of total average assets were 92.3% for the three months ended March 31, 2015 as compared to 91.3% for the same period in 2014. The loan portfolio, with $302.0 million in average balances as of March 31, 2015, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 24.8% to $288.2 million for the three months ended March 31, 2015, as compared to $230.9 million for the three months ended March 31, 2014, due primarily to the growth in deposits from the new Richmond branches. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $121.1 million for the three months ended March 31, 2015, up from $94.9 million for the similar period in 2014.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2015 decreased by $228 thousand, or 20.5%, compared to the three months ended March 31, 2014. This decrease was primarily due to the recognition of a gain of $138 thousand in 2014 related to the sale of a former branch in Heathsville, Virginia. Also contributing to the decline were losses on OREO properties of $39 thousand in 2015 compared to gains of $30 thousand in 2014.

NON-INTEREST EXPENSE

For the three months ended March 31, 2015 and 2014, non-interest expenses totaled $3.6 million and $3.1 million, respectively. The increase in non-interest expense was due primarily to an increase in 2015 of $461 thousand in salaries and benefits, which was driven by an increase of 14 full-time equivalent employees, 13 of which are new personnel for the Richmond offices and related support functions, deferred compensation for executive officers, and increased commissions related to loan production. Occupancy expense increased in 2015 by $77 thousand primarily due to the new branch in Richmond, Virginia which opened in November 2014.

ASSET QUALITY

Asset quality remains good. Loans charged off during the first three months of 2015, net of recoveries, totaled $23 thousand compared to $140 thousand for the first three months of 2014. This represents a decline in the annualized net charge-off ratio to 0.03% for the first three months of 2015 compared to 0.22% for the first three months of 2014, reflecting an improvement in asset quality. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management believes it is maintaining an adequate level of the ALL at 1.07% of total loans at both March 31, 2015 and December 31, 2014, respectively.

Non-performing assets, which include OREO and non-performing loans, increased by $1.2 million to $5.9 million, or 1.51% of total assets as of March 31, 2015 compared to December 31, 2014. This level also represents 1.96% of loans plus OREO.

Non-Performing Assets

(Dollars in thousands)	March 31, 2015	December 31, 2014

Loans past due 90 days or more and still accruing	$390	$14
Non-accruing loans	2,790	1,954

Total non-performing loans	3,180	1,968

Other real estate owned	2,763	2,791

Total non-performing assets	$5,943	$4,759

Allowance for loan losses	$3,247	$3,205

Allowance to non-performing loans	102.1%	162.9%
Non-performing assets to total assets	1.5%	1.2%

Non-performing loans, which include loans past due 90 days or more and still accruing, plus non-accruing loans, as a percentage of total loans, increased to 1.05% as of March 31, 2015 compared to 0.67% as of December 31, 2014, due mainly to one additional non-accruing loan relationship which was already identified as impaired. Non-accruing loans totaled $2.8 million as of March 31, 2015, an increase from $836 thousand at year-end 2014.

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, decreased by $242 thousand during the first three months of 2015 to $8.8 million, or 21.0% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of March 31, 2015, loans valued at $7.0 million were considered impaired, whereas $6.9 million were considered impaired as of December 31, 2014. Between December 31, 2014 and March 31, 2015, one loan was identified as impaired, none were dispensed through foreclosure and charged-off, and none were moved into the pool of loans for collective evaluation of impairment. Management has reviewed the impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in ALL.

FINANCIAL CONDITION

Total assets increased to $393.6 million as of March 31, 2015 compared to $390.5 million as of December 31, 2014. Cash and due from banks, which produces no income, was $7.2 million and $6.2 million on March 31, 2015 and December 31, 2014, respectively. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has decreased by $4.0 million since year end 2014, as these funds were deployed into higher-yielding loans.

During the three months ended March 31, 2015, gross loans increased by $5.7 million or 1.9%, to $303.7 million from $298.1 million at year-end 2014. The largest components of this increase were $4.4 million related to residential first mortgages and $3.8 million related to commercial mortgages. These increases were partially offset by a $2.2 million decrease related to commercial and industrial loans.

The Bank had $2.8 million of OREO at both March 31, 2015 and December 31, 2014. As of March 31, 2015, OREO consists of seven residences, 13 lots, two former convenience stores, one former restaurant and two commercial business properties. During the first three months of 2015, one property with a book value of $129 thousand from one borrower was added through foreclosure, and three properties with a total book value of $124 thousand were sold. There were $33 thousand of write-downs of OREO properties during the first three months of 2015, compared to none for the same period in 2014. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

In March 2014, the Company sold a former branch in Heathsville, Virginia for $311 thousand and recognized a gain of $138 thousand on the sale.

As of March 31, 2015, securities available-for-sale at fair value totaled $42.7 million as compared to $42.6 million on December 31, 2014. This represents a net increase of $106 thousand or 0.2% for the three months. As of March 31, 2015, available-for-sale securities represented 10.9% of total assets and 11.8% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. Unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs.

During 2013 and 2014, the Company purchased $7.0 million of bank owned life insurance in order to offset the cost of employee benefits. The bank owned life insurance’s carrying value as of March 31, 2015 was $7.4 million.

As of March 31, 2015, total deposits were $308.8 million compared to $307.6 million at year-end 2014. This represents an increase in balances of $1.3 million or 0.4% during the three months. The increase consisted of $8.3 million in savings and interest-bearing demand deposits offset by decreases of $5.7 million in noninterest-bearing deposits and $1.4 million in time deposits.

To support loan growth, $20.0 million of new FHLB advances were drawn during the second and third quarters of 2014 plus $3.0 million in a brokered money market account during the third quarter of 2014, and $5.0 million in brokered time deposits during the fourth quarter of 2014.

As of March 31, 2015, securities sold under repurchase agreements increased by $1.2 million to $7.2 million from $6.0 million at December 31, 2014. This increase was the result of normal seasonality for these customers.

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

At March 31, 2015, cash totaled $7.2 million, federal funds sold totaled $390 thousand, interest-bearing deposits totaled $10.7 million, and securities and loans maturing in one year or less totaled $29.7 million. This results in a liquidity ratio as of March 31, 2015 of 12.2% as compared to 11.7% as of December 31, 2014. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $77.6 million, with $38.6 million available, plus federal funds lines of credit with correspondent banks totaling $21.5 million.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition and quality of the Company’s resources, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised mainly of outstanding common stock and retained earnings. Capital can be increased with securities offerings or through earnings.

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. The Company’s shareholders’ equity before accumulated other comprehensive loss was $40.5 million on March 31, 2015 compared to $40.2 million on December 31, 2014. Accumulated other comprehensive loss decreased by $201 thousand between December 31, 2014 and March 31, 2015, primarily as a result of decreases in unrealized net losses in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, on March 31, 2015, compared to December 31, 2014, increased to $8.43 from $8.34. Book value per share, including accumulated other comprehensive loss, increased to $8.28 on March 31, 2015 from $8.14 on December 31, 2014. No cash dividends were paid for the three month period ended March 31, 2015, nor for the comparable period ended March 31, 2014.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System. As of March 31, 2015, the Bank’s capital ratios continue to be well in excess of regulatory minimums.

In July 2013, the Board of Governors of the Federal Reserve System issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of March 31, 2015, the Bank maintained Common Equity Tier 1 capital of $35.2 million, Tier 1 capital of $35.2 million, risk weighted assets of $274.2 million, and total capital of $38.4 million. On March 31, 2015, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 12.83% of risk-weighted assets, the Tier 1 capital ratio at 12.83% of risk-weighted assets, the total capital ratio at 14.01% of risk-weighted assets, and the Tier 1 leverage ratio at 9.08% of total assets.

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

Off Balance Sheet Arrangements

	March 31, 2015	December 31, 2014
(Dollars in thousands)
Total loan commitments outstanding	$41,669	$36,443
Standby-by letters of credit	443	355
Low income housing tax credit fund	500	—

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon takedown of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3, Amendments to the Accounting Standards Codification, in the Notes to the Consolidated Financial Statements contained in Item 1 of this report, for information related to the adoption of new amendments to the Accounting Standards Codification.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of March 31, 2015.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 17, 2014, the Company announced a share repurchase program pursuant to which it is authorized to repurchase up to 240,892 shares of its common stock. The share repurchase program is authorized to last through December 31, 2015. The table below provides information on the share repurchases made by the Company during the period January 1, 2015 through March 31, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
January 1-31, 2015	—	—	—	—
February 1-28, 2015	15,000	$5.37	15,000	225,892
March 1-31, 2015	—	—	—	—

Total	15,000	$5.37	15,000	225,892

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 8, 2015	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)