Form 10-Q
period 2015-06-30
BAY BANKS OF VIRGINIA INC
filed 2015-08-07
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

4,787,856 shares of common stock on July 31, 2015

FORM 10-Q

For the interim period ending June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$5,880	$6,181
Interest-bearing deposits	20,605	14,784
Federal funds sold	2,187	119
Securities available-for-sale, at fair value	47,056	42,604
Restricted securities	2,261	2,430
Loans receivable, net of allowance for loan losses of $3,439 and $3,205	313,442	295,242
Loans held for sale	709	—
Premises and equipment, net	11,731	11,882
Accrued interest receivable	1,237	1,197
Other real estate owned, net	2,624	2,791
Bank owned life insurance	7,473	7,348
Goodwill	2,808	2,808
Mortgage servicing rights	632	596
Other assets	3,082	2,504

Total assets	$421,727	$390,486

LIABILITIES
Noninterest-bearing deposits	$61,073	$63,308
Savings and interest-bearing demand deposits	152,794	122,502
Time deposits	119,734	121,775

Total deposits	333,601	307,585

Securities sold under repurchase agreements	8,787	6,012
Federal Home Loan Bank advances	30,000	35,000
Subordinated debt, net of issuance costs	6,841	—
Other liabilities	2,911	2,651

Total liabilities	382,140	351,248

SHAREHOLDERS’ EQUITY

Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,787,856 and 4,817,856 shares, respectively)	23,939	24,089
Additional paid-in capital	2,776	2,777
Retained earnings	13,968	13,293
Accumulated other comprehensive loss, net	(1,096)	(921)

Total shareholders’ equity	39,587	39,238

Total liabilities and shareholders’ equity	$421,727	$390,486

(1)	Derived from the audited consolidated financial statements.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands except per share amounts)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
INTEREST INCOME
Loans, including fees	$3,715	$3,279	$7,390	$6,440
Securities:
Taxable	141	85	275	179
Tax-exempt	86	96	174	194
Interest-bearing deposit accounts	13	4	21	8

Total interest income	3,955	3,464	7,860	6,821

INTEREST EXPENSE
Deposits	570	449	1,086	907
Federal funds purchased	—	1	—	1
Securities sold under repurchase agreements	2	2	4	4
Subordinated debt	42	—	42	—
FHLB advances	87	85	172	185

Total interest expense	701	537	1,304	1,097

Net interest income	3,254	2,927	6,556	5,724

Provision for loan losses	205	97	270	262

Net interest income after provision for loan losses	3,049	2,830	6,286	5,462

NON-INTEREST INCOME
Income from fiduciary activities	171	175	392	387
Service charges and fees on deposit accounts	226	244	449	487
VISA-related fees	62	61	109	150
Other service charges and fees	256	267	517	507
Secondary market lending income	140	68	238	179
Increase in cash surrender value of life insurance	62	44	125	91
Net gains (losses) on sale of securities available for sale	6	(16)	2	(17)
Other real estate losses	(41)	(249)	(80)	(219)
Net (losses) gains on the disposal of fixed assets	(7)	—	(7)	138
Other income	42	30	57	34

Total non-interest income	917	624	1,802	1,737

NON-INTEREST EXPENSES
Salaries and employee benefits	1,840	1,597	3,888	3,184
Occupancy expense	442	354	877	712
Software maintenance	145	137	290	275
Bank franchise tax	50	47	98	94
VISA expense	33	38	64	108
Telephone expense	33	52	66	108
FDIC assessments	64	72	129	138
Foreclosure property expense	11	28	21	59
Consulting expense	90	70	165	169
Other expense	908	772	1,663	1,428

Total non-interest expenses	3,616	3,167	7,261	6,275

Net income before income taxes	350	287	827	924

Income tax expense	56	27	152	204

Net income	$294	$260	$675	$720

Basic Earnings Per Share
Average basic shares outstanding	4,802,032	4,818,733	4,805,922	4,818,311
Earnings per share, basic	$0.06	$0.05	$0.14	$0.15

Diluted Earnings Per Share
Average diluted shares outstanding	4,819,322	4,836,783	4,819,487	4,832,416
Earnings per share, diluted	$0.06	$0.05	$0.14	$0.15

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$294	$260	$675	$720
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(564)	335	(264)	825
Deferred tax benefit (expense)	192	(112)	90	(280)
Reclassification of net securities (gains) losses recognized in net income	(6)	16	(2)	17
Deferred tax expense (benefit)	2	(6)	1	(6)

Unrealized (losses) gains adjustment, net of tax	(376)	233	(175)	556

Defined benefit pension plan:
Net periodic pension cost (benefit)	3	(5)	4	(11)
Net pension (loss) gain	(3)	5	(4)	11
Deferred tax benefit	—	—	—	—

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Post retirement benefit plan:
Net periodic cost	13	12	26	23
Net loss	(13)	(12)	(26)	(23)
Deferred tax benefit	—	—	—	—

Post retirement benefit plan adjustment, net of tax	—	—	—	—

Total other comprehensive (loss) income	(376)	233	(175)	556

Comprehensive (loss) income	$(82)	$493	$500	$1,276

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Six Months ended June 30, 2015
Balance at beginning of period	4,817,856	$24,089	$2,777	$13,293	$(921)	$39,238
Net income	—	—	—	675	—	675
Other comprehensive income	—	—	—	—	(175)	(175)
Stock repurchase	(30,000)	(150)	(18)	—	—	(168)
Stock-based compensation expense	—	—	17	—	—	17

Balance at end of period	4,787,856	$23,939	$2,776	$13,968	$(1,096)	$39,587

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$675	$720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	478	377
Net amortization and accretion of securities	179	200
Amortization of subordinated debt issuance costs	1	—
Provision for loan losses	270	262
Stock compensation expense	17	20
(Gain) loss on securities available-for-sale	(2)	17
Increase in OREO valuation allowance	72	127
Loss on sale of other real estate	8	92
Loss (gain) on disposal of fixed assets	7	(138)
Mortgage servicing rights	(36)	(3)
Loan originations for sale	(5,801)	(4,361)
Loan sales	5,200	4,263
Gain on sold loans	(109)	(96)
Increase in cash surrender value of life insurance	(125)	(91)
(Increase) decrease in accrued income and other assets	(136)	185
Increase (decrease) in other liabilities	270	(176)

Net cash provided by operating activities	968	1,398

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	1,595	1,741
Proceeds from sales and calls of available-for-sale securities	2,324	3,331
Purchase of bank owned life insurance	—	(2,001)
Purchases of available-for-sale securities	(8,815)	(2,751)
Sales (purchases) of restricted securities	169	(342)
Increase in federal funds sold	(2,068)	(84)
Loan (originations) and principal collections, net	(18,480)	(8,287)
Proceeds from sale of other real estate	99	371
Purchases of premises and equipment	(737)	(375)
Proceeds from the sale of premises and equipment	—	311

Net cash used in investing activities	(25,913)	(8,086)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	28,057	355
Net decrease in time deposits	(2,041)	(1,616)
Repurchase of common stock	(168)	—
Issuance of subordinated debt, net	6,842	—
Net increase (decrease) in securities sold under repurchase agreements	2,775	(128)
(Decrease) increase in Federal Home Loan Bank advances	(5,000)	10,000

Net cash provided by financing activities	$30,465	$8,611

Net increase in cash and due from banks	5,520	1,923
Cash and due from banks at beginning of period	20,965	15,689

Cash and due from banks at end of period	$26,485	$17,612

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,251	$1,109

Income taxes	390	341

Non-cash investing and financing:
Unrealized (loss) gain on investment securities	(264)	825

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	129	197

Loans originated to facilitate sale of OREO	118	605

Changes in deferred taxes resulting from OCI transactions	90	286

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:	General

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest” (Subtopic 835-30) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction of the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU 2015-03 is effective for periods beginning after December 15, 2015. The Company has adopted the guidance during the second quarter of 2015 and it did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supercedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014. However, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 4:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
Available-for-sale securities June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$200	$—	$—	$200
U.S. Government agencies	21,375	67	(69)	21,373
State and municipal obligations	23,447	100	(306)	23,241
Certificates of deposits	2,232	10	—	2,242

	$47,254	$177	$(375)	$47,056

Available-for-sale securities December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$16,969	$33	$(37)	$16,965
State and municipal obligations	23,335	226	(160)	23,401
Certificates of deposits	2,232	8	(2)	2,238

	$42,536	$267	$(199)	$42,604

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross realized gains	$24	$5	$24	$5
Gross realized losses	(18)	(21)	(22)	(22)

Net realized gains (losses)	$6	$(16)	$2	$(17)

Aggregate proceeds	$1,710	$2,039	$2,324	$3,331

Average yields (taxable equivalent) on securities were 2.41% and 2.36% for the three months ended June 30, 2015 and 2014, respectively, and 2.40% and 2.37% for the six months ended June 30, 2015 and 2014, respectively.

Securities with a market value of $11.9 million and $8.5 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $8.8 million and $6.0 million as of June 30, 2015 and December 31, 2014, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to changes in fair value.

Securities in an unrealized loss position at June 30, 2015 and December 31, 2014, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at June 30, 2015 included 13 federal agencies and 41 municipals. Bonds with unrealized loss positions at December 31, 2014 included 29 municipals, 13 federal agencies and three certificates of deposit. The tables are shown below.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$5,297	$51	$1,871	$18	$7,168	$69
States and municipal obligations	8,238	143	3,372	163	11,610	306

Total temporarily impaired securities	$13,535	$194	$5,243	$181	$18,778	$375

	Less than 12 months		12 months or more		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,499	$4	$3,532	$33	$5,031	$37
States and municipal obligations	412	5	9,006	155	9,418	160
Certificates of deposit	742	2	—	—	742	2

Total temporarily impaired securities	$2,653	$11	$12,538	$188	$15,191	$199

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.6 million and $1.9 million at June 30, 2015 and December 31, 2014, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $460 thousand and $382 thousand at June 30, 2015 and December 31, 2014, respectively. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 5:	Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Mortgage loans on real estate:
Construction, Land and Land Development	$43,894	$43,048
Farmland	1,080	1,128
Commercial Mortgages (Non-Owner Occupied)	21,918	20,534
Commercial Mortgages (Owner Occupied)	36,441	33,326
Residential First Mortgages	150,222	135,267
Residential Revolving and Junior Mortgages	26,362	25,400
Commercial and Industrial loans	31,001	34,002
Consumer Loans	5,623	5,349

Total loans	316,541	298,054
Net unamortized deferred loans costs	340	393
Allowance for loan losses	(3,439)	(3,205)

Loans, net	$313,442	$295,242

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

(Dollars in thousands) Loans Past Due and Nonaccruals June 30, 2015	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$47	$67	$768	$882	$43,012	$43,894
Farmland	—	—	—	—	1,080	1,080
Commercial Mortgages (Non-Owner Occupied)	—	—	1,045	1,045	20,873	21,918
Commercial Mortgages (Owner Occupied)	1,098	—	1,495	2,593	33,848	36,441
Residential First Mortgages	1,383	323	900	2,606	147,616	150,222
Residential Revolving and Junior Mortgages	152	—	115	267	26,095	26,362
Commercial and Industrial	39	—	124	163	30,838	31,001
Consumer Loans	48	5	—	53	5,570	5,623

Total	$2,767	$395	$4,447	$7,609	$308,932	$316,541

Loans Past Due and Nonaccruals December 31, 2014	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$64	$—	$669	$733	$42,315	$43,048
Farmland	—	—	—	—	1,128	1,128
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	20,534	20,534
Commercial Mortgages (Owner Occupied)	—	—	566	566	32,760	33,326
Residential First Mortgages	1,270	—	359	1,629	133,638	135,267
Residential Revolving and Junior Mortgages	6	—	31	37	25,363	25,400
Commercial and Industrial	96	—	228	324	33,678	34,002
Consumer Loans	66	14	101	181	5,168	5,349

Total	$1,502	$14	$1,954	$3,470	$294,584	$298,054

Note 6:	Allowance for Loan Losses

Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended June 30, 2015
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,763	$315	$169	$3,247
(Charge-offs)	—	—	(54)	(54)
Recoveries	5	—	36	41
Provision	121	105	(21)	205

Ending Balance	$2,889	$420	$130	$3,439

Individually evaluated for impairment	$801	$122	$—	$923
Collectively evaluated for impairment	2,088	298	130	2,516

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended June 30, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,497	$248	$205	$2,950
(Charge-offs)	(75)	—	(12)	(87)
Recoveries	8	—	5	13
Provision	159	(37)	(25)	97

Ending Balance	$2,589	$211	$173	$2,973

Individually evaluated for impairment	$724	$—	$32	$756
Collectively evaluated for impairment	1,865	211	141	2,217

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Six Months Ended June 30, 2015
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,778	$323	$104	$3,205
(Charge-offs)	(1)	—	(86)	(87)
Recoveries	10	—	41	51
Provision	102	97	71	270

Ending Balance	$2,889	$420	$130	$3,439

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Six Months Ended June 30, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,465	$256	$204	$2,925
(Charge-offs)	(214)	—	(21)	(235)
Recoveries	14	—	7	21
Provision	324	(45)	(17)	262

Ending Balance	$2,589	$211	$173	$2,973

Loan receivables evaluated for impairment individually and collectively by segment as of June 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands) As of June 30, 2015	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$9,645	$122	$3	$9,770
Collectively evaluated for impairment	270,272	30,879	5,620	306,771

Total Gross Loans	$279,917	$31,001	$5,623	$316,541

As of December 31, 2014	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$6,842	$—	$16	$6,858
Collectively evaluated for impairment	251,861	34,002	5,333	291,196

Total Gross Loans	$258,703	$34,002	$5,349	$298,054

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

(Dollars in thousands) As of June 30, 2015	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$36,215	$1,080	$18,546	$27,518	$29,267	$112,626
Watch	5,497	—	1,703	3,299	1,228	11,727
Special mention	1,102	—	—	3,484	273	4,859
Substandard	1,080	—	1,669	2,140	233	5,122
Doubtful	—	—	—	—	—	—

Total	$43,894	$1,080	$21,918	$36,441	$31,001	$134,334

As of December 31, 2014	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$34,913	$1,128	$16,426	$23,967	$31,041	$107,475
Watch	5,649	—	3,770	4,430	2,492	16,341
Special mention	1,403	—	—	2,789	154	4,346
Substandard	1,083	—	338	2,140	315	3,876
Doubtful	—	—	—	—	—	—

Total	$43,048	$1,128	$20,534	$33,326	$34,002	$132,038

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

(Dollars in thousands)		Residential
As of June 30, 2015 PAYMENT ACTIVITY STATUS	Residential First Mortgages (1)	Revolving and Junior Mortgages (2)	Consumer Loans (3)	Total
Performing	$148,999	$26,247	$5,618	$180,864
Nonperforming	1,223	115	5	1,343

Total	$150,222	$26,362	$5,623	$182,207

As of December 31, 2014 PAYMENT ACTIVITY STATUS	Residential First Mortgages (4)	Residential Revolving and Junior Mortgages (5)	Consumer Loans (6)	Total
Performing	$134,908	$25,369	$5,234	$165,511
Nonperforming	359	31	115	505

Total	$135,267	$25,400	$5,349	$166,016

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $1.9 million as of June 30, 2015.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $216 thousand as of June 30, 2015.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard were zero as of June 30, 2015.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.1 million as of December 31, 2014.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $219 thousand as of December 31, 2014.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $1 thousand as of December 31, 2014.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of June 30, 2015 and December 31, 2014, along with the average recorded investment and interest income recognized for the three and six months ended June 30, 2015 and 2014, respectively.

(Dollars in thousands)	As of June 30, 2015			As of December 31, 2014
IMPAIRED LOANS
	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land and land development	$448	$452	$—	$450	$452	$—
Residential First Mortgages	1,957	1,981	—	1,568	1,584	—
Residential Revolving and Junior Mortgages (1)	50	50	—	50	50	—
Commercial Mortgages (Non-owner occupied)	1,309	1,309	—	264	264	—
Commercial Mortgages (Owner occupied)	1,936	1,969	—	1,887	1,916	—
Commercial and Industrial	—	—	—	—	—	—
Consumer (2)	3	3	—	5	5	—

	5,703	5,764	—	4,224	4,271	—

With an allowance recorded:
Construction, land and land development	270	292	128	277	292	144
Residential First Mortgages	2,154	2,154	356	2,173	2,173	437
Residential Revolving and Junior Mortgages (1)	173	173	83	173	173	84
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,348	1,356	234	—	—	—
Commercial and Industrial	122	122	122	—	—	—
Consumer (2)	—	—	—	11	11	11

	4,067	4,097	923	2,634	2,649	676

Total Impaired Loans:
Construction, land and land development	718	744	128	727	744	144
Residential First Mortgages	4,111	4,135	356	3,741	3,757	437
Residential Revolving and Junior Mortgages (1)	223	223	83	223	223	84
Commercial Mortgages (Non-owner occupied)	1,309	1,309	—	264	264	—
Commercial Mortgages (Owner occupied)	3,284	3,325	234	1,887	1,916	—
Commercial and Industrial	122	122	122	—	—	—
Consumer (2)	3	3	—	16	16	11

	$9,770	$9,861	$923	$6,858	$6,920	$676

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the three months ended		For the three months ended
	June 30, 2015		June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$449	$—	$451	$1
Residential First Mortgages	1,761	18	1,042	10
Residential Revolving and Junior Mortgages (1)	50	1	—	—
Commercial Mortgages (Non-owner occupied)	786	14	264	4
Commercial Mortgages (Owner occupied)	1,552	18	1,917	20
Commercial and Industrial	—	—	—	—
Consumer (2)	4	—	—	—

	4,602	51	3,674	35

With an allowance recorded:
Construction, land and land development	272	1	288	1
Residential First Mortgages	2,160	26	2,186	26
Residential Revolving and Junior Mortgages (1)	173	2	174	2
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	1,026	8	—	—
Commercial and Industrial	123	—	—	—
Consumer (2)	—	—	38	1

	3,754	37	2,686	30

Total
Construction, land and land development	721	1	739	2
Residential First Mortgages	3,921	44	3,228	36
Residential Revolving and Junior Mortgages (1)	223	3	174	2
Commercial Mortgages (Non-owner occupied)	786	14	264	4
Commercial Mortgages (Owner occupied)	2,578	26	1,917	20
Commercial and Industrial	123	—	—	—
Consumer (2)	4	—	38	1

	$8,356	$88	$6,360	$65

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the six months ended June 30, 2015		For the six months ended June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$449	$—	$452	$2
Residential First Mortgages	1,696	36	1,046	21
Residential Revolving and Junior Mortgages (1)	50	2	—	—
Commercial Mortgages (Non-owner occupied)	612	18	264	8
Commercial Mortgages (Owner occupied)	1,429	27	1,924	42
Commercial and Industrial	—	—	—	—
Consumer (2)	4	—	—	—

	4,240	83	3,686	73

With an allowance recorded:
Construction, land and land development	274	2	242	1
Residential First Mortgages	2,164	52	2,190	47
Residential Revolving and Junior Mortgages (1)	173	4	174	4
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	919	12	—	—
Commercial and Industrial	82	—	—	—
Consumer (2)	—	—	38	2

	3,612	70	2,644	54

Total
Construction, land and land development	723	2	694	3
Residential First Mortgages	3,860	88	3,236	68
Residential Revolving and Junior Mortgages (1)	223	6	174	4
Commercial Mortgages (Non-owner occupied)	612	18	264	8
Commercial Mortgages (Owner occupied)	2,348	39	1,924	42
Commercial and Industrial	82	—	—	—
Consumer (2)	4	—	38	2

	$7,852	$153	$6,330	$127

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At June 30, 2015 and December 31, 2014, non-accruing loans excluded from impaired loan disclosure totaled $591 thousand and $663 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $4 thousand and $6 thousand during the three months ended June 30, 2015 and 2014, respectively, and $8 thousand and $13 thousand during the six months ended June 30, 2015 and 2014, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the three and six months ended June 30, 2015 and 2014.

	For the three months ended			For the three months ended
	June 30, 2015			June 30, 2014
(Dollars in thousands) TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land and land development (1)	—	$—	$—	2	$282	$282

(1)	Modifications were an extension of loan terms.

	For the six months ended			For the six months ended
	June 30, 2015			June 30, 2014
(Dollars in thousands) TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction, land and land development (1)	—	$—	$—	2	$282	$282
Commercial mortgages (Owner occupied) (2)	1	105	124	—	—	—

(1)	Modifications were an extension of loan terms.
(2)	Modifications were capitalization of interest.

(Dollars in thousands)	For the three months ended June 30, 2015		For the three months ended June 30, 2014
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential revolving and junior mortgages	—	$—	1	$75

(Dollars in thousands)	For the six months ended June 30, 2015		For the six months ended June 30, 2014
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential revolving and junior mortgages	—	$—	1	$75
Commercial mortgages (Owner occupied)	1	124	—	—

Other Real Estate Owned

The table below details the properties included in other real estate owned (“OREO”) as of June 30, 2015 and December 31, 2014. There was one collateralized consumer residential mortgage loan with a balance of $28 thousand in the process of foreclosure as of June 30, 2015. The property was foreclosed on August 3, 2015.

	As of June 30, 2015		As of December 31, 2014
(Dollars in thousands)	No. of Properties	Carrying Value	No. of Properties	Carrying Value
Residential	7	$1,407	10	$1,559
Land lots	7	442	13	587
Convenience stores	2	234	2	234
Restaurant	1	107	1	107
Commercial properties	2	434	1	304

Total	19	$2,624	27	$2,791

Included in other assets as of June 30, 2015, was one residential property purchased in 2013 from a related party with a value of $724 thousand and a former branch, which was closed April 30, 2015, with a value of $398 thousand. As of December 31, 2014, the residential property was included in other assets and had a value of $771 thousand. Both properties are being marketed for sale.

Note 7:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the three months ended				For the six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	4,802,032	$0.06	4,818,733	$0.05	4,805,922	$0.14	4,818,311	$0.15
Effect of dilutive securities:
Stock options	17,290		18,050		13,565		14,105

Diluted earnings per share	4,819,322	$0.06	4,836,783	$0.05	4,819,487	$0.14	4,832,416	$0.15

For the three months ended June 30, 2015 and 2014, options on 54,733 and 62,588 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the six months ended June 30, 2015 and 2014, options of 68,473 and 68,828 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8:	Stock-Based Compensation

On June 28, 2013, the Company registered with the Securities and Exchange Commission a new stock-based compensation plan, which superseded all other plans. There are 370,500 shares available for grant under this plan at June 30, 2015.

Stock-based compensation expense related to stock awards was zero for both the three month periods ended June 30, 2015 and 2014 and during the six month periods ended June 30, 2015 and 2014 was $17 thousand and $20 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of June 30, 2015.

Options for a total of 7,500 shares were granted and vested during the six months ended June 30, 2015. The aggregate fair value of options granted during the six months ended June 30, 2015 was $17 thousand. Options for a total of 7,000 shares were granted and vested during the six months ended June 30, 2014. The aggregate fair value of options granted during the six months ended June 30, 2014 was $20 thousand.

The variables used in these calculations of the fair value of the options are as follows:

	For the six months ended June 30,
	2015	2014
Risk free interest rate (5 year Treasury)	1.52%	2.70%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5	5
Expected volatility	47.1%	51.4%

Stock option activity for the six months ended June 30, 2015 (unaudited) is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1, 2015	190,419	$7.02	6.2
Granted	7,500	5.37
Forfeited	—	—
Exercised	—	—
Expired	(7,734)	14.43

Options outstanding and exercisable, June 30, 2015	190,185	$6.66	6.1	$94,373

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount changes based on changes in the market value of the Company’s common stock.

Note 9:	Employee Benefit Plans

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

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Six months ended June 30,	2015	2014	2015	2014
Service cost	$—	$—	$11	$8
Interest cost	66	71	15	15
Expected return on plan assets	(99)	(101)	—	—
Amortization of unrecognized net loss	—	19	—	—
Recognized net actuarial loss	37	—	—	—

Net periodic (benefit) cost	$4	$(11)	$26	$23

The Company expects to make no contribution to its pension plan and $5 thousand to its post-retirement benefit plan during the remainder of 2015. The Company has contributed $5 thousand towards the post-retirement plan during the first six months of 2015.

Note 10:	Long Term Debt

FHLB Debt

As of June 30, 2015, the Bank had FHLB debt consisting of five advances (see table below). A $5 million advance with an interest rate of 2.69% matured in May 2014 and was replaced with a new $5 million three month LIBOR-based floating rate advance. One of these advances was repaid in the second quarter of 2015. Two $5 million advances were drawn in June 2014 and two $5 million advances were drawn in October 2014, all of which were fixed rate advances.

The five advances are shown in the following table.

Description	Balance	Originated	Current Interest Rate	Maturity Date

Adjustable Rate Hybrid	$10,000,000	4/12/2013	2.65590%	4/13/2020
Fixed Rate Credit	5,000,000	10/20/2014	0.47000%	4/20/2016
Fixed Rate Credit	5,000,000	10/20/2014	0.30000%	10/20/2015
Fixed Rate Credit	5,000,000	5/20/2015	0.37000%	2/22/2016
Adjustable Rate Credit	5,000,000	6/18/2015	0.30080%	9/19/2016

	$30,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of June 30, 2015, was $44.2 million against a total line of credit of $78.2 million.

As of June 30, 2015 and December 31, 2014, the Company had $30.0 million and $35.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.13% and 0.96%, respectively.

Subordinated Debt

On May 28, 2015, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with twenty-nine accredited investors under which the Company issued an aggregate of $7,000,000 of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any time on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

(Dollars in thousands)	Balance as of June 30, 2015
6.5% Subordinated Debt	$7,000
Less: Issuance costs	(159)

$6,841

Bank Dividends

One source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval from the Bank’s regulators.

Note 11.	Regulatory Capital Requirements and Restrictions

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

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2015 and December 31, 2014, are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$49,097	16.90%	$23,242	8.00%	N/A	N/A
Bank of Lancaster	40,498	14.08%	23,010	8.00%	$28,763	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,817	13.36%	11,621	6.00%	N/A	N/A
Bank of Lancaster	37,059	12.88%	11,505	6.00%	$17,258	6%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,817	13.36%	11,621	4.50%	N/A	N/A
Bank of Lancaster	37,059	12.88%	11,505	4.50%	$14,381	5%

Tier 1 Capital (to Average Assets)
Consolidated	38,817	9.52%	16,307	4.00%	N/A	N/A
Bank of Lancaster	37,059	9.17%	16,162	4.00%	$20,203	5%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$41,445	15.02%	$22,074	8.00%	N/A	N/A
Bank of Lancaster	36,446	13.30%	21,927	8.00%	$27,409	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,240	13.86%	11,037	4.00%	N/A	N/A
Bank of Lancaster	33,241	12.13%	10,964	4.00%	$16,445	6%

Tier 1 Capital (to Average Assets)
Consolidated	38,240	10.36%	14,770	4.00%	N/A	N/A
Bank of Lancaster	33,241	9.07%	14,664	4.00%	$18,329	5%

Note 12:	Fair Value Measurements

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $6.00 per loan as of June 30, 2015 and $5.75 per loan as of December 31, 2014. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 156% and 184% as of June 30, 2015 and December 31, 2014, respectively. A discount rate of 11.0% was then applied to each pool as of June 30, 2015 and 10.0% as of December 31, 2014. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)		Fair Value Measurements at June 30, 2015 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$200	$—	$—	$200
U. S. Government agencies	21,373	1,366	20,007	—
State and municipal obligations	23,241	—	23,241	—
Certificates of deposit	2,242	—	2,242	—

Total securities available-for-sale:	$47,056	$1,366	$45,490	$200

Mortgage servicing rights	$632	$—	$—	$632

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,178	1,178	—	—
Mutual funds - equity	1,751	1,751	—	—

Total defined benefit plan assets	$2,932	$2,932	$—	$—

		Fair Value Measurements at December 31, 2014 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$16,965	$845	$16,120	$—
State and municipal obligations	23,401	—	23,401	—
Certificates of deposit	2,238	—	2,238	—

Total securities available-for-sale:	$42,604	$845	$41,759	$—

Mortgage servicing rights	$596	$—	$—	$596

Defined benefit plan assets:
Cash and cash equivalents	$4	$4	$—	$—
Mutual funds - fixed income	1,139	1,139	—	—
Mutual funds - equity	1,754	1,754	—	—

Total defined benefit plan assets	$2,897	$2,897	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

(Dollars in thousands)	MSRs	Corporate Bonds
Balance, January 1, 2015	$596	$—
Purchases	—	200
Impairments	—	—
Fair value adjustments	36	—
Sales	—	—

Balance, June 30, 2015	$632	$200

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at June 30, 2015 Using
(Dollars in thousands) Description	Balance as of June 30, 2015	Level 1	Level 2	Level 3
Impaired Loans, net	$3,144	$—	$—	$3,144
Other real estate owned, net	2,624	—	—	2,624

		Fair Value Measurements at December 31, 2014 Using
Description	Balance as of December 31, 2014	Level 1	Level 2	Level 3
Impaired Loans, net	$1,958	$—	$—	$1,958
Other real estate owned, net	2,791	—	—	2,791

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2015:

(Dollars in thousands)	Balance as of June 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$3,144	Discounted appraised value	Selling Cost	10% - 25% (13%)
			Lack of Marketability	25% - 75 (52%)

Other real estate owned, net	2,624	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	7% - 20% (10%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2014:

(Dollars in thousands)	Balance as of December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$1,958	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	25% - 75% (53%)

Other real estate owned, net	2,791	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	7% - 20% (11%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at June 30, 2015 Using
(Dollars in thousands) Description	Balance as of June 30, 2015	Fair Value as of June 30, 2015	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,880	$5,880	$5,880	$—	$—
Interest-bearing deposits	20,605	20,605	20,605	—	—
Federal funds sold	2,187	2,187	2,187	—	—
Securities available-for-sale	47,056	47,056	1,366	45,490	200
Restricted securities	2,261	2,261	—	—	2,261
Loans, net	313,442	319,343	—	—	319,343
Loans held for sale	709	709	—	—	709
Accrued interest receivable	1,237	1,237	—	1,237	—
Mortgage servicing rights	632	632	—	—	632

Financial Liabilities:
Non-interest-bearing liabilities	$61,073	$61,073	$61,073	$—	$—
Savings and other interest-bearing deposits	152,794	152,503	—	152,503	—
Time deposits	119,734	121,026	—	—	121,026
Securities sold under repurchase agreements	8,787	8,787	—	8,787	—
FHLB advances	30,000	30,911	—	30,911	—
Subordinated debt	6,841	7,000	—	—	7,000
Accrued interest payable	201	201	—	201	—

			Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands) Description	Balance as of December 31, 2014	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,181	$6,181	$6,181	$—	$—
Interest-bearing deposits	14,784	14,784	14,784	—	—
Federal funds sold	119	119	119	—	—
Securities available-for-sale	42,604	42,604	845	41,759	—
Restricted securities	2,430	2,430	—	—	2,430
Loans, net	295,242	300,481	—	—	300,481
Accrued interest receivable	1,197	1,197	—	1,197	—
Mortgage servicing rights	596	596	—	—	596

Financial Liabilities:
Non-interest-bearing liabilities	$63,308	$63,308	$63,308	$—	$—
Savings and other interest-bearing deposits	122,502	122,502	—	122,502	—
Time deposits	121,775	122,662	—	—	122,662
Securities sold under repurchase agreements	6,012	6,012	—	6,012	—
FHLB advances	35,000	35,951	—	35,951	—
Accrued interest payable	149	149	—	149	—

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

As a result of being issued and sold at the end of May 2015, the fair value of the Company’s subordinated debt is estimated at its sales price of par less issuance costs.

The fair value of the FHLB advances is estimated by discounting the future cash flows using the current interest rates offered for similar advances.

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At June 30, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 13:	Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

	For the Three Months Ended June 30, 2015
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2015	$246	$(966)	$(720)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $192	(372)	—	(372)
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $2	(4)	—	(4)

Balance June 30, 2015	$(130)	$(966)	$(1,096)

	For the Three Months Ended June 30, 2014
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2014	$(468)	$(382)	$(850)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $112	223	—	223
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $6	10	—	10

Balance June 30, 2014	$(235)	$(382)	$(617)

	For the Six Months Ended June 30, 2015
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2015	$45	$(966)	$(921)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $90	(174)	—	(174)
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $1	(1)	—	(1)

Balance June 30, 2015	$(130)	$(966)	$(1,096)

	For the Six Months Ended June 30, 2014
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$(791)	$(382)	$(1,173)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $280	545	—	545
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $6	11	—	11

Balance June 30, 2014	$(235)	$(382)	$(617)

Reclassification for previously unrealized (losses) gains and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three and six months ended June 30, 2015 and 2014.

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Three Months Ended

Holding Losses on Securities

(In thousands)	June 30, 2015	June 30, 2014
Net gains (losses) on sale of securities available-for-securities	$6	$(16)
Tax (expense) benefit	(2)	6

Impact on net income	$4	$(10)

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Six Months Ended

Holding Losses on Securities

(In thousands)	June 30, 2015	June 30, 2014
Net gains (losses) on sale of securities available-for-securities	$2	$(17)
Tax (expense) benefit	(1)	6

Impact on net income	$1	$(11)

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

EXECUTIVE SUMMARY

Results for the first six months of 2015 are highlighted by continued success of the Company’s expansion into the Richmond, Virginia market and the completion of a $7.0 million subordinated debt offering. In March 2015, the Bank opened a third retail branch in the Richmond market in Chesterfield County. In June 2015, the Bank converted its Hartfield, Virginia loan production office into a retail office. This office is located in Middlesex County. Core earnings and growth remain priorities. The capital position remains solid.

Total assets have grown by $31.2 million, or 8.0%, during the first six months of 2015, to $421.7 million. Two of the three new Richmond branches currently have negative contributions to earnings, causing the year-over-year decline in net income to $666 thousand from $720 thousand. However, net interest income, which management considers to be a component of core earnings, grew by $832 thousand for the six-month period ended June 30, 2015 compared to the 2014 comparable period. Return on average assets was 0.33% for the first six months of 2015 compared to 0.44% for the same period in 2014. Return on average equity was 3.39% for the first six months of 2015 compared to 3.84% for the same period in 2014.

The in-house loan portfolio grew by $18.4 million, or 6.2%, during the first six months of 2015. Loans originated and sold to Fannie Mae generated growth of $2.7 million in the portfolio of loans serviced for Fannie Mae since December 31, 2014. The servicing portfolio totals $67.4 million as of June 30, 2015 compared to $64.7 million as of December 31, 2014 and $60.9 million as of June 30, 2014.

In April 2015, the Bank consolidated the branch operations of its three Lancaster County, Virginia offices into two offices, with all Kilmarnock branch operations now based in the main office of the Bank. The branch consolidation is expected to save the Company approximately $85 thousand annually. The branch building located at 432 N. Main Street, Kilmarnock, Virginia is for sale.

The net interest margin decreased to 3.59% for the first six months of 2015 compared to 3.87% for the same period in 2014. As this low rate environment continues, loan and investment yields continue to decline, but increased loan balances have resulted in increased interest income, resulting in the improved net interest income noted above.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

EARNINGS SUMMATION

For the three months ended June 30, 2015 and 2014, net income was $294 thousand and $260 thousand, respectively, an increase of $34 thousand or 13.1% from 2015 to 2014. Diluted earnings per average share for the three months ended June 30, 2015 and 2014 were $0.06 and $0.05, respectively. Annualized return on average assets was 0.29% for the three months ended June 30, 2015 compared to 0.31% for the three months ended June 30, 2014. Annualized return on average equity was 2.96% and 2.72% for the three months ended June 30, 2015 and 2014, respectively.

For the six months ended June 30, 2015 and 2014, net income was $675 thousand and $720 thousand, respectively, a decrease of $45 thousand or 6.3% from 2015 to 2014. During the first quarter of 2014, the Company recognized a gain of $138 thousand on the sale of its former Heathsville branch. Diluted earnings per average share for the six months ended June 30, 2015 and 2014 were $0.14 and $0.15, respectively. Annualized return on average assets was 0.34% for the six months ended June 30, 2015 compared to 0.44% for the six months ended June 30, 2014. Annualized return on average equity was 3.44% and 3.84% for the six months ended June 30, 2015 and 2014, respectively.

RESULTS OF OPERATIONS

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of assets which earn interest. Changes in the volume and mix of assets which earn interest and liabilities that bear interest, the associated yields and rates, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income.

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in Thousands)	Three months ended 6/30/2015			Three months ended 6/30/14
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$28,979	$141	1.95%	$20,042	$85	1.70%
Tax-exempt investments (1)	16,400	132	3.22%	18,719	144	3.08%

Total investments	45,379	273	2.41%	38,761	229	2.36%

Gross loans (2)	309,695	3,715	4.80%	257,575	3,279	5.09%
Interest-bearing deposits	22,900	13	0.23%	6,676	4	0.24%
Federal funds sold	703	—	0.05%	469	—	0.06%

Total Interest Earning Assets	$378,677	$4,001	4.23%	$303,481	$3,512	4.63%

INTEREST-BEARING LIABILITIES:
Savings deposits	$42,774	$19	0.18%	$43,510	$17	0.16%
NOW deposits	42,228	15	0.14%	42,905	16	0.15%
Time deposits => $100,000	55,340	212	1.54%	43,736	192	1.76%
Time deposits < $100,000	56,494	199	1.41%	50,489	197	1.57%
Time deposits - Wholesale	7,686	8	0.42%	419	1	0.51%
Money market deposit accounts	56,972	117	0.82%	26,872	26	0.39%

Total Deposits	261,494	570	0.87%	207,931	449	0.87%

Federal funds purchased	—	—	—	226	1	0.69%
Securities sold under repurchase agreements	7,424	2	0.11%	8,231	2	0.10%
FHLB advances	34,722	87	1.00%	16,000	85	2.13%
Subordinated notes	2,504	42	6.50%	—	—	—

Total Interest-Bearing Liabilities	$306,144	$701	0.92%	$232,388	$537	0.93%

Net interest income and net interest margin		$3,300	3.49%		$2,975	3.92%

Non-interest-bearing deposits	$61,030	—	0.00%	$58,274	—	0.00%
Total Cost of funds			0.76%			0.74%
Net interest rate spread			3.46%			3.89%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees, VISA program and nonaccrual loans.

Interest income for the three months ended June 30, 2015, on a tax-equivalent basis, was $4.0 million, an increase of $489 thousand from the second quarter of 2014, due mainly to increases in loan balances. Interest expense for the three months ended June 30, 2015 was $701 thousand, an increase of $164 thousand from the second quarter of 2014, due to increases in interest-bearing deposits in Richmond, which supported the loan growth. Net interest income for the three months ended June 30, 2015, on a tax-equivalent basis, was $3.3 million, an increase of $325 thousand from the second quarter of 2014.

The annualized net interest margin was 3.49% and 3.92% for the three months ended June 30, 2015 and 2014, respectively. This period to period decline is due to continued reductions in loan yields, to 4.80% for the second quarter of 2015 from 5.09% for the second quarter of 2014, as market rates remain historically low and new loans are made at rates lower than existing loans. The cost of funds increased slightly to 0.76% for the second quarter of 2015 from 0.74% for the second quarter of 2014, a result of new money market products with higher rates.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.46% for the three months ended June 30, 2015, compared to 3.89% for the three months ended June 30, 2014.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2015 increased by $293 thousand, or 47.0%, compared to the three months ended June 30, 2014. Contributing to this improvement was decreased losses on OREO properties to $41 thousand in 2015 from $249 thousand in 2014 and an increase in secondary market lending income of $72 thousand.

NON-INTEREST EXPENSE

For the three months ended June 30, 2015 and 2014, non-interest expenses totaled $3.6 million and $3.2 million, respectively. The increase in non-interest expense was due primarily to an increase of $243 thousand in salaries and benefits, which was driven by an increase in employees for the new Richmond offices and increased commissions related to loan production. Occupancy expense increased in 2015 by $88 thousand primarily due to the new branches in Richmond which were opened in the fourth quarter of 2014 and the end of the first quarter of 2015. Other expense increases included $47 thousand related to the write down of an asset, $22 thousand related to recruitment fees and $15 thousand related to strategic planning.

FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in Thousands)	Six months ended 6/30/2015			Six months ended 6/30/14
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$28,294	$275	1.94%	$20,918	$179	1.71%
Tax-exempt investments (1)	16,461	264	3.21%	19,017	294	3.09%

Total investments	44,755	539	2.40%	39,935	473	2.37%

Gross loans (2)	305,868	7,390	4.83%	254,625	6,440	5.06%
Interest-bearing deposits	19,026	21	0.22%	6,303	8	0.25%
Federal funds sold	645	—	0.06%	308	—	0.06%

Total Interest Earning Assets	$370,294	$7,950	4.29%	$301,171	$6,921	4.60%

INTEREST-BEARING LIABILITIES:
Savings deposits	$43,669	$39	0.18%	$43,948	$34	0.16%
NOW deposits	41,969	31	0.15%	42,361	31	0.15%
Time deposits => $100,000	55,844	424	1.53%	43,893	393	1.81%
Time deposits < $100,000	56,618	400	1.42%	50,688	395	1.57%
Time deposits - Wholesale	7,827	15	0.39%	210	1	0.52%
Money market deposit accounts	48,414	177	0.74%	27,055	53	0.40%

Total Deposits	254,341	1,086	0.86%	208,155	907	0.88%

Federal funds purchased	—	—	—	182	1	0.55%
Securities sold under repurchase agreements	6,740	4	0.12%	7,805	4	0.10%
FHLB advances	34,861	172	0.99%	15,500	185	2.41%
Subordinated notes	1,252	42	6.50%	—	—	—

Total Interest-Bearing Liabilities	$297,194	$1,304	0.88%	$231,642	$1,097	0.96%

Net interest income and net interest margin		$6,646	3.59%		$5,824	3.87%

Non-interest-bearing deposits	$61,370	—	0.00%	$57,733	—	0.00%
Total Cost of funds			0.73%			0.76%
Net interest rate spread			3.56%			3.84%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees, VISA program and nonaccrual loans.

Interest income for the six months ended June 30, 2015, on a tax-equivalent basis, was $7.9 million, an increase of $1.0 million from the same period of 2014, due primarily to the growth in loan balances. Interest expense for the six months ended June 30, 2015 was $1.3 million, an increase of $207 thousand from the same period of 2014. Net interest income for the six months ended June 30, 2015, on a tax-equivalent basis, was $6.6 million, an increase of $1.0 million from the first half of 2014.

The annualized net interest margin was 3.59% and 3.87% for the six months ended June 30, 2015 and 2014, respectively. This period to period decline is due to continued reductions in loan yields, to 4.83% for the first half of 2015 from 5.06% for the first half of 2014, as market rates remain historically low and new loans are made at lower rates than existing loans. Although the cost of funds is slightly lower for the first half of 2015 compared to the first half of 2014 to 0.73% from 0.76%, the second quarter of 2015 increased compared to both the first quarter of 2015 and the second quarter of 2014.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.56% for the six months ended June 30, 2015, compared to 3.84% for the six months ended June 30, 2014.

NON-INTEREST INCOME

Non-interest income for the six months ended June 30, 2015 increased by $65 thousand, or 3.7%, compared to the six months ended June 30, 2014. Contributing to this increase were reductions in losses on OREO properties to $80 thousand in 2015 compared to $219 thousand in 2014. Secondary market lending income increased $59 thousand for the six months ended June 30, 2015 compared to the same period in 2014 due to increased mortgage origination volume. In addition, a gain of $138 thousand was recognized on the sale of a branch in the first quarter of 2014.

NON-INTEREST EXPENSE

For the six months ended June 30, 2015 and 2014, non-interest expenses totaled $7.3 million and $6.3 million, respectively. The increase in non-interest expense was due primarily to an increase of $704 thousand in salaries and benefits, as a result of additional personnel for the new Richmond offices and related support functions, plus increased commissions related to loan growth. Occupancy expense increased in 2015 by $165 thousand primarily due to $135 thousand related to the new branches in Richmond. Other expense increases included $47 thousand related to the write down of an asset and $45 thousand related to the new Richmond branches.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 23.0% to $370.3 million for the six months ended June 30, 2015, as compared to $301.2 million for the six months ended June 30, 2014, due to growth of $51.2 million in average loans. Average interest-earning assets as a percent of total average assets were 90.4% for the six months ended June 30, 2015 as compared to 91.2% for the same period in 2014. The loan portfolio, with $305.9 million in average balances as of June 30, 2015, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 20.7% to $297.2 million for the six months ended June 30, 2015, as compared to $246.1 million for the six months ended June 30, 2014, due primarily to the growth in deposits from the new Richmond branches. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $120.3 million for the six months ended June 30, 2015, up from $94.8 million for the similar period in 2014.

ASSET QUALITY

Asset quality remains good. Loans charged off during the first six months of 2015, net of recoveries, totaled $36 thousand compared to $214 thousand for the first six months of 2014. This represents a decline in the annualized net charge-off ratio to 0.02% for the first six months of 2015 compared to 0.17% for the first six months of 2014, reflecting an improvement in asset quality. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management believes it is maintaining an adequate level of the ALL at 1.09% of total loans at June 30, 2015 and 1.07% at December 31, 2014.

Non-performing assets, which include OREO and non-performing loans, increased by $2.7 million to $7.5 million, or 1.8% of total assets as of June 30, 2015 compared to 1.2% as of December 31, 2014. This increase is primarily related to an increase of $2.5 million in non-accruing loans, a result of two loan relationships moved to non-accruing status, one of which was already identified as impaired.

Non-Performing Assets

(Dollars in thousands)	June 30, 2015	December 31, 2014

Loans past due 90 days or more and still accruing	$395	$14
Non-accruing loans	4,447	1,954

Total non-performing loans	4,842	1,968

Other real estate owned	2,624	2,791

Total non-performing assets	$7,466	$4,759

Allowance for loan losses	$3,439	$3,205

Allowance to non-performing loans	71.0%	162.9%
Non-performing assets to total assets	1.8%	1.2%

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, increased by $843 thousand during the first six months of 2015 to $9.8 million, or 23.3% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of June 30, 2015, loans valued at $9.8 million were considered impaired, whereas $6.9 million were considered impaired as of December 31, 2014. Between December 31, 2014 and June 30, 2015, five loans were identified as impaired, none were dispensed through foreclosure and charged-off, one was paid off and none were moved into the pool of loans for collective evaluation of impairment. Management has reviewed the impaired credits and the underlying collateral and expects no additional losses above those which are specifically reserved in the ALL.

FINANCIAL CONDITION

Total assets increased to $421.7 million as of June 30, 2015 compared to $390.5 million as of December 31, 2014. Cash and due from banks, which produces no income, was $5.9 million and $6.2 million on June 30, 2015 and December 31, 2014, respectively. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has increased by $5.8 million since year end 2014 as a result of the cash received from the issuance of an aggregate of $7.0 million of subordinated notes at the end of the second quarter.

During the six months ended June 30, 2015, gross loans increased by $18.5 million or 6.2%, to $316.5 million from $298.1 million at year-end 2014. The largest components of this increase were $16.0 million related to residential first, revolving and junior mortgages, $4.5 million related to commercial mortgages and $800 thousand related to construction, land and land development loans. These increases were partially offset by a $3.0 million decrease related to commercial and industrial loans.

The Bank had $2.6 million and $2.8 million of OREO at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, OREO consists of seven residences, seven lots, two former convenience stores, one former restaurant and two commercial business properties. During the first six months of 2015, one property with a book value of $129 thousand from one borrower was added through foreclosure, and nine properties with a total book value of $225 thousand were sold. There were $72 thousand of write-downs of OREO properties during the first six months of 2015, compared to $127 thousand for the same period in 2014. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

In March 2014, the Company sold a former branch in Heathsville, Virginia for $311 thousand and recognized a gain of $138 thousand on the sale.

As of June 30, 2015, securities available-for-sale at fair value totaled $47.1 million as compared to $42.6 million on December 31, 2014. This represents a net increase of $4.5 thousand or 10.6% for the six months. As of June 30, 2015, available-for-sale securities represented 11.2% of total assets and 12.2% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. Unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs.

During 2013 and 2014, the Company purchased $7.0 million of bank owned life insurance in order to offset the cost of employee benefits. The bank owned life insurance’s carrying value as of June 30, 2015 was $7.4 million.

As of June 30, 2015, total deposits were $333.6 million compared to $307.6 million at year-end 2014. This represents an increase in balances of $26.0 million or 8.5% during the six months. The increase was driven by a $33.8 million increase in money market accounts, offset by decreases of $3.7 million in savings accounts, $2.2 million in noninterest-bearing deposits and $2.0 million in time deposits. The increase in money market is primarily the result of promotional rates for the Richmond market.

To support loan growth since the second quarter of 2014, a net of $5.0 million of new FHLB advances were drawn, plus $3.0 million in a brokered money market account during the third quarter of 2014, and $5.0 million in brokered time deposits during the fourth quarter of 2014.

On May 28, 2015, the Company entered into a Purchase Agreement with twenty-nine accredited investors under which the Company issued an aggregate of $7,000,000 of subordinated notes to the accredited investors. The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any time on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

As of June 30, 2015, securities sold under repurchase agreements increased by $2.8 million to $8.8 million from $6.0 million at December 31, 2014. This increase was the result of normal seasonality for these customers.

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

At June 30, 2015, cash totaled $5.9 million, federal funds sold totaled $2.2 million, interest-bearing deposits totaled $20.6 million, securities maturing in one year or less totaled $5.3 million and loans maturing in one year or less totaled $26.3 million. This results in a liquidity ratio as of June 30, 2015 of 14.3% as compared to 11.7% as of December 31, 2014. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $78.2 million, with $44.2 million available, plus federal funds lines of credit with correspondent banks totaling $21.5 million.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. The Company’s shareholders’ equity before accumulated other comprehensive loss was $40.7 million on June 30, 2015 compared to $40.2 million on December 31, 2014. Accumulated other comprehensive loss increased by $175 thousand between December 31, 2014 and June 30, 2015, primarily as a result of increases in unrealized net losses in the investment portfolio. During the six months ended June 30, 2015, the Company repurchased 30,000 shares of its common stock for $168 thousand.

Book value per share, before accumulated other comprehensive loss, on June 30, 2015, compared to December 31, 2014, increased to $8.50 from $8.34. Book value per share, including accumulated other comprehensive loss, increased to $8.27 on June 30, 2015 from $8.14 on December 31, 2014. No cash dividends were paid for the six month period ended June 30, 2015, nor for the comparable period ended June 30, 2014.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System. As of June 30, 2015, the Bank’s capital ratios continue to be well in excess of regulatory minimums.

In July 2013, the Board of Governors of the Federal Reserve System issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of June 30, 2015, the Bank maintained Common Equity Tier 1 capital of $37.1 million, Tier 1 capital of $37.1 million, risk weighted assets of $287.6 million, and total capital of $40.5 million. As of June 30, 2015, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 12.88% of risk-weighted assets, the Tier 1 capital ratio at 12.88% of risk-weighted assets, the total capital ratio at 14.08% of risk-weighted assets, and the Tier 1 leverage ratio at 9.17% of total assets.

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

Off Balance Sheet Arrangements

	June 30, 2015	December 31, 2014
(Dollars in thousands)
Total loan commitments outstanding	$44,559	$36,443
Standby-by letters of credit	431	355
Low income housing tax credit fund	499	—

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

CONTRACTUAL OBLIGATIONS

Other than with respect to the issuance of an aggregate of $7.0 million of subordinates notes on May 28, 2015, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Information on the issuance of the subordinated notes is included in the Company’s Current Report on Form 8-K filed on June 2, 2015.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of June 30, 2015.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the six months ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 17, 2014, the Company announced a share repurchase program pursuant to which it is authorized to repurchase up to 240,892 shares of its common stock. The share repurchase program is authorized to last through December 31, 2015. The table below provides information on share repurchases made during the second quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Program
April 1-30, 2015	—	$—	—	—
May 1-31, 2015	—	—	—	—
June 1-30, 2015	15,000	5.83	30,000	210,892

Total	15,000	$5.83	30,000	210,892

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

4.1	Form of Subordinated Note (incorporated by reference to previously filed Form 8-K filed on June 2, 2015).

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to previously filed Form 8-K filed on June 2, 2015).

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 7, 2015	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)