Form 10-Q
period 2015-09-30
BAY BANKS OF VIRGINIA INC
filed 2015-11-12
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

4,774,856 shares of common stock on November 2, 2015

FORM 10-Q

For the interim period ending September 30, 2015

PART I – FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$5,424	$6,181
Interest-bearing deposits	7,578	14,784
Federal funds sold	466	119
Securities available-for-sale, at fair value	53,895	42,604
Restricted securities	2,261	2,430
Loans receivable, net of allowance for loan losses of $3,374 and $3,205	329,231	295,242
Loans held for sale	1,182	—
Premises and equipment, net	11,857	11,882
Accrued interest receivable	1,207	1,197
Other real estate owned, net	2,343	2,791
Bank owned life insurance	7,535	7,348
Goodwill	2,808	2,808
Mortgage servicing rights	642	596
Other assets	3,537	2,504

Total assets	$429,966	$390,486

LIABILITIES
Noninterest-bearing deposits	$61,609	$63,308
Savings and interest-bearing demand deposits	159,274	122,502
Time deposits	118,501	121,775

Total deposits	339,384	307,585

Securities sold under repurchase agreements	10,491	6,012
Federal Home Loan Bank advances	30,000	35,000
Subordinated debt, net of issuance costs	6,839	—
Other liabilities	3,194	2,651

Total liabilities	389,908	351,248

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,774,856 and 4,817,856 shares, respectively)	23,874	24,089
Additional paid-in capital	2,766	2,777
Retained earnings	14,249	13,293
Accumulated other comprehensive loss, net	(831)	(921)

Total shareholders’ equity	40,058	39,238

Total liabilities and shareholders’ equity	$429,966	$390,486

(1)	Derived from the audited consolidated financial statements.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands except per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
INTEREST INCOME
Loans, including fees	$3,810	$3,323	$11,200	$9,763
Securities:
Taxable	159	93	434	272
Tax-exempt	102	92	276	286
Interest-bearing deposit accounts	9	7	30	15

Total interest income	4,080	3,515	11,940	10,336

INTEREST EXPENSE
Deposits	643	456	1,729	1,363
Federal funds purchased	—	—	—	1
Securities sold under repurchase agreements	4	3	8	7
Subordinated debt	119	—	161	—
FHLB advances	87	76	259	261

Total interest expense	853	535	2,157	1,632

Net interest income	3,227	2,980	9,783	8,704

Provision for loan losses	84	190	354	452

Net interest income after provision for loan losses	3,143	2,790	9,429	8,252

NON-INTEREST INCOME
Income from fiduciary activities	197	193	589	580
Service charges and fees on deposit accounts	237	249	686	736
VISA-related fees	44	60	153	210
Non-deposit product income	77	209	324	447
Other service charges and fees	144	134	414	403
Secondary market lending income	171	213	409	392
Increase in cash surrender value of life insurance	62	64	187	155
Net gains (losses) on sale of securities available for sale	2	(8)	4	(25)
Other real estate losses	(167)	(60)	(247)	(279)
Net gains (losses) on the disposal of fixed assets	1	(2)	(6)	136
Other income	5	18	62	52

Total non-interest income	773	1,070	2,575	2,807

NON-INTEREST EXPENSES
Salaries and employee benefits	1,959	1,653	5,847	4,837
Occupancy expense	465	356	1,342	1,068
Software maintenance	175	116	465	391
Bank franchise tax	61	47	159	141
VISA expense	19	26	83	134
Telephone expense	35	52	101	160
FDIC assessments	71	63	200	201
Foreclosure property expense	15	46	36	105
Consulting expense	71	75	236	244
Other expense	714	743	2,377	2,171

Total non-interest expenses	3,585	3,177	10,846	9,452

Net income before income taxes	331	683	1,158	1,607

Income tax expense	50	171	202	375

Net income	$281	$512	$956	$1,232

Basic Earnings Per Share
Average basic shares outstanding	4,780,649	4,818,733	4,797,405	4,818,454
Earnings per share, basic	$0.06	$0.11	$0.20	$0.26

Diluted Earnings Per Share
Average diluted shares outstanding	4,796,008	4,828,285	4,811,129	4,831,055
Earnings per share, diluted	$0.06	$0.11	$0.20	$0.26

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$281	$512	$956	$1,232
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	403	177	140	1,002
Deferred tax expense	(136)	(60)	(47)	(340)
Reclassification of net securities (gains) losses recognized in net income	(2)	8	(4)	25
Deferred tax (benefit) expense	—	(3)	1	(9)

Unrealized gains adjustment, net of tax	265	122	90	678

Defined benefit pension plan:
Net periodic pension cost (benefit)	4	(6)	8	(17)
Net pension (loss) gain	(4)	6	(8)	17
Deferred tax benefit	—	—	—	—

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Post retirement benefit plan:
Net periodic cost	14	11	40	34
Net loss	(14)	(11)	(40)	(34)
Deferred tax benefit	—	—	—	—

Post retirement benefit plan adjustment, net of tax	—	—	—	—

Total other comprehensive income	265	122	90	678

Comprehensive income	$546	$634	$1,046	$1,910

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Nine Months ended September 30, 2015
Balance at beginning of period	4,817,856	$24,089	$2,777	$13,293	$(921)	$39,238
Net income	—	—	—	956	—	956
Other comprehensive income	—	—	—	—	90	90
Stock repurchase	(43,000)	(215)	(28)	—	—	(243)
Stock-based compensation expense	—	—	17	—	—	17

Balance at end of period	4,774,856	$23,874	$2,766	$14,249	$(831)	$40,058

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$956	$1,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	727	573
Net amortization and accretion of securities	280	281
Amortization of subordinated debt issuance costs	5	—
Provision for loan losses	354	452
Stock compensation expense	17	20
(Gain) loss on securities available-for-sale	(4)	25
Increase in OREO valuation allowance	159	187
Loss on sale of other real estate	88	92
Loss (gain) on disposal of fixed assets	6	(136)
Mortgage servicing rights	(46)	(41)
Loan originations for sale	(11,857)	(8,306)
Loan sales	10,887	8,706
Gain on sold loans	(212)	(204)
Increase in cash surrender value of life insurance	(187)	(155)
(Increase) decrease in accrued income and other assets	(308)	404
Increase (decrease) in other liabilities	555	(99)

Net cash provided by operating activities	1,420	3,031

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	2,309	3,888
Proceeds from sales and calls of available-for-sale securities	4,819	3,810
Purchase of bank owned life insurance	—	(2,000)
Purchases of available-for-sale securities	(18,561)	(4,974)
Sales (purchases) of restricted securities	169	(342)
Increase in federal funds sold	(347)	(17)
Loan (originations) and principal collections, net	(35,050)	(23,112)
Proceeds from sale of other real estate	520	371
Purchases of premises and equipment	(1,111)	(780)
Proceeds from the sale of premises and equipment	—	311

Net cash used in investing activities	(47,252)	(22,845)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	35,073	6,662
Net (decrease) increase in time deposits	(3,274)	896
Repurchase of common stock	(243)	—
Issuance of subordinated debt, net	6,834	—
Net increase (decrease) in securities sold under repurchase agreements	4,479	(2,140)
(Decrease) increase in Federal Home Loan Bank advances	(5,000)	10,000

Net cash provided by financing activities	37,869	15,418

Net decrease in cash and due from banks	(7,963)	(4,396)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	20,965	15,689

Cash and cash equivalents (including interest-earning deposits) at end of period	$13,002	$11,293

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,102	$1,665

Income taxes	590	341

Non-cash investing and financing:
Unrealized gain on investment securities	136	1,027

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	437	197

Loans originated to facilitate sale of OREO	118	605

Changes in deferred taxes resulting from OCI transactions	46	349

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:	General

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction of the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU 2015-03 is effective for periods beginning after December 15, 2015. The Company has adopted the guidance during the second quarter of 2015 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-02 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supercedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014. However, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. In August 2015, the FASB issued ASU 2014-09 changing the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017 from December 15, 2016. The Company is evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.

Note 4:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
Available-for-sale securities September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$700	$—	$—	$700
U.S. Government agencies	23,046	126	(36)	23,136
State and municipal obligations	24,490	202	(130)	24,562
Certificates of deposits	5,456	41	—	5,497

	$53,692	$369	$(166)	$53,895

Available-for-sale securities December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$16,969	$33	$(37)	$16,965
State and municipal obligations	23,335	226	(160)	23,401
Certificates of deposits	2,232	8	(2)	2,238

	$42,536	$267	$(199)	$42,604

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Gross realized gains	$3	$3	$27	$8
Gross realized losses	(1)	(11)	(23)	(33)

Net realized gains (losses)	$2	$(8)	$4	$(25)

Aggregate proceeds	$1,995	$479	$4,819	$3,810

Average yields (taxable equivalent) on securities were 2.40% and 2.43% for the three months ended September 30, 2015 and 2014, respectively, and 2.40% and 2.39% for the nine months ended September 30, 2015 and 2014, respectively.

Securities with a market value of $12.4 million and $8.5 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $10.5 million and $6.0 million as of September 30, 2015 and December 31, 2014, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at September 30, 2015 and December 31, 2014, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at September 30, 2015 included nine federal agencies and 27 municipals. Bonds with unrealized loss positions at December 31, 2014 included 13 federal agencies, 29 municipals and three certificates of deposit. The tables are shown below.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$3,280	$18	$1,745	$18	$5,025	$36
States and municipal obligations	5,328	38	3,438	92	8,766	130

Total temporarily impaired securities	$8,608	$56	$5,183	$110	$13,791	$166

	Less than 12 months		12 months or more		Total
December 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,499	$4	$3,532	$33	$5,031	$37
States and municipal obligations	412	5	9,006	155	9,418	160
Certificates of deposit	742	2	—	—	742	2

Total temporarily impaired securities	$2,653	$11	$12,538	$188	$15,191	$199

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.6 million and $1.9 million at September 30, 2015 and December 31, 2014, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $460 thousand and $382 thousand at September 30, 2015 and December 31, 2014, respectively. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 5:	Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Mortgage loans on real estate:
Construction, Land and Land Development	$44,571	$43,048
Farmland	1,054	1,128
Commercial Mortgages (Non-Owner Occupied)	23,799	20,534
Commercial Mortgages (Owner Occupied)	41,723	33,326
Residential First Mortgages	156,004	135,267
Residential Revolving and Junior Mortgages	26,579	25,400
Commercial and Industrial loans	33,636	34,002
Consumer Loans	4,907	5,349

Total loans	332,273	298,054
Net unamortized deferred loans costs	332	393
Allowance for loan losses	(3,374)	(3,205)

Loans, net	$329,231	$295,242

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

(Dollars in thousands) Loans Past Due and Nonaccruals September 30, 2015	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$129	$—	$811	$940	$43,631	$44,571
Farmland	—	—	—	—	1,054	1,054
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	23,799	23,799
Commercial Mortgages (Owner Occupied)	245	—	1,507	1,752	39,971	41,723
Residential First Mortgages	610	393	861	1,864	154,140	156,004
Residential Revolving and Junior Mortgages	54	72	45	171	26,408	26,579
Commercial and Industrial	—	—	121	121	33,515	33,636
Consumer Loans	17	12	12	41	4,866	4,907

Total	$1,055	$477	$3,357	$4,889	$327,384	$332,273

Loans Past Due and Nonaccruals December 31, 2014	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Construction, Land and Land Development	$64	$—	$669	$733	$42,315	$43,048
Farmland	—	—	—	—	1,128	1,128
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	20,534	20,534
Commercial Mortgages (Owner Occupied)	—	—	566	566	32,760	33,326
Residential First Mortgages	1,270	—	359	1,629	133,638	135,267
Residential Revolving and Junior Mortgages	6	—	31	37	25,363	25,400
Commercial and Industrial	96	—	228	324	33,678	34,002
Consumer Loans	66	14	101	181	5,168	5,349

Total	$1,502	$14	$1,954	$3,470	$294,584	$298,054

Note 6:	Allowance for Loan Losses

Loans Evaluated for Impairment

Loan receivables evaluated for impairment individually and collectively by segment as of September 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands) As of September 30, 2015	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$7,679	$119	$2	$7,800
Collectively evaluated for impairment	286,051	33,517	4,905	324,473

Total Gross Loans	$293,730	$33,636	$4,907	$332,273

As of December 31, 2014	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$6,842	$—	$16	$6,858
Collectively evaluated for impairment	251,861	34,002	5,333	291,196

Total Gross Loans	$258,703	$34,002	$5,349	$298,054

Allowance for Loan Losses

The allowance for loan losses disaggregated based on loan receivables evaluated for impairment individually and collectively by segment as of September 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands) As of September 30, 2015	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$711	$119	$—	$830
Collectively evaluated for impairment	2,103	314	127	2,544

Total allowance for loan losses	$2,814	$433	$127	$3,374

As of December 31, 2014	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$665	$—	$11	$676
Collectively evaluated for impairment	2,113	323	93	2,529

Total allowance for loan losses	$2,778	$323	$104	$3,205

A disaggregation and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended September 30, 2015
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,889	$420	$130	$3,439
(Charge-offs)	(12)	(132)	(17)	(161)
Recoveries	6	—	6	12
Provision	(69)	145	8	84

Ending Balance	$2,814	$433	$127	$3,374

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended September 30, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,589	$211	$173	$2,973
(Charge-offs)	(10)	—	(22)	(32)
Recoveries	15	—	5	20
Provision	109	91	(10)	190

Ending Balance	$2,703	$302	$146	$3,151

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Nine Months Ended September 30, 2015
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,778	$323	$104	$3,205
(Charge-offs)	(13)	(132)	(103)	(248)
Recoveries	16	—	47	63
Provision	33	242	79	354

Ending Balance	$2,814	$433	$127	$3,374

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Nine Months Ended September 30, 2014
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,465	$256	$204	$2,925
(Charge-offs)	(224)	—	(43)	(267)
Recoveries	29	—	12	41
Provision	433	46	(27)	452

Ending Balance	$2,703	$302	$146	$3,151

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

(Dollars in thousands) As of September 30, 2015	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$36,909	$1,054	$18,807	$32,443	$31,780	$120,993
Watch	5,441	—	4,444	4,103	1,497	15,485
Special mention	1,146	—	284	2,697	269	4,396
Substandard	1,075	—	264	2,480	90	3,909
Doubtful	—	—	—	—	—	—

Total	$44,571	$1,054	$23,799	$41,723	$33,636	$144,783

As of December 31, 2014	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$34,913	$1,128	$16,426	$23,967	$31,041	$107,475
Watch	5,649	—	3,770	4,430	2,492	16,341
Special mention	1,403	—	—	2,789	154	4,346
Substandard	1,083	—	338	2,140	315	3,876
Doubtful	—	—	—	—	—	—

Total	$43,048	$1,128	$20,534	$33,326	$34,002	$132,038

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

(Dollars in thousands)		Residential
As of September 30, 2015 PAYMENT ACTIVITY STATUS	Residential First Mortgages (1)	Revolving and Junior Mortgages (2)	Consumer Loans (3)	Total
Performing	$154,750	$26,462	$4,883	$186,095
Nonperforming	1,254	117	24	1,395

Total	$156,004	$26,579	$4,907	$187,490

As of December 31, 2014 PAYMENT ACTIVITY STATUS	Residential First Mortgages (4)	Residential Revolving and Junior Mortgages (5)	Consumer Loans (6)	Total
Performing	$134,908	$25,369	$5,234	$165,511
Nonperforming	359	31	115	505

Total	$135,267	$25,400	$5,349	$166,016

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.2 million as of September 30, 2015.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $15 thousand as of September 30, 2015.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard were $4 thousand as of September 30, 2015.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.1 million as of December 31, 2014.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $219 thousand as of December 31, 2014.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $1 thousand as of December 31, 2014.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of September 30, 2015 and December 31, 2014, along with the average recorded investment and interest income recognized for the three and nine months ended September 30, 2015 and 2014, respectively.

(Dollars in thousands)	As of September 30, 2015			As of December 31, 2014
IMPAIRED LOANS
With no related allowance:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
Construction, land and land development	$447	$451	$—	$450	$452	$—
Residential First Mortgages	2,164	2,193	—	1,568	1,584	—
Residential Revolving and Junior Mortgages (1)	50	50	—	50	50	—
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,353	1,389	—	1,887	1,916	—
Commercial and Industrial	—	—	—	—	—	—
Consumer (2)	2	2	—	5	5	—

	4,280	4,349	—	4,224	4,271	—

With an allowance recorded:
Construction, land and land development	267	292	126	277	292	144
Residential First Mortgages	1,739	1,739	273	2,173	2,173	437
Residential Revolving and Junior Mortgages (1)	245	245	141	173	173	84
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,150	1,158	171	—	—	—
Commercial and Industrial	119	121	119	—	—	—
Consumer (2)	—	—	—	11	11	11

	3,520	3,555	830	2,634	2,649	676

Total Impaired Loans:
Construction, land and land development	714	743	126	727	744	144
Residential First Mortgages	3,903	3,932	273	3,741	3,757	437
Residential Revolving and Junior Mortgages (1)	295	295	141	223	223	84
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	2,503	2,547	171	1,887	1,916	—
Commercial and Industrial	119	121	119	—	—	—
Consumer (2)	2	2	—	16	16	11

	$7,800	$7,904	$830	$6,858	$6,920	$676

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the three months ended September 30, 2015		For the three months ended September 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$448	$—	$451	$1
Residential First Mortgages	2,061	18	1,038	10
Residential Revolving and Junior Mortgages (1)	50	1	—	—
Commercial Mortgages (Non-owner occupied)	264	4	264	4
Commercial Mortgages (Owner occupied)	1,354	8	1,905	19
Commercial and Industrial	—	—	—	—
Consumer (2)	3	—	6	—

	4,180	31	3,664	34

With an allowance recorded:
Construction, land and land development	268	1	426	1
Residential First Mortgages	1,741	21	2,181	26
Residential Revolving and Junior Mortgages (1)	209	2	173	2
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	1,152	6	—	—
Commercial and Industrial	120	—	—	—
Consumer (2)	—	—	21	1

	3,490	30	2,801	30

Total
Construction, land and land development	716	1	877	2
Residential First Mortgages	3,802	39	3,219	36
Residential Revolving and Junior Mortgages (1)	259	3	173	2
Commercial Mortgages (Non-owner occupied)	264	4	264	4
Commercial Mortgages (Owner occupied)	2,506	14	1,905	19
Commercial and Industrial	120	—	—	—
Consumer (2)	3	—	27	1

	$7,670	$61	$6,465	$64

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$449	$—	$452	$2
Residential First Mortgages	1,813	53	1,043	31
Residential Revolving and Junior Mortgages (1)	50	2	—	—
Commercial Mortgages (Non-owner occupied)	264	12	264	12
Commercial Mortgages (Owner occupied)	1,036	20	1,917	61
Commercial and Industrial	—	—	—	—
Consumer (2)	4	—	7	—

	3,616	87	3,683	106

With an allowance recorded:
Construction, land and land development	272	4	288	2
Residential First Mortgages	1,748	64	2,187	74
Residential Revolving and Junior Mortgages (1)	191	6	174	7
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	1,156	21	—	—
Commercial and Industrial	91	—	—	—
Consumer (2)	—	—	26	2

	3,458	95	2,675	85

Total
Construction, land and land development	721	4	740	4
Residential First Mortgages	3,561	117	3,230	105
Residential Revolving and Junior Mortgages (1)	241	8	174	7
Commercial Mortgages (Non-owner occupied)	264	12	264	12
Commercial Mortgages (Owner occupied)	2,192	41	1,917	61
Commercial and Industrial	91	—	—	—
Consumer (2)	4	—	33	2

	$7,074	$182	$6,358	$191

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At September 30, 2015 and December 31, 2014, non-accruing loans excluded from impaired loan disclosure totaled $388 thousand and $663 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $1 thousand and $11 thousand during the three months ended September 30, 2015 and 2014, respectively, and $9 thousand and $23 thousand during the nine months ended September 30, 2015 and 2014, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the three and nine months ended September 30, 2015 and 2014.

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Recorded Investment	Recorded Investment	Number of Loans	Recorded Investment	Recorded Investment
Residential first mortgages (1)	1	$213	$211	—	$—	$—

(1)	Modifications were an extension of loan terms.

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Recorded Investment	Recorded Investment	Number of Loans	Recorded Investment	Recorded Investment
Construction, land and land development (1)	—	$—	$—	2	$282	$282
Residential first mortgages (1)	1	213	211	—	—	—
Commercial mortgages (Owner occupied) (2)	1	105	124	—	—	—

(1)	Modifications were an extension of loan terms.
(2)	Modifications were capitalization of interest.

(Dollars in thousands)	For the three months ended September 30, 2015		For the three months ended September 30, 2014
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
None	—	$—	—	$—

(Dollars in thousands)	For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential revolving and junior mortgages	—	$—	1	$75
Commercial mortgages (Owner occupied)	1	124	—	—

Other Real Estate Owned

The table below details the properties included in other real estate owned (“OREO”) as of September 30, 2015 and December 31, 2014. There were no collateralized consumer residential mortgage loans in the process of foreclosure as of September 30, 2015.

	As of September 30, 2015		As of December 31, 2014
(Dollars in thousands)	No. of Properties	Carrying Value	No. of Properties	Carrying Value
Residential	6	$910	10	$1,559
Land lots	7	442	13	587
Convenience stores	2	191	2	234
Restaurant	1	107	1	107
Commercial properties	3	693	1	304

Total	19	$2,343	27	$2,791

Included in other assets as of September 30, 2015, was one residential property purchased in 2013 from a related party with a value of $724 thousand and a former branch, which was closed April 30, 2015, with a value of $390 thousand. As of December 31, 2014, the residential property was included in other assets and had a value of $771 thousand. Both properties are being marketed for sale.

Note 7:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the three months ended				For the nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	4,780,649	$0.06	4,818,733	$0.11	4,797,405	$0.20	4,818,454	$0.26
Effect of dilutive securities:
Stock options	15,359		9,552		13,724		12,601

Diluted earnings per share	4,796,008	$0.06	4,828,285	$0.11	4,811,129	$0.20	4,831,055	$0.26

For the three months ended September 30, 2015 and 2014, options on 60,973 and 68,828 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the nine months ended September 30, 2015 and 2014, options of 68,473 and 68,828 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8:	Stock-Based Compensation

On June 28, 2013, the Company registered with the Securities and Exchange Commission a new stock-based compensation plan, which superseded all other plans. There are 370,500 shares available for grant under this plan at September 30, 2015.

Stock-based compensation expense related to stock awards was zero for both the three month periods ended September 30, 2015 and 2014 and during the nine month periods ended September 30, 2015 and 2014 was $17 thousand and $20 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of September 30, 2015.

Options for a total of 7,500 shares were granted and vested during the nine months ended September 30, 2015. The aggregate fair value of options granted during the nine months ended September 30, 2015 was $17 thousand. Options for a total of 7,000 shares were granted and vested during the nine months ended September 30, 2014. The aggregate fair value of options granted during the nine months ended September 30, 2014 was $20 thousand.

The variables used in these calculations of the fair value of the options are as follows:

	For the nine months ended September 30,
	2015	2014
Risk free interest rate (5 year Treasury)	1.52%	1.74%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5	5
Expected volatility	47.1%	51.4%

Stock option activity for the nine months ended September 30, 2015 (unaudited) is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1, 2015	190,419	$7.02	6.2
Granted	7,500	5.37
Forfeited	—	—
Exercised	—	—
Expired	(7,734)	14.43

Options outstanding and exercisable, September 30, 2015	190,185	$6.66	5.8	$87,709

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. This amount changes based on changes in the market value of the Company’s common stock.

Note 9:	Employee Benefit Plans

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

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Nine months ended September 30,	2015	2014	2015	2014
Service cost	$—	$—	$17	$12
Interest cost	99	106	23	22
Expected return on plan assets	(148)	(151)	—	—
Amortization of unrecognized net loss	—	28	—	—
Recognized net actuarial loss	57	—	—	—

Net periodic (benefit) cost	$8	$(17)	$40	$34

The Company expects to make no contribution to its pension plan and $2 thousand to its post-retirement benefit plan during the remainder of 2015. The Company has contributed $8 thousand towards the post-retirement plan during the first nine months of 2015.

Note 10:	Long Term Debt

FHLB Debt

As of September 30, 2015 and December 31, 2014, the Bank had $30 million and $35 million of outstanding FHLB debt, respectively, consisting of five and six advances, respectively. A $5 million advance with a LIBOR-based floating rate advance which matured in May 2015 was replaced with a $5 million fixed rate advance, maturing in February 2016. In June 2015, a $5 million fixed rate advance was replaced with a $5 million LIBOR-based floating rate advance maturing in September 2016, and a $5 million fixed rate advance was repaid. The advanced which matured on October 20, 2015, was replaced with a $5 million, 0.52% fixed rate credit advance maturing on October 20, 2016.

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

	$30,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of September 30, 2015, was $48.7 million against a total line of credit of $82.7 million.

As of September 30, 2015 and December 31, 2014, the Company had $30.0 million and $35.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.13% and 0.96%, respectively.

Subordinated Debt

On May 28, 2015, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with 29 accredited investors under which the Company issued an aggregate of $7,000,000 of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

(Dollars in thousands)	Balance as of September 30, 2015
6.5% Subordinated Debt	$7,000
Less: Issuance costs	(161)

$6,839

Bank Dividends

One source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval from the Bank’s regulators.

Note 11.	Regulatory Capital Requirements and Restrictions

In July 2013, the Board of Governors of the Federal Reserve System issued final rules that made technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer will be phased in over a four year period beginning January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2015 and December 31, 2014, are presented in the following tables:

					Minimum
					To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$49,249	16.19%	$24,330	8.00%	N/A	N/A
Bank of Lancaster	41,769	13.84%	24,136	8.00%	$30,171	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	39,036	12.84%	12,165	4.00%	N/A	N/A
Bank of Lancaster	38,395	12.73%	12,068	4.00%	$18,102	6%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated
Bank of Lancaster	39,036	12.84%	12,165	4.00%	N/A	N/A
	38,395	12.73%	12,068	4.00%	$15,085	5%

Tier 1 Capital (to Average Assets)
Consolidated
Bank of Lancaster	39,036	9.16%	17,042	4.00%	N/A	N/A
	38,395	9.19%	16,712	4.00%	$20,890	5%

					Minimum
					To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$41,445	15.02%	$22,074	8.00%	N/A	N/A
Bank of Lancaster	36,446	13.30%	21,927	8.00%	$27,409	10%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,240	13.86%	11,037	4.00%	N/A	N/A
Bank of Lancaster	33,241	12.13%	10,964	4.00%	$16,445	6%

Tier 1 Capital (to Average Assets)
Consolidated	38,240	10.36%	14,770	4.00%	N/A	N/A
Bank of Lancaster	33,241	9.07%	14,664	4.00%	$18,329	5%

Note 12:	Fair Value Measurements

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $6.00 per loan as of September 30, 2015 and $5.75 per loan as of December 31, 2014. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 173% and 184% as of September 30, 2015 and December 31, 2014, respectively. A discount rate of 11.0% was then applied to each pool as of September 30, 2015 and 10.0% as of December 31, 2014. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

(Dollars in thousands)		Fair Value Measurements at September 30, 2015 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$700	$—	$—	$700
U. S. Government agencies	23,136	1,428	21,708	—
State and municipal obligations	24,562	—	24,562	—
Certificates of deposit	5,497	—	5,249	248

Total securities available-for-sale:	$53,895	$1,428	$51,519	$948

Mortgage servicing rights	$642	$—	$—	$642

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,613	1,613	—	—
Mutual funds - equity	1,125	1,125	—	—

Total defined benefit plan assets	$2,741	$2,741	$—	$—

		Fair Value Measurements at December 31, 2014 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$16,965	$845	$16,120	$—
State and municipal obligations	23,401	—	23,401	—
Certificates of deposit	2,238	—	2,238	—

Total securities available-for-sale:	$42,604	$845	$41,759	$—

Mortgage servicing rights	$596	$—	$—	$596

Defined benefit plan assets:
Cash and cash equivalents	$4	$4	$—	$—
Mutual funds - fixed income	1,139	1,139	—	—
Mutual funds - equity	1,754	1,754	—	—

Total defined benefit plan assets	$2,897	$2,897	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

		Corporate	Certificates of
(Dollars in thousands)	MSRs	Bonds	Deposit
Balance, January 1, 2015	$596	$—	$—
Purchases	—	700	248
Impairments	—	—	—
Fair value adjustments	46	—	—
Sales	—	—	—

Balance, September 30, 2015	$642	$700	$248

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at September 30, 2015 Using
(Dollars in thousands)	Balance as of
Description	September 30, 2015	Level 1	Level 2	Level 3
Impaired Loans, net	$2,690	$—	$—	$2,690
Other real estate owned, net	2,343	—	—	2,343

		Fair Value Measurements at December 31, 2014 Using
	Balance as of
Description	December 31, 2014	Level 1	Level 2	Level 3
Impaired Loans, net	$1,958	$—	$—	$1,958
Other real estate owned, net	2,791	—	—	2,791

The following table displays quantitative information about Level 3 Fair Value Measurements as of September 30, 2015:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	September 30, 2015	Technique	Input	Average)
Impaired Loans, net	$2,690	Discounted appraised value	Selling Cost	10% - 25% (13%	)
			Lack of Marketability	25% - 75% (52%	)

Other real estate owned, net	2,343	Discounted appraised value	Selling Cost	3% - 13% (5%	)
			Lack of Marketability	7% - 20% (10%	)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2014:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	December 31, 2014	Technique	Input	Average)
Impaired Loans, net	$1,958	Discounted appraised value	Selling Cost	10% - 20% (10%	)
			Lack of Marketability	25% - 75% (53%	)

Other real estate owned, net	2,791	Discounted appraised value	Selling Cost	3% - 13% (5%	)
			Lack of Marketability	7% - 20% (11%	)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at September 30, 2015 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	September 30, 2015	September 30, 2015	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,424	$5,424	$5,424	$—	$—
Interest-bearing deposits	7,578	7,578	7,578	—	—
Federal funds sold	466	466	466	—	—
Securities available-for-sale	53,895	53,895	1,428	51,519	948
Restricted securities	2,261	2,261	—	—	2,261
Loans, net	329,231	336,077	—	—	336,077
Loans held for sale	1,182	1,182	—	—	1,182
Accrued interest receivable	1,207	1,207	—	1,207	—
Mortgage servicing rights	642	642	—	—	642

Financial Liabilities:
Non-interest-bearing liabilities	$61,609	$61,609	$61,609	$—	$—
Savings and other interest-bearing deposits	159,274	159,274	—	159,274	—
Time deposits	118,501	119,471	—	—	119,471
Securities sold under repurchase agreements	10,491	10,491	—	10,491	—
FHLB advances	30,000	30,910	—	30,910	—
Subordinated debt	6,839	6,839	—	—	6,839
Accrued interest payable	204	204	—	204	—

			Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2014	December 31, 2014	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,181	$6,181	$6,181	$—	$—
Interest-bearing deposits	14,784	14,784	14,784	—	—
Federal funds sold	119	119	119	—	—
Securities available-for-sale	42,604	42,604	845	41,759	—
Restricted securities	2,430	2,430	—	—	2,430
Loans, net	295,242	300,481	—	—	300,481
Accrued interest receivable	1,197	1,197	—	1,197	—
Mortgage servicing rights	596	596	—	—	596

Financial Liabilities:
Non-interest-bearing liabilities	$63,308	$63,308	$63,308	$—	$—
Savings and other interest-bearing deposits	122,502	122,502	—	122,502	—
Time deposits	121,775	122,662	—	—	122,662
Securities sold under repurchase agreements	6,012	6,012	—	6,012	—
FHLB advances	35,000	35,951	—	35,951	—
Accrued interest payable	149	149	—	149	—

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At September 30, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 13:	Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

	For the Three Months Ended September 30, 2015
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance July 1, 2015	$(130)	$(966)	$(1,096)
Change in net unrealized holding losses on securities, before reclassification, net of tax expense of $136	267	—	267
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $0	(2)	—	(2)

Balance September 30, 2015	$135	$(966)	$(831)

	For the Three Months Ended September 30, 2014
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance July 1, 2014	$(235)	$(382)	$(617)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $60	117	—	117
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $3	5	—	5

Balance September 30, 2014	$(113)	$(382)	$(495)

	For the Nine Months Ended September 30, 2015
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2015	$45	$(966)	$(921)
Change in net unrealized holding losses on securities, before reclassification, net of tax expense of $47	93	—	93
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $1	(3)	—	(3)

Balance September 30, 2015	$135	$(966)	$(831)

	For the Nine Months Ended September 30, 2014
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2014	$(791)	$(382)	$(1,173)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $340	662	—	662
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $9	16	—	16

Balance September 30, 2014	$(113)	$(382)	$(495)

Reclassification for previously unrealized (losses) gains and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three and nine months ended September 30, 2015 and 2014.

Accumulated Other Comprehensive Income (Loss) Reclassification for the Three Months Ended Holding Losses on Securities
(In thousands)	September 30, 2015	September 30, 2014
Net gains (losses) on sale of securities available-for-securities	$2	$(8)
Tax (expense) benefit	—	3

Impact on net income	$2	$(5)

Accumulated Other Comprehensive Income (Loss) Reclassification for the Nine Months Ended Holding Losses on Securities
(In thousands)	September 30, 2015	September 30, 2014
Net gains (losses) on sale of securities available-for-securities	$4	$(25)
Tax (expense) benefit	(1)	9

Impact on net income	$3	$(16)

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

EXECUTIVE SUMMARY

Results for the first nine months of 2015 are highlighted by the success of the Company’s expansion into the Richmond, Virginia market and the completion of a $7.0 million subordinated debt offering in May 2015. In March 2015, the Bank opened a third retail branch in the Richmond market in Chesterfield County. In June 2015, the Bank converted its Hartfield, Virginia loan production office into a retail office. This office is located in Middlesex County. Core earnings and growth remain priorities. The capital position remains solid.

Total assets have grown by $39.5 million, or 10.1%, during the first nine months of 2015, to $430.0 million. Two of the three new Richmond branches currently have negative contributions to earnings, causing the year-over-year decline in net income to $956 thousand from $1.2 million. The impact of these negative contributions are declining and management anticipates those branches to begin providing positive contributions by mid-year 2016. However, net interest income, which management considers to be a component of core earnings, grew by $1.1 million for the nine-month period ended September 30, 2015 compared to the comparable 2014 period. Return on average assets was 0.31% for the first nine months of 2015 compared to 0.49% for the same period in 2014. Return on average equity was 3.23% for the first nine months of 2015 compared to 4.32% for the same period in 2014.

The in-house loan portfolio grew by $34.1 million, or 11.4%, during the first nine months of 2015. Loans originated and sold to Fannie Mae generated growth of $5.9 million in the portfolio of loans serviced for Fannie Mae since December 31, 2014. The servicing portfolio totals $70.6 million as of September 30, 2015 compared to $64.7 million as of December 31, 2014 and $63.8 million as of September 30, 2014.

In April 2015, the Bank consolidated the branch operations of its three Lancaster County, Virginia offices into two offices, with all Kilmarnock branch operations now based in the main office of the Bank. The branch consolidation is expected to save the Company approximately $85 thousand annually. The branch building, located at 432 N. Main Street, Kilmarnock, Virginia, is for sale.

The net interest margin decreased to 3.49% for the first nine months of 2015 compared to 3.85% for the same period in 2014. As this low rate environment continues, loan and investment yields continue to decline, but increased loan balances have resulted in increased interest income, resulting in the improved net interest income noted above.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

EARNINGS SUMMATION

For the three months ended September 30, 2015 and 2014, net income was $281 thousand and $512 thousand, respectively, a decrease of $231 thousand or 45.1% from 2015 to 2014. Diluted earnings per average share for the three months ended September 30, 2015 and 2014 were $0.06 and $0.11, respectively. Factors driving this decrease included negative contributions from two of the three new Richmond branches as noted above, related personnel expense for support functions, decreases in non-deposit product income and losses in OREO. Annualized return on average assets was 0.26% for the three months ended September 30, 2015 compared to 0.59% for the three months ended September 30, 2014. Annualized return on average equity was 2.82% and 5.29% for the three months ended September 30, 2015 and 2014, respectively.

For the nine months ended September 30, 2015 and 2014, net income was $956 thousand and $1.2 million, respectively, a decrease of $276 thousand or 22.4% from 2015 to 2014. Diluted earnings per average share for the nine months ended September 30, 2015 and 2014 were $0.20 and $0.26, respectively. Factors driving this decrease included negative contributions from two of the three new Richmond branches as noted above, related personnel expense for support functions as noted above, a gain on the sale of a former branch office during the first quarter of 2014 and decreases in non-deposit product income. Annualized return on average assets was 0.31% for the nine months ended September 30, 2015 compared to 0.49% for the nine months ended September 30, 2014. Annualized return on average equity was 3.23% and 4.32% for the nine months ended September 30, 2015 and 2014, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in thousands)	Three months ended 9/30/2015			Three months ended 9/30/14
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$32,477	$159	1.94%	$20,684	$93	1.81%
Tax-exempt investments (1)	19,428	155	3.19%	17,601	139	3.16%

Total investments	51,905	314	2.40%	38,285	232	2.43%

Gross loans (2)	325,166	3,810	4.68%	266,192	3,323	4.98%
Interest-bearing deposits	18,949	9	0.21%	12,511	7	0.23%
Federal funds sold	1,203	—	0.07%	287	—	0.05%

Total Interest Earning Assets	$397,223	$4,133	4.16%	$317,275	$3,562	4.49%

INTEREST-BEARING LIABILITIES:
Savings deposits	$41,835	$19	0.18%	$42,464	$16	0.15%
NOW deposits	40,772	15	0.15%	42,590	16	0.15%
Time deposits => $100,000	56,042	215	1.52%	43,622	193	1.75%
Time deposits < $100,000	57,134	207	1.44%	50,750	197	1.54%
Time deposits - Wholesale	6,387	6	0.39%	1,841	2	0.53%
Money market deposit accounts	75,676	181	0.95%	31,079	32	0.40%

Total Deposits	277,846	643	0.92%	212,346	456	0.85%

Federal funds purchased	327	—	0.67%	—	—	0.00%
Securities sold under repurchase agreements	9,728	4	0.18%	7,898	3	0.11%
FHLB advances	30,000	87	1.15%	25,000	76	1.21%
Subordinated notes	6,840	119	6.96%	—	—	—

Total Interest-Bearing Liabilities	$324,741	$853	1.04%	$245,244	$535	0.86%

Net interest income and net interest margin		$3,280	3.30%		$3,027	3.82%

Non-interest-bearing deposits	$60,658	—	0.00%	$60,238	—	0.00%
Total Cost of funds			0.89%			0.70%
Net interest rate spread			3.28%			3.79%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees, VISA program and nonaccrual loans.

Interest income for the three months ended September 30, 2015, on a tax-equivalent basis, was $4.1 million, an increase of $571 thousand from the third quarter of 2014, due mainly to increases in loan balances. Interest expense for the three months ended September 30, 2015 was $853 thousand, an increase of $318 thousand from the third quarter of 2014, due primarily to increases in money market deposits in Richmond, which supported the loan growth, and the interest associated with the subordinated notes that were issued in May 2015. Net interest income for the three months ended September 30, 2015, on a tax-equivalent basis, was $3.3 million, an increase of $253 thousand from the third quarter of 2014.

The annualized net interest margin was 3.30% and 3.82% for the three months ended September 30, 2015 and 2014, respectively. This period to period decline is due to continued reductions in loan yields, to 4.68% for the third quarter of 2015 from 4.98% for the third quarter of 2014, as market rates remain historically low and new loans are made at rates lower than existing loans. The cost of funds increased slightly to 0.89% for the third quarter of 2015 from 0.70% for the third quarter of 2014, a result of new money market products with higher rates and the issuance of 6.50% subordinated debt in May 2015.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.28% for the three months ended September 30, 2015, compared to 3.79% for the three months ended September 30, 2014.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2015 decreased by $297 thousand, or 27.8%, compared to the three months ended September 30, 2014. Contributing to this decline was a decrease of $132 thousand in non-deposit product income, increased losses on OREO properties to $167 thousand in 2015 from $60 thousand in 2014 and an decrease in secondary market lending income of $42 thousand.

NON-INTEREST EXPENSE

For the three months ended September 30, 2015 and 2014, non-interest expenses totaled $3.6 million and $3.2 million, respectively. The increase in non-interest expense was due primarily to an increase of $306 thousand in salaries and benefits, which was driven by an increase in employees for the new Richmond offices and related support functions. Occupancy expense increased in 2015 by $109 thousand primarily due to the two new branches in Richmond which opened in the fourth quarter of 2014 and the end of the first quarter of 2015.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in Thousands)	Nine months ended 9/30/2015			Nine months ended 9/30/14
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$29,739	$434	1.94%	$20,840	$272	1.74%
Tax-exempt investments (1)	17,450	418	3.20%	18,545	433	3.11%

Total investments	47,189	852	2.40%	39,385	705	2.39%

Gross loans (2)	312,301	11,200	4.78%	258,481	9,763	5.04%
Interest-bearing deposits	19,002	30	0.22%	8,865	15	0.25%
Federal funds sold	830	—	0.06%	301	—	0.06%

Total Interest Earning Assets	$379,322	$12,082	4.25%	$307,032	$10,483	4.55%

INTEREST-BEARING LIABILITIES:
Savings deposits	$43,058	$57	0.18%	$43,454	$50	0.15%
NOW deposits	41,570	47	0.15%	42,437	47	0.15%
Time deposits => $100,000	55,910	637	1.52%	40,178	520	1.73%
Time deposits < $100,000	56,789	608	1.43%	54,332	658	1.62%
Time deposits - Wholesale	7,347	21	0.39%	753	3	0.53%
Money market deposit accounts	57,501	359	0.83%	28,396	85	0.40%

Total Deposits	262,175	1,729	0.88%	209,550	1,363	0.87%

Federal funds purchased	109	—	0.68%	121	1	0.58%
Securities sold under repurchase agreements	7,736	8	0.14%	7,836	7	0.11%
FHLB advances	33,241	259	1.04%	18,667	261	1.87%
Subordinated notes	3,114	161	6.91%	—	—	—

Total Interest-Bearing Liabilities	$306,375	$2,157	0.94%	$236,174	$1,632	0.92%

Net interest income and net interest margin		$9,925	3.49%		$8,851	3.84%

Non-interest-bearing deposits	$61,133	—	0.00%	$58,568	—	0.00%
Total Cost of funds			0.78%			0.74%
Net interest rate spread			3.47%			3.82%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees, VISA program and nonaccrual loans.

Interest income for the nine months ended September 30, 2015, on a tax-equivalent basis, was $12.1 million, an increase of $1.6 million from the same period of 2014, due primarily to the growth in loan balances. Interest expense for the nine months ended September 30, 2015 was $2.2 million, an increase of $525 thousand from the same period of 2014. Net interest income for the nine months ended September 30, 2015, on a tax-equivalent basis, was $9.9 million, an increase of $1.1 million from the same period in 2014.

The annualized net interest margin was 3.49% and 3.84% for the nine months ended September 30, 2015 and 2014, respectively. This period to period decline is due to continued reductions in loan yields, to 4.78% for the first nine months of 2015 from 5.04% for the first nine months of 2014, as market rates remain historically low and new loans are made at lower rates than existing loans. The cost of funds is slightly higher for the first nine months of 2015 compared to the first nine months of 2014 to 0.78% from 0.74%.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.47% for the nine months ended September 30, 2015, compared to 3.82% for the nine months ended September 30, 2014.

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2015 decreased by $232 thousand, or 8.3%, compared to the nine months ended September 30, 2014. Contributing to this decrease was a decline of $123 thousand in non-deposit product income and a gain of $138 thousand was recognized on the sale of a former branch office in the first quarter of 2014.

NON-INTEREST EXPENSE

For the nine months ended September 30, 2015 and 2014, non-interest expenses totaled $10.8 million and $9.5 million, respectively. The increase in non-interest expense was due primarily to an increase of $1.0 million in salaries and benefits, as a result of additional personnel for the new Richmond offices and related support functions. Occupancy expense increased in 2015 by $274 thousand primarily due to $199 thousand related to the new branches in Richmond.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 23.5% to $379.3 million for the nine months ended September 30, 2015, as compared to $307.0 million for the nine months ended September 30, 2014, due to growth of $53.8 million in average loans. Average interest-earning assets as a percent of total average assets were 92.5% for the nine months ended September 30, 2015 as compared to 91.6% for the same period in 2014. The loan portfolio, with $312.3 million in average balances as of September 30, 2015, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 29.7% to $306.4 million for the nine months ended September 30, 2015, as compared to $236.2 million for the nine months ended September 30, 2014, due primarily to the growth in deposits from the new Richmond branches. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $120.0 million for the nine months ended September 30, 2015, up from $95.3 million for the similar period in 2014.

ASSET QUALITY

Asset quality remains good. Loans charged off during the first nine months of 2015, net of recoveries, totaled $185 thousand compared to $226 thousand for the first nine months of 2014. This represents a decline in the annualized net charge-off ratio to 0.08% for the first nine months of 2015 compared to 0.12% for the first nine months of 2014, reflecting an improvement in asset quality. The majority of the charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management believes it is maintaining an adequate level of the ALL at 1.01% of total loans at September 30, 2015 and 1.07% at December 31, 2014. The reduction is due to declines in both the specific and general components of the ALL. Historical loss factors are lower and qualitative factors have improved.

Non-performing assets, which include OREO and non-performing loans, increased by $1.4 million to $6.2 million, or 1.4% of total assets as of September 30, 2015 compared to 1.2% as of December 31, 2014. This increase is primarily related to an increase of $1.4 million in non-accruing loans, a result of one loan relationship moved to non-accruing status, which was already identified as impaired.

Non-Performing Assets
(Dollars in thousands)	September 30, 2015	December 31, 2014

Loans past due 90 days or more and still accruing	$477	$14
Non-accruing loans	3,357	1,954

Total non-performing loans	3,834	1,968

Other real estate owned	2,343	2,791

Total non-performing assets	$6,177	$4,759

Allowance for loan losses	$3,374	$3,205

Allowance to non-performing loans	88.0%	162.9%
Non-performing assets to total assets	1.4%	1.2%

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, decreased by $437 thousand during the first nine months of 2015 to $8.6 million, or 20.2% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of September 30, 2015, loans valued at $7.8 million were considered impaired, whereas $6.9 million were considered impaired as of December 31, 2014. Between December 31, 2014 and September 30, 2015, seven loans were identified as impaired, one was dispensed through foreclosure and charged-off, two were paid off and one was moved into the pool of loans for collective evaluation of impairment. Management has reviewed the impaired credits and the underlying collateral and the current losses have been specifically reserved.

FINANCIAL CONDITION

Total assets increased to $430.0 million as of September 30, 2015 compared to $390.5 million as of December 31, 2014. Cash and due from banks, which produces no income, was $5.4 million and $6.2 million on September 30, 2015 and December 31, 2014, respectively. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has decreased by $7.2 million since year end 2014 primarily as a result of the cash being redeployed into loans.

During the nine months ended September 30, 2015, gross loans increased by $34.2 million or 11.5%, to $332.3 million from $298.1 million at year-end 2014. The largest components of this increase were $20.7 million related to residential first mortgages, $11.7 million related to commercial mortgages and $1.5 million related to construction, land and land development loans.

The Bank had $2.3 million and $2.8 million of OREO at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, OREO consists of six residences, seven lots, two former convenience stores, one former restaurant and three commercial business properties. During the first nine months of 2015, three properties with a book value of $437 thousand from three borrowers were added through foreclosure, and 11 properties with a total book value of $726 thousand were sold. There were $159 thousand of write-downs of OREO properties during the first nine months of 2015, compared to $187 thousand for the same period in 2014. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

In March 2014, the Company sold a former branch in Heathsville, Virginia for $311 thousand and recognized a gain of $138 thousand on the sale.

As of September 30, 2015, securities available-for-sale at fair value totaled $53.9 million as compared to $42.6 million on December 31, 2014. This represents a net increase of $11.3 million or 26.5% for the nine months. As of September 30, 2015, available-for-sale securities represented 12.5% of total assets and 13.7% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. Unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs.

During 2013 and 2014, the Company purchased $7.0 million of bank owned life insurance in order to offset the cost of employee benefits. The bank owned life insurance’s cash surrender value as of September 30, 2015 was $7.5 million.

As of September 30, 2015, total deposits were $339.4 million compared to $307.6 million at year-end 2014. This represents an increase in balances of $31.8 million or 10.3% during the nine months. The increase was driven by a $40.8 million increase in money market accounts, offset by decreases of $3.5 million in savings accounts, $1.7 million in noninterest-bearing deposits, $3.2 million in time deposits and $573 thousand in interest bearing demand deposits. Deposit balances include $5.0 million of brokered time deposits, $3.0 million of brokered money market accounts and $1.0 million of internet certificates of deposit. The increase in money market is primarily the result of promotional rates for the Richmond market.

FHLB balances have declined by $5.0 million since December 31, 2014, to $30.0 million as of September 30, 2015.

On May 28, 2015, the Company entered into a Purchase Agreement with 29 accredited investors under which the Company issued an aggregate of $7,000,000 of subordinated notes to the accredited investors. The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, on any interest payment date on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

As of September 30, 2015, securities sold under repurchase agreements increased by $4.5 million to $10.5 million from $6.0 million at December 31, 2014. This increase was the result of normal seasonality for these customers.

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

At September 30, 2015, cash totaled $5.4 million, federal funds sold totaled $466 thousand, interest-bearing deposits totaled $7.6 million, securities maturing in one year or less totaled $5.1 million and loans maturing in one year or less totaled $28.0 million. This results in a liquidity ratio as of September 30, 2015 of 10.8% as compared to 11.7% as of December 31, 2014. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $82.7 million, with $48.7 million available, plus federal funds lines of credit with correspondent banks totaling $21.5 million.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. The Company’s shareholders’ equity before accumulated other comprehensive loss was $40.9 million on September 30, 2015 compared to $40.2 million on December 31, 2014. Accumulated other comprehensive loss decreased by $90 thousand between December 31, 2014 and September 30, 2015, primarily as a result of decreases in unrealized net losses in the investment portfolio. During the nine months ended September 30, 2015, the Company repurchased 43,000 shares of its common stock for $243 thousand.

Book value per share, before accumulated other comprehensive loss, on September 30, 2015, compared to December 31, 2014, increased to $8.56 from $8.34. Book value per share, including accumulated other comprehensive loss, increased to $8.39 on September 30, 2015 from $8.14 on December 31, 2014. No cash dividends were paid for the nine month period ended September 30, 2015, nor for the comparable period ended September 30, 2014.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System. As of September 30, 2015, the Bank’s capital ratios continue to be well in excess of regulatory minimums.

In July 2013, the Board of Governors of the Federal Reserve System issued final rules that made technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer will be phased in over a four year period beginning January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of September 30, 2015, the Bank maintained Common Equity Tier 1 capital of $39.4 million, Tier 1 capital of $38.4 million, risk weighted assets of $301.7 million, and total capital of $41.8 million. As of September 30, 2015, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 12.73% of risk-weighted assets, the Tier 1 capital ratio at 12.73% of risk-weighted assets, the total capital ratio at 13.84% of risk-weighted assets, and the Tier 1 leverage ratio at 9.19% of total assets.

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

Off Balance Sheet Arrangements
	September 30, 2015	December 31, 2014
(Dollars in thousands)
Total loan commitments outstanding	$44,589	$36,443
Standby-by letters of credit	431	355
Low income housing tax credit fund	499	—

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of September 30, 2015.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the nine months ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 17, 2014, the Company announced a share repurchase program pursuant to which it is authorized to repurchase up to 240,892 shares of its common stock. The share repurchase program is authorized to last through December 31, 2015. The table below provides information on share repurchases made during the third quarter of 2015.

			Total Number	Maximum Number
			of Shares	of Shares That
			Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
	Purchased	Per Share	or Program	Program
July 1-31, 2015	—	$—	—	—
August 1-31, 2015	13,000	5.75	43,000	197,892
September 1-30, 2015	—	—	—	—

Total	13,000	$5.75	43,000	197,892

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

November 12, 2015	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)