Form 10-K
period 2015-12-31
BAY BANKS OF VIRGINIA INC
filed 2016-03-28
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2015, based on the closing sale price of the registrant’s common stock on June 30, 2015, was $25,224,492.

The number of shares outstanding of the registrant’s common stock as of March 1, 2016 was 4,774,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2016 are incorporated by reference into Part III of this Form 10-K.

BAY BANKS OF VIRGINIA, INC.

INDEX

PART I

PART I

ITEM 1:	BUSINESS

GENERAL

Bay Banks of Virginia, Inc. (the “Company”) is a bank holding company that conducts substantially all of its operations through its subsidiaries, Bank of Lancaster (the “Bank”) and Bay Trust Company (the “Trust Company”). Bay Banks of Virginia, Inc. was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997, in connection with the holding company reorganization of the Bank of Lancaster. The Bank opened for business in 1930 and has partnered with the communities it serves to ensure responsible growth and development since its organization.

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

The Bank currently has an office located in Kilmarnock, Virginia, three offices in the Richmond, Virginia metropolitan area, and one office each in White Stone, Warsaw, Montross, Callao, Burgess, Hartfield and Colonial Beach, Virginia. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).

The Company’s marketplace includes the Northern Neck Peninsula of Virginia, Middlesex County, which is located across the Rappahannock River from the Northern Neck, and the Richmond, Virginia metropolitan area. The Northern Neck includes the counties of Lancaster, Northumberland, Richmond, and Westmoreland. The main demographic in the Company’s Northern Neck market is smaller, retired households with relatively high per capita incomes. Health care, tourism, and related services are the major employment sectors in the Northern Neck and Middlesex County. The Company expanded operations into the Richmond, Virginia market in 2014 with an eye toward higher density business and consumer demographics. The Company considers the city of Richmond and the counties of Henrico and Chesterfield, Virginia to be its service area in the Greater Richmond area. The city of Richmond serves as the capital of Virginia and the economic center of the Richmond-Petersburg metropolitan statistical area. The area reflects a generally high quality of life as exemplified by relatively low cost of living, minimal traffic congestion, a physically attractive topography, and a diverse economy that experiences neither the highs nor the lows of national business cycles.

On May 28, 2015, the Company entered into a Subordinated Note Purchase Agreement (the “Note Purchase Agreement”) under which the Company issued an aggregate of $7,000,000 of subordinated notes (the “Notes”) to certain accredited investors. The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

The Company had total assets of $456.3 million, deposits of $359.9 million, and shareholders’ equity of $39.6 million as of December 31, 2015. Its headquarters are located in Kilmarnock, Virginia and its telephone number is 804-435-1171 or 800-435-1140. The Company’s website is www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report or any other filing the Company makes with the Securities and Exchange Commission (“SEC”).

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

Consumer Deposit Services. Consumer deposit products include checking accounts, savings accounts, money market accounts, certificates of deposit, online banking, mobile banking and electronic statements. The Bank’s Golden Advantage program offers special products and services to customers age 55 and over, and the Extreme Banking program offers a suite of electronic products.

Commercial Banking Services. The Bank offers a variety of services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, remote deposit, and a full line of commercial lending options. The Bank also offers Small Business Administration loan products under the 504 Program, which provides long-term funding for commercial real estate and long-lived equipment. This allows commercial customers to obtain favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

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

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

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

In addition, Virginia law requires prior approval from the SCC for (i) the acquisition of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

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

Capital Requirements. The Federal Reserve imposes certain capital requirements on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “The Bank – Capital Requirements.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

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

The Bank

General. The Bank is supervised and regularly examined by the Federal Reserve and the SCC. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. Certain of these laws and regulations are referenced above under “The Company.”

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital requirements applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

On June 7, 2012, the Federal Reserve issued a series of proposed rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules modified or left unchanged the components of regulatory capital, which are: (i) “total capital”, defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments; (ii) “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments; and (iii) “Tier 2 capital”, which consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. The Federal Reserve also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”).

In July 2013, the Federal Reserve issued final rules that made the changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four year period beginning January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2015, the Bank maintained Common Equity Tier 1 capital of $39.0 million, Tier 1 capital of $39.0 million, risk weighted assets of $314.7 million, and total capital of $42.9 million. As of December 31, 2015, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 12.39% of risk-weighted assets, the Tier 1 capital ratio at 12.39% of risk-weighted assets, the total capital ratio at 13.64% of risk-weighted assets, and the Tier 1 leverage ratio at 9.11% of total assets.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The deposit insurance assessment is equal to the Bank’s average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

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

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2015.

As described above in “The Bank – Capital Requirements,” the new capital requirement rules issued by the Federal Reserve incorporate new requirements into the prompt corrective action framework.

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

Privacy Legislation. Several laws, including the Right To Financial Privacy Act, and related regulations issued by the federal bank regulatory agencies, provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (“Patriot Act”) was enacted in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Northern Virginia. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism. The Patriot Act contains anti-money laundering and financial transparency laws, and imposes various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities to identify persons who may be involved in terrorism or money laundering.

Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). The Volcker Rule, which became effective in July 2015, does not significantly impact the operations of the Company or the Bank, as they do not have any significant engagement in the businesses prohibited by the Volcker Rule. The Company also has evaluated the implications of the Volcker Rule on its investments and does not expect any material financial implications.

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

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws ,and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

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

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2015, the Company and the Bank have not been made aware of any instances of non-compliance with the final guidance.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had significant effects on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.

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

Employees

At December 31, 2015, the Company employed approximately 134 people of which 106 were considered full-time employees.

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

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2015.

Bank of Lancaster:	100 South Main Street, Kilmarnock, Virginia

708 Rappahannock Drive, White Stone, Virginia

432 North Main Street, Kilmarnock, Virginia (marketed for sale)

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group’s OTCQB tier under the symbol “BAYK” and transactions generally involve a small number of shares. There were 4,774,856 shares of the Company’s stock outstanding at the close of business on December 31, 2015, which were held by 607 shareholders of record.

The following table summarizes the high and low closing sales prices for the two years ended December 31, 2015. No dividends have been declared or paid in the last two years.

	Market Values
	2015		2014
	High	Low	High	Low
First Quarter	$6.00	$5.32	$6.13	$5.03
Second Quarter	6.15	5.70	6.13	5.70
Third Quarter	5.85	5.61	5.85	5.20
Fourth Quarter	5.97	5.50	5.50	5.05

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

On December 17, 2014, the Company announced a share repurchase program pursuant to which it is authorized to repurchase up to 240,892 shares of its common stock. The share repurchase program was authorized to last through December 31, 2015. On November 12, 2015, the Board of Directors extended the share repurchase program until December 31, 2016. A total of 43,000 shares have been repurchased as of December 31, 2015. No share repurchases were made during the fourth quarter of 2015.

ITEM 6: SELECTED FINANCIAL DATA

(Dollars in thousand, except per share amounts)	As of and for the Year Ended December 31,
	2015	2014	2013	2012	2011
Operations:
Net interest income	$13,219	$11,935	$10,614	$10,454	$10,323
Provision for loan losses	1,597	611	776	1,895	495
Noninterest income	3,359	3,681	4,726	4,492	2,965
Noninterest expense	14,802	12,618	12,943	12,143	12,467
Tax (benefit) expense	(187)	557	399	210	(24)

Net income	$366	$1,830	$1,222	$698	$350

Share Data:
Basic income per share	$0.08	$0.38	$0.25	$0.27	$0.13
Diluted income per share	0.08	0.38	0.25	0.27	0.13
Cash dividends per common share	—	—	—	—	—
Weighted average common shares:
Basic	4,791,722	4,818,377	4,816,859	2,610,856	2,607,034
Diluted	4,805,318	4,829,581	4,819,343	2,612,787	2,607,097
Balance Sheet:
Assets	$456,296	$390,486	$331,135	$334,798	$315,212
Loans, net of allowance	343,323	295,242	247,912	235,746	233,501
Allowance for loan losses	4,223	3,205	2,925	3,094	3,189
Deposits	359,858	307,585	268,346	275,175	265,518
Total liabilities	416,727	351,248	293,999	298,213	287,197
Total stockholders’ equity(1)	39,569	39,238	37,136	36,585	28,015
Profitability Measures:
Return on average assets	0.09%	0.53%	0.37%	0.22%	0.11%
Return on average equity	0.92%	4.76%	3.32%	2.16%	1.26%
Net interest margin	3.48%	3.85%	3.53%	3.61%	3.46%
Yield on earning assets	4.26%	4.54%	4.46%	4.78%	4.85%
Cost of funds	0.81%	0.72%	0.96%	1.18%	1.41%
Capital Ratios:
Total equity to assets	8.67%	10.05%	11.21%	10.93%	8.89%
Tier 1 leverage ratio	8.84%	10.35%	10.93%	10.93%	7.97%
Asset Quality:
Nonperforming assets to total assets	1.82%	1.22%	2.01%	2.69%	2.46%
Net charge-offs to average loans	0.18%	0.12%	0.39%	0.83%	0.22%
Allowance for loan losses to loans	1.22%	1.07%	1.17%	1.29%	1.35%
Classified assets to Tier 1 capital plus allowance for loan losses	25.80%	21.72%	29.57%	37.54%	52.92%

Note:

(1)	In 2012, the Company raised $9.35 million gross in a private placement of 2,200,000 shares of its common stock.

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

EXECUTIVE SUMMARY

Net income for 2015 was $366 thousand compared to $1.8 million for 2014. Results for 2015 are highlighted by the success of the Company’s expansion into the Richmond, Virginia market and the completion of a $7.0 million subordinated debt offering in May 2015. In March 2015, the Bank opened a third retail branch in the Richmond market in Chesterfield County. Deposits in Richmond branches now account for 20% of the Company’s total deposits as of December 31, 2015. In June 2015, the Bank converted its Hartfield, Virginia loan production office into a retail office. This office is located in Middlesex County. Core earnings and growth remain priorities. The capital position remains solid.

Earnings were negatively impacted by fraud perpetrated by one of the Bank’s commercial borrowers. This borrower pleaded guilty in a federal court to “Willful Failure to Collect or Pay Over Employment Tax” and admitted to regularly and deliberately creating false financial statements for submission to financial institutions in order to encourage banks to lend new funds to his companies, or to enable the renewal of existing loans. As a result, $691 thousand of impairment reserves were added to the allowance for loan losses as of December 31, 2015.

The Richmond market is expected to contribute positively to income in 2016 after earnings of approximately $729 thousand were invested in the Richmond market during 2015. Reduced income from investment services and a gain on the sale of a former branch office in 2014 also contributed to the year over year decline in net income from 2014 to 2015.

Total assets have grown by $65.8 million, or 16.9%, during 2015, to $456.3 million. Net interest income, which management considers to be a component of core earnings, grew by $1.3 million, or 10.8%, in 2015 compared to 2014. Return on average assets was 0.09% for 2015 compared to 0.53% for 2014. Return on average equity was 0.92% for 2015 compared to 4.76% for 2014.

The in-house loan portfolio grew by $48.8 million, or 16.5%, during 2015. Loans originated and sold to Fannie Mae generated growth of $6.9 million in the portfolio of loans serviced for Fannie Mae since December 31, 2014. The servicing portfolio totals $71.6 million as of December 31, 2015 compared to $64.7 million as of December 31, 2014.

In April 2015, the Bank consolidated the branch operations of its three Lancaster County, Virginia offices into two offices, with all Kilmarnock branch operations now based in the main office of the Bank. The branch consolidation is expected to save the Company approximately $85 thousand annually. As of January 2016, a sales contract for the branch office building, located at 432 N. Main Street, Kilmarnock, Virginia, is pending.

The net interest margin decreased to 3.48% for 2015 compared to 3.85% for 2014. As this low interest rate environment continues, loan and investment yields continue to decline, but increased loan balances have resulted in increased interest income, resulting in the improved net interest income noted above.

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

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses (“ALL”) reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each homogeneous segment of the portfolio, plus any loans analyzed individually for impairment. Considerations include historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

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

Special Mention – Adverse trends in the borrower’s financial position are evident and warrant management’s close attention. Any collateral may not be fully adequate to secure the loan balance.

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

GOODWILL. The Company has goodwill relating to the purchase of five branches during the years 1994 through 2000. Goodwill is tested annually for impairment. The test performed using financial information as of September 30, 2015 found no impairment. No events that impact long-term enterprise value occurred between the date of our annual test and December 31, 2015 that would indicate the existence of impairment.

OVERVIEW

2015 Compared to 2014

Bay Banks of Virginia, Inc. recorded net income for 2015 of $366 thousand, or $0.08 per basic and diluted share, as compared to $1.8 million, or $0.38 per basic and diluted share in 2014. This is a decrease in net income of $1.5 million. Net interest income for 2015 was $13.2 million, as compared to $11.9 million for 2014, an increase of 10.8%. Provision expense for loan losses was $1.6 million in 2015 compared to $611 thousand in 2014. Non-interest income decreased 8.8% to $3.4 million in 2015 from $3.7 million in 2014. Non-interest expense was $14.8 million in 2015 compared to $12.6 million in 2014.

Performance as measured by the Company’s return on average assets was 0.09% for 2015 compared to 0.53% for 2014. Performance as measured by return on average equity was 0.92% for 2015 compared to 4.76% for 2014. The table below details certain financial and statistical information for the Company relating to income and returns.

Return on Equity & Assets

(Dollars in thousands, except per share amounts)
Years Ended December 31,	2015	2014	2013
Net Income	$366	$1,830	$1,222
Average Total Assets	416,872	343,838	332,894
Return on Average Assets	0.09%	0.53%	0.37%
Average Equity	$39,740	$38,418	$36,861
Return on Average Equity	0.92%	4.76%	3.32%
Cash Dividends declared per share	$—	$—	$—
Average Shares Outstanding	4,791,722	4,818,377	4,816,859
Average Diluted Shares Outstanding	4,805,318	4,829,581	4,819,343
Net Income per Share	$0.08	$0.38	$0.25
Net Income per Diluted Share	0.08	0.38	0.25
Cash Dividend Payout Ratio	0.0%	0.0%	0.0%
Average Equity to Average Assets Ratio	9.53%	11.17%	11.07%

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

The following table shows details of yields on interest-earning assets (e.g. loans), costs of interest-bearing liabilities (e.g. deposits) and the resulting net interest margins for the years ended December 31, 2015 and 2014.

Average Balances, Income and Expense, Yields and Rates

(Fully taxable equivalent basis)
Years ended December 31,	2015			2014			2013
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable Investments	$30,450	$617	2.03%	$21,380	$382	1.79%	$24,468	$448	1.83%
Tax-Exempt Investments (1)	18,545	597	3.22%	18,129	568	3.13%	16,238	494	3.04%

Total Investments	48,995	1,214	2.48%	39,509	950	2.40%	40,706	942	2.31%
Gross Loans (2)	319,597	15,202	4.76%	266,016	13,352	5.02%	240,964	12,617	5.24%
Interest-bearing Deposits	16,430	38	0.23%	9,569	23	0.24%	22,925	57	0.25%
Federal Funds Sold	1,100	1	0.09%	319	—	—	599	1	0.17%

Total Interest Earning Assets	$386,122	$16,455	4.26%	$315,413	$14,325	4.54%	$305,194	$13,617	4.46%
INTEREST-BEARING LIABILITIES:
Savings Deposits	$42,716	$76	0.18%	$43,416	$68	0.16%	$45,625	$88	0.19%
NOW Deposits	41,030	61	0.15%	42,258	63	0.15%	41,394	76	0.18%
Time Deposits => $100,000	55,713	844	1.51%	44,879	784	1.75%	45,729	1,010	2.21%
Time Deposits < $100,000	57,228	819	1.43%	51,230	790	1.54%	56,174	1,053	1.87%
Time Deposits - Wholesale	6,900	28	0.40%	2,154	9	0.44%	—	—	0.00%
Money Market Deposit Accounts	63,830	557	0.87%	30,187	128	0.42%	28,147	141	0.50%

Total Deposits	267,417	2,385	0.89%	214,124	1,842	0.86%	217,069	2,368	1.09%
Federal Funds Purchased	578	6	1.03%	94	1	0.58%	58	—	0.00%
Securities Sold Under Repurchase Agreements	7,612	12	0.15%	7,538	9	0.12%	8,482	16	0.19%
Subordinated Notes	4,046	279	6.50%	—	—	0.00%	—	—	0.00%
FHLB Advances	32,713	352	1.08%	22,239	345	1.55%	15,000	450	3.00%

Total Interest-Bearing Liabilities	$312,366	$3,034	0.97%	$243,995	$2,197	0.90%	$240,609	$2,834	1.18%
Net interest income and net interest margin		$13,421	3.48%		$12,128	3.85%		$10,783	3.53%
Non-interest-bearing deposits	$61,825	—	0.00%	$59,551	—	0.00%	$54,012	—	0.00%
Total cost of funds			0.81%			0.72%			0.96%
Net interest spread			3.45%			3.82%			3.50%

Notes:

(1)	Income and yield is tax-equivalent assuming a federal tax rate of 34%.
(2)	Includes Visa credit card program, nonaccrual loans, and fees.

Net interest income increase to $13.4 million in 2015 from $12.1 million in 2014, as the increase in interest income exceeded the increase in interest expense. Interest income for 2015, on a tax-equivalent basis, was $16.5 million, an increase of $2.1 million from 2014 due mainly to increased loan balances. Interest expense for 2015 was $3.0 million, an increase of $837 thousand compared to 2014, due primarily to increases in money market deposit accounts and the issuance of $7.0 million of subordinated debt bearing interest at a rate of 6.50% per year. The annualized net interest margin was 3.48% and 3.85% for 2015 and 2014, respectively. As long as this low interest rate environment continues, it is expected that loan yields will continue to decline as higher yielding loans pay down or mature and new loans are made at lower rates.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.45% for 2015, compared to 3.82% for 2014.

The increase in average total earning assets is due mainly to the $53.6 million increase in average loans. Investment yields increased eight basis points in 2015 compared to 2014 while loan yields have declined 26 basis points. Loan growth offset the decline in loan yields. With the current low interest rate environment, any growth in net interest income will need to be generated from loan growth.

The increase in average interest-bearing liabilities was due mainly to the increase of $53.3 million in deposits, $10.5 million in FHLB advances and the issuance of the $7.0 million of subordinated debt. The cost of interest-bearing deposits increased to 0.89% in 2015 from 0.86% in 2014. The cost of FHLB advances declined to 1.08% in 2015 compared to 1.55% in 2014. In May 2015, the Company issued $7.0 million of 6.50% 10-year subordinated debt. Average non-interest-bearing deposits grew $2.3 million during 2015. Total cost of funds was 0.81% in 2015 compared to 0.72% in 2014.

Volume and Rate Analysis of Changes in Net Interest Income

Years Ended December 31,	2015 vs. 2014			2014 vs. 2013
(Dollars in Thousands)	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$201	$34	$235	$(68)	$2	$(66)
Tax-exempt investments (2)	12	16	28	59	15	74
Gross Loans	2,590	(740)	1,850	1,403	(668)	735
Interest-bearing deposits	17	(1)	16	(33)	(1)	(34)
Federal funds sold	1	—	1	(1)	—	(1)

Total interest earning assets	$2,821	$(691)	$2,130	$1,360	$(652)	$708

Interest-Bearing Liabilities:
NOW checking	$(2)	$—	$(2)	$1	$(14)	$(13)
Savings deposits	(1)	9	8	(5)	(15)	(20)
Money market accounts	221	209	430	10	(23)	(13)
Time deposits < $100,000	89	(60)	29	(87)	(176)	(263)
Time deposits => $100,000	182	(122)	60	(21)	(205)	(226)
Time deposits - Wholesale	17	1	18	9	—	9
Federal funds purchased	5	—	5	1	—	1
Securities sold under repurchase agreements	—	3	3	(1)	(6)	(7)
Subordinated notes	279	—	279	—	—	—
FHLB advances	131	(124)	7	165	(270)	(105)

Total interest-bearing liabilities	$921	$(84)	$837	$72	$(709)	$(637)

Change in net interest income	$1,900	$(607)	$1,293	$1,288	$57	$1,345

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

As indicated in the volume and rate analysis, the growth in loans in 2015 was the primary driver of improved net interest income. The increase in interest expense was also driven mainly by increases in funding balances, namely the new subordinated notes and increase in money market accounts. The sustained low interest rate environment has led to compression of the net interest margin.

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

The simulation models indicate that the Bank’s balance sheet is neutral to asset sensitive, which management believes is favorable in the current low interest rate environment. This means that as rates rise, interest-earning assets should reprice as fast or faster than interest-bearing liabilities, allowing interest income to rise as fast or faster than interest expense. Thus, net interest income should remain stable or grow. Moderate growth in the balance sheet is expected to assure continued growth in net interest income.

Non-Interest Income

Non-interest income for 2015 totaled $3.4 million, a decrease of $322 thousand, or 8.8%, compared to $3.7 million for 2014. The difference in non-interest income was primarily driven by the following changes:

Decreases:

•	In 2014, the Company sold a former branch office for a gain of $138 thousand.

•	Non-deposit fee income declined $198 thousand.

•	Losses on foreclosed properties increased $68 thousand.

Increases:

•	Secondary market lending fees increased $100 thousand resulting from the larger Fannie Mae loan portfolio and the increase in the fair value of the related mortgage servicing rights.

Non-Interest Expense

For 2015, non-interest expenses totaled $14.8 million, an increase of $2.2 million, or 17.3%, compared to $12.6 million for 2014. The increase in non-interest expense was primarily the result of the following increases:

•	$1.5 million in salary and benefits which included a $421 thousand increase related to the new branches in Richmond and $143 thousand in severance expense.

•	$327 thousand in occupancy expense of which $229 thousand were related to the Richmond branches.

•	$137 thousand in accounting, auditing and strategic planning expenses.

•	$54 thousand in FDIC assessments resulting from higher deposit balances.

Income Taxes

Income tax (benefit) expense was $(187) thousand in 2015 compared to $557 thousand in 2014. This is directly attributable to the Company’s decline in pretax income and the relationship of tax-exempt income to pretax income. Income tax (benefit) expense corresponds to an effective rate of (104.2)% and 23.3% for the years ended December 31, 2015 and 2014, respectively. This change in the tax rate is primarily the result of tax-exempt income. Refer to Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K is information regarding deferred taxes for 2015 and 2014.

FINANCIAL CONDITION

Loans

Per the following table, which does not include deferred loan costs and fees, the loan portfolio grew during 2015 with balances increasing by 16.5% to $347.2 million as of December 31, 2015, compared to December 31, 2014 balances of $298.1 million. Mortgage loans on real estate represent the largest category, comprising 88.4% of the loan portfolio at December 31, 2015. Of these balances, 1-4 family residential loans, which comprise the majority of real estate loan balances at $190.9 million, increased by $30.2 million, or 18.8%. Other loans secured by real estate, the majority of which are commercial in nature, increased by $19.2 million, or 35.6%, and represent 21.0% of the loan portfolio at year-end 2015 as compared to 18.1% at year-end 2014. Construction and land loans decreased $919 thousand, or 2.1%. Commercial and industrial loan balances increased by $1.1 million, or 3.2%, and represented 10.1% of total loans at year-end 2015 as compared to 11.4% at year-end 2014. Consumer and other loans decreased by $334 thousand, or 6.2% in 2015, and represented 1.5% of total loans at year-end 2015 as compared to 1.8% at year-end 2014.

Types of Loans

As of December 31,	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Mortgage loans on real estate:
Construction and land loans	$42,129	12.1%	$43,048	14.4%	$31,839	12.7%	$29,024	12.2%	$27,642	11.7%
Secured by farmland	1,030	0.3%	1,128	0.4%	1,262	0.5%	1,443	0.6%	1,526	0.6%
Secured by 1-4 family residential	190,902	55.0%	160,667	53.9%	138,502	55.3%	133,437	56.0%	135,379	57.4%
Other real estate loans	73,042	21.0%	53,860	18.1%	48,803	19.5%	47,055	19.8%	44,045	18.7%
Commercial and industrial loans	35,104	10.1%	34,002	11.4%	23,939	9.6%	20,525	8.6%	18,983	8.0%
(not secured by real estate)
Consumer and other	5,015	1.5%	5,349	1.8%	5,986	2.4%	6,653	2.8%	8,329	3.6%

Total	$347,222	100.0%	$298,054	100.0%	$250,331	100.0%	$238,137	100.0%	$235,904	100.0%

Notes:

Deferred loan costs and fees not included.

Allowance for loan losses not included.

Loan Maturity Schedule of Selected Loans

As of December 31, 2015

		Construction,
	Commercial and	Land and
(Dollars in thousands)	Industrial	Land Development
Within one year	$11,965	$20,747
Variable Rate
One to Five Years	1,249	197
After Five Years	195	311

Total Variable Rate	1,444	508

Fixed Rate
One to Five Years	10,901	14,235
After Five Years	10,794	6,639

Total Fixed Rate	21,695	20,874

Total Maturities	$35,104	$42,129

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

As shown in the following table, the provision for loan losses was $1.6 million in 2015 compared to $611 thousand in 2014. After net charge-offs of $579 thousand, the ALL is $4.2 million as of December 31, 2015 compared to $3.2 million as of December 31, 2014. The increase in the provision expense and ALL is due primarily to additional impairment reserves for one commercial borrower who pleaded guilty in a federal court to “Willful Failure to Collect or Pay Over Employment Tax” and admitted to regularly and deliberately creating false financial statements for submission to financial institutions in order to encourage banks to lend new funds to his companies, or to enable the renewal of existing loans. Refer to Note 25 to the Consolidated Financial Statements in Item 8 of this Form 10-K for more detail. This level of net charge-offs represents 0.18% of average loans compared to 0.12% in 2014. As of December 31, 2015, management considered the allowance for loan losses to be sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

	Years Ended December 31,
	2015	2014	2013	2012	2011
(Dollars in thousands)
Balance, beginning of period	$3,205	$2,925	$3,094	$3,189	$3,231
Loans charged off:
Mortgage Loans on Real Estate	(521)	(313)	(879)	(1,798)	(349)
Commercial and industrial	(9)	—	(17)	(388)	(11)
Consumer and other (including Visa program)	(128)	(79)	(132)	(189)	(217)

Total loans charged off	(658)	(392)	(1,028)	(2,375)	(577)

Recoveries of loans previously charged off:
Mortgage Loans on Real Estate	27	36	68	289	1
Commercial and industrial	—	—	1	18	—
Consumer and other (including Visa program)	52	25	14	78	39

Total recoveries	79	61	83	385	40

Net charge offs	(579)	(331)	(945)	(1,990)	(537)
Provision for loan losses	1,597	611	776	1,895	495

Balance, end of period	$4,223	$3,205	$2,925	$3,094	$3,189

Average loans outstanding during the period	$319,597	$266,016	$240,964	$240,557	$240,832

Ratio of net charge-offs during the period to average loans outstanding during the period	0.18%	0.12%	0.39%	0.83%	0.22%

As of December 31, 2015, the ratio of the allowance for loan losses to total loans was 1.22% as compared to 1.07% as of December 31, 2014.

Allocation of the Allowance for Loan Losses

Years Ended December 31,	2015		2014		2013		2012		2011
(Dollars in Thousands)
Mortgage Loans on Real Estate	$3,502	1.01%	$2,778	0.93%	$2,466	0.98%	$2,572	1.08%	$2,714	1.15%
Commercial and industrial	599	0.17%	323	0.11%	256	0.10%	262	0.11%	282	0.12%
Consumer and other	122	0.04%	104	0.03%	203	0.09%	252	0.11%	185	0.08%
Unallocated	—	0.00%	—	0.00%	—	0.00%	8	0.00%	8	0.00%

Total	$4,223	1.22%	$3,205	1.07%	$2,925	1.17%	$3,094	1.30%	$3,189	1.35%

Non-Performing Assets

As of December 31, 2015, non-performing assets as a percentage of total assets was 1.8%, compared to 1.2% at year-end 2014. The coverage ratio of allowance to total non-performing loans decreased to 65.6% at year-end 2015 from 162.9% at year-end 2014 due primarily to the increase in non-accruing loans. OREO, including solely foreclosed properties, at year-end 2015 was $1.9 million compared to $2.8 million at year-end 2014. The year-end 2015 figure represents three residences, seven lots, two former convenience stores, a former restaurant and three commercial business properties. The Company sold 12 OREO properties with a total value of $1.1 million in 2015 for total losses of $107 thousand, and four properties with a total value of $460 thousand from four borrowers were added through foreclosure. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. As a result, in addition to losses on sales, the Company wrote down OREO property values by $288 thousand in 2015. Included in other assets is one residential property and one commercial property, with a value of $1.1 million. These properties were not obtained as a result of a foreclosure and are being marketed for sale.

During 2015, non-accruing loan balances increased by $4.5 million. Of the $6.4 million in non-accruing balances, $2.8 million are residential mortgages. The net increase in non-accruing loan balances from 2014 to 2015 was comprised of $5.1 million in new non-accruing loans less $20 thousand in charge-offs, $129 thousand of foreclosures, $164 thousand of upgrades and $341 thousand in paydowns. Components of non-performing assets and related ratios are shown in the following table.

Non-Performing Assets

	As of December 31,
(Dollars in Thousands)	2015	2014	2013	2012	2011
Loans past due 90 days or more and still accruing	$11	$14	$18	$126	$60
Non-accruing loans	6,433	1,954	2,754	5,730	5,417

Total non-performing loans	6,444	1,968	2,772	5,856	5,477

Other real estate owned	1,870	2,791	3,897	3,151	2,280

Total non-performing assets	$8,314	$4,759	$6,669	$9,007	$7,757

Allowance for loan losses	$4,223	$3,205	$2,925	$3,094	$3,189

Allowance to non-performing loans	65.6%	162.9%	105.5%	52.8%	58.2%
Non-performing assets to total assets	1.8%	1.2%	2.0%	2.7%	2.5%

There were 16 TDRs with an aggregate balance of $3.5 million at December 31, 2015, 14 TDRs with an aggregate balance of $2.5 million at December 31, 2014 and 14 TDRs with an aggregate balance of $2.5 million at December 31, 2013.

For more detailed information on non-accrual, past due and impaired loans and policies, refer to Note 2, Note 5 and Note 6 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Securities

As of December 31, 2015, investment securities totaled $59.8 million, an increase of 40.4% as compared to 2014 year-end balances of $42.6 million.

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	(Losses)	Value
Corporate bonds	$3,950	$—	$(5)	$3,945
U.S. Government agencies	21,375	69	(156)	21,288
State and municipal obligations	28,599	313	(55)	28,857
Certificates of deposits	5,704	31	—	5,735

	$59,628	$413	$(216)	$59,825

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	(Losses)	Value
U.S. Government agencies	$16,969	$33	$(37)	$16,965
State and municipal obligations	23,335	226	(160)	23,401
Certificates of deposits	2,232	8	(2)	2,238

	$42,536	$267	$(199)	$42,604

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	(Losses)	Value
U.S. Government agencies	$9,383	$11	$(86)	$9,308
State and municipal obligations	27,690	109	(1,242)	26,557
Certificates of deposits	1,736	9	—	1,745
Auction rate security	912	—	—	912

	$39,721	$129	$(1,328)	$38,522

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available-for-sale are carried at fair market value, with after-tax unrealized gains or losses disclosed as a component of comprehensive income. The after-tax unrealized gains or losses are recorded as a portion of other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the gain or loss is realized, typically at the time of sale. As of December 31, 2015, the Company had accumulated other comprehensive gains net of deferred tax related to securities available-for-sale of $107 thousand as compared to $45 thousand at year-end 2014.

The investment portfolio shows a net unrealized gain of $197 thousand on December 31, 2015, compared to $68 thousand on December 31, 2014. The lower interest rate environment in 2015 compared to 2014 resulted in higher fair values, since bond prices are inversely proportional to bond rates.

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

The Company seeks to diversify its assets to minimize risk by maintaining a large portion of its investment portfolio in securities issued by states and political subdivisions. Many of these types of securities also provide tax benefits. Mortgage-backed securities and collateralized mortgage obligations held in the investment portfolio provide liquidity via cashflows, and are solely issued by agencies of the U.S. government. The Company owns no derivatives, and participates in no hedging activities.

For more information on the Company’s investment portfolio, please refer to Note 4 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Investment Maturities and Average Yields

As of December 31, 2015

	One Year or
(Dollars in Thousands)	Less or	One to Five	Five to Ten	Over Ten
	No Maturity	Years	Years	Years
U.S. Government and Agencies:
Book Value	$1,452	$10,429	$9,028	$502
Market Value	1,452	10,391	8,945	500
Weighted average yield	2.23%	1.65%	2.30%	2.62%
States and Municipal Obligations:
Book Value	$1,400	$8,854	$16,339	$2,005
Market Value	1,401	8,933	16,517	2,006
Weighted average yield	2.57%	2.61%	3.62%	3.92%
Certificates of Deposit:
Book Value	$1,488	$4,216	$—	$—
Market Value	1,488	4,247	—	—
Weighted average yield	0.61%	1.85%	0.00%	0.00%
Corporate Bonds:
Book Value	$—	$—	$3,950	$—
Market Value	—	—	3,945	—
Weighted average yield	0.00%	0.00%	6.20%	0.00%
Restricted Securities:
Book Value	$—	$—	$—	$2,731
Market Value	—	—	—	2,731
Weighted average yield	0.00%	0.00%	0.00%	1.44%
Total Securities:
Book Value	$4,340	$23,499	$29,317	$5,238
Market Value	4,341	23,571	29,407	5,237
Weighted average yield	1.79%	2.05%	3.56%	2.50%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

During 2015, average total deposits increased 19.6% to $329.2 million as compared to average total 2014 deposits of $273.7 million. Average non-interest bearing demand deposits increased 3.8%, average NOW accounts decreased 2.9%, average savings accounts decreased 3.9%, average money market deposits increased 114.5% and average time deposits increased 22.0%. These deposit increases raised the cost of deposit funds five basis points. The increase in money market accounts were primarily in the Richmond, Virginia market resulting from special promotional rates.

Average Deposits and Rates

Years Ended December 31,	2015		2014		2013
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$61,825	0.00%	$59,551	0.00%	$54,012	0.00%
Interest bearing Deposits:
NOW Accounts	41,030	0.15%	42,258	0.15%	41,394	0.18%
Regular Savings	42,716	0.18%	43,416	0.16%	45,625	0.19%
Money Market Deposit Accounts	63,830	0.87%	30,187	0.42%	28,147	0.50%
Time Deposits - Retail
CD’s $100,000 or more	55,713	1.51%	44,879	1.75%	45,729	2.21%
CD’s less than $100,000	57,228	1.43%	51,230	1.54%	56,174	1.87%
Time Deposits - Wholesale	6,900	0.40%	2,154	0.44%	—	0.00%

Total Interest bearing Deposits	267,417	0.89%	214,124	0.86%	217,069	1.09%

Total Average Deposits	$329,242	0.72%	$273,675	0.67%	$271,081	0.87%

Maturity Schedule of Time Deposits of $100,000 and over

As of December 31,	2015	2014	2013
(In thousands)
3 months or less	$12,898	$6,429	$4,277
3-6 months	5,010	2,481	2,457
6-12 months	7,462	17,005	8,869
Over 12 months	36,362	30,775	28,417

Totals	$61,732	$56,690	$44,020

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with a variety of stock offerings or through earnings. Management believes the capital level at December 31, 2015, is sufficient to support growth and acquisition opportunities.

The parent company obtains its operating funds primarily through management fees paid by the Bank and Trust Company. The parent company could also receive dividends from its subsidiaries.

During 2015, the Bank was required to maintain minimum amounts of capital per Federal Reserve capital guidelines. The minimum total capital to risk weighted assets ratio was 8.0%, the minimum Tier 1 capital to risk weighted assets ratio was 6.0% and the minimum Tier 1 capital to adjusted average assets ratio (leverage ratio) was 4.0%. In addition, effective January 1, 2015, a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets was established. As of December 31, 2015, the Bank maintained Common Equity Tier 1 capital of $39.0 million, Tier 1 capital of $39.0 million, risk weighted assets of $314.7 million and total capital of $42.9 million. As of December 31, 2014, the Bank maintained Tier 1 capital of $33.2 million, risk weighted assets of $274.1 million, and total capital of $36.4 million. As of December 31, 2015, all ratios were in excess of the fully phased-in requirements of the Basel III regulatory capital framework, with the Common Equity Tier 1 ratio at 12.39% of risk-weighted assets, the Tier 1 capital ratio at 12.39% of risk-weighted assets, the total capital ratio at 13.64% of risk-weighted assets and the Tier 1 leverage ratio at 9.11% of total assets.

For more detailed information, refer to Note 16 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Total capital, before accumulated other comprehensive income, increased by 0.5% to $40.3 million as of December 31, 2015 as compared to $40.2 million as of December 31, 2014. Accumulated other comprehensive loss was $776 thousand as of December 31, 2015 compared to accumulated other comprehensive loss of $921 thousand as of December 31, 2014. The reduction in the loss is due primarily to an increase in unrealized gains on securities and a reduction in actuarial losses on the Company’s pension and post-retirement benefit plan assets.

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

At December 31, 2015, liquid assets totaled $55.7 million or 12.1% of total assets, an increase from $45.8 million and 11.7% at December 31, 2014. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains federal funds lines with regional banks totaling approximately $21.5 million. In addition, the Bank has total borrowing capacity with the FHLB of $84.5 million, with $40.5 million immediately available as of December 31, 2015.

The table below presents selected information on short-term borrowings:

(Dollars in Thousands)
Years Ended December 31,	2015	2014	2013
Balance outstanding at year-end	$7,161	$6,012	$9,118
Maximum balance at any month end during the year	10,491	9,164	11,355
Average balance for the year	7,612	7,538	8,482
Weighted average rate for the year	0.15%	0.12%	0.19%
Weighted average rate on borrowings at year end	0.14%	0.12%	0.11%

The impact of contractual obligations includes seven FHLB advances and time deposits. With regards to the FHLB advances, a $5 million LIBOR-based floating rate advance which matured in May 2015 and was replaced with a $5 million fixed rate advance, which matured in February 2016. In June 2015, a $5 million fixed rate advance was replaced with a $5 million LIBOR-based floating rate advance maturing in September 2016, and a $5 million fixed rate advance was repaid. An advance matured on October 20, 2015 and was replaced with a $5 million, 0.52% fixed rate credit advance maturing on October 20, 2016. In December 2015, two new $5 million advances were drawn that mature in 2017. The advance that matured on February 22, 2016 was repaid. For details on these advances, please refer to Note 14 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

In addition to the FHLB advances, on May 28, 2015, the Company entered into a Purchase Agreement under which the Company issued an aggregate of $7,000,000 of subordinated notes to accredited investors. The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

Time deposits mature as follows: 2016 - $56.7 million; 2017 - $12.7 million; 2018 - $36.5 million; 2019 - $4.4 million; and 2020 - $17.1 million. Refer to Note 9 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of December 31, 2015:

(Dollars in thousands)	Payments Due by Period
		Less than
	Total	1 year	1-3 years	3-5 years	Over 5 years
FHLB advances	$40,000	$20,000	$10,000	$10,000	$—
Subordinated debt	7,000	—	—	—	7,000
Securities sold under repurchase agreements (1)	7,161	7,161	—	—	—
Operating leases	389	163	198	28	—

Total	$54,550	$27,324	$10,198	$10,028	$7,000

Note:

(1)	Refer to Note 2 to the Consolidated Financial Statements

As of December 31, 2015, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on liquidity. As of December 31, 2015, the Company has no material commitments or long-term debt for capital expenditures.

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

Off Balance Sheet Arrangements

	December 31, 2015	December 31, 2014	December 31, 2013
(In thousands)
Total Loan Commitments Outstanding	$42,713	$36,443	$37,279
Standby-by Letters of Credit	473	355	329
Low income housing tax credit fund	499	—	—

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

The following information is included on the pages indicated:

Bay Banks of Virginia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Bay Banks of Virginia, Inc.

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Asheville, North Carolina

March 28, 2016

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
(Dollars in thousands)
ASSETS
Cash and due from banks	$4,969	$6,181
Interest-bearing deposits	15,330	14,784
Federal funds sold	271	119
Securities available-for-sale, at fair value	59,825	42,604
Restricted securities	2,731	2,430
Loans receivable, net of allowance for loan losses of $4,223 and $3,205	343,323	295,242
Loans held for sale	270	—
Premises and equipment, net	11,646	11,882
Accrued interest receivable	1,318	1,197
Other real estate owned, net	1,870	2,791
Bank owned life insurance	7,595	7,348
Goodwill	2,808	2,808
Mortgage servicing rights	658	596
Other assets	3,682	2,504

Total assets	$456,296	$390,486

LIABILITIES
Noninterest-bearing deposits	$65,842	$63,308
Savings and interest-bearing demand deposits	166,628	122,502
Time deposits	127,388	121,775

Total deposits	359,858	307,585
Securities sold under repurchase agreements	7,161	6,012
Federal Home Loan Bank advances	40,000	35,000
Subordinated debt, net of issuance costs	6,844	—
Other liabilities	2,864	2,651

Total liabilities	416,727	351,248

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,774,856 and 4,817,856 shares, respectively)	23,874	24,089
Additional paid-in capital	2,812	2,777
Retained earnings	13,659	13,293
Accumulated other comprehensive loss, net	(776)	(921)

Total shareholders’ equity	39,569	39,238

Total liabilities and shareholders’ equity	$456,296	$390,486

See Notes to Consolidated Financial Statements

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended
	December 31,
(Dollars in thousands, except share and per share amounts)	2015	2014
INTEREST INCOME
Loans, including fees	$15,202	$13,352
Securities:
Taxable	623	382
Tax-exempt	394	375
Federal funds sold	1	—
Interest-bearing deposit accounts	33	23

Total interest income	16,253	14,132

INTEREST EXPENSE
Deposits	2,385	1,842
Federal funds purchased	6	1
Securities sold under repurchase agreements	12	9
Subordinated debt	279	—
FHLB advances	352	345

Total interest expense	3,034	2,197

Net interest income	13,219	11,935

Provision for loan losses	1,597	611

Net interest income after provision for loan losses	11,622	11,324

NON-INTEREST INCOME
Income from fiduciary activities	798	831
Service charges and fees on deposit accounts	917	974
VISA-related fees	217	255
Non-deposit product income	369	567
Other service charges and fees	553	533
Secondary market lending fees	551	451
Bank owned life insurance income	247	219
Net gains (losses) on sale of securities available for sale	42	(25)
Other real estate losses	(395)	(327)
Net (losses) gains on the disposal of fixed assets	(6)	137
Other income	66	66

Total non-interest income	3,359	3,681

NON-INTEREST EXPENSES
Salaries and employee benefits	8,001	6,458
Occupancy expense	1,819	1,492
Software maintenance	631	524
Bank franchise tax	219	189
VISA expense	135	170
Telephone expense	136	210
FDIC assessments	301	247
Foreclosure property expense	68	131
Consulting expense	303	329
Other expense	3,189	2,868

Total non-interest expenses	14,802	12,618

Net income before income taxes	179	2,387
Income tax (benefit) expense	(187)	557

Net income	$366	$1,830

Basic Earnings Per Share
Average basic shares outstanding	4,791,722	4,818,377
Earnings per share, basic	$0.08	$0.38
Diluted Earnings Per Share
Average diluted shares outstanding	4,805,318	4,829,581
Earnings per share, diluted	$0.08	$0.38

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the twelve months ended
	December 31,
(Dollars in thousands)	2015	2014
Net income	$366	$1,830
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Net unrealized holding gains arising during the period	136	1,242
Deferred tax expense	(46)	(422)
Reclassification of net securities (gains) losses and impairments recognized in net income	(42)	25
Deferred tax expense (benefit)	14	(9)

Unrealized gains adjustment, net of tax	62	836

Defined benefit pension plan:
Net pension loss	(98)	(792)
Deferred tax benefit	37	270
Reclassification of pension expense	76	37
Deferred tax benefit	(29)	(13)

Defined benefit pension plan adjustment, net of tax	(14)	(498)

Post retirement benefit plan:
Net postretirement gain (loss)	147	(130)
Deferred tax (expense) benefit	(50)	44
Reclassification of postretirement expense	—	—
Deferred tax benefit	—	—

Post retirement benefit plan adjustment, net of tax	97	(86)

Total other comprehensive income	145	252

Comprehensive income	$511	$2,082

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
(Dollars in thousands, except shate data or amounts)
Balance January 1, 2014	4,817,856	$24,089	$2,757	$11,463	$(1,173)	$37,136
Net income	—	—	—	1,830	—	1,830
Other comprehensive income	—	—	—	—	252	252
Stock compensation expense	—	—	20	—	—	20

Balance December 31, 2014	4,817,856	24,089	2,777	13,293	(921)	39,238
Net income	—	—	—	366	—	366
Other comprehensive income	—	—	—	—	145	145
Stock repurchase	(43,000)	(215)	(28)	—	—	(243)
Stock compensation expense	—	—	63	—	—	63

Balance December 31, 2015	4,774,856	$23,874	$2,812	$13,659	$(776)	$39,569

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$366	$1,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	998	792
Net amortization and accretion of securities	389	363
Amortization of subordinated debt issuance costs	10	—
Provision for loan losses	1,597	611
Stock compensation expense	63	20
Deferred income tax (expense) benefit	(490)	58
(Gain) loss on securities available-for-sale	(42)	25
Increase in OREO valuation allowance	288	235
Loss on sale of other real estate	107	92
Loss (gain) on disposal of fixed assets	6	(137)
Mortgage servicing rights	(62)	(17)
Loan originations for sale to FNMA	(14,317)	(10,503)
Loan sales to FNMA	14,326	10,951
Gain on loans sold to FNMA	(279)	(252)
Increase in cash surrender value of life insurance	(247)	(219)
(Increase) decrease in accrued income and other assets	(477)	246
Increase (decrease) in other liabilities	351	(92)

Net cash provided by operating activities	2,587	4,003

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	4,051	4,529
Proceeds from sales and calls of available-for-sale securities	13,540	3,810
Purchase of bank owned life insurance	—	(2,000)
Purchases of available-for-sale securities	(35,066)	(11,542)
Purchases of restricted securities	(301)	(792)
(Increase) decrease in federal funds sold	(152)	1
Loan (originations) and principal collections, net	(49,958)	(47,533)
Proceeds from sale of other real estate	805	371
Purchases of premises and equipment	(1,185)	(2,014)
Proceeds from the sale of premises and equipment	—	311

Net cash used in investing activities	(68,266)	(54,859)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	46,660	13,949
Net increase in time deposits	5,613	25,289
Repurchase of common stock	(243)	—
Net increase (decrease) in securities sold under repurchase agreements	1,149	(3,106)
Issuance of subordinated debt, net	6,834	—
Increase in Federal Home Loan Bank advances	5,000	20,000

Net cash provided by financing activities	65,013	56,132

Net (decrease) increase in cash and due from banks	(666)	5,276
Cash and due from banks at beginning of period	20,965	15,689

Cash and due from banks at end of period	$20,299	$20,965

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,864	$2,215

Income taxes	812	351

Non-cash investing and financing:
Unrealized gain on investment securities	94	1,268

Change in fair value of pension and post-retirement obligation	125	(885)

Loans transferred to other real estate owned	460	197

Loans originated to facilitate sale of OREO	181	605

Changes in deferred taxes resulting from OCI transactions	(74)	(130)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1. Organization and Presentation

Organization. Bay Banks of Virginia, Inc. (the “Company”) is a bank holding company that conducts substantially all of its operations through its two active subsidiaries, the Bank of Lancaster and Bay Trust Company.

The Bank of Lancaster (the “Bank”) is a state-chartered bank and a member of the Federal Reserve System. It serves businesses, professionals and consumers on the Northern Neck and Middle Peninsulas of Virginia and the Greater Richmond, Virginia market. The Bank has branch offices in the Virginia counties of Chesterfield, Henrico, Lancaster, Middlesex, Northumberland, Richmond, Westmoreland, and in the City of Richmond, Virginia. Each branch office offers a full range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest bearing. The majority of the Bank’s loan portfolio is secured by real estate.

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

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to the current year presentations. The reclassifications had no effect on net income, net income per share or shareholders’ equity as previously reported.

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

Interest-bearing deposits in banks

Interest-bearing deposits in banks are carried at cost, which mature within one year, and include deposits with the Federal Reserve Bank of Richmond.

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

Securities sold under repurchase agreements

Securities sold under repurchase agreements, which are classified as secured borrowings, generally mature within one year from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company is required to provide collateral based on the value of the underlying cash.

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

Allowance for loan losses (“ALL”)

The ALL reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each homogenous segment of the portfolio, plus any loans analyzed individually for impairment. Considerations include historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

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

Special Mention – Adverse trends in the borrower’s financial position are evident and warrant management’s close attention. Any collateral may not be fully adequate to secure the loan balance.

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

Other real estate owned, net

Real estate properties acquired through, or in lieu of, loan foreclosure are marketed for sale and are initially recorded at the lesser of the fair value on the date of foreclosure less estimated selling costs or carrying value of the loan. After acquisition, management acquires new valuations at least every two years. Revenue and expenses related to the operation or maintenance of foreclosed properties are included in expenses from foreclosed assets and changes in the valuation allowance are included in other real estate gains (losses).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the statements of income.

The Company evaluates its deferred tax assets quarterly to determine if those assets will be recovered and if a valuation allowance is needed. At December 31, 2015, the Company determined no valuation allowance related to its deferred tax assets was necessary.

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

Off-balance-sheet financial instruments

In the ordinary course of business, the Company enters into off-balance-sheet financial agreements such as home equity lines of credit, overdraft protection lines of credit, unsecured lines of credit, commitments under credit card arrangements, construction loan commitments and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Significant group concentration of credit risk

Most of the Company’s business activity is with customers located in the Virginia counties of Lancaster, Northumberland, Richmond, Westmoreland, Middlesex, Chesterfield and Henrico. The Company makes residential, commercial and consumer loans and a significant amount of the loan portfolio is comprised of real estate mortgage loans, which are secured primarily by single-family residences. The adequacy of collateral on real estate mortgage loans is highly dependent on changes in real estate values.

Advertising

Advertising costs are expensed as incurred and totaled $213 thousand and $237 thousand for the years ended December 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10) which requires equity investments, other than those accounted for using the equity method, to be measured at fair value through earnings. There will no longer be an available-for-sale classification measured (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The cost method is also eliminated for equity instruments without a readily determinable fair value. For these investments, companies can elect to record the investment at cost, less impairment, plus or minus subsequent adjustments for observable price changes. This election only applies to equity investments that do not qualify for the net asset value practical expedient. Public companies will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the ASU requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The classification and measurement guidance is effective for periods beginning after December 15, 2017. The Company is evaluating the impact that ASU 2016-01 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction of the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. ASU 2015-03 is effective for periods beginning after December 15, 2015. The Company has adopted the guidance during the second quarter of 2015 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as variable interest entities (“VIEs”). Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. ASU No. 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The Company is evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-4): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendment clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, either upon (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendment also requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. Companies should apply this amendment for fiscal years and interim periods beginning after December 15, 2014. The Company adopted the new guidance during the first quarter of 2014. The adoption did not have a material impact on the Company’s consolidated financial statements. Disclosures are included in Note 6.

Note 3. Goodwill

The Company has goodwill relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at both December 31, 2015 and 2014, as reflected on the consolidated balance sheets, was $2.8 million. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Goodwill is tested annually for impairment. The test performed using financial information as of September 30, 2015 found no impairment. No events occurred between the date of the annual test and December 31, 2015 that would indicate the existence of impairment.

Note 4. Investment Securities

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	(Losses)	Value
Corporate bonds	$3,950	$—	$(5)	$3,945
U.S. Government agencies	21,375	69	(156)	21,288
State and municipal obligations	28,599	313	(55)	28,857
Certificates of deposits	5,704	31	—	5,735

	$59,628	$413	$(216)	$59,825

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	(Losses)	Value
U.S. Government agencies	$16,969	$33	$(37)	$16,965
State and municipal obligations	23,335	226	(160)	23,401
Certificates of deposits	2,232	8	(2)	2,238

	$42,536	$267	$(199)	$42,604

The cost of securities sold is based on actual net cost. Gross realized gains and gross realized losses, as well as proceeds on sales and calls of securities, were as follows:

	For the years ended December 31,
(Dollars in thousands)	2015	2014
Gross realized gains	$68	$8
Gross realized losses	(26)	(33)

Net realized gains (losses)	$42	$(25)

Aggregate proceeds	$13,540	$3,810

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2015 are shown below:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,339	$4,341
Due after one year through five years	27,449	27,516
Due after five through ten years	25,333	25,462
Due after ten years	2,507	2,506

	$59,628	$59,825

Average yields (taxable equivalent) on securities were 2.48% and 2.40% for the years ended December 31, 2015 and 2014, respectively.

Securities with a market value of $8.6 million and $8.5 million at December 31, 2015 and 2014, respectively, were pledged as collateral for repurchase agreements and for other purposes as required by law. As of December 31, 2015 and 2014, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $7.2 million and $6.0 million as of December 31, 2015 and December 31, 2014, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at December 31, 2015 and 2014, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. The corporate bonds are subordinated debt notes issued by financial institutions. Management does not intend to sell the securities and does not expect to be required to sell the securities. All amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at

December 31, 2015 included five federal agencies, one corporate bond and 17 municipals. Bonds with unrealized loss positions at December 31, 2014 included 29 municipals, 13 federal agencies and three certificates of deposit.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$495	$(5)	$—	$—	$495	$(5)
U.S. Government agencies	13,871	(141)	1,619	(15)	15,490	(156)
States and municipal obligations	2,566	(17)	3,281	(38)	5,847	(55)

Total temporarily impaired securities	$16,932	$(163)	$4,900	$(53)	$21,832	$(216)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$1,499	$(4)	$3,532	$(33)	$5,031	$(37)
States and municipal obligations	412	(5)	9,006	(155)	9,418	(160)
Certificates of deposit	742	(2)	—	—	742	(2)

Total temporarily impaired securities	$2,653	$(11)	$12,538	$(188)	$15,191	$(199)

The following table summarizes cumulative credit-related other-than temporary impairment losses recognized on the one auction rate security held by the Company (no other-than-temporary-impairment was recognized for the years ended December 31, 2015 and 2014):

For the year ended
(Dollars in thousands)	December 31, 2014
Balance, beginning of the period	$288
Impairment losses recognized during the period	—
Realized losses from sales	(288)

Balance, end of period	$—

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

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $2.0 million and $1.9 million at December 31, 2015 and December 31, 2014, respectively, and are included in restricted securities on the consolidated balance sheets. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $505 thousand and $382 thousand at December 31, 2015 and December 31, 2014. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 5. Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Mortgage loans on real estate:
Construction, Land and Land Development	$42,129	$43,048
Farmland	1,030	1,128
Commercial Mortgages (Non-Owner Occupied)	29,086	20,534
Commercial Mortgages (Owner Occupied)	43,956	33,326
Residential First Mortgages	164,405	135,267
Residential Revolving and Junior Mortgages	26,497	25,400
Commercial and Industrial loans	35,104	34,002
Consumer Loans	5,015	5,349

Total loans	347,222	298,054
Net unamortized deferred loan costs	324	393
Allowance for loan losses	(4,223)	(3,205)

Loans, net	$343,323	$295,242

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by 90 days or more is generally placed on nonaccrual, unless it is both well secured and in the process of collection.

		90 Days or
	30-89	More Past		Total Past
(Dollars in thousands)	Days	Due and		Due and		Total
December 31, 2015	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$93	$—	$672	$765	$41,364	$42,129
Farmland	—	—	—	—	1,030	1,030
Commercial Mortgages (Non-Owner Occupied)	264	—	—	264	28,822	29,086
Commercial Mortgages (Owner Occupied)	133	—	2,350	2,483	41,473	43,956
Residential First Mortgages	1,304	—	2,841	4,145	160,260	164,405
Residential Revolving and Junior Mortgages	70	—	277	347	26,150	26,497
Commercial and Industrial	10	—	285	295	34,809	35,104
Consumer Loans	32	11	8	51	4,964	5,015

Total	$1,906	$11	$6,433	$8,350	$338,872	$347,222

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2014	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$64	$—	$669	$733	$42,315	$43,048
Farmland	—	—	—	—	1,128	1,128
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	20,534	20,534
Commercial Mortgages (Owner Occupied)	—	—	566	566	32,760	33,326
Residential First Mortgages	1,270	—	359	1,629	133,638	135,267
Residential Revolving and Junior Mortgages	6	—	31	37	25,363	25,400
Commercial and Industrial	96	—	228	324	33,678	34,002
Consumer Loans	66	14	101	181	5,168	5,349

Total	$1,502	$14	$1,954	$3,470	$294,584	$298,054

Note 6. Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

	Mortgage	Commercial	Consumer
	Loans on	and	and other
(Dollars in thousands)	Real Estate	Industrial	Loans	Total
For the Twelve Months Ended December 31, 2015
Beginning Balance	$2,778	$323	$104	$3,205
(Charge-offs)	(521)	(9)	(128)	(658)
Recoveries	27	—	52	79
Provision	1,218	285	94	1,597

Ending Balance	$3,502	$599	$122	$4,223

Individually evaluated for impairment	$1,256	$278	$—	$1,534
Collectively evaluated for impairment	2,246	321	122	2,689

	Mortgage	Commercial	Consumer
	Loans on	and	and Other
(Dollars in thousands)	Real Estate	Industrial	Loans	Total
For the Twelve Months Ended December 31, 2014
Beginning Balance	$2,465	$256	$204	$2,925
(Charge-offs)	(313)	—	(79)	(392)
Recoveries	36	—	25	61
Provision	590	67	(46)	611

Ending Balance	$2,778	$323	$104	$3,205

Individually evaluated for impairment	$665	$—	$11	$676
Collectively evaluated for impairment	2,113	323	93	2,529

Loan receivables evaluated for impairment individually and collectively by segment as of December 31, 2015 and 2014 are as follows:

	Mortgage	Commercial	Consumer
(Dollars in thousands)	Loans	and	and Other
	on Real Estate	Industrial	Loans	Total
As of December 31, 2015
Individually evaluated for impairment	$10,542	$284	$—	$10,826
Collectively evaluated for impairment	296,561	34,820	5,015	336,396

Total Gross Loans	$307,103	$35,104	$5,015	$347,222

As of December 31, 2014
Individually evaluated for impairment	$6,842	$—	$16	$6,858
Collectively evaluated for impairment	251,861	34,002	5,333	291,196

Total Gross Loans	$258,703	$34,002	$5,349	$298,054

Internal risk rating grades are shown in the following table.

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
(Dollars in thousands)	Land		(Non-Owner	(Owner	and
As of December 31, 2015	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$34,692	$1,030	$24,258	$33,023	$29,383	$122,386
Watch	5,337	—	4,564	4,968	5,202	20,071
Special mention	1,119	—	—	2,687	148	3,954
Substandard	981	—	264	3,278	371	4,894
Doubtful	—	—	—	—	—	—

Total	$42,129	$1,030	$29,086	$43,956	$35,104	$151,305

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
	Land		(Non-Owner	(Owner	and
As of December 31, 2014	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$34,913	$1,128	$16,426	$23,967	$31,041	$107,475
Watch	5,649	—	3,770	4,430	2,492	16,341
Special mention	1,403	—	—	2,789	154	4,346
Substandard	1,083	—	338	2,140	315	3,876
Doubtful	—	—	—	—	—	—

Total	$43,048	$1,128	$20,534	$33,326	$34,002	$132,038

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

		Residential
(Dollars in thousands)	Residential	Revolving
As of December 31, 2015	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (1)	Mortgages (2)	Loans (3)	Total
Performing	$161,564	$26,220	$4,996	$192,780
Nonperforming	2,841	277	19	3,137

Total	$164,405	$26,497	$5,015	$195,917

		Residential
	Residential	Revolving
As of December 31, 2014	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (4)	Mortgages (5)	Loans (6)	Total
Performing	$134,908	$25,369	$5,234	$165,511
Nonperforming	359	31	115	505

Total	$135,267	$25,400	$5,349	$166,016

Notes:

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.9 million as of December 31, 2015.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $372 thousand as of December 31, 2015.
(3)	No Consumer Loans have been assigned a risk rating grade of Substandard as of December 31, 2015.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.1 million as of December 31, 2014.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $219 thousand as of December 31, 2014.
(6)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $1 thousand as of December 31, 2014.

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of December 31, 2015 and 2014, along with the average recorded investment and interest income recognized for the years ended December 31, 2015 and 2014.

(Dollars in thousands)	As of December 31, 2015			As of December 31, 2014
IMPAIRED LOANS
	Recorded	Customers’ Unpaid	Related	Recorded	Customers’ Unpaid	Related
	Investment	Principal Balance	Allowance	Investment	Principal Balance	Allowance
With no related allowance:
Construction, Land and Land Development	$445	$451	$—	$450	$452	$—
Residential First Mortgages	3,130	3,166	—	1,568	1,584	—
Residential Revolving and Junior Mortgages (1)	233	233	—	50	50	—
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	1,352	1,390	—	1,887	1,916	—
Commercial and Industrial	—	—	—	—	—	—
Consumer (2)	—	—	—	5	5	—

	5,424	5,504	—	4,224	4,271	—

With an allowance recorded:
Construction, Land and Land Development	262	290	120	277	292	144
Residential First Mortgages	2,507	2,507	308	2,173	2,173	437
Residential Revolving and Junior Mortgages (1)	258	259	150	173	173	84
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	2,091	2,348	678	—	—	—
Commercial and Industrial	284	285	278	—	—	—
Consumer (2)	—	—	—	11	11	11

	5,402	5,689	1,534	2,634	2,649	676

Total Impaired Loans:
Construction, Land and Land Development	707	741	120	727	744	144
Residential First Mortgages	5,637	5,673	308	3,741	3,757	437
Residential Revolving and Junior Mortgages (1)	491	492	150	223	223	84
Commercial Mortgages (Non-owner occupied)	264	264	—	264	264	—
Commercial Mortgages (Owner occupied)	3,443	3,738	678	1,887	1,916	—
Commercial and Industrial	284	285	278	—	—	—
Consumer (2)	—	—	—	16	16	11

	$10,826	$11,193	$1,534	$6,858	$6,920	$676

Notes:

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

	For the Year Ended		For the Year Ended
	December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance:
Construction, Land and Land Development	$448	$—	$451	$3
Residential First Mortgages	2,077	74	1,148	49
Residential Revolving and Junior Mortgages (1)	87	5	10	—
Commercial Mortgages (Non-owner occupied)	264	16	264	16
Commercial Mortgages (Owner occupied)	1,099	28	1,911	79
Commercial and Industrial	—	—	—	—
Consumer (2)	—	—	6	—

	3,975	123	3,790	147

With an allowance recorded:
Construction, Land and Land Development	270	5	168	4
Residential First Mortgages	1,900	90	2,184	100
Residential Revolving and Junior Mortgages (1)	204	11	174	9
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	1,343	39	—	—
Commercial and Industrial	130	2	—	—
Consumer (2)	—	—	24	2

	3,847	147	2,550	115

Total
Construction, Land and Land Development	718	5	619	7
Residential First Mortgages	3,977	164	3,332	149
Residential Revolving and Junior Mortgages (1)	291	16	184	9
Commercial Mortgages (Non-owner occupied)	264	16	264	16
Commercial Mortgages (Owner occupied)	2,442	67	1,911	79
Commercial and Industrial	130	2	—	—
Consumer (2)	—	—	30	2

	$7,822	$270	$6,340	$262

Notes:

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At December 31, 2015 and 2014, non-accruing loans excluded from impaired loan disclosure totaled $95 thousand and $663 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $5 thousand and $32 thousand during the years ended December 31, 2015 and 2014, respectively.

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the years ended December 31, 2015 and 2014.

	For the Year Ended			For the Year Ended
	December 31, 2015			December 31, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
TROUBLED DEBT RESTRUCTURINGS	Loans	Investment	Investment	Loans	Investment	Investment
Construction, land and land development (1)	—	$—	$—	2	$282	$277
Residenital first mortages (1)	2	988	986	—	—	—
Residential revolving and junior mortgages (1)	—	—	—	1	50	50
Commercial mortgages (Owner occupied) (2)	1	105	124	—	—	—

Notes:

(1)	Modifications were an extention of the loan terms.
(2)	Modifications were capitalization of the interest.

	For the Year Ended		For the Year Ended
	December 31, 2015		December 31, 2014
TROUBLED DEBT RESTRUCTURINGS	Number of	Recorded	Number of	Recorded
THAT SUBSEQUENTLY DEFAULTED	Loans	Investment	Loans	Investment
Residential revolving and junior mortgages	—	$—	1	$75
Commerical mortgages (Owner occupied)	1	124	2	255

Of the TDRs restructured in 2015 and 2014 which did not subsequently default, all are performing. The loan that defaulted in 2015 was charged-off. Of the three loans that defaulted in 2014, one loan in the amount of $75 thousand was charged-off. There were 16 TDRs with an aggregate balance of $3.5 million and 14 TDRs with an aggregate balance of $2.5 million outstanding as of December 31, 2015 and December 31, 2014.

Note 7. Other Real Estate Owned, Net

Other real estate owned (“OREO”) is presented net of a valuation allowance for losses. An analysis of the valuation allowance on OREO is shown below.

	Years ended
	December 31,
(Dollars in thousands)	2015	2014
Balance, beginning of year	$626	$538
Provision for losses	288	235
Charge-offs	(293)	(147)

Balance, end of period	$621	$626

Expenses applicable to OREO include the following:

	Years ended
	December 31,
(Dollars in thousands)	2015	2014
Net loss on sales of real estate	$107	$92
Provision for losses	288	235
Operating expenses, net of income	68	131

Total expenses	$463	$458

The following table details the properties included in OREO as of December 31, 2015 and December 31, 2014. There were no collateralized consumer residential mortgage loans in the process of foreclosure as of December 31, 2015.

	As of December 31, 2015		As of December 31, 2014
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	3	$540	10	$1,559
Land lots	7	413	13	587
Convenience store	2	191	2	234
Restaurant	1	55	1	107
Commerical properties	3	671	1	304

Total	16	$1,870	27	$2,791

Included in other assets as of December 31, 2015, is one residential property purchased in 2013 from a related party with a value of $724 thousand and a former branch, which was closed April 30, 2015, with a value of $403 thousand. Included in other assets as of December 31, 2014 is the aforementioned residential property with a value of $771 thousand.

Note 8. Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2015 and 2014 were as follows:

	2015	2014
(Dollars in thousands)
Land and improvements	$2,350	$2,004
Buildings and improvements	12,232	13,032
Furniture and equipment	10,069	9,703

Total cost	24,651	24,739
Less accumulated depreciation	(13,005)	(12,857)

Premises and equipment, net	$11,646	$11,882

Depreciation expense for the years ended December 31, 2015 and 2014 totaled $998 thousand and $792 thousand, respectively.

Note 9. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 was $20.3 million and $16.5 million, respectively.

At December 31, 2015, the scheduled maturities of time deposits are as follows (in thousands):

2016	$56,692
2017	12,717
2018	36,506
2019	4,397
2020	17,076
Thereafter	—

$127,388

At December 31, 2015 and 2014, overdraft demand deposits reclassified to loans totaled $56 thousand and $85 thousand, respectively.

At December 31, 2015 and 2014, the Company had wholesale deposits of $15.5 million and $8.0 million, respectively.

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

The following tables provide the reconciliation of changes in the benefit obligations and fair value of assets and a statement of funded status for the pension plan and postretirement plan of the Company. In 2014, the $755 thousand net loss related to pension benefits and the $130 thousand net loss related to post retirement benefits was primarily due to the increase in the discount rate assumption to 4% in 2014 from 5% in 2013 and longer assumed lives of participants resulting from updated mortality tables for 2014.

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation, beginning of year	$3,546	$2,737	$771	$607
Service cost	—	—	23	15
Interest cost	131	142	30	30
Actuarial loss (gain)	(104)	721	(147)	130
Benefit payments	(85)	(54)	(9)	(11)
Settlement gain	—	—	—	—

Benefit obligation, end of year	3,488	3,546	668	771

Change in plan assets
Fair value of plan assets, beginning of year	2,897	2,820	—	—
Actual return on plan assets	(6)	131	—	—
Employer contributions	—	—	9	11
Benefits payments	(85)	(54)	(9)	(11)

Fair value of plan assets, end of year	2,806	2,897	—	—

Funded status at the end of the year	$(682)	$(649)	$(668)	$(771)

Amounts recognized in accumulated other comprehensive loss (income)
Net loss (gain)	$1,402	$1,380	$(65)	$83
Prior service cost	—	—	—	—
Net obligation at transition	—	—	—	—

Amount recognized	$1,402	$1,380	$(65)	$83

Components of net periodic benefit cost (gain)
Service cost	$—	$—	$23	$15
Interest cost	131	142	30	30
Expected (return) on plan assets	(196)	(202)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	—	—
Recognized net loss due to settlement	—	—	—	—
Recognized net actuarial loss	76	37	—	—

Net periodic benefit (gain) cost	11	(23)	53	45

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
Net loss (gain)	22	755	(147)	130
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	—	—

Total recognized in other comprehensive loss/(income)	22	755	(147)	130

Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$33	$732	$(94)	$175

Weighted-average assumptions as of December 31:	2015	2014	2015	2014
Discount rate used for Net Periodic Pension Cost	4.00%	5.00%	4.00%	5.00%
Discount Rate used for Disclosure	4.25%	4.00%	4.25%	4.00%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Rate of compensation increase for net periodic pension cost	N/A	N/A	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	N/A	N/A

The accumulated benefit obligation for the cash balance pension plan was $3.5 million at both December 31, 2015 and 2014, respectively.

Estimated future benefit payments for the pension and postretirement plans are as follows (in thousands):

	Pension	Postretirement
2016	$509	$18
2017	209	20
2018	38	22
2019	362	24
2020	410	27
2021 and thereafter	1,381	170

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

The fair value of the Company’s pension plan assets by asset category are as follows:

(Dollars in thousands)		Fair Value Measurements at December 31, 2015 Using
Description	Balance	Level 1	Level 2	Level 3
Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,119	1,119	—	—
Mutual funds - equity	1,684	1,684	—	—

Total defined benefit plan assets	$2,806	$2,806	$—	$—

		Fair Value Measurements at December 31, 2014 Using
Description	Balance	Level 1	Level 2	Level 3
Defined benefit plan assets:
Cash and cash equivalents	$4	$4	$—	$—
Mutual funds - fixed income	1,139	1,139	—	—
Mutual funds - equity	1,754	1,754	—	—

Total defined benefit plan assets	$2,897	$2,897	$—	$—

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

In November 2015, the Company announced a voluntary early retirement plan to employees over 55 years of age and with a minimum of 10 years of service. There were five employees who elected to participate in the plan with a total cost of $134 thousand recognized during 2015.

The Company expects to make no contributions to its pension plan for the 2016 plan year.

Postretirement benefits plan. For measurement purposes, the assumed annual rate of increase in per capita health care costs of covered benefits is 8% in 2016, 8% in 2017, 6% in 2018, 6% in 2019, and 5% in 2020 and thereafter. If assumed health care cost trend rates were increased by one percentage point each year, the accumulated postretirement benefit obligation at December 31, 2015 would be unchanged and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2015 would be increased by $36. If assumed health care cost trend rates were decreased by one percentage point each year, the accumulated postretirement benefit obligation at December 31, 2015 would be unchanged and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2015 would be decreased by $33.

The Company expects to contribute $18 thousand to its postretirement plan in 2016. In addition, as of December 31, 2015 and 2014, the Company paid approximately $9 thousand and $11 thousand, respectively, for employees who retired.

401(k) retirement plan. Substantially all employees are eligible to participate in the Company’s 401(k) retirement plan beginning the first of the month following their hire date. Prior to August 14, 2014, employees were eligible to participate in the plan after six months of service. Employees may contribute up to the maximum established by the Internal Revenue Service. As of March 15, 2015, employees are eligible to participate the month following their hire date and the Company matches 100% of the first 3% and 50% of the next 3% of an employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $176 thousand and $110 thousand for the years ended December 31, 2015 and 2014, respectively.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2015 and 2014, the Company had outstanding loan commitments approximating $42.7 million and $36.4 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2015 and 2014, commitments under outstanding performance stand-by letters of credit aggregated $473 thousand and $355 thousand, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 12. Restrictions on Cash and Due from Banks

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) requires banks to maintain cash reserves against certain categories of deposit liabilities. At both December 31, 2015 and 2014, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

Note 13. Other Borrowings

Securities sold under repurchase agreements were $7.2 million and $6.0 million as of December 31, 2015 and December 31, 2014, respectively, and included in liabilities on the consolidated balance sheets. Securities sold under agreements to repurchase are secured transactions with customers, generally mature the day following the day sold and can be changed at the option of the Bank with minimal risk of loss due to fair value. During 2015 and 2014, the average rates of the repurchase agreements were 0.15% and 0.12%, respectively. Unused lines of credit with nonaffiliated banks, excluding FHLB, totaled $21.5 million and $20.3 million as of December 31, 2015 and 2014, respectively. Draws upon these lines have time limits varying from two to four consecutive weeks. The banks providing these lines can change the interest rates on these lines daily. The lines renew annually and are tested periodically each year.

Note 14. Debt

As of December 31, 2015 and December 31, 2014, the Bank had $40 million and $35 million of outstanding FHLB debt, respectively, consisting of seven and six advances, respectively. A $5 million advance with a LIBOR-based floating rate, which matured in May 2015, was replaced with a $5 million fixed rate advance, which matured in February 2016. In June 2015, a $5 million fixed rate advance was replaced with a $5 million LIBOR-based floating rate advance maturing in September 2016, and a $5 million fixed rate advance was repaid. An advance matured on October 20, 2015 and was replaced with a $5 million, 0.52% fixed rate credit advance maturing on October 20, 2016. In December 2015, two new $5 million fixed rate advances which mature in 2017 were drawn. The advance that matured on February 22, 2016 was paid off.

The seven advances are shown in the following table.

			Current	Maturity
Description	Balance	Originated	Interest Rate	Date
Adjustable Rate Hybrid	$10,000,000	4/12/2013	2.70060%	4/13/2020
Fixed Rate Credit	5,000,000	10/20/2014	0.47000%	4/20/2016
Fixed Rate Credit	5,000,000	5/20/2015	0.37000%	2/22/2016
Adjustable Rate Credit	5,000,000	6/18/2015	0.55250%	9/19/2016
Fixed Rate Credit	5,000,000	10/20/2015	0.52000%	10/20/2016
Fixed Rate Credit	5,000,000	12/21/2015	0.99000%	6/15/2017
Fixed Rate Credit	5,000,000	12/22/2015	1.08000%	9/15/2017

	$40,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of December 31, 2015, was $40.5 million against a total line of credit of $84.5 million.

As of December 31, 2015 and December 31, 2014, the Company had $40.0 million and $35.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.17% and 0.96%, respectively.

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

(Dollars in thousands)	Balance as of
December 31, 2015
6.5% Subordinated Debt	$7,000
Less: Issuance costs	(156)

$6,844

Note 15. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. The Commonwealth of Virginia does not charge an income tax for regulated banking institutions.

The (benefit) expense for income taxes consisted of the following (in thousands):

Year ended December 31,	2015	2014
Current	$303	$499
Deferred	(490)	58

	$(187)	$557

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2015	2014
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	-116.9%	-8.3%
Bank owned life insurance	-46.8%	-3.1%
Other, net	25.5%	0.7%

	-104.2%	23.3%

The components of the net deferred tax assets and liabilities included in other liabilities are as follows (in thousands):

December 31,	2015	2014
Deferred tax assets
Allowance for loan losses	$985	$661
Interest on non-accrual loans	89	47
Other real estate	419	397
Pension plan	233	222
Postretirement benefits	227	262
Deferred compensation	162	141
Stock-based compensation	31	25
Other	20	11

Total deferred tax assets	2,166	1,766

Deferred tax liabilities
Unrealized gains on available-for-sale securities	(55)	(23)
Depreciation	(171)	(218)
Amortization of goodwill	(955)	(928)
Net deferred loan fees and costs	(110)	(134)
Other	(64)	(67)

Total deferred tax (liabilities)	(1,355)	(1,370)

Net deferred tax assets	$811	$396

Note 16. Regulatory Requirements and Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank during 2015 to maintain minimum amounts and ratios (set forth in the table below) of total common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2015 and 2014, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2015, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized on such date, an institution must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In July 2013, the Federal Reserve issued final rules that made technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer will be phased in over a four year period beginning January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2015 and December 31, 2014, are presented in the following tables:

					Minimum
					To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$49,305	15.54%	$25,380	8.00%	N/A	N/A
Bank of Lancaster	42,923	13.64%	25,176	8.00%	$31,471	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,492	12.13%	19,035	6.00%	N/A	N/A
Bank of Lancaster	38,986	12.39%	18,882	6.00%	$25,176	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,492	12.13%	14,276	4.50%	N/A	N/A
Bank of Lancaster	38,986	12.39%	14,162	4.50%	$20,456	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	38,492	8.84%	17,420	4.00%	N/A	N/A
Bank of Lancaster	38,986	9.11%	17,125	4.00%	$21,406	5.0%

					Minimum
					To Be Well
					Capitalized Under
			Minimum		Prompt Corrective
	Actual		Capital Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$41,445	15.02%	$22,074	8.00%	N/A	N/A
Bank of Lancaster	36,446	13.30%	21,927	8.00%	$27,409	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,240	13.86%	11,037	4.00%	N/A	N/A
Bank of Lancaster	33,241	12.13%	10,964	4.00%	$16,445	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	38,240	10.36%	14,770	4.00%	N/A	N/A
Bank of Lancaster	33,241	9.07%	14,664	4.00%	$18,329	5.0%

Bank Dividends

One source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval from the Bank’s regulators.

Note 17. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated proportionately based on the covered compensation of each participant compared to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 122,522 allocated shares as of December 31, 2015. Contributions to the plan were $50 thousand and $3 thousand in 2015 and 2014, respectively. There were no dividends on the Company’s stock held by the ESOP in 2015 and 2014. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 18. Stock-Based Compensation Plans

On June 28, 2013, the Company registered a new stock-based compensation plan with the Securities and Exchange Commission, which suspended all other plans. There are 349,500 shares available for grant under this plan at December 31, 2015. Unissued shares are generally used for exercises of stock options and restricted stock grants.

Stock-based compensation expense related to stock awards during 2015 and 2014 was $63 thousand and $20 thousand, respectively. There was no unrecognized compensation expense related to stock options as of December 31, 2015. A total of 28,500 options and 7,000 options were granted and vested during 2015 and 2014, respectively. Compensation expense for stock options is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. The expected volatility is based on historical volatility of the Company’s stock price. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The fair value of options granted during 2015 was $2.17 and $2.28. The fair value of options granted during 2014 was $2.75.

The variables used in these calculations of the fair value of the options are as follows:

	For the twelve months ended December 31,
	2015	2014
Risk free interest rate (5 year Treasury)	1.52% - 1.68%	1.74%
Expected dividend yield	0%	0%
Expected term (years)	5	5
Expected volatility	40.6% - 47.1%	51.4%

Stock option plan activity for 2015 and 2014 is summarized below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value (1)
Options outstanding, January 1, 2014	191,002	$7.35	6.8
Granted	7,000	5.99
Forfeited	(344)	5.90
Exercised	—	—
Expired	(7,239)	14.65

Options outstanding, December 31, 2014	190,419	7.02	6.2	$32,718

Granted	28,500	5.65
Forfeited	—	—
Exercised	—	—
Expired	(7,734)	14.43

Options outstanding, December 31, 2015	211,185	$6.57	6.0	$81,248

Options exercisable, December 31, 2015	211,185	$6.57	6.0	$81,248

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2015 and 2014. This amount changes based on changes in the market value of the Company’s common stock.

Note 19. Earnings per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	December 31, 2015		December 31, 2014
	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,791,722	$0.08	4,818,377	$0.38
Effect of dilutive securities:
Stock options	13,596		11,204

Diluted earnings per share	4,805,318	$0.08	4,829,581	$0.38

For the years ended 2015 and 2014, options on 89,473 and 68,707 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 20. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $2.6 million and $2.9 million at December 31, 2015 and 2014, respectively. All such loans, in the opinion of management, were made in the normal course of business on the same terms, including interest rate, collectability and collateral, as those prevailing at the time for comparable transactions.

(Dollars in thousands
Balance, January 1, 2015	$2,874
New loans and extensions to existing loans	268
Repayments and other reductions	(572)

Balance, December 31, 2015	$2,570

Unfunded commitments to extend credit to related parties were $1.6 million and $1.5 million at December 31, 2015 and 2014, respectively.

The Company maintains deposit accounts with some related parties. The aggregate amount of these deposit accounts at December 31, 2015 and 2014 amounted to $499 thousand and $374 thousand, respectively.

On May 28, 2015, the Company issued $7.0 million of 6.50% subordinated debt (refer to Note 14). Related parties bought principal note amounts of $285 thousand. As of December 31, 2015, the Company owed these related parties $291 thousand in principal and accrued interest with regard to the subordinated debt.

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $6.00 per loan as of December 31, 2015 and $5.75 per loan as of December 31, 2014. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 163% and 184% as of December 31, 2015 and December 31, 2014, respectively. A discount rate of 11.0% was then applied to each pool as of December 31, 2015 and 10.0% as of December 31, 2014. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

(Dollars in thousands)		Fair Value Measurements at December 31, 2015 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$3,945	$—	$—	$3,945
U. S. Government agencies	21,288	1,216	20,072	—
State and municipal obligations	28,857	—	28,857	—
Certificates of deposit	5,735	—	5,487	248

Total securities available-for-sale:	$59,825	$1,216	$54,416	$4,193

Mortgage servicing rights	$658	$—	$—	$658
Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,119	1,119	—	—
Mutual funds - equity	1,684	1,684	—	—

Total defined benefit plan assets	$2,806	$2,806	$—	$—

		Fair Value Measurements at December 31, 2014 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
U. S. Government agencies	$16,965	$845	$16,120	$—
State and municipal obligations	23,401	—	23,401	—
Certificates of deposit	2,238	—	2,238	—

Total securities available-for-sale:	$42,604	$845	$41,759	$—

Mortgage servicing rights	$596	$—	$—	$596

Defined benefit plan assets:
Cash and cash equivalents	$4	$4	$—	$—
Mutual funds - fixed income	1,139	1,139	—	—
Mutual funds - equity	1,754	1,754	—	—

Total defined benefit plan assets	$2,897	$2,897	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

		Corporate	Certificates of
(Dollars in thousands)	MSRs	Bonds	Deposit
Balance, January 1, 2015	$596	$—	$—
Purchases	—	3,950	248
Impairments	—	—	—
Fair value adjustments	62	(5)	—
Sales	—	—	—

Balance, December 31, 2015	$658	$3,945	$248

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Balance as of
Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired Loans, net	$3,868	$—	$—	$3,868
Other real estate owned, net	1,870	—	—	1,870

		Fair Value Measurements at December 31, 2014 Using
	Balance as of
Description	December 31, 2014	Level 1	Level 2	Level 3
Impaired Loans, net	$1,958	$—	$—	$1,958
Other real estate owned, net	2,791	—	—	2,791

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2015:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	December 31, 2015	Technique	Input	Average)
Impaired Loans, net	$3,868	Discounted appraised value	Selling Cost	10% - 25% (13%)
			Lack of Marketability	50% - 60% (51%)
Other real estate owned, net	1,870	Discounted appraised value	Selling Cost	3% - 13% (4%)
			Lack of Marketability	10% - 20% (12%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2014:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	December 31, 2014	Technique	Input	Average)
Impaired Loans, net	$1,958	Discounted appraised value	Selling Cost	10% - 20% (10%)
			Lack of Marketability	25% - 75% (53%)
Other real estate owned, net	2,791	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	7% - 20% (11%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2015	December 31, 2015	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,969	$4,969	$4,969	$—	$—
Interest-bearing deposits	15,330	15,330	15,330	—	—
Federal funds sold	271	271	271	—	—
Securities available-for-sale	59,825	59,825	1,216	54,416	4,193
Restricted securities	2,731	2,731	—	—	2,731
Loans, net	343,323	347,500	—	—	347,500
Loans held for sale	270	270	—	—	270
Accrued interest receivable	1,318	1,318	—	1,318	—
Mortgage servicing rights	658	658	—	—	658
Financial Liabilities:
Non-interest-bearing liabilities	$65,842	$65,842	$65,842	$—	$—
Savings and other interest-bearing deposits	166,628	166,628	—	166,628	—
Time deposits	127,388	127,433	—	—	127,433
Securities sold under repurchase agreements	7,161	7,161	—	7,161	—
FHLB advances	40,000	40,855	—	40,855	—
Subordinated debt	6,844	7,000	—	—	7,000
Accrued interest payable	318	318	—	318	—

			Fair Value Measurements at December 31, 2014 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2014	December 31, 2014	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,181	$6,181	$6,181	$—	$—
Interest-bearing deposits	14,784	14,784	14,784	—	—
Federal funds sold	119	119	119	—	—
Securities available-for-sale	42,604	42,604	845	41,759	—
Restricted securities	2,430	2,430	—	—	2,430
Loans, net	295,242	300,481	—	—	300,481
Accrued interest receivable	1,197	1,197	—	1,197	—
Mortgage servicing rights	596	596	—	—	596
Financial Liabilities:
Non-interest-bearing liabilities	$63,308	$63,308	$63,308	$—	$—
Savings and other interest-bearing deposits	122,502	122,502	—	122,502	—
Time deposits	121,775	122,662	—	—	122,662
Securities sold under repurchase agreements	6,012	6,012	—	6,012	—
FHLB advances	35,000	35,951	—	35,951	—
Accrued interest payable	149	149	—	149	—

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

The fair value of the Company’s subordinated debt is estimated by utilizing observable market prices for comparable securities. Qualitative factors like asset quality, market factors and liquidity are also considered.

The fair value of the FHLB advances is estimated by discounting the future cash flows using the current interest rates offered for similar advances and remaining maturities.

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At December 31, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 22. Leases

The Company has long-term leases for three retail branches and office equipment. Lease expense for 2015 and 2014 was $168 thousand and $103 thousand, respectively. Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under the long-term non-cancelable lease agreements (in thousands).

2016	$163
2017	115
2018	83
2019	28
2020	—
Thereafter	—

$389

Note 23. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

(Dollars in thousands)
	December 31, 2015	December 31, 2014
Condensed Balance Sheets
Assets
Cash and due from non-affiliated banks	$149	$2,445
Interest-bearing deposits	1,902	—
Securities available-for-sale, at fair value	2,480	—
Investments in subsidiaries	41,591	35,625
Other assets	1,920	1,732

Total assets	$48,042	$39,802

Liabilities and Shareholders’ Equity
Liabilities
Subordinated debt	$6,844	$—
Deferred directors’ compensation	477	414
Other liabilities	1,152	150

Total liabilities	8,473	564

Total shareholders’ equity	39,569	39,238

Total liabilities and shareholders’ equity	$48,042	$39,802

(Dollars in thousands)
	Years ended December 31,
	2015	2014
Condensed Income Statements
Interest income	$6	$—
Interest expense	279	—

Net interest expense	(273)	—
Non-interest income	629	641
Non-interest expense	839	622

(Loss) income before income taxes and equity in undistributed earnings of subsidiaries	(483)	19
Income tax (benefit) expense	(28)	5

Income (loss) before equity in undistributed earnings of subsidiaries	(455)	14

Equity in undistributed earnings of subsidiaries	821	1,816

Net income	$366	$1,830

(Dollars in thousands)
	Years ended December 31,
	2015	2014
Condensed Statements of Cash Flows
Cash Flows from Operating Activities:
Net income	$366	$1,830
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	10	—
Stock-based compensation	63	20
Equity in undistributed earnings of subsidiaries	(821)	(1,816)
Increase in other assets	(187)	(467)
Net change in deferred directors’ compensation	63	77
Increase in other liabilities	1	17

Net cash used in operating activities	(505)	(339)

Cash Flows from Investing Activities:
Purchase of securities available-for-sale	(2,480)	—
Investment in subsidiaries	(4,000)	(1,100)

Net cash used in investing activities	(6,480)	(1,100)

Cash Flows from Financing Activities:
Proceeds from the issuance of subordinated debt	6,834	—
Repurchase of common stock	(243)	—

Net cash provided by financing activities	6,591	—

Net decrease in cash and due from banks	(394)	(1,439)
Cash and cash equivalents at January 1	2,445	3,884

Cash and cash equivalents at December 31	$2,051	$2,445

As of December 31, 2015, the Company had accrued a capital contribution to the Bank of $1.0 million. This accrual was settled on January 4, 2016.

Note 24. Accumulated Other Comprehensive Income

The balances in accumulated other comprehensive income (loss) are shown in the following table (dollars in thousands):

	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2014	$(791)	$(382)	$(1,173)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $422	820	—	820
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $9	16	—	16
Net loss on pension and postretirement plans, net of tax benefit of $301	—	(584)	(584)

Balance December 31, 2014	45	(966)	(921)

Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $46	90	—	90
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $14	(28)	—	(28)
Net gain on pension and postretirement plans, net of tax expense of $42	—	83	83

Balance at December 31, 2015	$107	$(883)	$(776)

Reclassification for previously unrealized gains and impairments on securities and pension and postemployment related costs are reported in the consolidated statements of income as follows:

	Accumulated Other Comprehensive Income (Loss)
	Reclassification for the Year Ended
	December 31, 2015
	Holding gains (losses)	Pension and
(Dollars in thousands)	on securities	postemployment costs
Net gains on sale of securities available-for-securities	$42	$—
Salaries and employee benefits	—	(76)
Tax (expense) benefit	(14)	29

Impact on net income	$28	$(47)

	Accumulated Other Comprehensive Income (Loss)
	Reclassification for the Year Ended
	December 31, 2014
	Holding gains (losses)	Pension and
(Dollars in thousands)	on securities	postemployment costs
Net losses on sale of securities available-for-securities	$(25)	$—
Salaries and employee benefits	—	(37)
Tax (expense) benefit	9	13

Impact on net income	$(16)	$(24)

Note 25. Subsequent Event

On February 23, 2016, one of the Bank’s commercial borrowers pleaded guilty in a federal court to “Willful Failure to Collect or Pay Over Employment Tax” and admitted to regularly and deliberately creating false financial statements for submission to financial institutions in order to encourage banks to lend new funds to his companies, or to enable the renewal of existing loans. The Bank had five loans to this borrower totaling $2.2 million, all of which have been placed on nonaccrual status, classified as substandard and evaluated for impairment as of December 31, 2015. On March 16 and 17, 2016, the Bank foreclosed on related properties used as collateral for certain of the loans. An additional $691 thousand of impairment reserves have been added to the allowance for loan losses effective December 31, 2015.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of December 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations, a.k.a. COSO (2013). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All required information is detailed in the Company’s 2016 definitive proxy statement for the annual meeting of shareholders (“Definitive Proxy Statement”), which is expected to be filed with the SEC within the required time period, and is incorporated herein by reference.

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

The following table summarizes information, as of December 31, 2015, relating to the Company’s stock-based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

Number of Shares
To be Issued
Upon Exercise
	Of Outstanding		Weighted-Average	Number of Shares
	Options,		Exercise Price of	Remaining Available
	Warrants and		Outstanding Options,	fur Future Issuance Under
At December 31, 2015	Rights (1)		Warrants and Rights	Equity Compensation Plan
Equity compensation plans approved by shareholders	211,185	(1)	$6.57	349,500
Equity compensation plans not approved by shareholders	—		—	—

Total	211,185		$6.57	349,500

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock-based compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions, and director independence, are detailed in the Definitive Proxy Statement and incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Information on principal accounting fees and services is provided in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 8-K filed on March 28, 2014).

No.	Description

4.1	Form of 6.50% Subordinated Note (Incorporated by reference to previously filed Form 8-K filed on June 2, 2015).

10.1	Employment Agreement dated October 6, 2011, among Bay Banks of Virginia, Inc., Bank of Lancaster and Randal R. Greene (Incorporated by reference to previously filed Form 8-K filed on October 10, 2011).

10.2	Management Continuity Agreement, dated as of January 10, 2014, by and between Bay Banks of Virginia, Inc. and Deborah M. Evans (Incorporated by reference to previously filed Form 8-K filed on January 15, 2014).

10.3	Management Continuity Agreement, dated as of January 10, 2014, by and between Bay Banks of Virginia, Inc. and Douglas F. Jenkins, Jr. (Incorporated by reference to previously filed Form 8-K filed on January 15, 2014).

10.4	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 1999).

10.5	2003 Incentive Stock Option Plan (Incorporated by reference to previously filed Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

10.6	2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to previously filed Form S-8, Commission File Number 333-155370, previously filed on November 14, 2008).

10.7	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to previously filed Form S-8, Commission File Number 333-189688, previously filed on June 28, 2013).

10.8	Form of Subordinated Note Purchase Agreement, dated May 28, 2015, by and among Bay Banks of Virginia, Inc. and several lenders (Incorporated by reference to previously filed Form 8-K filed on June 2, 2015).

11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 19 of the 2015 Consolidated Financial Statements included herein).

14.0	Code of Ethics (filed herewith).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith).

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2016.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 28th day of March, 2016.

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