Form 10-Q
period 2016-03-31
BAY BANKS OF VIRGINIA INC
filed 2016-05-13
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

4,774,856 shares of common stock on May 6, 2016

FORM 10-Q

For the interim period ending March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015 (1)
(Dollars in thousands)
ASSETS
Cash and due from banks	$4,649	$4,969
Interest-bearing deposits	6,019	15,330
Certificates of deposit	5,456	5,735
Federal funds sold	330	271
Securities available-for-sale, at fair value	52,152	54,090
Restricted securities	2,574	2,731
Loans receivable, net of allowance for loan losses of $4,107 and $4,223	345,635	343,323
Loans held for sale	945	270
Premises and equipment, net	11,480	11,646
Accrued interest receivable	1,284	1,318
Other real estate owned, net	2,760	1,870
Bank owned life insurance	7,658	7,595
Goodwill	2,808	2,808
Mortgage servicing rights	648	658
Other assets	3,439	3,682

Total assets	$447,837	$456,296

LIABILITIES
Noninterest-bearing deposits	$65,879	$65,842
Savings and interest-bearing demand deposits	162,128	166,628
Time deposits	128,606	127,388

Total deposits	356,613	359,858

Securities sold under repurchase agreements	6,012	7,161
Federal Home Loan Bank advances	35,000	40,000
Subordinated debt, net of issuance costs	6,848	6,844
Other liabilities	2,924	2,864

Total liabilities	407,397	416,727

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,774,856 and 4,774,856 shares, respectively)	23,874	23,874
Additional paid-in capital	2,828	2,812
Retained earnings	14,183	13,659
Accumulated other comprehensive loss, net	(445)	(776)

Total shareholders’ equity	40,440	39,569

Total liabilities and shareholders’ equity	$447,837	$456,296

(1)	Derived from Audited December 31, 2015 Financial Statements.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended
(Dollars in thousands except per share amounts)	March 31, 2016	March 31, 2015

INTEREST INCOME
Loans, including fees	$3,974	$3,675
Securities:
Taxable	207	126
Tax-exempt	136	88
Interest-bearing deposit accounts	15	8
Certificates of deposit	22	8

Total interest income	4,354	3,905

INTEREST EXPENSE
Deposits	645	516
Securities sold under repurchase agreements	2	2
Subordinated debt	118	—
FHLB advances	125	85

Total interest expense	890	603

Net interest income	3,464	3,302

(Recovery of) provision for loan losses	(35)	65

Net interest income after provision for loan losses	3,499	3,237

NON-INTEREST INCOME
Income from fiduciary activities	207	221
Service charges and fees on deposit accounts	227	223
VISA-related fees	46	47
Non-deposit product income	106	130
Other service charges and fees	148	131
Secondary market lending income	77	98
Increase in cash surrender value of life insurance	63	63
Net gains (losses) on sale of securities available for sale	6	(4)
Other real estate losses	(35)	(39)
Other income	13	15

Total non-interest income	858	885

NON-INTEREST EXPENSES
Salaries and employee benefits	2,055	2,048
Occupancy expense	448	435
Software maintenance	161	145
Bank franchise tax	60	48
VISA expense	39	31
Telephone expense	31	33
FDIC assessments	81	65
Foreclosure property expense	12	10
Consulting expense	55	75
Other expense	738	755

Total non-interest expenses	3,680	3,645

Net income before income taxes	677	477

Income tax expense	153	96

Net income	$524	$381

Basic Earnings Per Share
Average basic shares outstanding	4,774,856	4,809,856
Earnings per share, basic	$0.11	$0.08

Diluted Earnings Per Share
Average diluted shares outstanding	4,791,139	4,821,139
Earnings per share, diluted	$0.11	$0.08

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Net income	$524	$381
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	508	301
Deferred tax expense	(173)	(103)
Reclassification of net securities (gains) losses recognized in net income	(6)	4
Deferred tax expense (benefit)	2	(1)

Unrealized gains adjustment, net of tax	331	201

Defined benefit pension plan:
Net periodic pension cost	3	1
Net pension loss	(3)	(1)
Deferred tax benefit	—	—

Defined benefit pension plan adjustment, net of tax	—	—

Post retirement benefit plan:
Net periodic cost	13	13
Net loss	(13)	(13)
Deferred tax benefit	—	—

Post retirement benefit plan adjustment, net of tax	—	—

Total other comprehensive income	331	201

Comprehensive income	$855	$582

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Three Months ended March 31, 2016
Balance at beginning of period	4,774,856	$23,874	$2,812	$13,659	$(776)	$39,569
Net income	—	—	—	524	—	524
Other comprehensive income	—	—	—	—	331	331
Stock-based compensation expense	—	—	16	—	—	16

Balance at end of period	4,774,856	$23,874	$2,828	$14,183	$(445)	$40,440

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Cash Flows From Operating Activities
Net income	$524	$381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	265	232
Net amortization and accretion of securities	107	88
Amortization of subordinated debt issuance costs	4	—
(Recovery of) provision for loan losses	(35)	65
Stock compensation expense	16	17
Deferred tax benefit	(6)	(7)
(Gain) loss on securities available-for-sale	(6)	4
Increase in OREO valuation allowance	—	33
Loss on sale of other real estate	35	6
Mortgage servicing rights	10	14
Loan originations for sale	(2,727)	(2,579)
Loan sales	2,086	2,481
Gain on sold loans	(34)	(69)
Increase in cash surrender value of life insurance	(63)	(63)
Decrease in accrued income and other assets	112	81
Increase in other liabilities	60	12

Net cash provided by operating activities	348	696

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	842	1,032
Proceeds from sales and calls of available-for-sale securities	2,702	614
Maturities of certificates of deposit	248	—
Purchases of available-for-sale securities	(1,175)	(1,540)
Sales (purchases) of restricted securities	157	(53)
Increase in federal funds sold	(59)	(271)
Loan (originations) and principal collections, net	(3,429)	(5,698)
Proceeds from sale of other real estate	228	—
Purchases of premises and equipment	(99)	(211)

Net cash used in investing activities	(585)	(6,127)

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(4,463)	2,624
Net increase (decrease) in time deposits	1,218	(1,361)
Repurchase of common stock	—	(81)
Net (decrease) increase in securities sold under repurchase agreements	(1,149)	1,224
Decrease in Federal Home Loan Bank advances	(5,000)	—

Net cash (used in) provided by financing activities	(9,394)	2,406

Net decrease in cash and due from banks	(9,631)	(3,025)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	20,299	20,965

Cash and cash equivalents (including interest-earning deposits) at end of period	$10,668	$17,940

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$987	$599

Income taxes	$—	140

Non-cash investing and financing:
Unrealized gain on investment securities	502	304

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	1,352	129

Loans originated to facilitate sale of OREO	117	118

Changes in deferred taxes resulting from OCI transactions	171	103

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:	General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of the Bank of Lancaster (the “Bank”), 100% of Bay Trust Company, Inc. (the “Trust Company”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, the Trust Company, Steptoes Holdings and Bay Banks of Virginia, Inc.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to the general practices within the banking industry. In management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or for any other interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share or shareholders’ equity as previously reported.

Note 2:	Significant Accounting Policies

Certificates of Deposit

Prior to January 1, 2016, the Company included its investments in certificates of deposit on the consolidated balance sheets in securities available-for sale, at fair value. Effective January 1, 2016, the Company is presenting certificates of deposit separately on the consolidated balance sheets and removing them from the available-for-sale category. As of December 31, 2015, the unrealized gain related to the certificates of deposit included in securities available-for-sale was $31 thousand and the tax effected unrealized gain included in accumulated other comprehensive income was $20 thousand. The unrealized gain and related impact were reversed the first quarter of 2016.

Loans

The Company grants mortgage loans on real estate, commercial and industrial loans and consumer and other loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans on real estate. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market areas.

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

Management employs a risk rating system to evaluate and consistently categorize loan portfolio credit risk. Loans assigned risk rating grades include all commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which are impaired, loans to real estate developers and contractors, consumer loans greater than $250 thousand with chronic delinquency, and troubled debt restructures (“TDRs”). The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades are evaluated as new information becomes available for each borrowing relationship or at least quarterly. All other loans not specifically assigned a risk rating grade are monitored as a discrete pool of loans generally based on delinquency status. Risk rating categories are as follows:

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 4:	Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
Available-for-sale securities March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$4,445	$2	$(8)	$4,439
U.S. Government agencies	20,739	167	(28)	20,878
State and municipal obligations	26,275	569	(9)	26,835

	$51,459	$738	$(45)	$52,152

Available-for-sale securities December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$3,950	$—	$(5)	$3,945
U.S. Government agencies	21,375	69	(156)	21,288
State and municipal obligations	28,599	313	(55)	28,857

	$53,924	$382	$(216)	$54,090

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended March 31,
(Dollars in thousands)	2016	2015
Gross realized gains	$15	$—
Gross realized losses	(9)	(4)

Net realized gains (losses)	$6	$(4)

Aggregate proceeds	$2,702	$614

Average yields (taxable equivalent) on securities were 3.03% and 2.46% for the three months ended March 31, 2016 and 2015, respectively.

Securities with a market value of $8.8 million and $8.6 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $6.0 million and $7.2 million as of March 31, 2016 and December 31, 2015, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at March 31, 2016 and December 31, 2015, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at March 31, 2016 included eight federal agencies, one corporate bond and five municipals. Bonds with unrealized loss positions at December 31, 2015 included 24 federal agencies, one corporate bond and 17 municipals. The tables are shown below.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$493	$(8)	$—	$—	$493	$(8)
U.S. Government agencies	1,511	(7)	2,344	(21)	3,855	(28)
States and municipal obligations	1,070	(7)	623	(2)	1,693	(9)

Total temporarily impaired securities	$3,074	$(22)	$2,967	$(23)	$6,041	$(45)

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$495	$(5)	$—	$—	$495	$(5)
U.S. Government agencies	13,871	(141)	1,619	(15)	15,490	(156)
States and municipal obligations	2,566	(17)	3,281	(38)	5,847	(55)

Total temporarily impaired securities	$16,932	$(163)	$4,900	$(53)	$21,832	$(216)

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million and $2.0 million at March 31, 2016 and December 31, 2015, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $505 thousand at both March 31, 2016 and December 31, 2015. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 5:	Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Mortgage loans on real estate:
Construction, Land and Land Development	$38,954	$42,129
Farmland	1,005	1,030
Commercial Mortgages (Non-Owner Occupied)	30,118	29,086
Commercial Mortgages (Owner Occupied)	47,225	43,956
Residential First Mortgages	167,478	164,405
Residential Revolving and Junior Mortgages	26,592	26,497
Commercial and Industrial loans	32,990	35,104
Consumer Loans	5,037	5,015

Total loans	349,399	347,222
Net unamortized deferred loan costs	343	324
Allowance for loan losses	(4,107)	(4,223)

Loans, net	$345,635	$343,323

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

(Dollars in thousands)	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Loans Past Due and Nonaccruals
March 31, 2016
Construction, Land and Land Development	$63	$—	$646	$709	$38,245	$38,954
Farmland	—	—	—	—	1,005	1,005
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	30,118	30,118
Commercial Mortgages (Owner Occupied)	393	—	1,638	2,031	45,194	47,225
Residential First Mortgages	1,905	—	2,461	4,366	163,112	167,478
Residential Revolving and Junior Mortgages	55	—	76	131	26,461	26,592
Commercial and Industrial	—	—	278	278	32,712	32,990
Consumer Loans	101	—	24	125	4,912	5,037

Total	$2,517	$—	$5,123	$7,640	$341,759	$349,399

Loans Past Due and Nonaccruals December 31, 2015	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans

Construction, Land and Land Development	$93	$—	$672	$765	$41,364	$42,129
Farmland	—	—	—	—	1,030	1,030
Commercial Mortgages (Non-Owner Occupied)	264	—	—	264	28,822	29,086
Commercial Mortgages (Owner Occupied)	133	—	2,350	2,483	41,473	43,956
Residential First Mortgages	1,304	—	2,841	4,145	160,260	164,405
Residential Revolving and Junior Mortgages	70	—	277	347	26,150	26,497
Commercial and Industrial	10	—	285	295	34,809	35,104
Consumer Loans	32	11	8	51	4,964	5,015

Total	$1,906	$11	$6,433	$8,350	$338,872	$347,222

Note 6:	Allowance for Loan Losses

Loans Evaluated for Impairment

Loan receivables evaluated for impairment individually and collectively by segment as of March 31, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
As of March 31, 2016
Individually evaluated for impairment	$13,063	$275	$—	$13,338
Collectively evaluated for impairment	298,309	32,715	5,037	336,061

Total Gross Loans	$311,372	$32,990	$5,037	$349,399

As of December 31, 2015	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$10,542	$284	$—	$10,826
Collectively evaluated for impairment	296,561	34,820	5,015	336,396

Total Gross Loans	$307,103	$35,104	$5,015	$347,222

Allowance for Loan Losses

The allowance for loan losses disaggregated based on loan receivables evaluated for impairment individually and collectively by segment as of March 31, 2016 and December 31, 2015 are as follows:

(Dollars in thousands) As of March 31, 2016	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$1,082	$275	$—	$1,357
Collectively evaluated for impairment	2,328	304	118	2,750

Total allowance for loan losses	$3,410	$579	$118	$4,107

As of December 31, 2015	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$1,256	$278	$—	$1,534
Collectively evaluated for impairment	2,246	321	122	2,689

Total allowance for loan losses	$3,502	$599	$122	$4,223

A disaggregation and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended
March 31, 2016
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,502	$599	$122	$4,223
(Charge-offs)	(83)	—	(11)	(94)
Recoveries	6	5	2	13
(Recovery) provision	(15)	(25)	5	(35)

Ending Balance	$3,410	$579	$118	$4,107

For the Three Months Ended	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
March 31, 2015
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,778	$323	$104	$3,205
(Charge-offs)	(1)	—	(32)	(33)
Recoveries	5	—	5	10
Provision	(19)	(8)	92	65

Ending Balance	$2,763	$315	$169	$3,247

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

(Dollars in thousands) As of March 31, 2016	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$31,601	$1,005	$25,331	$33,824	$29,844	$121,605
Watch	5,307	—	4,539	8,155	2,638	20,639
Special mention	—	—	—	2,696	146	2,842
Substandard	2,046	—	248	2,550	362	5,206
Doubtful	—	—	—	—	—	—

Total	$38,954	$1,005	$30,118	$47,225	$32,990	$150,292

As of December 31, 2015	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$34,692	$1,030	$24,258	$33,023	$29,383	$122,386
Watch	5,337	—	4,564	4,968	5,202	20,071
Special mention	1,119	—	—	2,687	148	3,954
Substandard	981	—	264	3,278	371	4,894
Doubtful	—	—	—	—	—	—

Total	$42,129	$1,030	$29,086	$43,956	$35,104	$151,305

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

(Dollars in thousands)	Residential First Mortgages (1)	Residential Revolving and Junior Mortgages (2)	Consumer Loans (3)	Total
As of March 31, 2016
PAYMENT ACTIVITY STATUS
Performing	$165,017	$26,516	$5,013	$196,546
Nonperforming	2,461	76	24	2,561

Total	$167,478	$26,592	$5,037	$199,107

As of December 31, 2015 PAYMENT ACTIVITY STATUS	Residential First Mortgages (4)	Residential Revolving and Junior Mortgages (5)	Consumer Loans (6)	Total

Performing	$161,564	$26,220	$4,996	$192,780
Nonperforming	2,841	277	19	3,137

Total	$164,405	$26,497	$5,015	$195,917

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $4.0 million as of March 31, 2016.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $1.1 million as of March 31, 2016.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard were $24 thousand as of March 31, 2016.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.9 million as of December 31, 2015.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $372 thousand as of December 31, 2015.
(6)	No consumer Loans which have been assigned a risk rating grade of Substandard as of December 31, 2015.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of March 31, 2016 and December 31, 2015, along with the average recorded investment and interest income recognized for the three months ended March 31, 2016 and 2015, respectively.

(Dollars in thousands)	As of March 31, 2016			As of December 31, 2015
IMPAIRED LOANS		Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
With no related allowance:	Recorded Investment
Construction, land and land development	$1,536	$1,542	$—	$445	$451	$—
Residential First Mortgages	3,525	3,573	—	3,130	3,166	—
Residential Revolving and Junior Mortgages (1)	886	887	—	233	233	—
Commercial Mortgages (Non-owner occupied)	248	248	—	264	264	—
Commercial Mortgages (Owner occupied)	1,398	1,435	—	1,352	1,390	—
Commercial and Industrial	—	—	—	—	—	—

	7,593	7,685	—	5,424	5,504	—

With an allowance recorded:
Construction, land and land development	257	289	115	262	290	120
Residential First Mortgages	2,903	2,907	192	2,507	2,507	308
Residential Revolving and Junior Mortgages (1)	360	360	157	258	259	150
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,950	2,212	618	2,091	2,348	678
Commercial and Industrial	275	277	275	284	285	278

	5,745	6,045	1,357	5,402	5,689	1,534

Total Impaired Loans:
Construction, land and land development	1,793	1,831	115	707	741	120
Residential First Mortgages	6,428	6,480	192	5,637	5,673	308
Residential Revolving and Junior Mortgages (1)	1,246	1,247	157	491	492	150
Commercial Mortgages (Non-owner occupied)	248	248	—	264	264	—
Commercial Mortgages (Owner occupied)	3,348	3,647	618	3,443	3,738	678
Commercial and Industrial	275	277	275	284	285	278

	$13,338	$13,730	$1,357	$10,826	$11,193	$1,534

(1)	Junior mortgages include equity lines.

	For the three months ended March 31, 2016		For the three months ended March 31, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$991	$14	$450	$—
Residential First Mortgages	2,783	26	1,566	18
Residential Revolving and Junior Mortgages (1)	468	9	50	1
Commercial Mortgages (Non-owner occupied)	256	4	264	4
Commercial Mortgages (Owner occupied)	1,090	17	1,430	8
Commercial and Industrial	—	—	62	—
Consumer (2)	—	—	5	—

	5,588	70	3,827	31

With an allowance recorded:
Construction, land and land development	260	1	275	1
Residential First Mortgages	2,905	21	2,169	26
Residential Revolving and Junior Mortgages (1)	309	4	173	2
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	2,208	14	449	4
Commercial and Industrial	280	1	—	—
Consumer (2)	—	—	11	—

	5,962	41	3,077	33

Total
Construction, land and land development	1,251	15	725	1
Residential First Mortgages	5,688	47	3,735	44
Residential Revolving and Junior Mortgages (1)	777	13	223	3
Commercial Mortgages (Non-owner occupied)	256	4	264	4
Commercial Mortgages (Owner occupied)	3,298	31	1,879	12
Commercial and Industrial	280	1	62	—
Consumer (2)	—	—	16	—

	$11,550	$111	$6,904	$64

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At March 31, 2016 and December 31, 2015, non-accruing loans excluded from impaired loan disclosure totaled $72 thousand and $95 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $2 thousand and $9 thousand during the three months ended March 31, 2016 and 2015, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the three months ended March 31, 2016 and 2015.

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
TROUBLED DEBT RESTRUCTURINGS
Commercial and industrial (1)	—	$—	$—	1	$124	$124

(1)	Modifications were an extension of loan terms.

(Dollars in thousands)	For the three months ended March 31, 2016		For the three months ended March 31, 2015
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	1	$124

Other Real Estate Owned

The table below details the properties included in other real estate owned (“OREO”) as of March 31, 2016 and December 31, 2015. There was one collateralized consumer residential mortgage loan for $556 thousand in the process of foreclosure as of March 31, 2016.

	As of March 31, 2016		As of December 31, 2015
(Dollars in thousands)	No. of Properties	Carrying Value	No. of Properties	Carrying Value
Residential	3	$1,224	3	$540
Land lots	7	413	7	413
Convenience stores	1	59	2	191
Restaurant	1	55	1	55
Commerical properties	4	1,009	3	671

Total	16	$2,760	16	$1,870

Included in other assets as of March 31, 2016, was one residential property purchased in 2013 from a related party with a value of $724 thousand and a former branch, which was closed April 30, 2015, with a value of $390 thousand. Both properties are being marketed for sale.

Note 7:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the three months ended
	March 31, 2016		March 31, 2015
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	4,774,856	$0.11	4,809,856	$0.08
Effect of dilutive securities:
Stock options	16,283		11,283

Diluted earnings per share	4,791,139	$0.11	4,821,139	$0.08

For the three months ended March 31, 2016 and 2015, options on 68,473 and 76,207 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8:	Stock-Based Compensation

On June 28, 2013, the Company registered with the Securities and Exchange Commission a new stock-based compensation plan, which superseded all other plans. There are 342,000 shares available for grant under this plan at March 31, 2016.

Stock-based compensation expense related to stock awards for the three month periods ended March 31, 2016 and 2015 was $16 thousand and $17 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of March 31, 2016.

Options for a total of 7,500 shares were granted and vested during the three months ended March 31, 2016. The aggregate fair value of options granted during the three months ended March 31, 2016 was $16 thousand. Options for a total of 7,500 shares were granted and vested during the three months ended March 31, 2015. The aggregate fair value of options granted during the three months ended March 31, 2015 was $17 thousand.

The variables used in these calculations of the fair value of the options are as follows:

	For the three months ended March 31,
	2016	2015
Risk free interest rate (5 year Treasury)	1.49%	1.52%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5	5
Expected volatility	40.1%	47.1%

Stock option activity for the three months ended March 31, 2016 (unaudited) is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1, 2016	211,185	$6.57	6.0
Granted	7,500	5.76
Forfeited	—	—
Exercised	—	—
Expired	—	—

Options outstanding and exercisable, March 31, 2016	218,685	$6.54	5.9	$69,619

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount changes based on changes in the market value of the Company’s common stock.

Note 9:	Employee Benefit Plans

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

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Three months ended March 31,	2016	2015	2016	2015
Service cost	$—	$—	$6	$6
Interest cost	35	33	7	7
Expected return on plan assets	(48)	(49)	—	—
Amortization of unrecognized net loss	—	—	—	—
Recognized net actuarial loss	19	17	—	—

Net periodic cost	$6	$1	$13	$13

The Company expects to make no contribution to its pension plan and $5 thousand to its post-retirement benefit plan during the remainder of 2016. The Company has contributed $2 thousand towards the post-retirement plan during the first three months of 2016.

Note 10:	Long Term Debt

FHLB Debt

As of March 31, 2016, the Bank had $35 million of outstanding FHLB debt, consisting of six advances. As of December 31, 2015, seven advances totaling $40 million were outstanding. An advance for $5 million that matured in February 2016 was repaid. The $5 million advance that matured in April 2016 was not replaced.

The six advances are shown in the following table.

			Current	Maturity
Description	Balance	Originated	Interest Rate	Date

Adjustable Rate Hybrid	$10,000,000	4/12/2013	3.00210%	4/13/2020
Fixed Rate Credit	5,000,000	10/20/2014	0.47000%	4/20/2016
Adjustable Rate Credit	5,000,000	6/18/2015	0.65900%	9/19/2016
Fixed Rate Credit	5,000,000	10/20/2015	0.52000%	10/20/2016
Fixed Rate Credit	5,000,000	12/21/2015	0.99000%	6/15/2017
Fixed Rate Credit	5,000,000	12/22/2015	1.08000%	9/15/2017

	$35,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of March 31, 2016, was $48.9 million against a total line of credit of $89.9 million.

As of March 31, 2016 and December 31, 2015, the Company had $35.0 million and $40.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.39% and 1.17%, respectively.

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

(Dollars in thousands)	Balance as of March 31, 2016
6.5% Subordinated Debt	$7,000
Less: Issuance costs	(152)

$6,848

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $6.00 per loan as of both March 31, 2016 and December 31, 2015. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 191% and 163% as of March 31, 2016 and December 31, 2015, respectively. A discount rate of 10.0% was then applied to each pool as of March 31, 2016 and 11.0% as of December 31, 2015. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)		Fair Value Measurements at March 31, 2016 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$4,439	$—	$—	$4,439
U. S. Government agencies	20,878	1,155	19,723	—
State and municipal obligations	26,835	—	26,835	—

Total securities available-for-sale:	$52,152	$1,155	$46,558	$4,439

Mortgage servicing rights	$648	$—	$—	$648

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,026	1,026	—	—
Mutual funds - equity	1,552	1,552	—	—

Total defined benefit plan assets	$2,581	$2,581	$—	$—

		Fair Value Measurements at December 31, 2015 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$3,945	$—	$—	$3,945
U. S. Government agencies	21,288	1,216	20,072	—
State and municipal obligations	28,857	—	28,857	—

Total securities available-for-sale:	$54,090	$1,216	$48,929	$3,945

Mortgage servicing rights	$658	$—	$—	$658

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,119	1,119	—	—
Mutual funds - equity	1,684	1,684	—	—

Total defined benefit plan assets	$2,806	$2,806	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

		Corporate
(Dollars in thousands)	MSRs	Bonds
Balance, January 1, 2016	$658	$3,945
Purchases	—	495
Impairments	—	—
Fair value adjustments	(10)	(1)
Sales	—	—

Balance, March 31, 2016	$648	$4,439

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at March 31, 2016 Using
(Dollars in thousands)	Balance as of
Description	March 31, 2016	Level 1	Level 2	Level 3
Impaired Loans, net	$4,388	$—	$—	$4,388
Other real estate owned, net	2,760	—	—	2,760

		Fair Value Measurements at December 31, 2015 Using
Description	Balance as of December 31, 2015	Level 1	Level 2	Level 3
Impaired Loans, net	$3,868	$—	$—	$3,868
Other real estate owned, net	1,870	—	—	1,870

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2016:

(Dollars in thousands)	Balance as of March 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$4,388	Discounted appraised value	Selling Cost	10% - 25% (11%	)
			Lack of Marketability	50% - 80% (66%	)

Other real estate owned, net	2,760	Discounted appraised value	Selling Cost	3% - 13% (5%	)
			Lack of Marketability	10% - 20% (12%	)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2015:

(Dollars in thousands)	Balance as of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$3,868	Discounted appraised value	Selling Cost	10% - 25% (13%	)
			Lack of Marketability	50% - 60% (51%	)

Other real estate owned, net	1,870	Discounted appraised value	Selling Cost	3% - 13% (4%	)
			Lack of Marketability	10% - 20% (12%	)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at March 31, 2016 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	March 31, 2016	March 31, 2016	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,649	$4,649	$4,649	$—	$—
Interest-bearing deposits	6,019	6,019	6,019	—	—
Certificates of deposit	5,456	5,456	—	5,456	—
Federal funds sold	330	330	330	—	—
Securities available-for-sale	52,152	52,152	1,155	46,558	4,439
Restricted securities	2,574	2,574	—	—	2,574
Loans, net	345,635	352,506	—	—	352,506
Loans held for sale	945	945	—	—	945
Accrued interest receivable	1,284	1,284	—	1,284	—
Mortgage servicing rights	648	648	—	—	648

Financial Liabilities:
Non-interest-bearing liabilities	$65,879	$65,879	$65,879	$—	$—
Savings and other interest-bearing deposits	162,128	162,128	—	162,128	—
Time deposits	128,606	129,599	—	—	129,599
Securities sold under repurchase agreements	6,012	6,012	—	6,012	—
FHLB advances	35,000	35,848	—	35,848	—
Subordinated debt	6,848	7,000	—	—	7,000
Accrued interest payable	222	222	—	222	—

			Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2015	December 31, 2015	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,969	$4,969	$4,969	$—	$—
Interest-bearing deposits	15,330	15,330	15,330	—	—
Certificates of deposit	5,735	5,735	—	5,487	248
Federal funds sold	271	271	271	—	—
Securities available-for-sale	54,090	54,090	1,216	48,929	3,945
Restricted securities	2,731	2,731	—	—	2,731
Loans, net	343,323	347,500	—	—	347,500
Loans held for sale	270	270	—	—	270
Accrued interest receivable	1,318	1,318	—	1,318	—
Mortgage servicing rights	658	658	—	—	658

Financial Liabilities:
Non-interest-bearing liabilities	$65,842	$65,842	$65,842	$—	$—
Savings and other interest-bearing deposits	166,628	166,628	—	166,628	—
Time deposits	127,388	127,433	—	—	127,433
Securities sold under repurchase agreements	7,161	7,161	—	7,161	—
FHLB advances	40,000	40,855	—	40,855	—
Subordinated debt	6,844	7,000	—	—	7,000
Accrued interest payable	318	318	—	318	—

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At March 31, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 12:	Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

	For the Three Months Ended March 31, 2016
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2016	$107	$(883)	$(776)
Change in net unrealized holding losses on securities, before reclassification, net of tax expense of $173	335	—	335
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $2	(4)	—	(4)

Balance March 31, 2016	$438	$(883)	$(445)

	For the Three Months Ended March 31, 2015
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2015	$45	$(966)	$(921)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $103	198	—	198
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $1	3	—	3

Balance March 31, 2015	$246	$(966)	$(720)

Reclassification for previously unrealized gains (losses) and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three months ended March 31, 2016 and 2015.

Accumulated Other Comprehensive Income (Loss) Reclassification for the Three Months Ended Holding Losses on Securities
(In thousands)	March 31, 2016	March 31, 2015
Net gains (losses) on sale of securities available-for-securities	$6	$(4)
Tax (expense) benefit	(2)	1

Impact on net income	$4	$(3)

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

EXECUTIVE SUMMARY

Earnings for the first quarter of 2016 improved by 37.5%, to $524 thousand compared to $381 thousand for the first quarter of 2015. Net interest income grew by $162 thousand and provision for loan losses declined by $100 thousand. Return on average assets improved to 0.46% from 0.39% for the same comparable period, and return on average equity improved to 5.24% from 3.91%. Earnings are a top priority for 2016. The capital position remains solid.

The in-house loan portfolio grew by $2.2 million, or 0.6%, during the first three months of 2016. Loans originated and sold to Fannie Mae generated growth of $882 thousand in that servicing portfolio since December 31, 2015. This portfolio of loans serviced for Fannie Mae totaled $72.4 million as of March 31, 2016 compared to $71.6 million as of December 31, 2015 and $66.1 million as of March 31, 2015.

The net interest margin decreased to 3.35% for the first quarter of 2016 compared to 3.70% for the same period in 2015. As this low rate environment continues, loan yields continue to decline, but increased loan balances have resulted in increased interest income, resulting in the improved net interest income noted above.

Asset quality remains good with non-performing assets unchanged at 1.8% of total assets at both March 31, 2016 and December 31, 2015 and 1.5% at March 31, 2015.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

EARNINGS SUMMATION

For the three months ended March 31, 2016 and 2015, net income was $524 thousand and $381 thousand, respectively, an increase of $143 thousand or 37.5%. Diluted earnings per average share for the three months ended March 31, 2016 and 2015 were $0.11 and $0.08, respectively. The primary factor in the increase was a reduction in the provision for loan losses of $100 thousand. Annualized return on average assets was 0.46% for the first quarter of 2016 compared to 0.39% for the first quarter of 2015. Annualized return on average equity was 5.24% and 3.91% for the three months ended March 31, 2016 and 2015, respectively.

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

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in Thousands)	Three months ended 3/31/2016			Three months ended 3/31/2015
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$30,152	$207	2.72%	$25,377	$126	1.99%
Tax-exempt investments (1)	24,358	206	3.35%	16,523	132	3.19%

Total investments	54,510	413	3.03%	41,900	258	2.46%

Gross loans (2)	347,894	3,974	4.57%	302,041	3,675	4.88%
Interest-bearing deposits	15,727	15	0.51%	15,153	8	0.23%
Certificates of deposits	3,059	22	2.13%	2,232	8	1.51%
Federal funds sold	516	—	0.31%	587	—	0.06%

Total Interest Earning Assets	$421,706	$4,424	4.20%	$361,913	$3,949	4.36%

INTEREST-BEARING LIABILITIES:
Savings deposits	$41,961	$20	0.19%	$44,565	$20	0.18%
NOW deposits	39,234	15	0.15%	41,710	16	0.15%
Time deposits => $100,000	62,701	229	1.42%	56,347	212	1.53%
Time deposits < $100,000	62,130	215	1.39%	56,741	201	1.44%
Time deposits - Wholesale	5,504	7	0.49%	7,969	7	0.38%
Money market deposit accounts	83,203	159	0.77%	39,856	60	0.61%

Total Deposits	294,733	645	0.89%	247,188	516	0.85%
Securities sold under repurchase agreements	5,829	2	0.17%	6,055	2	0.12%
Subordinated debt	6,846	118	6.93%	—	—	—
FHLB advances	37,874	125	1.32%	35,000	85	0.99%

Total Interest-Bearing Liabilities	$345,282	$890	1.05%	$288,243	$603	0.85%

Net interest income and net interest margin		$3,534	3.35%		$3,346	3.70%

Non-interest-bearing deposits	$63,525	—	0.00%	$61,711	—	0.00%
Total Cost of funds			0.88%			0.69%
Net interest rate spread			3.32%			3.68%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees, VISA program and nonaccrual loans.

Interest income for the three months ended March 31, 2016, on a tax-equivalent basis, was $4.4 million, an increase of $475 thousand from the first quarter of 2015, due mainly to increases in loan balances. Interest expense for the three months ended March 31, 2016 was $890 thousand, an increase of $287 thousand from the first quarter of 2015, due primarily to subordinated debt that was issued in May 2015 and increases in money market deposits in Richmond, which supported loan growth. Net interest income for the three months ended March 31, 2016, on a tax-equivalent basis, was $3.5 million, an increase of $188 thousand from the first quarter of 2015.

The annualized net interest margin was 3.35% and 3.70% for the three months ended March 31, 2016 and 2015, respectively. This decline is due to continued reductions in loan yields, to 4.57% for the first quarter of 2016 from 4.88% for the first quarter of 2015, as market rates remain historically low and new loans are made at rates lower than existing loans. The cost of funds increased to 0.88% for the first quarter of 2016 from 0.69% for the first quarter of 2015, a result of the issuance of 6.50% subordinated debt in May 2015 and slightly higher cost of deposits.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.32% for the three months ended March 31, 2016, compared to 3.68% for the three months ended March 31, 2015.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31,2016 decreased by $27 thousand, or 3.1%, compared to the three months ended March 31, 2015. Contributing to this decrease was a reduction in non-deposit product income of $24 thousand and a reduction in secondary market lending fees of $21 thousand, a result of slower loan activity in the first quarter of 2016 compared to the first quarter of 2015.

NON-INTEREST EXPENSE

For the three months ended March 31, 2016 and 2015, non-interest expenses totaled $3.7 million and $3.6 million, respectively. The net increase in non-interest expense was $35 thousand, or 1.0%. Salaries and employee benefits increased immaterially by $7 thousand, or 0.3%. Federal Deposit Insurance Corporation assessments increased by $16 thousand as a result of higher deposit levels compared to the first quarter of 2015. Bank franchise taxes increased by $12 thousand due to increased levels of capital.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 16.5% to $421.7 million for the three months ended March 31, 2016, as compared to $361.9 million for the three months ended March 31, 2015, due to growth of $45.9 million in average loans. Average interest-earning assets as a percent of total average assets were 93.3% for the three months ended March 31, 2016 as compared to 92.3% for the same period in 2015. The loan portfolio, with $347.9 million in average balances as of March 31, 2016, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 19.8% to $345.3 million for the three months ended March 31, 2016, as compared to $288.2 million for the three months ended March 31, 2015, due primarily to the growth in deposits from the Richmond branches. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $130.3 million for the three months ended March 31, 2016, up from $121.1 million for the similar period in 2015. Average balances of money market deposit accounts increased by $43.3 million to $83.2 million for the first quarter of 2016 compared to the same period in 2015.

ASSET QUALITY

Asset quality remains good. Loans charged off during the first three months of 2016, net of recoveries, totaled $81 thousand compared to $23 thousand for the first three months of 2015. This represents an increase in the annualized net charge-off ratio to 0.09% for the first three months of 2016 compared to 0.03% for the first three months of 2015. The majority of those charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management believes it is maintaining an adequate level of the ALL at 1.17% of total loans at March 31, 2016 and 1.22% at December 31, 2015. The reduction is due mainly to declines in the specific components of the ALL. Historical loss factors are unchanged and qualitative factors have increased.

Non-performing assets, which include OREO and non-performing loans, decreased by $431 thousand to $7.9 million, or 1.8% of total assets as of March 31, 2016 compared to $8.3 million as of December 31, 2015. This decrease is primarily related to a decrease of $1.3 million in non-accruing loans partially offset by an increase of $890 thousand of OREO attributable to the foreclosure of two customers’ properties in the first quarter of 2016.

Non-Performing Assets
(Dollars in thousands)	March 31, 2016	December 31, 2015

Loans past due 90 days or more and still accruing	$—	$11
Non-accruing loans	5,123	6,433

Total non-performing loans	5,123	6,444

Other real estate owned	2,760	1,870

Total non-performing assets	$7,883	$8,314

Allowance for loan losses	$4,107	$4,223

Allowance to non-performing loans	80.2%	65.5%
Non-performing assets to total assets	1.8%	1.8%

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, increased by $2.1 million during the first three months of 2016 to $13.1 million, or 30.39% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of March 31, 2016, loans valued at $13.3 million were considered impaired, whereas $10.8 million were considered impaired as of December 31, 2015. Between December 31, 2015 and March 31, 2016, eight loans were identified as impaired and four dispensed through foreclosure and charged-off. Management has reviewed the impaired credits and the underlying collateral and the current losses have been specifically reserved.

FINANCIAL CONDITION

Total assets decreased to $447.8 million as of March 31, 2016 compared to $456.3 million as of December 31, 2015. Cash and due from banks, which produces no income, decreased to $4.6 million from $5.0 million as of March 31, 2016 and December 31, 2015, respectively. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has decreased by $9.3 million to $6.0 million since year end 2015 primarily as a result of the cash used to payoff one maturing FHLB advance, increased loan balances and a reduction in deposits.

During the three months ended March 31, 2016, gross loans increased by $2.2 million or 0.6%, to $349.7 million from $347.5 million at year-end 2015. The largest components of this increase were $4.3 million related to commercial mortgages, $3.2 million related to residential mortgages partially offset by decreases of $3.2 million related to construction, land and land development loans and $2.1 million related to commercial and industrial loans.

The Bank had $2.8 million and $1.9 million of OREO at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, OREO consists of three residences, seven lots, one former convenience store, one former restaurant and four commercial business properties. During the first three months of 2016, three properties with a book value of $1.4 million from two borrowers were added through foreclosure, and four properties with a total book value of $379 thousand were sold. There were no write-downs of OREO properties during the first three months of 2016, compared to $33 thousand for the same period in 2015. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

As of March 31, 2016, securities available-for-sale at fair value totaled $52.2 million as compared to $54.1 million on December 31, 2015. This represents a net decrease of $1.9 million or 3.6% for the three months ended March 31, 2016. As of March 31, 2016, available-for-sale securities represented 11.6% of total assets and 12.5% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. Unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs.

The bank owned life insurance’s cash surrender value as of March 31, 2016 was $7.7 million. The insurance’s purpose is to offset the cost of employee benefits.

As of March 31, 2016, total deposits were $356.6 million compared to $359.9 million at year-end 2015. This represents a decrease in balances of $3.2 million or 0.9% during the three months. The decrease was driven by a $4.5 million decrease in savings and interest bearing deposits, offset by increases of $1.2 million in time deposits. Deposit balances include $5.0 million of brokered time deposits, $3.1 million of brokered money market accounts and $497 thousand of internet certificates of deposit.

FHLB balances have declined by $5.0 million since December 31, 2015, to $35.0 million as of March 31, 2016.

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

As of March 31, 2016, securities sold under repurchase agreements decreased by $1.2 million to $6.0 million from $7.2 million at December 31, 2015. This increase was the result of normal seasonality for these customers.

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

At March 31, 2016, cash totaled $4.6 million, federal funds sold totaled $330 thousand, interest-bearing deposits totaled $6.0 million, securities and certificates of deposit maturing in one year or less totaled $2.5 million and loans maturing in one year or less totaled $30.9 million. This results in a liquidity ratio as of March 31, 2016 of 9.9% as compared to 12.1% as of December 31, 2015. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $89.9 million, with $48.9 million available, plus federal funds lines of credit with correspondent banks totaling $21.5 million.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. The Company’s shareholders’ equity before accumulated other comprehensive loss was $40.9 million on March 31, 2016 compared to $40.3 million on December 31, 2015. Accumulated other comprehensive loss decreased by $331 thousand between December 31, 2015 and March 31, 2016, primarily as a result of increases in unrealized net gains in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, on March 31, 2016, compared to December 31, 2015, increased to $8.56 from $8.45. Book value per share, including accumulated other comprehensive loss, increased to $8.47 on March 31, 2016 from $8.29 on December 31, 2015. No cash dividends were paid for the three month period ended March 31, 2016, nor for the comparable period ended March 31, 2015.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of March 31, 2016, the Bank’s capital ratios continue to be well in excess of regulatory minimums.

In July 2013, the Federal Reserve issued final rules that made the changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four year period beginning January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of March 31, 2016, the Bank maintained Common Equity Tier 1 capital of $41.4 million, Tier 1 capital of $40.0 million, risk weighted assets of $316.7 million, and total risk-based capital of $44.0 million. As of March 31, 2016, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 12.64% of risk-weighted assets, the Tier 1 capital ratio at 12.64% of risk-weighted assets, the total capital ratio at 13.89% of risk-weighted assets, and the Tier 1 leverage ratio at 9.03% of total assets.

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

Off Balance Sheet Arrangements
	March 31, 2016	December 31, 2016
(Dollars in thousands)
Total loan commitments outstanding	$42,200	$42,713
Standby-by letters of credit	403	473
Low income housing tax credit fund	498	499

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon takedown of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of March 31, 2016.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 17, 2014, the Company announced a share repurchase program pursuant to which it is authorized to repurchase up to 240,892 shares of its common stock. The share repurchase program was authorized to last through December 31, 2015. On November 12, 2015, the Board of Directors extended the share repurchase program until December 31, 2016. A total of 43,000 shares have been repurchased as of March 31, 2016. No share repurchases were made during the first quarter of 2016.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6. EXHIBITS

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 13, 2016	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)