Form 10-Q
period 2016-06-30
BAY BANKS OF VIRGINIA INC
filed 2016-08-10
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

4,774,856 shares of common stock on August 1, 2016

FORM 10-Q

For the interim period ending June 30, 2016

PART I – FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$5,141	$4,969
Interest-bearing deposits	20,050	15,330
Certificates of deposit	5,456	5,735
Federal funds sold	1,546	271
Securities available-for-sale, at fair value	54,012	54,090
Restricted securities	2,422	2,731
Loans receivable, net of allowance for loan losses of $3,547 and $4,223	347,755	343,323
Loans held for sale	2,425	270
Premises and equipment, net	11,231	11,646
Accrued interest receivable	1,270	1,318
Other real estate owned, net	2,641	1,870
Bank owned life insurance	7,719	7,595
Goodwill	2,808	2,808
Mortgage servicing rights	620	658
Other assets	3,243	3,682

Total assets	$468,339	$456,296

LIABILITIES
Noninterest-bearing deposits	$74,157	$65,842
Savings and interest-bearing demand deposits	177,075	166,628
Time deposits	127,797	127,388

Total deposits	379,029	359,858
Securities sold under repurchase agreements	8,182	7,161
Federal Home Loan Bank advances	30,000	40,000
Subordinated debt, net of issuance costs	6,852	6,844
Other liabilities	3,064	2,864

Total liabilities	427,127	416,727

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,774,856 and 4,774,856 shares, respectively)	23,874	23,874
Additional paid-in capital	2,828	2,812
Retained earnings	14,769	13,659
Accumulated other comprehensive loss, net	(259)	(776)

Total shareholders’ equity	41,212	39,569

Total liabilities and shareholders’ equity	$468,339	$456,296

(1)	Derived from Audited December 31, 2015 Financial Statements

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands except per share amounts)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
INTEREST INCOME
Loans, including fees	$4,013	$3,715	$7,987	$7,390
Securities:
Taxable	211	132	418	258
Tax-exempt	135	86	271	174
Federal funds sold	1	—	1	—
Interest-bearing deposit accounts	12	13	27	21
Certificates of deposit	20	9	42	17

Total interest income	4,392	3,955	8,746	7,860

INTEREST EXPENSE
Deposits	641	570	1,286	1,086
Federal funds purchased	1	—	1	—
Securities sold under repurchase agreements	4	2	6	4
Subordinated debt	118	42	236	42
FHLB advances	117	87	242	172

Total interest expense	881	701	1,771	1,304

Net interest income	3,511	3,254	6,975	6,556

Provision for loan losses	183	205	148	270

Net interest income after provision for loan losses	3,328	3,049	6,827	6,286

NON-INTEREST INCOME
Income from fiduciary activities	236	171	443	392
Service charges and fees on deposit accounts	228	226	455	449
VISA-related fees	59	62	105	109
Non-deposit product income	74	117	180	247
Other service charges and fees	149	139	297	270
Secondary market lending income	223	140	300	238
Increase in cash surrender value of life insurance	61	62	124	125
Net gains on sale of securities available for sale	104	6	110	2
Other real estate losses	(53)	(41)	(88)	(80)
Net losses on the disposal of fixed assets	—	(7)	—	(7)
Other income	3	42	16	57

Total non-interest income	1,084	917	1,942	1,802

NON-INTEREST EXPENSES
Salaries and employee benefits	1,815	1,840	3,870	3,888
Occupancy expense	451	442	899	877
Software maintenance	181	145	342	290
Bank franchise tax	61	50	121	98
VISA expense	22	33	61	64
Telephone expense	35	33	66	66
FDIC assessments	103	64	184	129
Foreclosure property expense	17	11	29	21
Consulting expense	74	90	129	165
Other expense	877	908	1,615	1,663

Total non-interest expenses	3,636	3,616	7,316	7,261

Net income before income taxes	776	350	1,453	827
Income tax expense	190	56	343	152

Net income	$586	$294	$1,110	$675

Basic Earnings Per Share
Average basic shares outstanding	4,774,856	4,802,032	4,774,856	4,805,922
Earnings per share, basic	$0.12	$0.06	$0.23	$0.14
Diluted Earnings Per Share
Average diluted shares outstanding	4,794,783	4,819,322	4,792,574	4,819,487
Earnings per share, diluted	$0.12	$0.06	$0.23	$0.14

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$586	$294	$1,110	$675
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	385	(564)	893	(264)
Deferred tax (expense) benefit	(130)	192	(303)	90
Reclassification of net securities gains recognized in net income	(104)	(6)	(110)	(2)
Deferred tax expense	35	2	37	1

Unrealized gains (losses) adjustment, net of tax	186	(376)	517	(175)

Defined benefit pension plan:
Net periodic pension cost	7	3	12	4
Net pension loss	(7)	(3)	(12)	(4)
Deferred tax benefit	—	—	—	—

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Post retirement benefit plan:
Net periodic cost	12	13	25	26
Net loss	(12)	(13)	(25)	(26)
Deferred tax benefit	—	—	—	—

Post retirement benefit plan adjustment, net of tax	—	—	—	—

Total other comprehensive income (loss)	186	(376)	517	(175)

Comprehensive income (loss)	$772	$(82)	$1,627	$500

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Six Months ended June 30, 2016
Balance at beginning of period	4,774,856	$23,874	$2,812	$13,659	$(776)	$39,569
Net income	—	—	—	1,110	—	1,110
Other comprehensive income	—	—	—	—	517	517
Stock-based compensation expense	—	—	16	—	—	16

Balance at end of period	4,774,856	$23,874	$2,828	$14,769	$(259)	$41,212

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$1,110	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	528	478
Net amortization and accretion of securities	217	179
Amortization of subordinated debt issuance costs	8	1
Provision for loan losses	148	270
Stock compensation expense	16	17
Deferred tax benefit	(6)	(12)
Gain on securities available-for-sale	(110)	(2)
Increase in OREO valuation allowance	53	72
Loss on sale of other real estate	35	8
Loss on the disposal of fixed assets	—	7
Mortgage servicing rights	38	(36)
Loan originations for sale	(9,035)	(5,801)
Loan sales	8,274	5,200
Gain on sold loans	(221)	(109)
Increase in cash surrender value of life insurance	(124)	(125)
Decrease (increase) in accrued income and other assets	227	(124)
Increase in other liabilities	202	270

Net cash provided by operating activities	1,360	968

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	1,683	1,595
Proceeds from sales and calls of available-for-sale securities	9,097	2,076
Maturities of certificates of deposit	248	248
Purchases of available-for-sale securities	(9,995)	(8,815)
Sales of restricted securities	309	169
Increase in federal funds sold	(1,275)	(2,068)
Loan (originations) and principal collections, net	(6,840)	(18,480)
Proceeds from sale of other real estate	227	99
Purchases of premises and equipment	(114)	(737)

Net cash used in investing activities	(6,660)	(25,913)

Cash Flows From Financing Activities
Net increase in demand, savings, and other interest-bearing deposits	18,762	28,057
Net increase (decrease) in time deposits	409	(2,041)
Repurchase of common stock	—	(168)
Net increase in securities sold under repurchase agreements	1,021	2,775
Issuance of subordinated debt, net	—	6,842
Decrease in Federal Home Loan Bank advances	(10,000)	(5,000)

Net cash provided by financing activities	10,192	30,465

Net increase in cash and due from banks	4,892	5,520
Cash and cash equivalents (including interest-earning deposits) at beginning of period	20,299	20,965

Cash and cash equivalents (including interest-earning deposits) at end of period	$25,191	$26,485

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,758	$1,251

Income taxes	$70	390

Non-cash investing and financing:
Unrealized gain (loss) on investment securities	783	(266)

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	1,203	129

Loans originated to facilitate sale of OREO	116	118

Changes in deferred taxes resulting from OCI transactions	266	90

Transfer of loans to held for sale	1,173	—

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

Note 3:    Amendments to the Accounting Standards Codification

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) which is new guidance for the accounting for credit losses on instruments within its scope. It introduces a new model for current expected credit losses (“CECL”) which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This will include loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In addition, ASU 2016-13 replaces the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. The ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods for estimated the ALL. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: a) income tax consequences; b) classification of awards as either equity or liabilities; and c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact that ASU 2016-09 will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) which requires equity investments, other than those accounted for using the equity method, to be measured at fair value through earnings. There will no longer be an available-for-sale classification measured (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The cost method is also eliminated for equity instruments without a readily determinable fair value. For these investments, companies can elect to record the investment at cost, less impairment, plus or minus subsequent adjustments for observable price changes. This election only applies to equity investments that do not qualify for the net asset value practical expedient. Public companies will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the ASU requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The classification and measurement guidance is effective for periods beginning after December 15, 2017. The Company is evaluating the impact that ASU 2016-01 will have on its consolidated financial statements.

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

Note 4:    Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
Available-for-sale securities June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$6,445	$8	$—	$6,453
U.S. Government agencies	23,626	201	(16)	23,811
State and municipal obligations	22,966	782	—	23,748

	$53,037	$991	$(16)	$54,012

Available-for-sale securities December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$3,950	$—	$(5)	$3,945
U.S. Government agencies	21,375	69	(156)	21,288
State and municipal obligations	28,599	313	(55)	28,857

	$53,924	$382	$(216)	$54,090

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross realized gains	$105	$24	$120	$24
Gross realized losses	(1)	(18)	(10)	(22)

Net realized gains (losses)	$104	$6	$110	$2

Aggregate proceeds	$6,395	$1,710	$9,097	$2,324

Average yields (taxable equivalent) on securities were 3.08% and 2.45% for the three months ended June 30, 2016 and 2015, respectively, and 3.06% and 2.46% for the six months ended June 30, 2016 and 2015, respectively.

Securities with a market value of $10.2 million and $8.6 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $8.2 million and $7.2 million as of June 30, 2016 and December 31, 2015, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at June 30, 2016 and December 31, 2015, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, and states and municipal securities are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at June 30, 2016 included six federal agencies and two municipals. Bonds with unrealized loss positions at December 31, 2015 included 24 federal agencies, one corporate bond and 17 municipals. The tables are shown below.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily impaired securities - U.S. Government agencies	$901	$(2)	$1,455	$(14)	$2,356	$(16)

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$495	$(5)	$—	$—	$495	$(5)
U.S. Government agencies	13,871	(141)	1,619	(15)	15,490	(156)
States and municipal obligations	2,566	(17)	3,281	(38)	5,847	(55)

Total temporarily impaired securities	$16,932	$(163)	$4,900	$(53)	$21,832	$(216)

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.7 million and $2.0 million at June 30, 2016 and December 31, 2015, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $565 thousand and $505 thousand at June 30, 2016 and December 31, 2015, respectively. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 5:    Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Mortgage loans on real estate:
Construction, Land and Land Development	$39,044	$42,129
Farmland	1,038	1,030
Commercial Mortgages (Non-Owner Occupied)	29,578	29,086
Commercial Mortgages (Owner Occupied)	46,965	43,956
Residential First Mortgages	172,780	164,405
Residential Revolving and Junior Mortgages	25,987	26,497
Commercial and Industrial loans	31,767	35,104
Consumer Loans	3,790	5,015

Total loans	350,949	347,222
Net unamortized deferred loan costs	353	324
Allowance for loan losses	(3,547)	(4,223)

Loans, net	$347,755	$343,323

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

		90 Days or
(Dollars in thousands)	30-89	More Past		Total Past
Loans Past Due and Nonaccruals	Days	Due and		Due and		Total
June 30, 2016	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Construction, Land and Land Development	$63	$—	$632	$695	$38,349	$39,044
Farmland	—	—	—	—	1,038	1,038
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	29,578	29,578
Commercial Mortgages (Owner Occupied)	943	—	1,759	2,702	44,263	46,965
Residential First Mortgages	509	205	2,461	3,175	169,605	172,780
Residential Revolving and Junior Mortgages	51	—	177	228	25,759	25,987
Commercial and Industrial	—	—	94	94	31,673	31,767
Consumer Loans	19	11	24	54	3,736	3,790

Total	$1,585	$216	$5,147	$6,948	$344,001	$350,949

		90 Days or
	30-89	More Past		Total Past
Loans Past Due and Nonaccruals	Days	Due and		Due and		Total
December 31, 2015	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Construction, Land and Land Development	$93	$—	$672	$765	$41,364	$42,129
Farmland	—	—	—	—	1,030	1,030
Commercial Mortgages (Non-Owner Occupied)	264	—	—	264	28,822	29,086
Commercial Mortgages (Owner Occupied)	133	—	2,350	2,483	41,473	43,956
Residential First Mortgages	1,304	—	2,841	4,145	160,260	164,405
Residential Revolving and Junior Mortgages	70	—	277	347	26,150	26,497
Commercial and Industrial	10	—	285	295	34,809	35,104
Consumer Loans	32	11	8	51	4,964	5,015

Total	$1,906	$11	$6,433	$8,350	$338,872	$347,222

Note 6:    Allowance for Loan Losses

Loans Evaluated for Impairment

Loan receivables evaluated for impairment individually and collectively by segment as of June 30, 2016 and December 31, 2015 are as follows:

	Mortgage	Commercial
(Dollars in thousands)	Loans	and	Consumer
As of June 30, 2016	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$11,041	$92	$—	$11,133
Collectively evaluated for impairment	304,351	31,675	3,790	339,816

Total Gross Loans	$315,392	$31,767	$3,790	$350,949

	Mortgage	Commercial
	Loans	and	Consumer
As of December 31, 2015	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$10,542	$284	$—	$10,826
Collectively evaluated for impairment	296,561	34,820	5,015	336,396

Total Gross Loans	$307,103	$35,104	$5,015	$347,222

Allowance for Loan Losses

The allowance for loan losses disaggregated based on loan receivables evaluated for impairment individually and collectively by segment as of June 30, 2016 and December 31, 2015 are as follows:

	Mortgage	Commercial
(Dollars in thousands)	Loans	and	Consumer
As of June 30, 2016	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$564	$92	$—	$656
Collectively evaluated for impairment	2,431	343	117	2,891

Total allowance for loan losses	$2,995	$435	$117	$3,547

	Mortgage	Commercial
	Loans	and	Consumer
As of December 31, 2015	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$1,256	$278	$—	$1,534
Collectively evaluated for impairment	2,246	321	122	2,689

Total allowance for loan losses	$3,502	$599	$122	$4,223

A disaggregation and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage	Commercial
For the Three Months Ended	Loans on	and	Consumer
June 30, 2016	Real Estate	Industrial	Loans	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,410	$579	$118	$4,107
(Charge-offs)	(573)	(158)	(20)	(751)
Recoveries	4	—	4	8
Provision	154	14	15	183

Ending Balance	$2,995	$435	$117	$3,547

	Mortgage	Commercial
For the Three Months Ended	Loans on	and	Consumer
June 30, 2015	Real Estate	Industrial	Loans	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,763	$315	$169	$3,247
(Charge-offs)	—	—	(54)	(54)
Recoveries	5	—	36	41
Provision	121	105	(21)	205

Ending Balance	$2,889	$420	$130	$3,439

(Dollars in thousands)	Mortgage	Commercial
For the Six Months Ended	Loans on	and	Consumer
June 30, 2016	Real Estate	Industrial	Loans	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,502	$599	$122	$4,223
(Charge-offs)	(656)	(158)	(31)	(845)
Recoveries	10	5	6	21
Provision	139	(11)	20	148

Ending Balance	$2,995	$435	$117	$3,547

	Mortgage	Commercial
For the Six Months Ended	Loans on	and	Consumer
June 30, 2015	Real Estate	Industrial	Loans	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,778	$323	$104	$3,205
(Charge-offs)	(1)	—	(86)	(87)
Recoveries	10	—	41	51
Provision	102	97	71	270

Ending Balance	$2,889	$420	$130	$3,439

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

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
(Dollars in thousands)	Land		(Non-Owner	(Owner	and
As of June 30, 2016	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$31,736	$1,038	$24,815	$34,255	$29,202	$121,046
Watch	5,280	—	4,240	8,561	2,183	20,264
Special mention	—	—	275	1,479	128	1,882
Substandard	2,028	—	248	2,670	254	5,200
Doubtful	—	—	—	—	—	—

Total	$39,044	$1,038	$29,578	$46,965	$31,767	$148,392

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
	Land		(Non-Owner	(Owner	and
As of December 31, 2015	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$34,692	$1,030	$24,258	$33,023	$29,383	$122,386
Watch	5,337	—	4,564	4,968	5,202	20,071
Special mention	1,119	—	—	2,687	148	3,954
Substandard	981	—	264	3,278	371	4,894
Doubtful	—	—	—	—	—	—

Total	$42,129	$1,030	$29,086	$43,956	$35,104	$151,305

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

		Residential
(Dollars in thousands)	Residential	Revolving
As of June 30, 2016	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (1)	Mortgages (2)	Loans (3)	Total
Performing	$170,114	$25,810	$3,755	$199,679
Nonperforming	2,666	177	35	2,878

Total	$172,780	$25,987	$3,790	$202,557

		Residential
	Residential	Revolving
As of December 31, 2015	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (4)	Mortgages (5)	Loans (6)	Total
Performing	$161,564	$26,220	$4,996	$192,780
Nonperforming	2,841	277	19	3,137

Total	$164,405	$26,497	$5,015	$195,917

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.6 million as of June 30, 2016.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $1.2 million as of June 30, 2016.
(3)	Consumer Loans which have been assigned a risk rating grade of Substandard totaled $16 thousand as of June 30, 2016.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.9 million as of December 31, 2015.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $372 thousand as of December 31, 2015.
(6)	No Consumer Loans had been assigned a risk rating grade of Substandard as of December 31, 2015.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of June 30, 2016 and December 31, 2015, along with the average recorded investment and interest income recognized for the three and six months ended June 30, 2016 and 2015, respectively.

(Dollars in thousands)	At June 30, 2016			At December 31, 2015
IMPAIRED LOANS
	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land and land development	$1,533	$1,540	$—	$445	$451	$—
Residential First Mortgages	2,736	2,761	—	3,130	3,166	—
Residential Revolving and Junior Mortgages (1)	991	992	—	233	233	—
Commercial Mortgages (Non-owner occupied)	248	248	—	264	264	—
Commercial Mortgages (Owner occupied)	1,389	1,433	—	1,352	1,390	—
Commercial and Industrial	—	—	—	—	—	—

	6,897	6,974	—	5,424	5,504	—

With an allowance recorded:
Construction, land and land development	253	288	110	262	290	120
Residential First Mortgages	2,238	2,242	170	2,507	2,507	308
Residential Revolving and Junior Mortgages (1)	195	196	151	258	259	150
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,458	1,520	133	2,091	2,348	678
Commercial and Industrial	92	92	92	284	285	278

	4,236	4,338	656	5,402	5,689	1,534

Total Impaired Loans:
Construction, land and land development	1,786	1,828	110	707	741	120
Residential First Mortgages	4,974	5,003	170	5,637	5,673	308
Residential Revolving and Junior Mortgages (1)	1,186	1,188	151	491	492	150
Commercial Mortgages (Non-owner occupied)	248	248	—	264	264	—
Commercial Mortgages (Owner occupied)	2,847	2,953	133	3,443	3,738	678
Commercial and Industrial	92	92	92	284	285	278

	$11,133	$11,312	$656	$10,826	$11,193	$1,534

(1)	Junior mortgages include equity lines.

	For the three months ended				For the six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance:
Construction, land and land development	$1,535	$14	$449	$—	$1,172	$27	$449	$—
Residential First Mortgages	2,728	(2)	1,761	18	2,231	14	1,696	36
Residential Revolving and Junior Mortgages (1)	988	8	50	1	675	19	50	2
Commercial Mortgages (Non-owner occupied)	248	4	786	14	253	8	612	18
Commercial Mortgages (Owner occupied)	1,393	1	1,552	18	1,190	17	1,429	27
Commercial and Industrial	—	—	—	—	—	—	—	—
Consumer (2)	—	—	4	—	—	—	4	—

	6,892	25	4,602	51	5,521	85	4,240	83

With an allowance recorded:
Construction, land and land development	255	1	272	1	257	2	274	2
Residential First Mortgages	2,370	21	2,160	26	2,416	42	2,164	52
Residential Revolving and Junior Mortgages (1)	196	2	173	2	195	4	173	4
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,460	6	1,026	8	1,462	11	919	12
Commercial and Industrial	105	1	123	—	109	1	82	—
Consumer (2)	—	—	—	—	—	—	—	—

	4,386	31	3,754	37	4,439	60	3,612	70

Total
Construction, land and land development	1,790	15	721	1	1,429	29	723	2
Residential First Mortgages	5,098	19	3,921	44	4,647	56	3,860	88
Residential Revolving and Junior Mortgages (1)	1,184	10	223	3	870	23	223	6
Commercial Mortgages (Non-owner occupied)	248	4	786	14	253	8	612	18
Commercial Mortgages (Owner occupied)	2,853	7	2,578	26	2,652	28	2,348	39
Commercial and Industrial	105	1	123	—	109	1	82	—
Consumer (2)	—	—	4	—	—	—	4	—

	$11,278	$56	$8,356	$88	$9,960	$145	$7,852	$153

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At June 30, 2016 and December 31, 2015, non-accruing loans excluded from impaired loan disclosure totaled $108 thousand and $95 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $2 thousand and $4 thousand during the three months ended June 30, 2016 and 2015, respectively and $3 thousand and $8 thousand during the six months ended June 30, 2016 and 2015, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the three and six months ended June 30, 2016 and 2015.

	For the three months ended			For the three months ended
	June 30, 2016			June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
TROUBLED DEBT RESTRUCTURINGS	Loans	Investment	Investment	Loans	Investment	Investment
Residential first mortgages (1)	1	$244	$244	—	$—	$—

(1)	Modification was a capitalization of interest.

	For the six months ended			For the six months ended
	June 30, 2016			June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
TROUBLED DEBT RESTRUCTURINGS	Loans	Investment	Investment	Loans	Investment	Investment
Residential first mortgages (1)	1	$244	$244	—	$—	$—
Commercial mortgage (Owner occupied) (1)	—	—	—	1	105	124

(1)	Modification was a capitalization of interest.

	For the three months ended		For the three months ended
(Dollars in thousands)	June 30, 2016		June 30, 2015
TROUBLED DEBT RESTRUCTURINGS	Number of	Recorded	Number of	Recorded
THAT SUBSEQUENTLY DEFAULTED	Loans	Investment	Loans	Investment
Commercial and industrial	—	$—	—	$—

	For the six months ended		For the six months ended
(Dollars in thousands)	June 30, 2016		June 30, 2015
TROUBLED DEBT RESTRUCTURINGS	Number of	Recorded	Number of	Recorded
THAT SUBSEQUENTLY DEFAULTED	Loans	Investment	Loans	Investment
Commercial mortgage (Owner occupied)	—	$—	1	$124

Other Real Estate Owned

The table below details the properties included in other real estate owned (“OREO”) as of June 30, 2016 and December 31, 2015. There were no collateralized consumer residential mortgage loans in the process of foreclosure as of June 30, 2016.

	As of June 30, 2016		As of December 31, 2015
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	3	$1,172	3	$540
Land lots	7	413	7	413
Convenience stores	1	59	2	191
Restaurant	1	55	1	55
Commerical properties	3	942	3	671

Total	15	$2,641	16	$1,870

Included in other assets as of June 30, 2016, was one residential property purchased in 2013 from a related party with a value of $708 thousand and a former branch, which was closed April 30, 2015, with a value of $403 thousand. Both properties are being marketed for sale.

Note 7:    Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the three months ended				For the six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Average	Per share	Average	Per share	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	4,774,856	$0.12	4,802,032	$0.06	4,774,856	$0.23	4,805,922	$0.14
Effect of dilutive securities:
Stock options	19,927		17,290		17,718		13,565

Diluted earnings per share	4,794,783	$0.12	4,819,322	$0.06	4,792,574	$0.23	4,819,487	$0.14

For the three months ended June 30, 2016 and 2015, options on 46,135 and 54,733 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the six months ended June 30, 2016 and 2015, options on 53,635 and 68,473 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8:    Stock-Based Compensation

On June 28, 2013, the Company registered with the Securities and Exchange Commission a stock-based compensation plan, which superseded all other plans. There are 342,000 shares available for grant under this plan at June 30, 2016.

Stock-based compensation expense related to stock awards for both the three month periods ended June 30, 2016 and 2015 was zero. For the six months ended June 30, 2016 and 2015, stock-based compensation expense related to stock awards was $16 thousand and $17 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of June 30, 2016.

Options for a total of 7,500 shares were granted and vested during the six months ended June 30, 2016. The aggregate fair value of options granted during the six months ended June 30, 2016 was $16 thousand. Options for a total of 7,500 shares were granted and vested during the six months ended June 30, 2015. The aggregate fair value of options granted during the six months ended June 30, 2015 was $17 thousand.

The variables used in these calculations of the fair value of the options are as follows:

	For the six months ended June 30,
	2016	2015
Risk free interest rate (5 year Treasury)	1.49%	1.52%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5	5
Expected volatility	40.1%	47.1%

Stock option activity for the six months ended June 30, 2016 is summarized below:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value (1)
Options outstanding, January 1, 2016	211,185	$6.57	6.0
Granted	7,500	5.76
Forfeited	—	—
Exercised	—	—
Expired	(8,598)	12.84

Options outstanding and exercisable, June 30, 2016	210,087	$6.54	5.9	$113,544

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. This amount changes based on changes in the market value of the Company’s common stock.

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

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Six months ended June 30,	2016	2015	2016	2015
Service cost	$—	$—	$11	$11
Interest cost	69	66	14	15
Expected return on plan assets	(96)	(99)	—	—
Amortization of unrecognized net loss	—	—	—	—
Recognized net actuarial loss	39	37	—	—

Net periodic cost	$12	$4	$25	$26

The Company expects to make no contribution to its pension plan and $3 thousand to its post-retirement benefit plan during the remainder of 2016. The Company has contributed $4 thousand towards the post-retirement plan during the first six months of 2016.

Note 10:    Long Term Debt

FHLB Debt

As of June 30, 2016, the Bank had $30 million of outstanding FHLB debt, consisting of five advances. As of December 31, 2015, seven advances totaling $40 million were outstanding. Advances for $5 million each that matured in February 2016 and April 2016 were repaid.

The five advances are shown in the following table.

			Current	Maturity
Description	Balance	Originated	Interest Rate	Date
Adjustable Rate Hybrid	$10,000,000	4/12/2013	3.00985%	4/13/2020
Adjustable Rate Credit	5,000,000	6/18/2015	0.66660%	9/19/2016
Fixed Rate Credit	5,000,000	10/20/2015	0.52000%	10/20/2016
Fixed Rate Credit	5,000,000	12/21/2015	0.99000%	6/15/2017
Fixed Rate Credit	5,000,000	12/22/2015	1.08000%	9/15/2017

	$30,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of June 30, 2016, was $52.5 million against a total line of credit of $88.5 million.

As of June 30, 2016 and December 31, 2015, the Company had $30.0 million and $40.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.55% and 1.17%, respectively.

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

(Dollars in thousands)	Balance as of
June 30, 2016
6.5% Subordinated Debt	$7,000
Less: Issuance costs	(148)

$6,852

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $6.00 per loan as of both June 30, 2016 and December 31, 2015. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 222% and 163% as of June 30, 2016 and December 31, 2015, respectively. A discount rate of 10% was then applied to each pool as of June 30, 2016 and 11.0% as of December 31, 2015. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

(Dollars in thousands)		Fair Value Measurements at June 30, 2016 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$6,453	$—	$1,000	$5,453
U. S. Government agencies	23,811	2,202	21,609	—
State and municipal obligations	23,748	—	23,748	—

Total securities available-for-sale:	$54,012	$2,202	$46,357	$5,453

Mortgage servicing rights	$620	$—	$—	$620
Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,053	1,053	—	—
Mutual funds - equity	1,549	1,549	—	—

Total defined benefit plan assets	$2,605	$2,605	$—	$—

		Fair Value Measurements at December 31, 2015 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$3,945	$—	$—	$3,945
U. S. Government agencies	21,288	1,216	20,072	—
State and municipal obligations	28,857	—	28,857	—

Total securities available-for-sale:	$54,090	$1,216	$48,929	$3,945

Mortgage servicing rights	$658	$—	$—	$658
Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,119	1,119	—	—
Mutual funds - equity	1,684	1,684	—	—

Total defined benefit plan assets	$2,806	$2,806	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

		Corporate
(Dollars in thousands)	MSRs	Bonds
Balance, January 1, 2016	$658	$3,945
Purchases	—	2,500
Impairments	—	—
Fair value adjustments	(38)	8
Sales	—	—

Balance, June 30, 2016	$620	$6,453

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at June 30, 2016 Using
(Dollars in thousands)	Balance as of
Description	June 30, 2016	Level 1	Level 2	Level 3
Impaired Loans, net	$3,580	$—	$—	$3,580
Other real estate owned, net	2,641	—	—	2,641

		Fair Value Measurements at December 31, 2015 Using
	Balance as of
Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired Loans, net	$3,868	$—	$—	$3,868
Other real estate owned, net	1,870	—	—	1,870

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2016:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	June 30, 2016	Technique	Input	Average)
Impaired Loans, net	$3,580	Discounted appraised value	Selling Cost	10% - 20% (11%	)
			Lack of Marketability	50% (50%	)
Other real estate owned, net	2,641	Discounted appraised value	Selling Cost	3% - 13 (5%	)
			Lack of Marketability	10% - 20% (11%	)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2015:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	December 31, 2015	Technique	Input	Average)
Impaired Loans, net	$3,868	Discounted appraised value	Selling Cost	10% - 25% (13%	)
			Lack of Marketability	50% - 60% (51%	)
Other real estate owned, net	1,870	Discounted appraised value	Selling Cost	3% - 13% (4%	)
			Lack of Marketability	10% - 20% (12%	)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at June 30, 2016 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	June 30, 2016	June 30, 2016	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,141	$5,141	$5,141	$—	$—
Interest-bearing deposits	20,050	20,050	20,050	—	—
Certificates of deposit	5,456	5,456	—	5,456	—
Federal funds sold	1,546	1,546	1,546	—	—
Securities available-for-sale	54,012	54,012	2,202	46,357	5,453
Restricted securities	2,422	2,422	—	—	2,422
Loans, net	347,755	356,898	—	—	356,898
Loans held for sale	2,425	2,553	1,301	—	1,252
Accrued interest receivable	1,270	1,270	—	1,270	—
Mortgage servicing rights	620	620	—	—	620
Financial Liabilities:
Non-interest-bearing liabilities	$74,157	$74,157	$74,157	$—	$—
Savings and other interest-bearing deposits	177,075	177,075	—	177,075	—
Time deposits	127,797	129,326	—	—	129,326
Securities sold under repurchase agreements	8,182	8,182	—	8,182	—
FHLB advances	30,000	30,813	—	30,813	—
Subordinated debt	6,852	7,000	—	—	7,000
Accrued interest payable	331	331	—	331	—

			Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2015	December 31, 2015	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,969	$4,969	$4,969	$—	$—
Interest-bearing deposits	15,330	15,330	15,330	—	—
Certificates of deposit	5,735	5,735	—	5,487	248
Federal funds sold	271	271	271	—	—
Securities available-for-sale	54,090	54,090	1,216	48,929	3,945
Restricted securities	2,731	2,731	—	—	2,731
Loans, net	343,323	347,500	—	—	347,500
Loans held for sale	270	270	—	—	270
Accrued interest receivable	1,318	1,318	—	1,318	—
Mortgage servicing rights	658	658	—	—	658
Financial Liabilities:
Non-interest-bearing liabilities	$65,842	$65,842	$65,842	$—	$—
Savings and other interest-bearing deposits	166,628	166,628	—	166,628	—
Time deposits	127,388	127,433	—	—	127,433
Securities sold under repurchase agreements	7,161	7,161	—	7,161	—
FHLB advances	40,000	40,855	—	40,855	—
Subordinated debt	6,844	7,000	—	—	7,000
Accrued interest payable	318	318	—	318	—

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

The fair value of performing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar remaining maturities. This calculation ignores loan fees and certain factors affecting the interest rates charged on various loans such as the borrower’s creditworthiness and compensating balances and dissimilar types of real estate held as collateral. The fair value of impaired loans is measured as described within the Impaired Loans section of this note. The fair value of loans does not consider the lack of liquidity and uncertainty in the market that would affect the valuation. In the second quarter of 2016, VISA loans were transferred from Level 3 to Level 1 as they were held for sale as of June 30, 2016, having received a firm purchase offer from a third party. This sale was completed in July 2016.

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At June 30, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 12:    Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

	For the Three Months Ended June 30, 2016
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance April 1, 2016	$438	$(883)	$(445)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $130	255	—	255
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $35	(69)	—	(69)

Balance June 30, 2016	$624	$(883)	$(259)

	For the Three Months Ended June 30, 2015
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance April 1, 2015	$246	$(966)	$(720)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $192	(372)	—	(372)
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $2	(4)	—	(4)

Balance June 30, 2015	$(130)	$(966)	$(1,096)

	For the Six Months Ended June 30, 2016
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2016	$107	$(883)	$(776)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $303	590	—	590
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $37	(73)	—	(73)

Balance June 30, 2016	$624	$(883)	$(259)

	For the Six Months Ended June 30, 2015
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2015	$45	$(966)	$(921)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $90	(174)	—	(174)
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $1	(1)	—	(1)

Balance June 30, 2015	$(130)	$(966)	$(1,096)

Reclassification for previously unrealized gains (losses) and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three and six months ended June 30, 2016 and 2015.

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Three Months Ended

Holding Losses on Securities

(Dollars in thousands)	June 30, 2016	June 30, 2015
Net gains on sale of securities available-for-securities	$104	$6
Tax expense	(35)	(2)

Impact on net income	$69	$4

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Six Months Ended

Holding Losses on Securities

(Dollars in thousands)	June 30, 2016	June 30, 2015
Net gains on sale of securities available-for-securities	$110	$2
Tax expense	(37)	(1)

Impact on net income	$73	$1

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

EXECUTIVE SUMMARY

Earnings for the six months ended June 30, 2016 and 2015 were $1.1 million and $675 thousand, respectively. This is an improvement of $435 thousand, or 64.5%, year over year. Improvements in net interest income, non-interest income and asset quality all contributed to the increase. Net interest income grew by $418 thousand, non-interest income grew by $145 thousand and provision for loan losses declined by $122 thousand. Return on average assets improved to 0.49% from 0.34% for the same comparable period, and return on average equity improved to 5.54% from 3.44%. Earnings continue to be the top priority for 2016.

The in-house loan portfolio grew by $3.7 million, or 1.1%, during the first six months of 2016. Loans originated and sold to Fannie Mae generated growth of $2.4 million in that servicing portfolio since December 31, 2015. This portfolio of loans serviced for Fannie Mae totaled $74.0 million as of June 30, 2016 compared to $71.6 million as of December 31, 2015 and $67.4 million as of June 30, 2015. In the third quarter, the Company expects to announce an affiliation with a third party provider of credit card services, which is expected to provide improved customer service for cardholders and eliminate the Company’s exposure to credit card fraud and security breaches. It is anticipated that this affiliation will have a positive impact on the Company’s income in the third quarter of 2016.

The net interest margin decreased to 3.37% for the first half of 2016 compared to 3.59% for the same period in 2015. Loan rates are falling even further than anyone thought possible, as worldwide economic factors cause additional pressure on U.S. rates. This low rate environment has now existed for more than eight years and as we continue to add new loans at these historic low rates, the yield from the Bank’s loan portfolio continues to decline. Therefore, in order to improve interest income, we have increased loan balances. Expansion into Richmond has generated $51.1 million of loans in that market as of June 30, 2016. Loans in the Richmond market grew $8.7 million in the six months ended June 30, 2016.

Growth in loans requires growth in deposits or other borrowings in order to fund those loans, and retail deposits have grown $9.2 million in the six months ended June 30, 2016. This has allowed us to reduce borrowings from the FHLB by $10.0 million during that same time frame.

Loans past due or non-accruing have declined by $1.4 million to $6.9 million in the six months ended June 30, 2016. Asset quality remains good with non-performing assets down to 1.7% of total assets at June 30, 2016 compared to 1.8% at December 31, 2015.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

EARNINGS SUMMATION

For the three months ended June 30, 2016 and 2015, net income was $586 thousand and $294 thousand, respectively, an increase of $292 thousand or 99.3%. Diluted earnings per average share for the three months ended June 30, 2016 and 2015 were $0.12 and $0.06, respectively. The primary factors in the increase were $257 thousand in net interest income related to loan growth, additional investment securities, improved investment yield, a $98 thousand increase in gain from sales of investments, an $83 thousand increase in secondary lending fees and a $65 thousand increase in fees related to fiduciary activities. Annualized return on average assets was 0.51% for the second quarter of 2016 compared to 0.29% for the second quarter of 2015. Annualized return on average equity was 5.74% and 2.96% for the three months ended June 30, 2016 and 2015, respectively.

For the six months ended June 30, 2016 and 2015, net income was $1.1 million and $675 thousand, respectively, an increase of $435 thousand or 64.4%. Diluted earnings per average share for the six months ended June 30, 2016 and 2015 were $0.23 and $0.14, respectively. The primary factor in the increase was $419 thousand in net interest income related to higher loan balances, additional investment securities and improved investment yields. Increases in interest expense related to additional money market accounts and the issuance of subordinated debt in May 2015. Annualized return on average assets was 0.49% for the first half of 2016 compared to 0.34% for the first half of 2015. Annualized return on average equity was 5.54% and 3.44% for the six months ended June 30, 2016 and 2015, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in thousands)	Three months ended 6/30/2016			Three months ended 6/30/2015
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$30,240	$211	2.79%	$26,734	$132	1.97%
Tax-exempt investments (1)	23,728	205	3.46%	16,400	132	3.22%

Total investments	53,968	416	3.08%	43,134	264	2.45%
Gross loans (2)	351,765	4,013	4.57%	309,695	3,715	4.80%
Interest-bearing deposits	11,635	12	0.41%	22,900	13	0.23%
Certificates of deposits	5,456	20	1.47%	2,245	9	1.60%
Federal funds sold	887	1	0.31%	703	—	0.05%

Total Interest Earning Assets	$423,711	$4,462	4.21%	$378,677	$4,001	4.23%

INTEREST-BEARING LIABILITIES:
Savings deposits	$42,926	$22	0.21%	$42,774	$19	0.18%
NOW deposits	39,988	15	0.15%	42,228	15	0.14%
Time deposits => $100,000	61,848	222	1.44%	55,340	212	1.54%
Time deposits < $100,000	64,535	216	1.34%	56,494	199	1.41%
Time deposits - Wholesale	1,915	3	0.54%	7,686	8	0.42%
Money market deposit accounts	85,247	163	0.77%	56,972	117	0.82%

Total Deposits	296,459	641	0.87%	261,494	570	0.87%
Federal funds purchased	609	1	1.11%	—	—	—
Securities sold under repurchase agreements	6,708	4	0.20%	7,424	2	0.11%
Subordinated debt	6,850	118	6.92%	2,504	42	6.71%
FHLB advances	31,056	117	1.51%	34,722	87	1.00%

Total Interest-Bearing Liabilities	$341,682	$881	1.03%	$306,144	$701	0.92%

Net interest income and net interest margin		$3,581	3.37%		$3,300	3.49%

Non-interest-bearing deposits	$69,951	—	0.00%	$61,030	—	0.00%
Total Cost of funds			0.86%			0.76%
Net interest rate spread			3.35%			3.46%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees and nonaccrual loans.

Interest income for the three months ended June 30, 2016, on a tax-equivalent basis, was $4.5 million, an increase of $461 thousand from the second quarter of 2015, due mainly to increases in loan balances, additional investment securities and higher yields on investments. Interest expense for the three months ended June 30, 2016 was $881 thousand, an increase of $180 thousand from the second quarter of 2015, due primarily to subordinated debt that was issued in May 2015, increases in money market deposits, which supported loan growth, and higher average rates on FHLB advances. Net interest income for the three months ended June 30, 2016, on a tax-equivalent basis, was $3.6 million, an increase of $281 thousand from the second quarter of 2015.

The annualized net interest margin was 3.37% and 3.49% for the three months ended June 30, 2016 and 2015, respectively. This decline is due to continued reductions in loan yields, to 4.57% for the second quarter of 2016 from 4.80% for the second quarter of 2015, as market rates remain historically low and new loans are made at rates lower than existing loans. The cost of funds increased to 0.86% for the second quarter of 2016 from 0.76% for the second quarter of 2015, a result of the issuance of 6.50% subordinated debt in May 2015 and higher average costs of FHLB advances.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.35% for the three months ended June 30, 2016, compared to 3.46% for the three months ended June 30, 2015.

NON-INTEREST INCOME

Non-interest income for the second quarter of 2016 increased by $167 thousand, or 18.2%, compared to the second quarter of 2015. Contributing to this increase was $98 thousand in gains on the sale of investments, an $83 thousand improvement in secondary market lending income and a $65 thousand increase in fiduciary fees from the Trust Company.

NON-INTEREST EXPENSE

For both the three months ended June 30, 2016 and 2015, non-interest expenses totaled $3.6 million. The net increase in non-interest expense was $20 thousand, or 0.6%. Federal Deposit Insurance Corporation assessments increased by $39 thousand as a result of a higher assessment base compared to the second quarter of 2015. Bank franchise taxes increased by $11 thousand due to increased levels of capital. These increases were partially offset by a decrease of $25 thousand in salaries and benefits resulting from the staff reduction in December 2015.

FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in thousands)	Six months ended 6/30/2016			Six months ended 6/30/2015
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$30,196	$418	2.77%	$26,049	$258	1.98%
Tax-exempt investments (1)	24,043	411	3.42%	16,461	264	3.22%

Total investments	54,239	829	3.06%	42,510	522	2.46%
Gross loans (2)	349,831	7,987	4.57%	305,868	7,390	4.83%
Interest-bearing deposits	12,441	27	0.43%	19,026	21	0.22%
Certificates of deposits	5,497	42	1.53%	2,245	17	1.51%
Federal funds sold	702	1	0.31%	645	—	0.06%

Total Interest Earning Assets	$422,710	$8,886	4.20%	$370,294	$7,950	4.29%

INTEREST-BEARING LIABILITIES:
Savings deposits	$42,444	$42	0.20%	$43,669	$39	0.18%
NOW deposits	39,611	30	0.15%	41,969	31	0.15%
Time deposits => $100,000	62,275	452	1.46%	55,844	424	1.53%
Time deposits < $100,000	63,332	431	1.37%	56,618	400	1.42%
Time deposits - Wholesale	3,709	9	0.50%	7,827	15	0.39%
Money market deposit accounts	84,225	322	0.77%	48,414	177	0.74%

Total Deposits	295,596	1,286	0.88%	254,341	1,086	0.86%
Federal funds purchased	304	1	1.11%	—	—	—
Securities sold under repurchase agreements	6,269	6	0.19%	6,740	4	0.12%
Subordinated debt	6,848	236	6.92%	1,252	42	6.71%
FHLB advances	34,465	242	1.41%	34,861	172	0.99%

Total Interest-Bearing Liabilities	$343,482	$1,771	1.04%	$297,194	$1,304	0.88%

Net interest income and net interest margin		$7,115	3.37%		$6,646	3.59%

Non-interest-bearing deposits	$66,738	—	0.00%	$61,030	—	0.00%
Total Cost of funds			0.87%			0.73%
Net interest rate spread			3.33%			3.56%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees and nonaccrual loans.

Interest income for the six months ended June 30, 2016, on a tax-equivalent basis, was $8.9 million, an increase of $936 thousand from the first six months of 2015, due mainly to increases in loan balances, investment balances and investment yields. Interest expense for the six months ended June 30, 2016 was $1.8 million, an increase of $467 thousand from the first six months of 2015, due primarily to subordinated debt that was issued in May 2015, higher costs of FHLB advances and increases in money market deposits in Richmond, which supported loan growth. Net interest income for the first six months of 2016, on a tax-equivalent basis, was $7.1 million, an increase of $469 thousand from the same period of 2015.

The annualized net interest margin was 3.37% and 3.59% for the six months ended June 30, 2016 and 2015, respectively. This decline is due to continued reductions in loan yields, to 4.57% for the first half of 2016 from 4.83% for the first half of 2015, as market rates remain historically low and new loans are made at rates lower than existing loans. The cost of funds increased to 0.87% for the first half of 2016 from 0.73% for the first half of 2015, a result of the issuance of 6.50% subordinated debt in May 2015 and the higher cost FHLB advances.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.33% for the six months ended June 30, 2016, compared to 3.56% for the six months ended June 30, 2015.

NON-INTEREST INCOME

Non-interest income for the first half of 2016 increased by $140 thousand, or 7.8%, compared to the first half of 2015. Contributing to this increase was $108 thousand in gains on the sale of investments, a $62 thousand increase in secondary market lending income and an increase of $51 thousand in fiduciary fees from the Trust Company. Partially offsetting these increases was a decrease of $63 thousand in non-deposit product income.

NON-INTEREST EXPENSE

Non-interest expense increased $55 thousand, or 0.8% to $7.3 million for the first half of 2016. The primary driver of this increase was Federal Deposit Insurance Corporation assessments which increased by $55 thousand as a result of a higher assessment base compared to 2015.

AVERAGE INTEREST-EARNINGS ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 14.2% to $422.7 million for the six months ended June 30, 2016, as compared to $370.3 million for the six months ended June 30, 2015, due mainly to growth of $44.0 million in average loans. Average interest-earning assets as a percent of total average assets were 92.8% for the six months ended June 30, 2016 as compared to 90.4% for the same period in 2015. The loan portfolio, with $349.8 million in average balances as of June 30, 2016, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 15.6% to $343.5 million for the six months ended June 30, 2016, as compared to $297.2 million for the six months ended June 30, 2015, due primarily to the growth in deposits from the Richmond branches. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $125.6 million for the six months ended June 30, 2016, up from $112.5 million for the similar period in 2015. Average balances of money market deposit accounts increased by $35.8 million to $84.2 million for the first half of 2016 compared to the same period in 2015.

ASSET QUALITY

Asset quality remains good. Non-performing assets, which include OREO and non-performing loans, decreased by $310 thousand to $8.0 million, or 1.7% of total assets as of June 30, 2016 compared to $8.3 million as of December 31, 2015. This decrease is primarily related to a decrease of $1.3 million in non-accruing loans partially offset by an increase of $771 thousand of OREO. The increase in OREO was attributable to the foreclosure of two properties related to a borrower who perpetrated fraud against the Company and who has subsequently been sentenced to 18 months in federal prison.

Loans charged off during the first six months of 2016, net of recoveries, totaled $824 thousand compared to $36 thousand for the first six months of 2015, primarily due to the aforementioned borrower. This represents an increase in the annualized net charge-off ratio to 0.47% for the first six months of 2016 compared to 0.02% for the first six months of 2015. Nearly all of those charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management believes it is maintaining an adequate level of the ALL at 1.01% of total loans at June 30, 2016 and 1.22% at December 31, 2015. The reduction is due mainly to anticipated declines in the specific components of the ALL. Historical loss factors have increased and qualitative factors are unchanged.

Non-Performing Assets

(Dollars in thousands)	June 30, 2016	December 31, 2015
Loans past due 90 days or more and still accruing	$216	$11
Non-accruing loans	5,147	6,433

Total non-performing loans	5,363	6,444

Other real estate owned	2,641	1,870

Total non-performing assets	$8,004	$8,314

Allowance for loan losses	$3,547	$4,223

Allowance to non-performing loans	66.1%	65.5%
Non-performing assets to total assets	1.7%	1.8%

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, increased by $1.6 million during the first six months of 2016 to $12.7 million, or 29.3% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of June 30, 2016, loans valued at $11.1 million were considered impaired, whereas $10.8 million were considered impaired as of December 31, 2015. Between December 31, 2015 and June 30, 2016, eight additional loans were identified as impaired, two dispensed through foreclosure and charged-off, one was paid off and three were upgraded. Management has reviewed the impaired credits and the underlying collateral and the current losses have been specifically reserved.

FINANCIAL CONDITION

Total assets increased to $468.3 million as of June 30, 2016 compared to $456.3 million as of December 31, 2015. Cash and due from banks, which produces no income, increased to $5.1 million from $5.0 million as of June 30, 2016 and December 31, 2015, respectively. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has increased by $4.7 million to $20.1 million since year-end 2015 primarily as a result of increased deposits.

During the six months ended June 30, 2016, gross loans increased by $3.7 million or 1.1%, to $351.3 million from $347.5 million at year-end 2015. The largest components of this increase were increases of $8.4 million related to residential mortgages and $3.5 million related to commercial mortgages, partially offset by decreases of $3.1 million related to construction, land and land development loans, $3.3 million related to commercial and industrial loans and $1.2 million related to consumer loans as the VISA accounts have been reclassified to loans held for sale. The Company anticipates selling these loans to a third party in the third quarter of 2016.

The Bank had $2.6 million and $1.9 million of OREO at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, OREO consists of three residences, seven lots, one former convenience store, one former restaurant and three commercial business properties. During the first six months of 2016, three properties with a total book value of $1.2 million from two borrowers were added through foreclosure, and four properties with a total book value of $379 thousand were sold. There were $53 thousand of write-downs of OREO properties during the first six months of 2016, compared to $72 thousand for the same period in 2015. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

As of June 30, 2016, securities available-for-sale at fair value totaled $54.0 million as compared to $54.1 million on December 31, 2015. This represents a net decrease of $78 thousand or 0.1% for the six months ended June 30, 2016. As of June 30, 2016, available-for-sale securities represented 11.5% of total assets and 12.8% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. Unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs.

The bank owned life insurance’s cash surrender value as of June 30, 2016 was $7.7 million. The insurance’s purpose is to offset the cost of employee benefits.

As of June 30, 2016, total deposits were $379.0 million compared to $359.9 million at year-end 2015. This represents an increase in balances of $19.2 million or 5.3% during the six months. The increase was driven by a $10.4 million increase in savings and interest bearing deposits, an increase of $409 thousand in time deposits and a $8.3 million increase in noninterest-bearing deposits.

FHLB balances have declined by $10.0 million since December 31, 2015, to $30.0 million as of June 30, 2016.

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

As of June 30, 2016, securities sold under repurchase agreements increased by $1.0 million to $8.2 million from $7.2 million at December 31, 2015. This increase was the result of normal seasonality for these customers.

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

At June 30, 2016, cash totaled $5.1 million, federal funds sold totaled $1.5 million, interest-bearing deposits totaled $20.1 million, securities, certificates of deposit maturing in one year or less totaled $2.2 million and loans maturing in one year or less totaled $25.2 million. This results in a liquidity ratio of 12.3% as of June 30, 2016 as compared to 12.1% as of December 31, 2015. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

The parent company has no substantial operations of its own, so its primary sources of liquidity are fees received from the Bank, interest on investments and borrowings. The parent company’s liquid assets consisted of cash and investment securities totaling $2.9 million as of June 30, 2016. The parent company has sufficient liquidity to meet its obligations and provide a source of capital for the Bank.

In addition, the Bank has a line of credit with the FHLB of $88.5 million, with $52.5 million available, plus federal funds lines of credit with correspondent banks totaling $21.5 million.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans. The Company’s shareholders’ equity before accumulated other comprehensive loss was $41.5 million on June 30, 2016 compared to $40.3 million on December 31, 2015. Accumulated other comprehensive loss decreased by $517 thousand between December 31, 2015 and June 30, 2016, primarily as a result of increases in unrealized net gains in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, on June 30, 2016, compared to December 31, 2015, increased to $8.69 from $8.45. Book value per share, including accumulated other comprehensive loss, increased to $8.63 on June 30, 2016 from $8.29 on December 31, 2015. No cash dividends were paid for the six month period ended June 30, 2016, nor for the comparable period ended June 30, 2015.

One source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval from the Bank’s regulators.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of June 30, 2016, the Bank’s capital ratios continue to be well in excess of regulatory minimums.

In July 2013, the Federal Reserve issued final rules that made the changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four year period beginning January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of June 30, 2016, the Bank maintained Common Equity Tier 1 capital of $40.7 million, Tier 1 capital of $40.7 million, risk weighted assets of $315.7 million, and total risk-based capital of $44.2 million. As of June 30, 2016, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 12.89% of risk-weighted assets, the Tier 1 capital ratio at 12.89% of risk-weighted assets, the total capital ratio at 14.01% of risk-weighted assets, and the Tier 1 leverage ratio at 9.08% of total assets.

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

Off Balance Sheet Arrangements

	June 30, 2016	December 31, 2015
(Dollars in thousands)
Total loan commitments outstanding	$26,552	$42,713
Standby-by letters of credit	396	473
Low income housing tax credit fund	498	499

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of June 30, 2016.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the six months ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 17, 2014, the Company announced a share repurchase program pursuant to which it is authorized to repurchase up to 240,892 shares of its common stock. The share repurchase program was authorized to last through December 31, 2015. On November 12, 2015, the Board of Directors extended the share repurchase program until December 31, 2016. A total of 43,000 shares have been repurchased as of June 30, 2016. No share repurchases have been made during 2016.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

3.1	Bylaws of Bay Banks of Virginia, Inc., as amended May 16, 2016 (incorporated by reference to previously filed Form 8-K filed on May 18, 2016).

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 10, 2016	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)