Form 10-Q
period 2016-09-30
BAY BANKS OF VIRGINIA INC
filed 2016-11-14
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

4,774,856 shares of common stock on November 1, 2016

FORM 10-Q

For the interim period ending September 30, 2016

PART I – FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$5,280	$4,969
Interest-bearing deposits	6,343	15,330
Certificates of deposit	4,464	5,735
Federal funds sold	460	271
Securities available-for-sale, at fair value	52,563	54,090
Restricted securities	2,209	2,731
Loans receivable, net of allowance for loan losses of $3,741 and $4,223	364,822	343,323
Loans held for sale	481	270
Premises and equipment, net	11,021	11,646
Accrued interest receivable	1,241	1,318
Other real estate owned, net	2,764	1,870
Bank owned life insurance	9,792	7,595
Goodwill	2,808	2,808
Mortgage servicing rights	590	658
Other assets	3,436	3,682

Total assets	$468,274	$456,296

LIABILITIES
Noninterest-bearing deposits	$74,615	$65,842
Savings and interest-bearing demand deposits	175,448	166,628
Time deposits	127,912	127,388

Total deposits	377,975	359,858
Securities sold under repurchase agreements	12,984	7,161
Federal Home Loan Bank advances	25,000	40,000
Subordinated debt, net of issuance costs	6,856	6,844
Other liabilities	3,511	2,864

Total liabilities	426,326	416,727

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 10,000,000 shares; outstanding - 4,774,856 and 4,774,856 shares, respectively)	23,874	23,874
Additional paid-in capital	2,828	2,812
Retained earnings	15,623	13,659
Accumulated other comprehensive loss, net	(377)	(776)

Total shareholders’ equity	41,948	39,569

Total liabilities and shareholders’ equity	$468,274	$456,296

(1)	Derived from Audited December 31, 2015 Financial Statements

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands except per share amounts)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
INTEREST INCOME
Loans, including fees	$4,153	$3,810	$12,140	$11,200
Securities:
Taxable	233	144	651	402
Tax-exempt	123	102	394	276
Federal funds sold	1	—	2	—
Interest-bearing deposit accounts	25	9	52	30
Certificates of deposit	20	15	62	32

Total interest income	4,555	4,080	13,301	11,940

INTEREST EXPENSE
Deposits	648	643	1,934	1,729
Federal funds purchased	1	—	2	—
Securities sold under repurchase agreements	4	4	10	8
Subordinated debt	118	119	354	161
FHLB advances	118	87	360	259

Total interest expense	889	853	2,660	2,157

Net interest income	3,666	3,227	10,641	9,783

Provision for loan losses	259	84	407	354

Net interest income after provision for loan losses	3,407	3,143	10,234	9,429

NON-INTEREST INCOME
Income from fiduciary activities	253	197	696	589
Service charges and fees on deposit accounts	212	237	667	686
VISA-related fees	48	44	153	153
Non-deposit product income	83	77	263	324
Other service charges and fees	152	144	449	414
Secondary market lending income	165	171	465	409
Increase in cash surrender value of life insurance	73	62	197	187
Net gains on sale of securities available for sale	180	2	290	4
Other real estate losses	(6)	(167)	(94)	(247)
Net gains (losses) on the disposal of fixed assets	—	1	—	(6)
Other income	178	5	194	62

Total non-interest income	1,338	773	3,280	2,575

NON-INTEREST EXPENSES
Salaries and employee benefits	1,881	1,959	5,751	5,847
Occupancy expense	445	465	1,344	1,342
Software maintenance	152	175	494	465
Bank franchise tax	82	61	203	159
VISA expense	20	19	81	83
Telephone expense	30	35	96	101
FDIC assessments	96	71	280	200
Foreclosure property expense	11	15	40	36
Consulting expense	87	71	216	236
Other expense	761	714	2,376	2,377

Total non-interest expenses	3,565	3,585	10,881	10,846

Net income before income taxes	1,180	331	2,633	1,158
Income tax expense	326	50	669	202

Net income	$854	$281	$1,964	$956

Basic Earnings Per Share
Average basic shares outstanding	4,774,856	4,780,649	4,774,856	4,797,405
Earnings per share, basic	$0.18	$0.06	$0.41	$0.20
Diluted Earnings Per Share
Average diluted shares outstanding	4,797,521	4,796,008	4,793,147	4,811,129
Earnings per share, diluted	$0.18	$0.06	$0.41	$0.20

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2016	2015	2016	2015
Net income	$854	$281	$1,964	$956
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	—	403	895	140
Deferred tax expense	—	(136)	(305)	(47)
Reclassification of net securities gains recognized in net income	(180)	(2)	(290)	(4)
Deferred tax expense	62	—	99	1

Unrealized gains (losses) adjustment, net of tax	(118)	265	399	90

Total other comprehensive (loss) income	(118)	265	399	90

Comprehensive income	$736	$546	$2,363	$1,046

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Nine Months ended September 30, 2016
Balance at beginning of period	4,774,856	$23,874	$2,812	$13,659	$(776)	$39,569
Net income	—	—	—	1,964	—	1,964
Other comprehensive income	—	—	—	—	399	399
Stock-based compensation expense	—	—	16	—	—	16

Balance at end of period	4,774,856	$23,874	$2,828	$15,623	$(377)	$41,948

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$1,964	$956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	791	727
Net amortization and accretion of securities	320	280
Amortization of subordinated debt issuance costs	12	5
Provision for loan losses	407	354
Stock compensation expense	16	17
Deferred tax benefit	(6)	(12)
Gain on securities available-for-sale	(290)	(4)
Increase in OREO valuation allowance	53	159
Loss on sale of other real estate	41	88
Loss on the disposal of fixed assets	—	6
Decrease (increase) in mortgage servicing rights	68	(46)
Loan originations for sale	(14,232)	(11,857)
Loan sales	14,378	10,887
Gain on sold loans	(357)	(212)
Gain on sale of VISA loan portfolio	(150)	—
Increase in cash surrender value of life insurance	(197)	(187)
Decrease (increase) in accrued income and other assets	123	(296)
Increase in other liabilities	643	555

Net cash provided by operating activities	3,584	1,420

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	2,907	1,069
Proceeds from sales and calls of available-for-sale securities	14,582	4,819
Maturities of certificates of deposit	1,240	1,240
Purchases of available-for-sale securities and certificates of deposit	(15,356)	(18,561)
Purchase of life insurance	(2,000)	—
Sales of restricted securities	522	169
Increase in federal funds sold	(189)	(347)
Proceeds from the sale of VISA loan portfolio	1,301	—
Loan (originations) and principal collections, net	(24,283)	(35,050)
Proceeds from sale of other real estate	244	520
Purchases of premises and equipment	(168)	(1,111)

Net cash used in investing activities	(21,200)	(47,252)

Cash Flows From Financing Activities
Net increase in demand, savings, and other interest-bearing deposits	17,593	35,073
Net increase (decrease) in time deposits	524	(3,274)
Repurchase of common stock	—	(243)
Net increase in securities sold under repurchase agreements	5,823	4,479
Issuance of subordinated debt, net	—	6,834
Decrease in Federal Home Loan Bank advances	(15,000)	(5,000)

Net cash provided by financing activities	8,940	37,869

Net decrease in cash and due from banks	(8,676)	(7,963)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	20,299	20,965

Cash and cash equivalents (including interest-earning deposits) at end of period	$11,623	$13,002

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,549	$2,102

Income taxes	70	590

Non-cash investing and financing:
Unrealized gain (loss) on investment securities	605	136

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	1,348	437

Loans originated to facilitate sale of OREO	116	118

Changes in deferred taxes resulting from OCI transactions	206	90

Transfer of loans to held for sale	1,173	—

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

All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. Any subsequent interest received on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Generally, a loan is returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or it becomes well secured and in the process of collection.

Allowance for loan losses (“ALL”)

The ALL reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each homogenous segment of the portfolio, plus any loans analyzed individually for impairment. Depending on the nature of each segment, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

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

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured for impairment generally include: (1) non-accruing Special mention, Substandard and Doubtful loans in excess of $250,000; (2) Substandard and Doubtful loans in excess of $500,000; (3) Special Mention loans in excess of $500,000 if any of the loans in the relationship are more than 30 days past due or if the borrower has filed for bankruptcy; and (4) all TDRs. A specific allowance arises when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates smaller commercial loans, residential mortgages and consumer loans, grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, then adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

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

The general component of the ALL calculation collectively evaluates groups of loans in segments or classes, as noted above. The segments are: (1) Mortgage loans on real estate; (2) Commercial and industrial loans; and (3) Consumer and other loans. The segment for Mortgage loans on real estate is disaggregated into the following classes: (1) Construction, land and land development; (2) Farmland; (3) Residential first mortgages; (4) Residential revolving and junior mortgages; (5) Commercial mortgages (non-owner-occupied); and (6) Commercial mortgages (owner-occupied). Loans in segment 1 are secured by real estate. Loans in segments 2 and 3 are secured by other types of collateral or are unsecured. A given segment or class may not reflect the purpose of a loan. For example, a business owner may provide his residence as collateral for a loan to his company, in which case the loan would be grouped in a residential mortgage class. Historical loss factors are calculated for the prior 20 quarters by segment and class, and then applied to the current balances in each segment and class. Finally, qualitative factors are applied to each segment and class.

Construction and development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor may face financial pressure unrelated to the project. Loans secured by land, farmland and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate which may depreciate over time. Consumer loans carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by divorce, unemployment, personal illness or bankruptcy of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral. Consumer loans have historically included credit cards, which are unsecured. The credit card portfolio was sold to an unaffiliated third party in the third quarter of 2016.

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

Note 3: Amendments to the Accounting Standards Codification

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) which is new guidance for the accounting for credit losses on instruments within its scope. It introduces a new model for current expected credit losses (“CECL”) which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This will include loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In addition, ASU 2016-13 replaces the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. The ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods for estimating the ALL. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: a) income tax consequences; b) classification of awards as either equity or liabilities; and c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact that ASU 2016-09 will have on its consolidated financial statements.

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

Note 4: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
Available-for-sale securities September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$6,945	$58	$—	$7,003
U.S. Government agencies	25,461	272	(56)	25,677
State and municipal obligations	19,363	541	(21)	19,883

	$51,769	$871	$(77)	$52,563

Available-for-sale securities December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$3,950	$—	$(5)	$3,945
U.S. Government agencies	21,375	69	(156)	21,288
State and municipal obligations	28,599	313	(55)	28,857

	$53,924	$382	$(216)	$54,090

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Gross realized gains	$180	$3	$300	$27
Gross realized losses	—	(1)	(10)	(23)

Net realized gains (losses)	$180	$2	$290	$4

Aggregate proceeds	$4,984	$1,995	$14,582	$4,819

Average yields (taxable equivalent) on securities were 3.10% and 2.43% for the three months ended September 30, 2016 and 2015, respectively, and 3.07% and 2.45% for the nine months ended September 30, 2016 and 2015, respectively.

Securities with a market value of $15.5 million and $8.6 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $13.0 million and $7.2 million as of September 30, 2016 and December 31, 2015, respectively, and included in liabilities on the consolidated balance sheets.

The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at September 30, 2016 and December 31, 2015, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, and states and municipal securities are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at September 30, 2016 included 12 federal agencies and six municipals. Bonds with unrealized loss positions at December 31, 2015 included 24 federal agencies, one corporate bond and 17 municipals. The tables are shown below.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$5,573	$(43)	$1,385	$(13)	$6,958	$(56)
States and municipal obligations	2,064	(21)	—	—	2,064	(21)

Total temporarily impaired securities	$7,637	$(64)	$1,385	$(13)	$9,022	$(77)

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$495	$(5)	$—	$—	$495	$(5)
U.S. Government agencies	13,871	(141)	1,619	(15)	15,490	(156)
States and municipal obligations	2,566	(17)	3,281	(38)	5,847	(55)

Total temporarily impaired securities	$16,932	$(163)	$4,900	$(53)	$21,832	$(216)

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.5 million and $2.0 million at September 30, 2016 and December 31, 2015, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $565 thousand and $505 thousand at September 30, 2016 and December 31, 2015, respectively. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 5: Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Mortgage loans on real estate:
Construction, Land and Land Development	$41,530	$42,129
Farmland	1,051	1,030
Commercial Mortgages (Non-Owner Occupied)	29,131	29,086
Commercial Mortgages (Owner Occupied)	45,504	43,956
Residential First Mortgages	185,373	164,405
Residential Revolving and Junior Mortgages	25,389	26,497
Commercial and Industrial loans	36,596	35,104
Consumer Loans	3,615	5,015

Total loans	368,189	347,222
Net unamortized deferred loan costs	374	324
Allowance for loan losses	(3,741)	(4,223)

Loans, net	$364,822	$343,323

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

(Dollars in thousands) Loans Past Due and Nonaccruals	30-89 Days	90 Days or More Past Due and		Total Past Due and		Total
September 30, 2016	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Construction, Land and Land Development	$62	$67	$627	$756	$40,774	$41,530
Farmland	—	—	—	—	1,051	1,051
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	29,131	29,131
Commercial Mortgages (Owner Occupied)	294	100	1,650	2,044	43,460	45,504
Residential First Mortgages	860	—	2,276	3,136	182,237	185,373
Residential Revolving and Junior Mortgages	12	—	213	225	25,164	25,389
Commercial and Industrial	19	11	92	122	36,474	36,596
Consumer Loans	—	—	—	—	3,615	3,615

Total	$1,247	$178	$4,858	$6,283	$361,906	$368,189

Loans Past Due and Nonaccruals	30-89 Days	90 Days or More Past Due and		Total Past Due and		Total
December 31, 2015	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Construction, Land and Land Development	$93	$—	$672	$765	$41,364	$42,129
Farmland	—	—	—	—	1,030	1,030
Commercial Mortgages (Non-Owner Occupied)	264	—	—	264	28,822	29,086
Commercial Mortgages (Owner Occupied)	133	—	2,350	2,483	41,473	43,956
Residential First Mortgages	1,304	—	2,841	4,145	160,260	164,405
Residential Revolving and Junior Mortgages	70	—	277	347	26,150	26,497
Commercial and Industrial	10	—	285	295	34,809	35,104
Consumer Loans	32	11	8	51	4,964	5,015

Total	$1,906	$11	$6,433	$8,350	$338,872	$347,222

In July 2016, the Bank sold its VISA loan portfolio to an unaffiliated third party, recognizing a gain of $150 thousand on sale.

Note 6: Allowance for Loan Losses

Loans Evaluated for Impairment

Loan receivables evaluated for impairment individually and collectively by segment as of September 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Mortgage Loans	Commercial and	Consumer
As of September 30, 2016	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$10,426	$93	$—	$10,519
Collectively evaluated for impairment	317,552	36,503	3,615	357,670

Total Gross Loans	$327,978	$36,596	$3,615	$368,189

	Mortgage	Commercial
	Loans	and	Consumer
As of December 31, 2015	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$10,542	$284	$—	$10,826
Collectively evaluated for impairment	296,561	34,820	5,015	336,396

Total Gross Loans	$307,103	$35,104	$5,015	$347,222

Allowance for Loan Losses

The allowance for loan losses disaggregated based on loan receivables evaluated for impairment individually and collectively by segment as of September 30, 2016 and December 31, 2015 are as follows:

	Mortgage	Commercial
(Dollars in thousands)	Loans	and	Consumer
As of September 30, 2016	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$751	$92	$—	$843
Collectively evaluated for impairment	2,457	388	53	2,898

Total allowance for loan losses	$3,208	$480	$53	$3,741

	Mortgage Loans	Commercial and	Consumer
As of December 31, 2015	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$1,256	$278	$—	$1,534
Collectively evaluated for impairment	2,246	321	122	2,689

Total allowance for loan losses	$3,502	$599	$122	$4,223

A disaggregation and an analysis of the change in the allowance for loan losses by segment is shown below.

	Mortgage	Commercial
	Loans on	and	Consumer
(Dollars in thousands)	Real Estate	Industrial	Loans	Total
For the Three Months Ended
September 30, 2016
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,995	$435	$117	$3,547
Reclassification of allowanace related to sold loans	—	—	(27)	(27)
(Charge-offs)	(46)	—	(10)	(56)
Recoveries	15	—	3	18
Provision	244	45	(30)	259

Ending Balance	$3,208	$480	$53	$3,741

	Mortgage	Commercial
	Loans on	and	Consumer
	Real Estate	Industrial	Loans	Total
For the Three Months Ended
September 30, 2015
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,889	$420	$130	$3,439
(Charge-offs)	(12)	(132)	(17)	(161)
Recoveries	6	—	6	12
Provision	(69)	145	8	84

Ending Balance	$2,814	$433	$127	$3,374

	Mortgage	Commercial
	Loans on	and	Consumer
(Dollars in thousands)	Real Estate	Industrial	Loans	Total
For the Nine Months Ended
September 30, 2016
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,502	$599	$122	$4,223
Reclassification of allowance related to sold loans	—	—	(27)	(27)
(Charge-offs)	(702)	(158)	(41)	(901)
Recoveries	25	5	9	39
Provision	383	34	(10)	407

Ending Balance	$3,208	$480	$53	$3,741

	Mortgage	Commercial
	Loans on	and	Consumer
	Real Estate	Industrial	Loans	Total
For the Nine Months Ended
September 30, 2015
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,778	$323	$104	$3,205
(Charge-offs)	(13)	(132)	(103)	(248)
Recoveries	16	—	47	63
Provision	33	242	79	354

Ending Balance	$2,814	$433	$127	$3,374

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

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
(Dollars in thousands)	Land		(Non-Owner	(Owner	and
As of September 30, 2016	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$34,042	$1,051	$24,398	$36,044	$35,026	$130,561
Watch	5,466	—	4,212	5,433	1,193	16,304
Special mention	182	—	273	1,467	126	2,048
Substandard	1,840	—	248	2,560	251	4,899
Doubtful	—	—	—	—	—	—

Total	$41,530	$1,051	$29,131	$45,504	$36,596	$153,812

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
	Land		(Non-Owner	(Owner	and
As of December 31, 2015	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$34,692	$1,030	$24,258	$33,023	$29,383	$122,386
Watch	5,337	—	4,564	4,968	5,202	20,071
Special mention	1,119	—	—	2,687	148	3,954
Substandard	981	—	264	3,278	371	4,894
Doubtful	—	—	—	—	—	—

Total	$42,129	$1,030	$29,086	$43,956	$35,104	$151,305

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

(Dollars in thousands)		Residential
	Residential	Revolving
As of September 30, 2016	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (1)	Mortgages (2)	Loans (3)	Total
Performing	$183,097	$25,176	$3,615	$211,888
Nonperforming	2,276	213	—	2,489

Total	$185,373	$25,389	$3,615	$214,377

		Residential
	Residential	Revolving
As of December 31, 2015	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (4)	Mortgages (5)	Loans (6)	Total
Performing	$161,564	$26,220	$4,996	$192,780
Nonperforming	2,841	277	19	3,137

Total	$164,405	$26,497	$5,015	$195,917

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.3 million as of September 30, 2016.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $265 thousand as of September 30, 2016.
(3)	No Consumer Loans had been assigned a risk rating grade of Substandard as of September 30, 2016.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.9 million as of December 31, 2015.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $372 thousand as of December 31, 2015.
(6)	No Consumer Loans had been assigned a risk rating grade of Substandard as of December 31, 2015.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of September 30, 2016 and December 31, 2015, along with the average recorded investment and interest income recognized for the three and nine months ended September 30, 2016 and 2015, respectively.

(Dollars in thousands) IMPAIRED LOANS	At September 30, 2016			At December 31, 2015
	Recorded	Customers’ Unpaid	Related	Recorded	Customers’ Unpaid	Related
	Investment	Principal Balance	Allowance	Investment	Principal Balance	Allowance
With no related allowance:
Construction, land and land development	$1,532	$1,540	$—	$445	$451	$—
Residential First Mortgages	2,520	2,552	—	3,130	3,166	—
Residential Revolving and Junior Mortgages (1)	951	951	—	233	233	—
Commercial Mortgages (Non-owner occupied)	248	248	—	264	264	—
Commercial Mortgages (Owner occupied)	2,050	2,356	—	1,352	1,390	—
Commercial and Industrial	—	—	—	—	—	—

	7,301	7,647	—	5,424	5,504	—

With an allowance recorded:
Construction, land and land development	248	287	150	262	290	120
Residential First Mortgages	1,961	1,961	366	2,507	2,507	308
Residential Revolving and Junior Mortgages (1)	232	235	148	258	259	150
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	684	692	87	2,091	2,348	678
Commercial and Industrial	93	101	92	284	285	278

	3,218	3,276	843	5,402	5,689	1,534

Total Impaired Loans:
Construction, land and land development	1,780	1,827	150	707	741	120
Residential First Mortgages	4,481	4,513	366	5,637	5,673	308
Residential Revolving and Junior Mortgages (1)	1,183	1,186	148	491	492	150
Commercial Mortgages (Non-owner occupied)	248	248	—	264	264	—
Commercial Mortgages (Owner occupied)	2,734	3,048	87	3,443	3,738	678
Commercial and Industrial	93	101	92	284	285	278

	$10,519	$10,923	$843	$10,826	$11,193	$1,534

(1)	Junior mortgages include equity lines.

	For the three months ended				For the nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance:
Construction, land and land development	$1,533	$14	$448	$—	$1,262	$41	$449	$—
Residential First Mortgages	2,618	4	2,061	18	2,432	9	1,813	53
Residential Revolving and Junior Mortgages (1)	951	9	50	1	739	30	50	2
Commercial Mortgages (Non-owner occupied)	248	4	264	4	252	11	264	12
Commercial Mortgages (Owner occupied)	2,104	9	1,354	8	1,982	26	1,036	20
Commercial and Industrial	—	—	—	—	—	—	—	—
Consumer (2)	—	—	3	—	—	—	4	—

	7,454	40	4,180	31	6,667	117	3,616	87

With an allowance recorded:
Construction, land and land development	250	1	268	1	255	3	272	4
Residential First Mortgages	1,965	24	1,741	21	1,956	66	1,748	64
Residential Revolving and Junior Mortgages (1)	234	—	209	2	209	4	191	6
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	686	5	1,152	6	691	17	1,156	21
Commercial and Industrial	92	—	120	—	105	1	91	—
Consumer (2)	—	—	—	—	—	—	—	—

	3,227	30	3,490	30	3,216	91	3,458	95

Total
Construction, land and land development	1,783	15	716	1	1,517	44	721	4
Residential First Mortgages	4,583	28	3,802	39	4,388	75	3,561	117
Residential Revolving and Junior Mortgages (1)	1,185	9	259	3	948	34	241	8
Commercial Mortgages (Non-owner occupied)	248	4	264	4	252	11	264	12
Commercial Mortgages (Owner occupied)	2,790	14	2,506	14	2,673	43	2,192	41
Commercial and Industrial	92	—	120	—	105	1	91	—
Consumer (2)	—	—	3	—	—	—	4	—

	$10,681	$70	$7,670	$61	$9,883	$208	$7,074	$182

(1)	Junior mortgages include equity lines.
(2)	Includes credit cards.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At September 30, 2016 and December 31, 2015, non-accruing loans excluded from impaired loan disclosure totaled $77 thousand and $95 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $1 thousand during both the three months ended September 30, 2016 and 2015 and $3 thousand and $9 thousand during the nine months ended September 30, 2016 and 2015, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the three and nine months ended September 30, 2016 and 2015.

	For the three months ended			For the three months ended
	September 30, 2016			September 30, 2015
(Dollars in thousands) TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	—	$—	$—	1	$213	$211

(1)	Modification was an extension of loan terms.

	For the nine months ended			For the nine months ended
	September 30, 2016			September 30, 2015
(Dollars in thousands) TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (2) (1)	1	$244	$244	1	$213	$211
Commercial mortgage (Owner occupied) (2)	—	—	—	1	105	124

(1)	Modification was an extension of loan terms.
(2)	Modification was a capitalization of interest.

	For the three months ended		For the three months ended
(Dollars in thousands)	September 30, 2016		September 30, 2015
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—

	For the nine months ended		For the nine months ended
(Dollars in thousands)	September 30, 2016		September 30, 2015
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial mortgage (Owner occupied)	—	$—	1	$124

Other Real Estate Owned

The table below details the properties included in other real estate owned (“OREO”) as of September 30, 2016 and December 31, 2015. There were three collateralized consumer residential mortgage loans with an aggregate balance of $601 thousand from two borrowers in the process of foreclosure as of September 30, 2016.

	As of September 30, 2016		As of December 31, 2015
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	3	$1,172	3	$540
Land lots	6	536	7	413
Convenience stores	1	59	2	191
Restaurant	1	55	1	55
Commerical properties	3	942	3	671

Total	14	$2,764	16	$1,870

Included in other assets as of September 30, 2016, was one residential property purchased in 2013 from a related party with a value of $708 thousand and a former branch, which was closed April 30, 2015, with a value of $403 thousand. Both properties are being marketed for sale.

Note 7: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the three months ended				For the nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Average	Per share	Average	Per share	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	4,774,856	$0.18	4,780,649	$0.06	4,774,856	$0.41	4,797,405	$0.20
Effect of dilutive securities:
Stock options	22,665		15,359		18,291		13,724

Diluted earnings per share	4,797,521	$0.18	4,796,008	$0.06	4,793,147	$0.41	4,811,129	$0.20

For the three months ended September 30, 2016 and 2015, options on 33,451 and 60,973 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the nine months ended September 30, 2016 and 2015, options on 47,041 and 68,473 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 8: Stock-Based Compensation

On June 28, 2013, the Company registered with the Securities and Exchange Commission a stock-based compensation plan, which superseded all other plans. There are 342,000 shares available for grant under this plan at September 30, 2016.

Stock-based compensation expense related to stock awards for both the three month periods ended September 30, 2016 and 2015 was zero. For the nine months ended September 30, 2016 and 2015, stock-based compensation expense related to stock awards was $16 thousand and $17 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of September 30, 2016.

Options for a total of 7,500 shares were granted and vested during the nine months ended September 30, 2016. The aggregate fair value of options granted during the nine months ended September 30, 2016 was $16 thousand. Options for a total of 7,500 shares were granted and vested during the nine months ended September 30, 2015. The aggregate fair value of options granted during the nine months ended September 30, 2015 was $17 thousand.

The variables used in these calculations of the fair value of the options are as follows:

	For the nine months ended September 30,
	2016	2015
Risk free interest rate (5 year Treasury)	1.49%	1.52%
Expected dividend yield	0.0%	0.0%
Expected term (years)	5	5
Expected volatility	40.1%	47.1%

Stock option activity for the nine months ended September 30, 2016 is summarized below:

			Weighted Average Remaining Contractual Life (in years)

		Weighted Average		Aggregate
		Exercise		Intrinsic
	Shares	Price		Value (1)
Options outstanding, January 1, 2016	211,185	$6.57	6.0
Granted	7,500	5.76
Forfeited	(13,787)	5.90
Exercised	—	—
Expired	(8,598)	12.84

Options outstanding and exercisable, September 30, 2016	196,300	$6.20	5.7	$126,134

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. This amount changes based on changes in the market value of the Company’s common stock.

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

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Nine months ended September 30,	2016	2015	2016	2015
Service cost	$—	$—	$17	$17
Interest cost	101	99	21	23
Expected return on plan assets	(142)	(148)	—	—
Settlement loss	21	—	—	—
Recognized net actuarial loss	58	57	—	—

Net periodic cost	$38	$8	$38	$40

The Company expects to make no contribution to its pension plan and $2 thousand to its post-retirement benefit plan during the remainder of 2016. The Company has contributed $5 thousand towards the post-retirement plan during the first nine months of 2016.

Note 10: Long Term Debt

FHLB Debt

As of September 30, 2016, the Bank had $25.0 million of outstanding FHLB debt, consisting of four advances. As of December 31, 2015, seven advances totaling $40.0 million were outstanding. Three advances for $5.0 million each that matured in February 2016, April 2016 and September 2016 were repaid. The fixed rate advance that matured in October 2016 was replaced with a three month 0.49% fixed rate advance for $5.0 million.

The five advances are shown in the following table.

			Current	Maturity
Description	Balance	Originated	Interest Rate	Date
Adjustable Rate Hybrid	$10,000,000	4/12/2013	3.04910%	4/13/2020
Fixed Rate Credit	5,000,000	10/20/2015	0.52000%	10/20/2016
Fixed Rate Credit	5,000,000	12/21/2015	0.99000%	6/15/2017
Fixed Rate Credit	5,000,000	12/22/2015	1.08000%	9/15/2017

	$25,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of September 30, 2016, was $84.7 million against a total line of credit of $115.7 million.

As of September 30, 2016 and December 31, 2015, the Company had $25.0 million and $40.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.74% and 1.17%, respectively.

Subordinated Debt

On May 28, 2015, the issued an aggregate of $7,000,000 of subordinated notes (the “Notes”). The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

(Dollars in thousands)	Balance as of
September 30, 2016
6.5% Subordinated Debt	$7,000
Less: Issuance costs	(144)

$6,856

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $6.00 per loan as of both September 30, 2016 and December 31, 2015. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 217% and 163% as of September 30, 2016 and December 31, 2015, respectively. A discount rate of 10% was then applied to each pool as of September 30, 2016 and 11.0% as of December 31, 2015. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

(Dollars in thousands)		Fair Value Measurements at September 30, 2016 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$7,003	$—	$1,500	$5,503
U. S. Government agencies	25,677	1,597	24,080	—
State and municipal obligations	19,883	—	19,883	—

Total securities available-for-sale:	$52,563	$1,597	$45,463	$5,503

Mortgage servicing rights	$590	$—	$—	$590
Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,071	1,071	—	—
Mutual funds - equity	1,615	1,615	—	—

Total defined benefit plan assets	$2,689	$2,689	$—	$—

		Fair Value Measurements at December 31, 2015 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$3,945	$—	$—	$3,945
U. S. Government agencies	21,288	1,216	20,072	—
State and municipal obligations	28,857	—	28,857	—

Total securities available-for-sale:	$54,090	$1,216	$48,929	$3,945

Mortgage servicing rights	$658	$—	$—	$658
Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,119	1,119	—	—
Mutual funds - equity	1,684	1,684	—	—

Total defined benefit plan assets	$2,806	$2,806	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

		Corporate
(Dollars in thousands)	MSRs	Bonds
Balance, January 1, 2016	$658	$3,945
Purchases	—	3,000
Impairments	—	—
Fair value adjustments	(68)	58
Sales	—	—

Balance, September 30, 2016	$590	$7,003

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at September 30, 2016 Using
(Dollars in thousands)	Balance as of
Description	September 30, 2016	Level 1	Level 2	Level 3
Impaired Loans, net	$2,375	$—	$—	$2,375
Other real estate owned, net	2,764	—	—	2,764

		Fair Value Measurements at December 31, 2015 Using
	Balance as of
Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired Loans, net	$3,868	$—	$—	$3,868
Other real estate owned, net	1,870	—	—	1,870

The following table displays quantitative information about Level 3 Fair Value Measurements as of September 30, 2016:

(Dollars in thousands)	Balance as of September 30, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$2,375	Discounted appraised value	Selling Cost	10% - 20% (14%)
			Lack of Marketability	50% (50%)
Other real estate owned, net	2,764	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	10% - 20% (11%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2015:

(Dollars in thousands)	Balance as of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$3,868	Discounted appraised value	Selling Cost	10% - 25% (13%)
			Lack of Marketability	50% - 60% (51%)
Other real estate owned, net	1,870	Discounted appraised value	Selling Cost	3% - 13% (4%)
			Lack of Marketability	10% - 20% (12%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at September 30, 2016 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	September 30, 2016	September 30, 2016	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,280	$5,280	$5,280	$—	$—
Interest-bearing deposits	6,343	6,343	6,343	—	—
Certificates of deposit	4,464	4,464	—	4,464	—
Federal funds sold	460	460	460	—	—
Securities available-for-sale	52,563	52,563	1,597	45,463	5,503
Restricted securities	2,209	2,209	—	—	2,209
Loans, net	364,822	371,247	—	—	371,247
Loans held for sale	481	481	—	—	481
Accrued interest receivable	1,241	1,241	—	1,241	—
Mortgage servicing rights	590	590	—	—	590
Financial Liabilities:
Non-interest-bearing liabilities	$74,615	$74,615	$74,615	$—	$—
Savings and other interest-bearing deposits	175,448	175,448	—	175,448	—
Time deposits	127,912	129,175	—	—	129,175
Securities sold under repurchase agreements	12,984	12,984	—	12,984	—
FHLB advances	25,000	25,755	—	25,755	—
Subordinated debt	6,856	7,000	—	—	7,000
Accrued interest payable	207	207	—	207	—

			Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2015	December 31, 2015	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,969	$4,969	$4,969	$—	$—
Interest-bearing deposits	15,330	15,330	15,330	—	—
Certificates of deposit	5,735	5,735	—	5,487	248
Federal funds sold	271	271	271	—	—
Securities available-for-sale	54,090	54,090	1,216	48,929	3,945
Restricted securities	2,731	2,731	—	—	2,731
Loans, net	343,323	347,500	—	—	347,500
Loans held for sale	270	270	—	—	270
Accrued interest receivable	1,318	1,318	—	1,318	—
Mortgage servicing rights	658	658	—	—	658
Financial Liabilities:
Non-interest-bearing liabilities	$65,842	$65,842	$65,842	$—	$—
Savings and other interest-bearing deposits	166,628	166,628	—	166,628	—
Time deposits	127,388	127,433	—	—	127,433
Securities sold under repurchase agreements	7,161	7,161	—	7,161	—
FHLB advances	40,000	40,855	—	40,855	—
Subordinated debt	6,844	7,000	—	—	7,000
Accrued interest payable	318	318	—	318	—

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At September 30, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 12: Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

	For the Three Months Ended September 30, 2016
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance July 1, 2016	$624	$(883)	$(259)
Change in net unrealized holding gains on securities, before reclassification	—	—	—
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $62	(118)	—	(118)

Balance September 30, 2016	$506	$(883)	$(377)

	For the Three Months Ended September 30, 2015
	Net Unrealized Gains (Losses)	Pension and Post-retirement	Accumulated Other Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance July 1, 2015	$(130)	$(966)	$(1,096)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $136	267	—	267
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $0	(2)	—	(2)

Balance September 30, 2015	$135	$(966)	$(831)

	For the Nine Months Ended September 30 , 2016
	Net Unrealized Gains (Losses)	Pension and Post-retirement	Accumulated Other Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2016	$107	$(883)	$(776)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $305	590	—	590
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $99	(191)	—	(191)

Balance September 30, 2016	$506	$(883)	$(377)

	For the Nine Months Ended September 30, 2015
	Net Unrealized Gains (Losses)	Pension and Post-retirement	Accumulated Other Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2015	$45	$(966)	$(921)
Change in net unrealized holding losses on securities, before reclassification, net of tax expense of $47	93	—	93
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $1	(3)	—	(3)

Balance September 30, 2015	$135	$(966)	$(831)

Reclassification for previously unrealized gains (losses) and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three and nine months ended September 30, 2016 and 2015.

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Three Months Ended

Holding Losses on Securities

(Dollars in thousands)	September 30, 2016	September 30, 2015
Net gains on sale of securities available-for-securities	$180	$2
Tax expense	(62)	—

Impact on net income	$118	$2

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Nine Months Ended

Holding Losses on Securities

(Dollars in thousands)	September 30, 2016	September 30, 2015
Net gains on sale of securities available-for-securities	$290	$4
Tax expense	(99)	(1)

Impact on net income	$191	$3

Note 13: Subsequent Event

On November 2, 2016, the Company signed a definitive merger agreement with Virginia BanCorp Inc. (“Virginia BanCorp”). Upon completion of the merger, the Company will be the surviving corporation and shareholders of Virginia BanCorp will receive 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they own. After the merger is completed, the Company’s shareholders will own approximately 51% of the stock of the Company and Virginia BanCorp’s shareholders will own approximately 49%. The merger is expected to be completed early in the second quarter of 2017, subject to approval of both companies’ shareholders, regulatory approvals, and other customary closing conditions. As of September 30, 2016, Virginia BanCorp, Inc. total assets were approximately $325.1 million and total stockholders’ equity was $35.7 million.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the benefits of the proposed merger between the Company and Virginia BanCorp, the Company’s and Virginia BanCorp’s plans, obligations, expectations and intentions and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the ability to obtain required regulatory and shareholder approvals and meet other closing conditions to the transaction; the ability to complete the merger as expected and within the expected timeframe; disruptions to customer and employee relationships and business operations caused by the merger; the ability to implement integration plans associated with the transaction, which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the merger within the expected timeframe, or at all, changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, expansion activities, demand for financial services in the Company’s market area, accounting principles, policies and guidelines and the other factors detailed in Bay Banks’s publicly filed documents, including its Annual Report on Form 10-K for the year ended December 31, 2015. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

On November 2, 2016, the Company signed a definitive merger agreement with Virginia BanCorp Inc. (“Virginia BanCorp”). Upon completion of the merger, the Company will be the surviving corporation and shareholders of Virginia BanCorp will receive 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they own. After the merger is completed, the Company’s shareholders will own approximately 51% of the stock of the Company and Virginia BanCorp’s shareholders will own approximately 49%. The merger is expected to be completed early in the second quarter of 2017, subject to approval of both companies’ shareholders, regulatory approvals, and other customary closing conditions. As of September 30, 2016, Virginia BanCorp, Inc. total assets were approximately $325.1 million and total stockholders’ equity was $35.7 million.

Earnings for the nine months ended September 30, 2016 and 2015 were $2.0 million and $956 thousand, respectively. This is an improvement of $1.0 million, or 105.4%, year over year. Improvements in net interest income and non-interest income all contributed to the increase. Net interest income grew by $858 thousand, non-interest income grew by $705 thousand and provision for loan losses increased by $53 thousand. Return on average assets improved to 0.57% from 0.31% for the same comparable period, and return on average equity improved to 6.44% from 3.23%.

The in-house loan portfolio grew by $21.0 million, or 6.0%, during the first nine months of 2016. Loans originated and sold to Fannie Mae generated growth of $4.8 million in that servicing portfolio since December 31, 2015. The portfolio of loans serviced for Fannie Mae totaled $76.4 million as of September 30, 2016 compared to $71.6 million as of December 31, 2015 and $70.6 million as of September 30, 2015. In the third quarter of 2016, the Company sold its credit card loan portfolio to an unaffiliated third party. This sale is providing improved customer service for cardholders and reducing the Company’s exposure to credit card fraud and security breaches. The Company realized a gain of approximately $150 thousand on the sale of the credit card loan portfolio.

The net interest margin declined to 3.39% for the first nine months of 2016 compared to 3.49% for the same period in 2015 as new loans are originated at rates lower than existing loans. Expansion into Richmond has generated $60.2 million of loans in that market as of September 30, 2016. Loans in the Richmond market grew $17.8 million in the nine months ended September 30, 2016.

Growth in loans requires growth in deposits or other borrowings in order to fund those loans, and retail deposits have grown $16.5 million in the nine months ended September 30, 2016. This deposit growth has allowed the Company to reduce borrowings from the FHLB by $15.0 million during that same time frame.

Loans past due or non-accruing have declined by $2.1 million to $6.3 million in the nine months ended September 30, 2016. Asset quality remains good with non-performing assets down to 1.7% of total assets at September 30, 2016 compared to 1.8% at December 31, 2015.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of this report.

EARNINGS SUMMATION

For the three months ended September 30, 2016 and 2015, net income was $854 thousand and $281 thousand, respectively, an increase of $573 thousand or 203.9%. Diluted earnings per average share for the three months ended September30, 2016 and 2015 were $0.18 and $0.06, respectively. The primary factors in the increase were $439 thousand in net interest income related to loan growth, a $180 thousand gain from sales of investments, a $150 thousand gain from the sale of the VISA credit card portfolio and a $56 thousand increase in fees related to fiduciary activities. These increases were partially offset by an increase in the provision for loan losses of $175 thousand. Annualized return on average assets was 0.72% for the third quarter of 2016 compared to 0.26% for the third quarter of 2015. Annualized return on average equity was 8.16% and 2.82% for the three months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016 and 2015, net income was $2.0 million and $956 thousand, respectively, an increase of $1.0 million or 105.4%. Diluted earnings per average share for the nine months ended September 30, 2016 and 2015 were $0.41 and $0.20, respectively. The primary factors in the increase were $858 thousand in net interest income related to higher loan balances and improved yields on investments securities, a $286 thousand increase in gains realized on the sales of securities and a $150 thousand gain recognized on the sale of the VISA credit card portfolio. These increases were partially offset by higher interest expense of $503 thousand related to additional money market accounts, the issuance of subordinated debt in May 2015, and an increase of $53 thousand in the provision for loan losses. Annualized return on average assets was 0.57% for the first nine months of 2016 compared to 0.31% for the first nine months of 2015. Annualized return on average equity was 6.44% and 3.23% for the nine months ended September 30, 2016 and 2015, respectively.

The table below details certain financial and statistical information for the Company relating to income and returns.

Return on Equity & Assets

	Nine Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	September 30,	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2016	2015	2014
Net Income	$1,964	$366	$1,830
Average Total Assets	459,974	416,872	343,838
Return on Average Assets	0.57%	0.09%	0.53%
Average Equity	$40,737	$39,740	$38,418
Return on Average Equity	6.44%	0.92%	4.76%
Cash Dividends declared per share	$—	$—	$—
Average Shares Outstanding	4,774,856	4,791,722	4,818,377
Average Diluted Shares Outstanding	4,793,147	4,805,318	4,829,581
Net Income per Share	$0.41	$0.08	$0.38
Net Income per Diluted Share	0.41	0.08	0.38
Cash Dividend Payout Ratio	0.0%	0.0%	0.0%
Average Equity to Average Assets Ratio	8.86%	9.53%	11.17%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in thousands)	Three months ended 9/30/2016			Three months ended 9/30/2015
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/Cost
INTEREST EARNING ASSETS:
Taxable investments	$33,149	$233	2.81%	$29,746	$144	1.94%
Tax-exempt investments (1)	20,987	186	3.55%	19,428	155	3.19%

Total investments	54,136	419	3.10%	49,174	299	2.43%
Gross loans (2)	358,087	4,153	4.63%	325,166	3,810	4.69%
Interest-bearing deposits	19,217	25	0.52%	17,769	9	0.20%
Certificates of deposits	5,083	20	1.57%	3,645	15	1.65%
Federal funds sold	1,679	1	0.31%	1,469	—	0.07%

Total Interest Earning Assets	$438,202	$4,618	4.22%	$397,223	$4,133	4.16%

INTEREST-BEARING LIABILITIES:
Savings deposits	$43,588	$24	0.22%	$41,835	$19	0.18%
NOW deposits	43,122	21	0.20%	40,772	15	0.15%
Time deposits => $100,000	62,055	218	1.39%	56,042	215	1.52%
Time deposits < $100,000	65,563	224	1.36%	57,134	207	1.44%
Time deposits - Wholesale	237	1	0.60%	6,387	6	0.39%
Money market deposit accounts	89,727	160	0.71%	75,676	181	0.95%

Total Deposits	304,292	648	0.84%	277,846	643	0.92%
Federal funds purchased	154	1	0.87%	327	—	0.67%
Securities sold under repurchase agreements	9,545	4	0.17%	9,728	4	0.18%
Subordinated debt	6,854	118	6.84%	6,840	119	6.96%
FHLB advances	29,334	118	1.60%	30,000	87	1.15%

Total Interest-Bearing Liabilities	$350,179	$889	1.01%	$324,741	$853	1.04%

Net interest income and net interest margin		$3,729	3.40%		$3,280	3.30%

Non-interest-bearing deposits	$76,810	—	0.00%	$60,658	—	0.00%
Total Cost of funds			0.83%			0.89%
Net interest rate spread			3.38%			3.28%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees and nonaccrual loans.

Interest income for the three months ended September 30, 2016, on a tax-equivalent basis, was $4.6 million, an increase of $485 thousand from the third quarter of 2015, due mainly to increases in loan balances, additional investment securities and higher yields on investments. Interest expense for the three months ended September 30, 2016 was $889 thousand, an increase of $36 thousand from the third quarter of 2015, due primarily to increases in deposits, which supported loan growth. Net interest income for the three months ended September 30, 2016, on a tax-equivalent basis, was $3.7 million, an increase of $449 thousand from the third quarter of 2015.

The annualized net interest margin was 3.40% and 3.30% for the three months ended September 30, 2016 and 2015, respectively. This increase is due primarily to higher investment yields of 3.10% in the third quarter of 2016 compared to 2.43% in the third quarter of 2015, plus reduced costs of money market accounts and time deposits. The net interest margin increase was partially offset by reductions in loan yields, to 4.63% for the third quarter of 2016 from 4.69% for the third quarter of 2015, as market rates remain historically low and new loans are made at rates lower than existing loans. The cost of funds declined to 0.83% for the third quarter of 2016 from 0.89% for the third quarter of 2015, a result of higher non-interest bearing deposit balances and lower costs of time deposits.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.38% for the three months ended September 30, 2016, compared to 3.28% for the three months ended September 30, 2015.

NON-INTEREST INCOME

Non-interest income for the third quarter of 2016 increased by $565 thousand, or 73.1%, compared to the third quarter of 2015. Contributing to this increase was a $178 thousand increase in gains on the sale of investments, a $150 thousand gain recognized on the sale of the VISA credit card portfolio, a $56 thousand increase in fiduciary fees from the Trust Company and a reduction of $161 thousand in losses from OREO.

NON-INTEREST EXPENSE

For both the three months ended September 30, 2016 and 2015, non-interest expenses totaled $3.6 million. Salaries and employee benefits declined $78 thousand quarter over quarter as the result of the staff reductions in December 2015 and August 2016.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in thousands)	Nine months ended 9/30/2016			Nine months ended 9/30/2015
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$31,181	$651	2.78%	$27,343	$402	1.96%
Tax-exempt investments (1)	23,024	597	3.46%	17,450	418	3.20%

Total investments	54,205	1,248	3.07%	44,793	820	2.45%
Gross loans (2)	351,805	12,140	4.60%	312,301	11,200	4.78%
Interest-bearing deposits	14,715	52	0.47%	18,607	30	0.21%
Certificates of deposits	5,343	62	1.57%	2,701	32	1.58%
Federal funds sold	1,027	2	0.31%	920	—	0.06%

Total Interest Earning Assets	$427,095	$13,504	4.22%	$379,322	$12,082	4.25%

INTEREST-BEARING LIABILITIES:
Savings deposits	$42,826	$66	0.21%	$43,058	$57	0.18%
NOW deposits	40,781	52	0.17%	41,570	47	0.15%
Time deposits => $100,000	62,201	670	1.44%	55,910	637	1.52%
Time deposits < $100,000	64,076	654	1.36%	56,789	608	1.43%
Time deposits - Wholesale	2,552	10	0.50%	7,347	21	0.39%
Money market deposit accounts	86,059	482	0.75%	57,501	359	0.83%

Total Deposits	298,495	1,934	0.87%	262,175	1,729	0.88%
Federal funds purchased	254	2	1.06%	109	—	0.68%
Securities sold under repurchase agreements	7,361	10	0.18%	7,736	8	0.14%
Subordinated debt	6,850	354	6.90%	3,114	161	6.91%
FHLB advances	32,754	360	1.47%	33,241	259	1.04%

Total Interest-Bearing Liabilities	$345,714	$2,660	1.03%	$306,375	$2,157	0.94%

Net interest income and net interest margin		$10,844	3.39%		$9,925	3.49%

Non-interest-bearing deposits	$70,096	—	0.00%	$61,030	—	0.00%
Total Cost of funds			0.85%			0.78%
Net interest rate spread			3.36%			3.47%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees and nonaccrual loans.

Interest income for the nine months ended September 30, 2016, on a tax-equivalent basis, was $13.5 million, an increase of $1.4 million from the first nine months of 2015, due mainly to increases in loan balances. Interest expense for the nine months ended September 30, 2016 was $2.7 million, an increase of $503 thousand from the first nine months of 2015, due primarily to subordinated debt that was issued in May 2015, higher costs of FHLB advances and increases in money market deposits in Richmond, which supported loan growth. Net interest income for the first nine months of 2016, on a tax-equivalent basis, was $10.8 million, an increase of $919 thousand from the same period of 2015.

The annualized net interest margin was 3.39% and 3.49% for the nine months ended September 30, 2016 and 2015, respectively. As shown in the volume and rate analysis table, the change is due to the following factors: (1) reductions in loan yields, to 4.60% for the first nine months of 2016 from 4.78% for the first nine months of 2015, as market rates remain historically low and new loans are made at rates lower than existing loans, which resulted in rate-related reductions in interest income of $478 thousand; and (2) the cost of funds increased to 0.85% for the first nine months of 2016 from 0.78% for the first nine months of 2015, which was due to the higher cost of FHLB advances and resulted in rate-related increases in interest expense of $105 thousand.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.75% for the nine months ended September 30, 2016, compared to 3.47% for the nine months ended September 30, 2015.

The following table details the volume and rate changes to net interest income.

Volume and Rate Analysis of Changes in Net Interest Income

	Nine Months Ended
	September 30,			Years Ended December 31,			Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014			2014 vs. 2013
(Dollars in Thousands)	Increase (Decrease)			Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$56	$193	$249	$184	$21	$205	$(68)	$(2)	$(70)
Tax-exempt investments (2)	135	44	179	12	16	28	59	15	74
Gross loans	1,418	(478)	940	2,590	(740)	1,850	1,403	(668)	735
Certificates of deposit	31	(1)	30	17	13	30	—	4	4
Interest-bearing deposits	(7)	29	22	17	(1)	16	(33)	(1)	(34)
Federal funds sold	—	2	2	1	—	1	(1)	—	(1)

Total interest earning assets	$1,633	$(211)	$1,422	$2,821	$(691)	$2,130	$1,360	$(652)	$708

Interest-Bearing Liabilities:
NOW checking	$(1)	$6	$5	$(2)	$—	$(2)	$1	$(14)	$(13)
Savings deposits	—	9	9	(1)	9	8	(5)	(15)	(20)
Money market accounts	179	(55)	124	221	209	430	10	(23)	(13)
Time deposits < $100,000	78	(32)	46	89	(60)	29	(87)	(176)	(263)
Time deposits => $100,000	72	(39)	33	182	(122)	60	(21)	(205)	(226)
Time deposits - Wholesale	(14)	2	(12)	17	1	18	9	—	9
Federal funds purchased	1	1	2	5	—	5	1	—	1
Securities sold under repurchase agreements	—	2	2	—	3	3	(1)	(6)	(7)
Subordinated notes	194	(1)	193	279	—	279	—	—	—
FHLB advances	(4)	105	101	131	(124)	7	165	(270)	(105)

Total interest-bearing liabilities	$505	$(2)	$503	$921	$(84)	$837	$72	$(709)	$(637)

Change in net interest income	$1,134	$(215)	$919	$1,900	$(607)	$1,293	$1,288	$57	$1,345

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

INTEREST SENSITIVITY

The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. The Company utilizes simulation models that estimate the effect of interest rate changes on net interest income and the economic value of equity. The Bank uses an asset-liability management consultant to assist with the management of interest rate risk, liquidity risk and balance sheet strategy. The Bank’s Asset Liability Committee (the “ALCO”) is responsible for monitoring interest rate risk and is composed of appointed members from management and the Board of Directors. Through the use of simulations, the ALCO reviews the overall magnitude of interest rate risk and then formulates policy with which to manage asset growth, funding sources, pricing, and off-balance sheet commitments. These decisions are based on management’s plans for growth, expectations regarding future interest rate movements, economic conditions both locally and nationally, and other business and risk factors.

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

NON-INTEREST INCOME

Non-interest income for the first nine months of 2016 increased by $705 thousand, or 27.4%, compared to the first nine months of 2015. Contributing to this increase was an increase of $286 thousand in gains on the sale of investments, a $150 thousand gain recognized on the sale of the VISA credit card portfolio, an increase of $107 thousand in fiduciary fees from the Trust Company and a decrease of $153 thousand in losses related to OREO sales and write-downs.

NON-INTEREST EXPENSE

Non-interest expense increased $35 thousand, or 0.3% and was $10.9 million and $10.8 million for the first nine months of 2016 and 2015, respectively. The primary driver of this increase was Federal Deposit Insurance Corporation deposit insurance assessments which increased by $80 thousand as a result of a higher assessment base compared to 2015 and a $44 thousand increase in bank franchise taxes, which were partially offset by a decrease in salaries and employee benefits of $96 thousand due to staff reductions in December 2015 and August 2016.

FINANCIAL CONDITION

Average Interest-Earning Assets and Average Interest-Bearing Liabilities

Average interest-earning assets increased 12.6% to $427.1 million for the nine months ended September 30, 2016, as compared to $379.3 million for the nine months ended September 30, 2015, due mainly to higher loan balances. Average interest-earning assets as a percent of total average assets were 92.9% for the nine months ended September 30, 2016 as compared to 92.5% for the same period in 2015. The loan portfolio, with $351.8 million in average balances as of September 30, 2016, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 12.8% to $345.7 million for the nine months ended September 30, 2016, as compared to $306.4 million for the nine months ended September 30, 2015, due primarily to the growth in money market deposits in the Richmond branches. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $128.8 million for the nine months ended September 30, 2016, up from $120.0 million for the similar period in 2015. Average balances of money market deposit accounts increased by $28.6 million to $86.1 million for the first nine months of 2016 compared to the same period in 2015 primarily attributable to growth in the Richmond, Virginia market.

Loans

During the nine months ended September 30, 2016, gross loans increased by $21.0 million or 6.0%, to $368.2 million from $347.2 million at year-end 2015. The largest components of this increase were increases of $21.0 million related to residential mortgages.

Types of Loans

	As of September 30,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Mortgage loans on real estate:
Construction and land loans	$41,530	11.3%	$42,129	12.1%	$43,048	14.4%	$31,839	12.7%	$29,024	12.2%
Secured by farmland	1,051	0.3%	1,030	0.3%	1,128	0.4%	1,262	0.5%	1,443	0.6%
Secured by 1-4 family residential	210,762	57.2%	190,902	55.0%	160,667	53.9%	138,502	55.3%	133,437	56.0%
Other real estate loans	74,635	20.3%	73,042	21.0%	53,860	18.1%	48,803	19.5%	47,055	19.8%
Commercial and industrial loans (not secured by real estate)	36,596	9.9%	35,104	10.1%	34,002	11.4%	23,939	9.6%	20,525	8.6%
Consumer and other	3,615	1.0%	5,015	1.5%	5,349	1.8%	5,986	2.4%	6,653	2.8%

Total	$368,189	100.0%	$347,222	100.0%	$298,054	100.0%	$250,331	100.0%	$238,137	100.0%

Notes:

Deferred loan costs and fees not included.

Loan Maturity Schedule of Selected Loans

As of September 30, 2016

	Commercial and	Construction, Land and
(Dollars in thousands)	Industrial	Land Development
Within one year	$11,297	$23,403
Variable Rate
One to Five Years	1,083	186
After Five Years	183	713

Total Variable Rate	1,266	899

Fixed Rate
One to Five Years	11,064	13,286
After Five Years	12,969	3,942

Total Fixed Rate	24,033	17,228

Total Maturities	$36,596	$41,530

Asset Quality – Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk.

As shown in the following table, the provision for loan losses was $407 thousand for the nine months ended September 30, 2016, $1.6 million in 2015 and $611 thousand in 2014. The ALL was $3.7 million as of September 30, 2016, $4.2 million as of December 31, 2015 and $3.2 million as of December 31, 2014. The increase in the provision expense and ALL in 2015 was due primarily to additional impairment reserves for one commercial borrower who pleaded guilty in a federal court to “Willful Failure to Collect or Pay Over Employment Tax” and admitted to regularly and deliberately creating false financial statements for submission to financial institutions in order to encourage banks to lend new funds to his affiliated companies, or to enable the renewal of existing loans to such entities. As of September 30, 2016, management considered the allowance for loan losses to be sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

	Nine Months Ended
	September 30,	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of period	$4,223	$3,205	$2,925	$3,094	$3,189
Loans charged off:
Mortgage Loans on Real Estate	(702)	(521)	(313)	(879)	(1,798)
Commercial and industrial	(158)	(9)	—	(17)	(388)
Consumer and other (including Visa program)	(41)	(128)	(79)	(132)	(189)

Total loans charged off	(901)	(658)	(392)	(1,028)	(2,375)

Recoveries of loans previously charged off:
Mortgage Loans on Real Estate	25	27	36	68	289
Commercial and industrial	5	—	—	1	18
Consumer and other (including Visa program)	9	52	25	14	78

Total recoveries	39	79	61	83	385

Net charge offs	(862)	(579)	(331)	(945)	(1,990)
Reclassification of allowance related to sold loans	(27)	—	—	—	—
Provision for loan losses	407	1,597	611	776	1,895

Balance, end of period	$3,741	$4,223	$3,205	$2,925	$3,094

Average loans outstanding during the period	$351,805	$319,597	$266,016	$240,964	$240,557

Ratio of net charge-offs during the period to average loans outstanding during the period	0.25%	0.18%	0.12%	0.39%	0.83%

The ratio of the allowance for loan losses to total loans was 1.02%, 1.22% and 1.07% as of September 30, 2016, December 31, 2015 and December 31, 2014, respectively.

Allocation of the Allowance for Loan Losses

	Nine Months Ended
	September 30,		Years Ended December 31,
(Dollars in Thousands)	2016		2015		2014		2013		2012
Mortgage Loans on Real Estate	$3,208	0.87%	$3,502	1.01%	$2,778	0.93%	$2,466	0.98%	$2,572	1.08%
Commercial and industrial	480	0.13%	599	0.17%	323	0.11%	256	0.10%	262	0.11%
Consumer and other	53	0.02%	122	0.04%	104	0.03%	203	0.09%	252	0.11%
Unallocated	—	0.00%	—	0.00%	—	0.00%	—	0.00%	8	0.00%

Total	$3,741	1.02%	$4,223	1.22%	$3,205	1.07%	$2,925	1.17%	$3,094	1.30%

Non-Performing Assets

Non-performing assets, which include OREO and non-performing loans, decreased by $514 thousand to $7.8 million, or 1.7% of total assets as of September 30, 2016 compared to $8.3 million as of December 31, 2015. This decrease is primarily related to a decrease of $1.6 million in non-accruing loans partially offset by an increase of $894 thousand of OREO and $167 thousand in loans past 90 days or more and still accruing. The increase in OREO was attributable to the foreclosure of two properties related to the above-mentioned commercial borrower who perpetrated fraud against the Bank.

Loans charged off during the first nine months of 2016, net of recoveries, totaled $862 thousand compared to $185 thousand for the first nine months of 2015, primarily due to the aforementioned commercial borrower. This represents an increase in the annualized net charge-off ratio to 0.32% for the first nine months of 2016 compared to 0.08% for the first nine months of 2015. Nearly all of those charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management believes it is maintaining an adequate level of the ALL at 1.02% of total loans at September 30, 2016 and 1.22% at December 31, 2015. The reduction is due mainly to anticipated declines in the specific components of the ALL. Historical loss factors have increased and qualitative factors are unchanged.

Non-Performing Assets

	As of
	September 30,	As of December 31,
(Dollars in Thousands)	2016	2015	2014	2013	2012
Loans past due 90 days or more and still accruing	$178	$11	$14	$18	$126
Non-accruing loans	4,858	6,433	1,954	2,754	5,730

Total non-performing loans	5,036	6,444	1,968	2,772	5,856

Other real estate owned	2,764	1,870	2,791	3,897	3,151

Total non-performing assets	$7,800	$8,314	$4,759	$6,669	$9,007

Allowance for loan losses	$3,741	$4,223	$3,205	$2,925	$3,094

Allowance to non-performing loans	74.4%	65.6%	162.9%	105.5%	52.8%
Non-performing assets to total assets	1.7%	1.8%	1.2%	2.0%	2.7%

The Bank had $2.8 million and $1.9 million of OREO at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, OREO consists of three residences, six lots, one former convenience store, one former restaurant and three commercial business properties. During the first nine months of 2016, four properties with a total book value of $1.3 million from three borrowers were added through foreclosure, and five properties with a total book value of $402 thousand were sold. There were $53 thousand of write-downs of OREO properties during the first nine months of 2016, compared to $159 thousand for the same period in 2015. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, increased by $1.1 million during the first nine months of 2016 to $12.1 million, or 27.3% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of September 30, 2016, loans valued at $10.5 million were considered impaired, whereas $10.8 million were considered impaired as of December 31, 2015. Between December 31, 2015 and September 30, 2016, nine additional loans were identified as impaired, two dispensed through foreclosure and charged-off, one was paid off and three were upgraded. Management has reviewed the impaired credits and the underlying collateral and the current losses have been specifically reserved.

Securities

Investment securities totaled $52.6 million, $54.1 million and $40.4 million as of September 30, 2016, December 31, 2015 and December 31, 2014, respectively.

.

(Dollars in thousands)
		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	(Losses)	Value
Corporate bonds	$6,945	$58	$—	$7,003
U.S. Government agencies	25,461	272	(56)	25,677
State and municipal obligations	19,363	541	(21)	19,883

	$51,769	$871	$(77)	$52,563

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	(Losses)	Value
Corporate bonds	$3,950	$—	$(5)	$3,945
U.S. Government agencies	21,375	69	(156)	21,288
State and municipal obligations	28,599	313	(55)	28,857

	$53,924	$382	$(216)	$54,090

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	(Losses)	Value
U.S. Government agencies	$16,969	$33	$(37)	$16,965
State and municipal obligations	23,335	226	(160)	23,401

	$40,304	$259	$(197)	$40,366

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available-for-sale are carried at fair market value, with after-tax unrealized gains or losses disclosed as a component of comprehensive income. The after-tax unrealized gains or losses are recorded as a portion of other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the gain or loss is realized, typically at the time of sale. As of September 30, 2016, December 31, 2015 and December 31, 2014, the Company had accumulated other comprehensive gains net of deferred tax related to securities available-for-sale of $506 thousand, $107 thousand and $45 thousand, respectively.

The investment portfolio shows a net unrealized gain of $794 thousand on September 30, 2016, $166 thousand on December 31, 2015, and $68 thousand on December 31, 2014.

As of September 30, 2016, securities available-for-sale at fair value totaled $52.6 million as compared to $54.1 million on December 31, 2015. This represents a net decrease of $1.5 million or 2.8% for the nine months ended September 30, 2016. As of September 30, 2016, available-for-sale securities represented 11.2% of total assets and 12.2% of earning assets.

The bank owned life insurance’s cash surrender value as of September 30, 2016 was $9.8 million. During the third quarter of 2016, the Company bought an additional $2.0 million of insurance. The insurance’s purpose is to offset the cost of employee benefits.

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

Investment Maturities and Average Yields

As of September 30, 2016

	One Year or
	Less or	One to Five	Five to Ten	Over Ten
(Dollars in Thousands)	No Maturity	Years	Years	Years
U.S. Government and Agencies:
Book Value	$2	$15,149	$6,659	$3,679
Market Value	2	15,310	6,706	3,659
Weighted average yield	5.62%	1.82%	2.27%	2.41%
States and Municipal Obligations:
Book Value	$50	$4,810	$13,490	$1,013
Market Value	50	4,916	13,889	1,028
Weighted average yield	3.98%	3.34%	3.56%	4.26%
Corporate Bonds:
Book Value	$—	$6,945	$—	$—
Market Value	—	7,003	—	—
Weighted average yield	0.00%	5.83%	0.00%	0.00%
Restricted Securities:
Book Value	$—	$—	$—	$2,209
Market Value	—	—	—	2,209
Weighted average yield	0.00%	0.00%	0.00%	1.30%
Total Securities:
Book Value	$52	$26,904	$20,149	$6,901
Market Value	52	27,229	20,595	6,896
Weighted average yield	4.04%	3.13%	3.13%	2.33%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

As of September 30, 2016, total deposits were $378.0 million compared to $359.9 million at year-end 2015. This represents an increase in balances of $18.1 million or 5.0% during the nine months. The increase was driven by a $8.8 million increase in savings and interest bearing deposits, an increase of $524 thousand in time deposits and a $8.8 million increase in noninterest-bearing deposits.

Average Deposits and Rates

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$70,096	0.00%	$61,825	0.00%	$59,551	0.00%
Interest bearing Deposits:
NOW Accounts	40,781	0.17%	41,030	0.15%	42,258	0.15%
Regular Savings	42,826	0.21%	42,716	0.18%	43,416	0.16%
Money Market Deposit Accounts	86,059	0.75%	63,830	0.87%	30,187	0.42%
Time Deposits - Retail
CD’s $100,000 or more	62,201	1.44%	55,713	1.51%	44,879	1.75%
CD’s less than $100,000	64,076	1.36%	57,228	1.43%	51,230	1.54%
Time Deposits - Wholesale	2,552	0.50%	6,900	0.40%	2,154	0.44%

Total Interest bearing Deposits	298,495	0.87%	267,417	0.89%	214,124	0.86%

Total Average Deposits	$368,591	0.70%	$329,242	0.72%	$273,675	0.67%

Maturity Schedule of Time Deposits of $100,000 and over

	As of
	September 30,	As of December 31,
(In thousands)	2016	2015	2014
3 months or less	$2,394	$12,898	$6,429
3-6 months	2,713	5,010	2,481
6-12 months	4,871	7,462	17,005
Over 12 months	52,148	36,362	30,775

Totals	$62,126	$61,732	$56,690

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

At September 30, 2016, cash totaled $5.3 million, federal funds sold totaled $460 thousand, interest-bearing deposits totaled $6.3 million, securities, certificates of deposit and investments maturing in one year or less totaled $1.3 million and loans maturing in one year or less totaled $27.3 million. This results in a liquidity ratio of 8.7% as of September 30, 2016 as compared to 12.1% as of December 31, 2015. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

The table below presents selected information on short-term borrowings:

	As of
	September 30,	As of December 31,
	2016	2015	2014
(Dollars in Thousands)
Balance outstanding at period-end	$12,984	$7,161	$6,012
Maximum balance at any month end during the year	12,984	10,491	9,164
Average balance for the period	7,361	7,612	7,538
Weighted average rate for the period	0.18%	0.15%	0.12%
Weighted average rate on borrowings at period end	0.10%	0.14%	0.12%

The parent company has no substantial operations of its own, so its primary sources of liquidity are fees received from the Bank, interest on investments and borrowings. The parent company’s liquid assets consisted of cash and investment securities totaling $3.6 million as of September 30, 2016. The parent company has sufficient liquidity to meet its obligations and provide a source of capital for the Bank.

FHLB advances have declined by $15.0 million since December 31, 2015, to $25.0 million as of September 30, 2016. This reduction was funded from deposit growth.

On May 28, 2015, the Company issued an aggregate of $7,000,000 of subordinated notes (the “Notes”). The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

As of September 30, 2016, securities sold under repurchase agreements increased by $5.8 million to $13.0 million from $7.2 million at December 31, 2015. This increase was the result of one new account.

In addition, the Bank has a line of credit with the FHLB worth $115.7 million, with $84.7 million available, plus federal funds lines of credit with correspondent banks totaling $21.5 million.

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of September 30, 2016:

	Payments Due by Period
		Less than
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	Over 5 years
FHLB advances	$25,000	$15,000	$—	$10,000	$—
Subordinated debt	7,000	—	—	—	7,000
Securities sold under repurchase agreements	12,984	12,984	—	—	—
Operating leases	266	127	132	7	—

Total	$45,250	$28,111	$132	$10,007	$7,000

As of September 30, 2016, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on liquidity.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans and changes in the plan obligations. The Company’s shareholders’ equity before accumulated other comprehensive loss was $42.3 million on September 30, 2016 compared to $40.3 million on December 31, 2015. Accumulated other comprehensive loss decreased by $399 thousand between December 31, 2015 and September 30, 2016, primarily as a result of increases in unrealized net gains in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, on September 30, 2016, compared to December 31, 2015, increased to $8.86 from $8.45. Book value per share, including accumulated other comprehensive loss, increased to $8.79 on September 30, 2016 from $8.29 on December 31, 2015. No cash dividends were paid for the nine month period ended September 30, 2016, nor for the comparable period ended September 30, 2015.

One source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval from the Bank’s regulators.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of September 30, 2016, the Bank’s capital ratios continue to be well in excess of regulatory minimums.

In July 2013, the Federal Reserve issued final rules that made the changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four year period beginning January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of September 30, 2016, the Bank maintained Common Equity Tier 1 capital of $41.5 million, Tier 1 capital of $41.5 million, risk weighted assets of $331.8 million, and total risk-based capital of $45.2 million. As of September 30, 2016, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 12.50% of risk-weighted assets, the Tier 1 capital ratio at 12.50% of risk-weighted assets, the total capital ratio at 13.63% of risk-weighted assets, and the Tier 1 leverage ratio at 8.91% of total assets.

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

Off Balance Sheet Arrangements

	September 30, 2016	December 31, 2015	December 31, 2014
(Dollars in thousands)
Total loan commitments outstanding	$38,173	$42,713	$36,443
Standby-by letters of credit	382	473	355
Low income housing tax credit funds	998	499	—

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

CONTRACTUAL OBLIGATIONS

There have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of September 30, 2016.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 17, 2014, the Company announced a share repurchase program pursuant to which it is authorized to repurchase up to 240,892 shares of its common stock. The share repurchase program was authorized to last through December 31, 2015. On November 12, 2015, the Board of Directors extended the share repurchase program until December 31, 2016. A total of 43,000 shares have been repurchased as of September 30, 2016. No share repurchases have been made during 2016.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM  5. OTHER INFORMATION

None to report.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated November 2, 2016, by and between Bay Banks of Virginia, Inc. and Virginia BanCorp Inc. (attached as Exhibit 2.1 to the Current Report on Form 8-K filed November 8, 2016 and incorporated herein by reference).

10.1	Employment Agreement, dated November 2, 2016, between Bay Banks of Virginia, Inc., Bank of Lancaster and Randal R. Greene (attached as Exhibit 10.1 to the Current Report on Form 8-K filed November 8, 2016 and incorporated herein by reference).

10.2	Employment Agreement, dated November 2, 2016, between Bay Banks of Virginia, Inc., Bank of Lancaster and Deborah M. Evans (attached as Exhibit 10.2 to the Current Report on Form 8-K filed November 8, 2016 and incorporated herein by reference).

10.3	Employment Agreement, dated November 2, 2016, between Bay Banks of Virginia, Inc., Bank of Lancaster and Douglas F. Jenkins, Jr. (attached as Exhibit 10.3 to the Current Report on Form 8-K filed November 8, 2016 and incorporated herein by reference).

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

November 14, 2016	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Deborah M. Evans
Deborah M. Evans
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)