Form 10-K
period 2016-12-31
BAY BANKS OF VIRGINIA INC
filed 2017-03-22
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2016, based on the closing sale price of the registrant’s common stock on June 30, 2016, was $25,736,303.

The number of shares outstanding of the registrant’s common stock as of March 1, 2017 was 4,777,356.

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

On November 2, 2016, the Company signed a definitive merger agreement with Virginia BanCorp Inc. (“Virginia BanCorp”) a bank holding company conducting substantially all of its operations through its subsidiary Virginia Commonwealth Bank. Upon completion of the merger, the Company will be the surviving corporation and shareholders of Virginia BanCorp will receive 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they own. After the merger is completed, the Company’s current shareholders will own approximately 51% of the outstanding stock of the Company and Virginia BanCorp’s current shareholders will own approximately 49% of the outstanding stock of the Company. After the merger, banking operations will be consolidated and the Bank will operate as Virginia Commonwealth Bank. The merger is expected to be completed early in the second quarter of 2017, subject to approval of both companies’ shareholders, regulatory approvals, and other customary closing conditions. Regulatory approvals were received in February 2017 and the shareholders approved the merger in March 2017.

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

The Company had total assets of $486.7 million, deposits of $381.7 million, and shareholders’ equity of $41.7 million as of December 31, 2016. Its headquarters are currently located in Kilmarnock, Virginia and its telephone number is 804-435-1171 or 800-435-1140. After completion of the pending merger mentioned above, the Company’s headquarters are expected be relocated to the Richmond area in 2017. The Company’s website is www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report or any other filing the Company makes with the Securities and Exchange Commission (“SEC”).

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

Consumer Deposit Services. Consumer deposit products include checking accounts, savings accounts, money market accounts, certificates of deposit, telephone banking, online banking, mobile banking, mobile deposit, electronic statements and identity theft protection. The Bank’s Golden Advantage program offers special products and services to customers age 55 and over, and the Extreme Banking program offers a suite of electronic products.

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

COMPETITION

The financial services industry is highly competitive. The Company competes for loans, deposits and financial services directly with other bank and nonbank institutions located within its markets, credit unions, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve its markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, utilizing the scope and type of services offered, interest rates paid on deposits and charged on loans. Many of the Company’s competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. The Company believes that its competitive pricing, personalized service and community involvement enable it to effectively compete in the communities in which it operates.

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

The Company

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to supervision, regulation, and examination by the Federal Reserve. The Company is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation, and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Virginia BFI”).

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

In addition, Virginia law requires prior approval from the Virginia BFI for (i) the acquisition of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

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

The Bank

General. The Bank is supervised and regularly examined by the Federal Reserve and the Virginia BFI. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt and acquisition of financial institutions and other companies; they also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices. Certain of these laws and regulations are referenced above under “The Company.”

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

In July 2013, the Federal Reserve issued final rules that made the changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four year period, which began on January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in as of January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2016, the Bank maintained Common Equity Tier 1 capital of $43.1 million, Tier 1 capital of $43.1 million, risk weighted assets of $343.3 million, and total capital of $47.0 million. As of December 31, 2016, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 12.56% of risk-weighted assets, the Tier 1 capital ratio at 12.56% of risk-weighted assets, the total capital ratio at 13.69% of risk-weighted assets, and the Tier 1 leverage ratio at 9.18% of total assets.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 per depositor, per insured depository institution for each account ownership category.

The deposits of the Bank are subject to deposit insurance assessments to maintain the DIF. Effective April 1, 2011, the FDIC began calculating assessments based on an institution’s average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act, and utilizing a risk-based assessment system that imposed insurance premiums based upon a risk category matrix that took into account a bank’s capital level and supervisory rating. Effective July 1, 2016, the FDIC again changed its deposit insurance pricing and eliminated all risk categories and now uses the “financial ratios method” based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.

The FDIC’s “reserve ratio” of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule grants credits to smaller banks for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%. Prior to when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest risk category under the former FDIC assessment rules. In 2016 and 2015, the Company recorded expense of $366 thousand and $301 thousand, respectively, for FDIC insurance premiums.

All FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the bonds mature in 2019.

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

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank meets the definition of being “well capitalized” as of December 31, 2016.

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

Bank Secrecy Act. The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. In May 2016, the regulations implementing the BSA were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). The Bank must comply with these amendments and new requirements by May 11, 2018.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2016, the Company and the Bank have not been made aware of any instances of non-compliance with the final guidance.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had significant effects on the operating results of commercial banks, including the Bank, in the past and are expected to do so in the future. New appointments to the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material, adverse effect on the business, financial condition and results of operations of the Company and the Bank.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the business and results of operations of the Company and the Bank, in ways that are difficult to predict.

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

Employees

At December 31, 2016, the Company employed approximately 115 people of which 108 were considered full-time employees.

ITEM 1A: RISK FACTORS

Not required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of each of the Company, the Bank, and the Trust Company are located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Bank. After completion of the pending merger with Virginia BanCorp, the Company’s headquarters are expected be relocated to the Richmond area in 2017.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2016.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group’s OTCQB tier under the symbol “BAYK” and transactions generally involve a small number of shares. There were 4,774,856 shares of the Company’s stock outstanding at the close of business on December 31, 2016, which were held by 587 shareholders of record.

The following table summarizes the high and low closing sales prices for the two years ended December 31, 2016. No dividends have been declared or paid in the last two years.

	Market Values
	2016		2015
	High	Low	High	Low
First Quarter	$5.95	$5.61	$6.00	$5.32
Second Quarter	6.10	5.61	6.15	5.70
Third Quarter	6.15	5.92	5.85	5.61
Fourth Quarter	7.75	6.06	5.97	5.50

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Part I, Item 1, Business, of this Form 10-K under the heading “Supervision and Regulation.”

The dividend type, amount and timing are established by the Company’s Board of Directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the Board considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder return, and other factors.

On December 17, 2014, the Company announced a share repurchase program pursuant to which it is authorized to repurchase up to 240,892 shares of its common stock. The share repurchase program was authorized to last through December 31, 2015. On November 12, 2015, the Board of Directors extended the share repurchase program until December 31, 2016. A total of 43,000 shares have been repurchased as of December 31, 2016. No share repurchases were made during 2016.

ITEM 6: SELECTED FINANCIAL DATA

(Dollars in thousand, except per share amounts)	As of and for the Year Ended December 31,
	2016	2015	2014	2013	2012
Operations:
Net interest income	$14,411	$13,219	$11,935	$10,614	$10,454
Provision for loan losses	287	1,597	611	776	1,895
Noninterest income	4,610	3,359	3,681	4,726	4,492
Noninterest expense	15,233	14,802	12,618	12,943	12,143
Tax expense (benefit)	966	(187)	557	399	210

Net income	$2,535	$366	$1,830	$1,222	$698

Share Data:
Basic income per share	$0.53	$0.08	$0.38	$0.25	$0.27
Diluted income per share	0.53	0.08	0.38	0.25	0.27
Cash dividends per common share	—	—	—	—	—
Weighted average common shares:
Basic	4,774,856	4,791,722	4,818,377	4,816,859	2,610,856
Diluted	4,799,946	4,805,318	4,829,581	4,819,343	2,612,787

Balance Sheet:
Assets	$486,710	$456,296	$390,486	$331,135	$334,798
Loans, net of allowance	381,537	343,323	295,242	247,912	235,746
Allowance for loan losses	3,863	4,223	3,205	2,925	3,094
Deposits	381,718	359,858	307,585	268,346	275,175
Total liabilities	445,005	416,727	351,248	293,999	298,213
Total stockholders’ equity(1)	41,705	39,569	39,238	37,136	36,585

Profitability Measures:
Return on average assets	0.55%	0.09%	0.53%	0.37%	0.22%
Return on average equity	6.19%	0.92%	4.76%	3.32%	2.16%
Net interest margin	3.40%	3.48%	3.85%	3.53%	3.61%
Yield on earning assets	4.22%	4.26%	4.54%	4.46%	4.78%
Cost of funds	0.84%	0.81%	0.72%	0.96%	1.18%

Capital Ratios:
Total equity to assets	8.56%	8.67%	10.05%	11.21%	10.93%
Tier 1 leverage ratio	8.67%	8.84%	10.35%	10.93%	10.93%

Asset Quality:
Nonperforming assets to total assets	1.60%	1.82%	1.22%	2.01%	2.69%
Net charge-offs to average loans	0.17%	0.18%	0.12%	0.39%	0.83%
Allowance for loan losses to loans	1.00%	1.22%	1.07%	1.17%	1.29%
Classified assets to Tier 1 capital plus allowance for loan losses	25.99%	25.80%	21.72%	29.57%	37.54%

Note:

(1)	In 2012, the Company raised $9.35 million gross in a private placement of 2,200,000 shares of its common stock.

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

EXECUTIVE SUMMARY

On November 2, 2016, the Company signed a definitive merger agreement with Virginia BanCorp, a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank. Upon completion of the merger, the Company will be the surviving corporation and shareholders of Virginia BanCorp will receive 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they own. After the merger is completed, the Company’s current shareholders will own approximately 51% of the outstanding stock of the Company and Virginia BanCorp’s current shareholders will own approximately 49% of the outstanding stock of the Company. After the merger, banking operations will be consolidated and the Bank will operate as Virginia Commonwealth Bank. The merger is expected to be completed early in the second quarter of 2017, subject to approval of both companies’ shareholders, regulatory approvals, and other customary closing conditions. Regulatory approvals were received in February 2017 and the shareholders approved the merger in March 2017.

Earnings for 2016 and 2015 were $2.5 million and $366 thousand, respectively. This is an improvement of $2.2 million. Improvements in net interest income, non-interest income, and a reduction in the provision for credit losses all contributed to the increase. Net interest income grew by $1.2 million, non-interest income grew by $1.2 million and provision for loan losses decreased by $1.3 million. Return on average assets improved to 0.55% from 0.09% and return on average equity improved to 6.19% from 0.92%.

The in-house loan portfolio grew by $37.8 million, or 10.9%, during 2016. Loans originated and sold to Fannie Mae generated growth of $10.7 million in the servicing portfolio since December 31, 2015. The portfolio of loans serviced for Fannie Mae totaled $82.4 million as of December 31, 2016 compared to $71.6 million as of December 31, 2015.    In the third quarter of 2016, the Company sold its credit card loan portfolio to an unaffiliated third party. This sale is providing improved customer service for cardholders and reducing the Company’s exposure to credit card fraud and security breaches. The Company realized a gain of approximately $150 thousand on the sale of the credit card loan portfolio.

The net interest margin declined to 3.40% for 2016 compared to 3.48% in 2015 as new loans are originated at rates lower than existing loans. Expansion into Richmond has generated $61.3 million of loans in that market as of December 31, 2016. Loans in the Richmond market grew $18.9 million in 2016.

Growth in loans requires growth in deposits or other borrowings in order to fund those loans, and retail deposits have grown $21.9 million in 2016. This deposit growth has allowed the Company to reduce borrowings from the Federal Home Loan Bank of Atlanta (“FHLB’) by $5.0 million during 2016.

Loans past due or non-accruing have declined by $428 thousand to $7.9 million in 2016. Asset quality remains stable with non-performing assets down to 1.6% of total assets at December 31, 2016 compared to 1.8% at December 31, 2015.

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

ALLOWANCE FOR LOAN LOSSES (“ALL”). The ALL reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each homogenous segment and class of the portfolio, plus any loans analyzed individually for impairment. Depending on the nature of each segment and class, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

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

The general component of the ALL calculation collectively evaluates groups of loans in segments and classes, as noted above. The segments are: (1) Mortgage loans on real estate; (2) Commercial and industrial loans; and (3) Consumer and other loans. The segment for Mortgage loans on real estate is disaggregated into the following classes: (1) Construction, land and land development; (2) Farmland; (3) Residential first mortgages; (4) Residential revolving and junior mortgages; (5) Commercial mortgages (non-owner-occupied); and (6) Commercial mortgages (owner-occupied). Loans in segment 1 are secured by real estate. Loans in segments 2 and 3 are secured by other types of collateral or are unsecured. A given segment or class may not reflect the purpose of a loan. For example, a business owner may provide his residence as collateral for a loan to his company, in which case the loan would be grouped in a residential mortgage class. Historical loss factors are calculated for the prior 20 quarters by segment and class, and then applied to the current balances in each segment and class. Finally, qualitative factors are applied to each segment and class.

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

GOODWILL. The Company has goodwill relating to the purchase of five branches during the years 1994 through 2000. Goodwill is tested annually for impairment. The test performed using financial information as of September 30, 2016 found no impairment. No events that impact long-term enterprise value occurred between the date of our annual test and December 31, 2016 that would indicate the existence of impairment.

OVERVIEW

2016 Compared to 2015

Bay Banks of Virginia, Inc. recorded net income for 2016 of $2.5 million, or $0.53 per basic and diluted share, as compared to $366 thousand, or $0.08 per basic and diluted share in 2015. This is an increase in net income of $2.2 million. Net interest income for 2016 was $14.4 million, as compared to $13.2 million for 2015, an increase of 9.0%. Provision expense for loan losses was $287 thousand in 2016 compared to $1.6 million in 2015. Non-interest income increased 37.2% to $4.6 million in 2016 from $3.4 million in 2015. Non-interest expense was $15.2 million in 2016 compared to $14.8 million in 2015.

Performance as measured by the Company’s return on average assets was 0.55% for 2016 compared to 0.09% for 2015. Performance as measured by return on average equity was 6.19% for 2016 compared to 0.92% for 2015. The table below details certain financial and statistical information for the Company relating to income and returns.

Return on Equity & Assets

(Dollars in thousands, except per share amounts)	2016	2015	2014
Net Income	$2,535	$366	$1,830
Average Total Assets	464,011	416,872	343,838
Return on Average Assets	0.55%	0.09%	0.53%

Average Equity	$40,974	$39,740	$38,418
Return on Average Equity	6.19%	0.92%	4.76%

Cash Dividends declared per share	$—	$—	$—
Average Shares Outstanding	4,774,856	4,791,722	4,818,377
Average Diluted Shares Outstanding	4,799,946	4,805,318	4,829,581
Net Income per Share	$0.53	$0.08	$0.38
Net Income per Diluted Share	0.53	0.08	0.38
Cash Dividend Payout Ratio	0.0%	0.0%	0.0%
Average Equity to Average Assets Ratio	8.83%	9.53%	11.17%

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

The following table shows details of yields on interest-earning assets (e.g. loans), costs of interest-bearing liabilities (e.g. deposits) and the resulting net interest margins for the years ended December 31, 2016, 2015 and 2014.

Average Balances, Income and Expense, Yields and Rates

(Fully taxable equivalent basis)
Years ended December 31,	2016			2015			2014
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable Investments	$32,030	$904	2.82%	$27,029	$565	2.09%	$19,452	$360	1.85%
Tax-Exempt Investments (1)	21,611	752	3.48%	18,545	597	3.22%	18,129	568	3.13%

Total Investments	53,641	1,656	3.09%	45,574	1,162	2.55%	37,581	928	2.47%

Gross Loans (2)	357,791	16,388	4.58%	319,597	15,202	4.76%	266,016	13,352	5.02%
Interest-bearing Deposits	13,138	61	0.46%	16,430	33	0.20%	9,569	23	0.24%
Certificates of deposit	5,108	83	1.62%	3,421	52	1.52%	1,928	22	1.14%
Federal Funds Sold	1,179	4	0.33%	1,100	1	0.09%	319	—	—

Total Interest Earning Assets	$430,857	$18,192	4.22%	$386,122	$16,450	4.26%	$315,413	$14,325	4.54%

INTEREST-BEARING LIABILITIES:
Savings Deposits	$42,918	$90	0.21%	$42,716	$76	0.18%	$43,416	$68	0.16%
NOW Deposits	41,752	75	0.18%	41,030	61	0.15%	42,258	63	0.15%
Time Deposits => $100,000	62,555	891	1.42%	55,713	844	1.51%	44,879	784	1.75%
Time Deposits < $100,000	64,438	869	1.35%	57,228	819	1.43%	51,230	790	1.54%
Time Deposits - Wholesale	1,914	10	0.50%	6,900	28	0.40%	2,154	9	0.44%
Money Market Deposit Accounts	86,955	627	0.72%	63,830	557	0.87%	30,187	128	0.42%

Total Deposits	300,532	2,562	0.85%	267,417	2,385	0.89%	214,124	1,842	0.86%

Federal Funds Purchased	232	2	1.06%	578	6	1.03%	94	1	0.58%
Securities Sold Under Repurchase Agreements	9,299	15	0.16%	7,612	12	0.15%	7,538	9	0.12%
Subordinated Notes	6,852	472	6.88%	4,046	279	6.90%	—	—	0.00%
FHLB Advances	30,869	474	1.54%	32,713	352	1.08%	22,239	345	1.55%

Total Interest-Bearing Liabilities	$347,784	$3,525	1.01%	$312,366	$3,034	0.97%	$243,995	$2,197	0.90%

Net interest income and net interest margin		$14,667	3.40%		$13,416	3.48%		$12,128	3.85%

Non-interest-bearing deposits	$71,725	—	0.00%	$61,825	—	0.00%	$59,551	—	0.00%
Total cost of funds			0.84%			0.81%			0.72%
Net interest spread			3.38%			3.45%			3.82%

Notes:

(1)	Income and yield is tax-equivalent assuming a federal tax rate of 34%.
(2)	Includes Visa credit card program, nonaccrual loans, and fees.

Net interest income on a tax-equivalent basis, increased to $14.7 million in 2016 from $13.4 million in 2015, as the increase in interest income exceeded the increase in interest expense. Interest income for 2016, on a tax-equivalent basis, was $18.2 million, an increase of $1.7 million from 2015 due mainly to increased loan balances. Interest expense for 2016 was $3.5 million, an increase of $491 thousand compared to 2015, due primarily to increases in money market deposit accounts and the issuance of $7.0 million of subordinated debt in May 2015 bearing interest at a rate of 6.50%. The annualized net interest margin was 3.40% and 3.48% for 2016 and 2015, respectively. As long as loan rates remain flat, it is expected that the Bank’s loan yields will continue to decline as higher yielding loans pay down or mature and new loans are made at lower rates.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, decreased to 3.38% for 2016, compared to 3.45% for 2015.

The increase in average total earning assets is due mainly to the $38.2 million increase in average loan balances. Investment yields increased 54 basis points in 2016 compared to 2015 while loan yields have declined 18 basis points. Loan growth offset the decline in loan yields. Although the Federal Open Market Committee has commenced increases in short term rates, long term rates, which are generally the rates that affect the Bank’s yields, have not increased. Therefore, any growth in net interest income will need to be generated from loan growth.

The increase in average interest-bearing liabilities was due mainly to the increase of $33.1 million in average deposit balances. The cost of interest-bearing deposits decreased to 0.85% in 2016 from 0.89% in 2015. The cost of FHLB advances was 1.54% in 2016 compared to 1.08% in 2015. In May 2015, the Company issued $7.0 million of 6.50% 10-year subordinated debt. Average non-interest-bearing deposits grew $9.9 million during 2016. Total cost of funds was 0.84% in 2016 compared to 0.81% in 2015, due mainly to higher costs of FHLB balances and the addition of subordinated debt.

Volume and Rate Analysis of Changes in Net Interest Income

	2016 vs. 2015			2015 vs. 2014
(Dollars in Thousands)	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$104	$235	$339	$184	$21	$205
Tax-exempt investments (2)	99	56	155	12	16	28
Gross loans	1,817	(631)	1,186	2,590	(740)	1,850
Certificates of deposit	26	5	31	17	13	30
Interest-bearing deposits	(7)	35	28	17	(1)	16
Federal funds sold	—	3	3	1	—	1

Total interest earning assets	$2,039	$(297)	$1,742	$2,821	$(691)	$2,130

Interest-Bearing Liabilities:
NOW checking	$1	$13	$14	$(2)	$—	$(2)
Savings deposits	—	14	14	(1)	9	8
Money market accounts	202	(132)	70	221	209	430
Time deposits < $100,000	103	(53)	50	89	(60)	29
Time deposits => $100,000	104	(57)	47	182	(122)	60
Time deposits - Wholesale	(20)	2	(18)	17	1	18
Federal funds purchased	(4)	—	(4)	5	—	5
Securities sold under repurchase agreements	3	—	3	—	3	3
Subordinated notes	194	(1)	193	279	—	279
FHLB advances	(20)	142	122	131	(124)	7

Total interest-bearing liabilities	$563	$(72)	$491	$921	$(84)	$837

Change in net interest income	$1,476	$(225)	$1,251	$1,900	$(607)	$1,293

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.

As indicated in the volume and rate analysis, the growth in loans in 2016 was the primary driver of improved net interest income. The increase in interest expense was also driven mainly by increases in money market accounts and subordinated notes. The sustained low interest rate environment has led to compression of the net interest margin.

Interest Sensitivity

The Company employs a variety of measurement techniques to identify and manage its exposure to changing interest rates and subsequent changes in liquidity. The Company utilizes simulation models that estimate the effect of interest rate changes on net interest income and the economic value of equity. The Company engages an asset-liability management consultant to assist with the management of interest rate risk, liquidity risk and balance sheet strategy. The Bank’s Asset Liability Committee (the “ALCO”) is responsible for monitoring interest rate risk and is composed of appointed members from management and the Board of Directors. Through the use of simulations, the ALCO reviews the overall magnitude of interest rate risk and then formulates policy with which to manage asset growth, funding sources, pricing, and off-balance sheet commitments. These decisions are based on management’s plans for growth, expectations regarding future interest rate movements, economic conditions both locally and nationally, and other business and risk factors.

The simulation models indicate that the Bank’s balance sheet is neutral to asset sensitive, which management believes is favorable in the current interest rate environment. This means that as rates rise, interest-earning assets should reprice as fast, or faster than interest-bearing liabilities, allowing interest income to rise as fast or faster than interest expense. Thus, net interest income should remain stable or grow. Moderate growth in the balance sheet is expected to assure continued growth in net interest income.

Non-Interest Income

Non-interest income for 2016 totaled $4.6 million, an increase of $1.2 million, or 37.2%, compared to $3.4 million for 2015. The difference in non-interest income was primarily driven by the following changes:

-	In 2016, the Company realized $435 thousand in gains on the sale of securities compared to $42 thousand in 2015, an increase of $393 thousand.

-	Losses on the sale of other real estate owned (“OREO”) were lower in 2016 than 2015 by $268 thousand.

-	A $214 thousand increase in secondary market lending fees.

-	Fiduciary fees increased $169 thousand in 2016 compared to 2015.

-	In 2016, the Company sold its VISA credit card portfolio realizing a gain of $150 thousand.

Non-Interest Expense

For 2016, non-interest expenses totaled $15.2 million, an increase of $431 thousand, or 2.9%, compared to $14.8 million for 2015. The increase in non-interest expense was primarily the result of the following increases:

-	$575 thousand in merger related costs.

-	$76 thousand in bank franchise taxes.

-	$65 thousand in FDIC assessments resulting from higher asset balances.

These increases were partially offset by a decrease of $202 thousand in salaries and benefits primarily due to $143 thousand of severance expense recognized in 2015.

Income Taxes

Income tax expense (benefit) was $966 thousand in 2016 compared to $(187) thousand in 2015. This is directly attributable to the Company’s increase in pretax income and the relationship of tax-exempt income to pretax income. Income tax expense (benefit) corresponds to an effective rate of 27.6% and (104.5)% for the years ended December 31, 2016 and 2015, respectively. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K is information regarding deferred taxes for 2016 and 2015.

FINANCIAL CONDITION

Loans

Per the following table, which does not include deferred loan costs and fees, the loan portfolio grew during 2016 with balances increasing by 10.9% to $385.0 million as of December 31, 2016, compared to December 31, 2015 balances of $347.2 million. Mortgage loans on real estate represent the largest category, comprising 87.9% of the loan portfolio at December 31, 2016. Of these balances, 1-4 family residential loans, which comprise the majority of real estate loan balances at $220.4 million, increased by $29.5 million, or 15.5%. Other loans secured by real estate, the majority of which are commercial in nature, increased by $4.1 million, or 5.6%, and represent 20.0% of the loan portfolio at year-end 2016 as compared to 21.0% at year-end 2015. Construction and land loans decreased $2.3 million, or 5.5%. Commercial and industrial loan balances increased by $7.9 million, or 22.6%, and represented 11.2% of total loans at year-end 2016 as compared to 10.1% at year-end 2015. Consumer and other loans decreased by $1.5 million, or 29.3% in 2016, and represented 0.9% of total loans at year-end 2016 as compared to 1.5% at year-end 2015. This decrease is primarily related to the sale of the VISA credit card portfolio in 2016.

Types of Loans

	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Mortgage loans on real estate:
Construction and land loans	$39,818	10.3%	$42,129	12.1%	$43,048	14.4%	$31,839	12.7%	$29,024	12.2%
Secured by farmland	1,023	0.3%	1,030	0.3%	1,128	0.4%	1,262	0.5%	1,443	0.6%
Secured by 1-4 family residential	220,432	57.3%	190,902	55.0%	160,667	53.9%	138,502	55.3%	133,437	56.0%
Other real estate loans	77,168	20.0%	73,042	21.0%	53,860	18.1%	48,803	19.5%	47,055	19.8%
Commercial and industrial loans (not secured by real estate)	43,024	11.2%	35,104	10.1%	34,002	11.4%	23,939	9.6%	20,525	8.6%
Consumer and other	3,544	0.9%	5,015	1.5%	5,349	1.8%	5,986	2.4%	6,653	2.8%

Total	$385,009	100.0%	$347,222	100.0%	$298,054	100.0%	$250,331	100.0%	$238,137	100.0%

Notes:

Deferred loan costs and fees not included.

Loan Maturity Schedule of Selected Loans

As of December 31, 2016

		Construction,
	Commercial and	Land and
(Dollars in thousands)	Industrial	Land Development
Within one year	$11,835	$21,662

Variable Rate
One to Five Years	1,261	312
After Five Years	266	172

Total Variable Rate	1,527	484

Fixed Rate
One to Five Years	16,578	13,142
After Five Years	13,084	4,530

Total Fixed Rate	29,662	17,672

Total Maturities	$43,024	$39,818

Asset Quality – Provision and Allowance for Loan Losses

The provision for loan losses is a charge against earnings that is necessary to maintain the allowance for loan losses at a level consistent with management’s evaluation of the loan portfolio’s inherent risk. For a detailed description of the ALL calculation, refer to Note 7 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

As shown in the following table, the provision for loan losses was $287 thousand in 2016 compared to $1.6 million in 2015. After net charge-offs of $620 thousand, the ALL is $3.9 million as of December 31, 2016 compared to $4.2 million as of December 31, 2015. The decrease in the provision expense and ALL is due primarily to additional impairment reserves in 2015 for one commercial borrower who pleaded guilty in a federal court to “Willful Failure to Collect or Pay Over Employment Tax” and admitted to regularly and deliberately creating false financial statements for submission to financial institutions in order to encourage banks to lend new funds to his companies, or to enable the renewal of existing loans. This level of net charge-offs represents 0.17% of average loans compared to 0.18% in 2015. The quantitative portion of the ALL for non-impaired loans continues to decline as average net charge-offs included in the model continue to decline and that decline is being offset by an increase in qualitative factors. As of December 31, 2016, management considered the allowance for loan losses to be sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance, beginning of period	$4,223	$3,205	$2,925	$3,094	$3,189

Loans charged off:
Mortgage Loans on Real Estate	(735)	(521)	(313)	(879)	(1,798)
Commercial and industrial	(158)	(9)	—	(17)	(388)
Consumer and other (including Visa program)	(53)	(128)	(79)	(132)	(189)

Total loans charged off	(946)	(658)	(392)	(1,028)	(2,375)

Recoveries of loans previously charged off:
Mortgage Loans on Real Estate	254	27	36	68	289
Commercial and industrial	61	—	—	1	18
Consumer and other (including Visa program)	11	52	25	14	78

Total recoveries	326	79	61	83	385

Net charge offs	(620)	(579)	(331)	(945)	(1,990)

Reclassification of allowance related to sold loans	(27)	—	—	—	—

Provision for loan losses	287	1,597	611	776	1,895

Balance, end of period	$3,863	$4,223	$3,205	$2,925	$3,094

Average loans outstanding during the period	$357,791	$319,597	$266,016	$240,964	$240,557

Ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	0.18%	0.12%	0.39%	0.83%

As of December 31, 2016, the ratio of the allowance for loan losses to total loans was 1.00% as compared to 1.22% as of December 31, 2015.

Allocation of the Allowance for Loan Losses

	Years Ended December 31,
(Dollars in Thousands)	2016		2015		2014		2013		2012
Mortgage Loans on Real Estate	$3,318	87.9%	$3,502	88.4%	$2,778	86.8%	$2,466	88.0%	$2,572	88.6%
Commercial and industrial	493	11.2%	599	10.1%	323	11.4%	256	9.6%	262	8.6%
Consumer and other	52	0.9%	122	1.5%	104	1.8%	203	2.4%	252	2.8%
Unallocated	—	0.0%	—	0.0%	—	0.0%	—	0.0%	8	0.0%

Total	$3,863	100.0%	$4,223	100.0%	$3,205	100.0%	$2,925	100.0%	$3,094	100.0%

Non-Performing Assets

As of December 31, 2016, non-performing assets as a percentage of total assets was 1.6%, compared to 1.8% at year-end 2015. The coverage ratio of allowance to total non-performing loans increased to 72.9% at year-end 2016 from 65.6% at year-end 2015. OREO, including solely foreclosed properties, at year-end 2016 was $2.5 million compared to $1.9 million at year-end 2015. The year-end 2016 figure represents two residences, seven lots, a former convenience store, a former restaurant and three commercial business properties. The Company sold seven OREO properties with a total value of $1.3 million in 2016 for total losses of $74 thousand, and six properties with a total value of $1.9 million from five borrowers were added through foreclosure. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. As a result, in addition to losses on sales, the Company wrote down OREO property values by $53 thousand in 2016. Included in other assets are one residential property and one commercial property, with a value of $1.1 million. These properties were not obtained as a result of a foreclosure and are being marketed for sale.

During 2016, non-accruing loan balances decreased by $1.1 million. Of the $5.3 million in non-accruing balances, $2.2 million are residential mortgages. The net decrease in non-accruing loan balances from 2015 to 2016 was comprised of $3.0 million in new non-accruing loans less $28 thousand in charge-offs, $762 thousand of foreclosures, $219 thousand of upgrades and $887 thousand in paydowns. Components of non-performing assets and related ratios are shown in the following table.

Non-Performing Assets

	As of December 31,
(Dollars in Thousands)	2016	2015	2014	2013	2012
Loans past due 90 days or more and still accruing	$—	$11	$14	$18	$126
Non-accruing loans	5,300	6,433	1,954	2,754	5,730

Total non-performing loans	5,300	6,444	1,968	2,772	5,856

Other real estate owned	2,494	1,870	2,791	3,897	3,151

Total non-performing assets	$7,794	$8,314	$4,759	$6,669	$9,007

Allowance for loan losses	$3,863	$4,223	$3,205	$2,925	$3,094

Allowance to non-performing loans	72.9%	65.6%	162.9%	105.5%	52.8%
Non-performing assets to total assets	1.6%	1.8%	1.2%	2.0%	2.7%

There were 16 TDRs with an aggregate balance of $3.2 million at December 31, 2016, 16 TDRs with an aggregate balance of $3.5 million at December 31, 2015 and 14 TDRs with an aggregate balance of $2.5 million at December 31, 2014.

For more detailed information on non-accrual, past due and impaired loans and policies, refer to Note 3, Note 6 and Note 7 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Securities

As of December 31, 2016, investment securities totaled $51.2 million, a decrease of 5.4% as compared to 2015 year-end balances of $54.1 million.

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
Available-for-sale securities December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$7,695	$14	$(5)	$7,704
U.S. Government agencies	25,668	53	(408)	25,313
State and municipal obligations	18,566	49	(459)	18,156

	$51,929	$116	$(872)	$51,173

Available-for-sale securities December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$3,950	$—	$(5)	$3,945
U.S. Government agencies	21,375	69	(156)	21,288
State and municipal obligations	28,599	313	(55)	28,857

	$53,924	$382	$(216)	$54,090

Available-for-sale securities December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government agencies	$16,969	$33	$(37)	$16,965
State and municipal obligations	23,335	226	(160)	23,401

	$40,304	$259	$(197)	$40,366

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available-for-sale are carried at fair market value, with after-tax unrealized gains or losses disclosed as a component of comprehensive income. The after-tax unrealized gains or losses are recorded as a portion of other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the gain or loss is realized, typically at the time of sale. As of December 31, 2016, the Company had accumulated other comprehensive (losses) gains net of deferred tax related to securities available-for-sale of $(520) thousand as compared to $107 thousand at year-end 2015.

The investment portfolio shows a net unrealized (loss) gain of $(756) thousand on December 31, 2016, compared to $166 thousand on December 31, 2015.

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

For more information on the Company’s investment portfolio, please refer to Note 5 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Investment Maturities and Average Yields

As of December 31, 2016

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years
U.S. Government and Agencies:
Book Value	$2	$15,789	$5,058	$4,819
Market Value	2	15,576	5,019	4,715
Weighted average yield	5.72%	1.74%	2.09%	2.54%
States and Municipal Obligations:
Book Value	$50	$4,609	$12,894	$1,013
Market Value	50	4,585	12,511	1,011
Weighted average yield	3.98%	3.30%	3.63%	4.26%
Corporate Bonds:
Book Value	$—	$7,695	$—	$—
Market Value	—	7,704	—	—
Weighted average yield	—	6.12%	—	—
Restricted Securities:
Book Value	$—	$—	$—	$2,649
Market Value	—	—	—	2,649
Weighted average yield	—	—	—	2.04%
Total Securities:
Book Value	$52	$28,093	$17,952	$8,481
Market Value	52	27,865	17,530	8,375
Weighted average yield	4.04%	3.20%	3.19%	2.59%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

During 2016, average total deposits increased 13.1% to $372.3 million as compared to average total 2015 deposits of $329.2 million. Average non-interest bearing demand deposits increased 16.0%, average NOW accounts increased 1.8%, average savings accounts increased 0.5%, average money market deposits increased 36.2% and average time deposits increased 7.6%. The increase in non-interest bearing demand deposits partially offset the increases in interest bearing deposits lowering the cost of deposit funds three basis points.

Average Deposits and Rates

	2016		2015		2014
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$71,725	0.00%	$61,825	0.00%	$59,551	0.00%

Interest bearing Deposits:
NOW Accounts	41,752	0.18%	41,030	0.15%	42,258	0.15%
Regular Savings	42,918	0.21%	42,716	0.18%	43,416	0.16%
Money Market Deposit Accounts	86,955	0.72%	63,830	0.87%	30,187	0.42%
Time Deposits - Retail
CD’s $100,000 or more	62,555	1.42%	55,713	1.51%	44,879	1.75%
CD’s less than $100,000	64,438	1.35%	57,228	1.43%	51,230	1.54%
Time Deposits - Wholesale	1,914	0.50%	6,900	0.40%	2,154	0.44%

Total Interest bearing Deposits	300,532	0.85%	267,417	0.89%	214,124	0.86%

Total Average Deposits	$372,257	0.69%	$329,242	0.72%	$273,675	0.67%

Maturity Schedule of Time Deposits of $100,000 and over

	As of December 31,
(In thousands)	2016	2015	2014
3 months or less	$2,611	$12,898	$6,429
3-6 months	3,361	5,010	2,481
6-12 months	4,063	7,462	17,005
Over 12 months	52,768	36,362	30,775

Totals	$62,803	$61,732	$56,690

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with a variety of stock offerings or through earnings. Management believes the capital level at December 31, 2016, is sufficient to support growth and acquisition opportunities.

The parent company obtains its operating funds primarily through management fees paid by the Bank and Trust Company. The parent company could also receive dividends from its subsidiaries.

During 2016, the Bank was required to maintain minimum amounts of capital per Federal Reserve capital guidelines. The minimum total capital to risk weighted assets ratio was 8.0%, the minimum Tier 1 capital to risk weighted assets ratio was 6.0%, the minimum Tier 1 capital to adjusted average assets ratio (leverage ratio) was 4.0% and the Common Equity Tier 1 capital ratio was 4.5% of risk-weighted assets. As of December 31, 2016, the Bank maintained Common Equity Tier 1 capital of $43.1 million, Tier 1 capital of $43.1 million, risk weighted assets of $343.3 million and total risk-based capital of $47.0 million. As of December 31, 2015, the Bank maintained Common Equity Tier 1 capital of $39.0 million, Tier 1 capital of $39.0 million, risk weighted assets of $314.7 million and total capital of $42.9 million. As of December 31, 2016, all ratios were in excess of the fully phased-in requirements of the Basel III regulatory capital framework, with the Common Equity Tier 1 ratio at 12.56% of risk-weighted assets, the Tier 1 capital ratio at 12.56% of risk-weighted assets, the total capital ratio at 13.69% of risk-weighted assets and the Tier 1 leverage ratio at 9.18% of total assets.

For more detailed information, refer to Note 17 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Total capital, before accumulated other comprehensive income, increased by 6.4% to $42.9 million as of December 31, 2016 as compared to $40.3 million as of December 31, 2015. Accumulated other comprehensive loss was $1.2 million as of December 31, 2016 compared to $776 thousand as of December 31, 2015.    The increase in the accumulated loss is due primarily to an increase in unrealized losses on available-for-sale securities, a result of increased market rates.

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

At December 31, 2016, liquid assets totaled $40.3 million or 8.3% of total assets, a decrease from $55.7 million and 12.1% at December 31, 2015. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains federal funds lines with regional banks totaling approximately $21.5 million. In addition, the Bank has total borrowing capacity with the FHLB of $115.9 million, with $74.9 million immediately available as of December 31, 2016.

The table below presents selected information on short-term borrowings:

	As of December 31,
(Dollars in Thousands)	2016	2015	2014
Balance outstanding at period-end	$18,310	$7,161	$6,012
Maximum balance at any month end during the year	18,310	10,491	9,164
Average balance for the period	9,299	7,612	7,538
Weighted average rate for the period	0.16%	0.15%	0.12%
Weighted average rate on borrowings at period end	0.13%	0.14%	0.12%

The impact of contractual obligations includes five FHLB advances, subordinated debt, time deposits and securities sold under repurchase agreements. There are four fixed rate FHLB advances totaling $25.0 million and one variable rate advance of $10.0 million as of December 31, 2016. A $5.0 million fixed rate advance matured in January 2017 and was replaced with an 11 month 0.995% fixed rate advance. The advance maturing in February 2017 was replaced with a three month 0.79% fixed rate advance. Two new fixed rate advances of $5.0 million have been drawn thus far in 2017. For details on these advances, please refer to Note 15 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of December 31, 2016:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
FHLB advances	$35,000	$25,000	$—	$10,000	$—
Subordinated debt	7,000	—	—	—	7,000
Time deposits maturities (1)	128,050	21,234	52,712	54,104	—
Securities sold under repurchase agreements (2)	18,310	18,310	—	—	—
Operating leases	226	115	111	—	—

Total	$188,586	$64,659	$52,823	$64,104	$7,000

Note:

(1)	Refer to Note 10 to the Consolidated Financial Statements
(2)	Refer to Note 14 to the Consolidated Financial Statements

As of December 31, 2016, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on liquidity. As of December 31, 2016, the Company has no material commitments or long-term debt for capital expenditures.

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

Off Balance Sheet Arrangements

(In thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Total Loan Commitments Outstanding	$38,152	$42,713	$36,443
Standby-by Letters of Credit	452	473	355
Low income housing tax credit funds	974	499	—

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the benefits of the proposed merger between the Company and Virginia BanCorp, the Company’s and Virginia BanCorp’s plans, obligations, expectations and intentions and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, the ability to obtain required regulatory and shareholder approvals and meet other closing conditions to the transaction; the ability to complete the merger as expected and within the expected timeframe; disruptions to customer and employee relationships and business operations caused by the merger; the ability to implement integration plans associated with the transaction, which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the merger within the expected timeframe, or at all; changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area, accounting principles, policies and guidelines and the other factors detailed in Bay Banks’s publicly filed documents. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included on the pages indicated:

Bay Banks of Virginia, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Bay Banks of Virginia, Inc.

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay Banks of Virginia, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Asheville, North Carolina

March 22, 2017

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$4,851	$4,969
Interest-bearing deposits	7,501	15,330
Certificates of deposit	4,216	5,735
Federal funds sold	2,350	271
Securities available-for-sale, at fair value	51,173	54,090
Restricted securities	2,649	2,731
Loans receivable, net of allowance for loan losses of $3,863 and $4,223	381,537	343,323
Loans held for sale	276	270
Premises and equipment, net	10,844	11,646
Accrued interest receivable	1,372	1,318
Other real estate owned, net	2,494	1,870
Bank owned life insurance	9,869	7,595
Goodwill	2,808	2,808
Mortgage servicing rights	671	658
Other assets	4,099	3,682

Total assets	$486,710	$456,296

LIABILITIES
Noninterest-bearing deposits	$74,799	$65,842
Savings and interest-bearing demand deposits	178,869	166,628
Time deposits	128,050	127,388

Total deposits	381,718	359,858
Securities sold under repurchase agreements	18,310	7,161
Federal Home Loan Bank advances	35,000	40,000
Subordinated debt, net of issuance costs	6,860	6,844
Other liabilities	3,117	2,864

Total liabilities	445,005	416,727

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 4,774,856 and 4,774,856 shares, respectively)(1)	23,874	23,874
Additional paid-in capital	2,872	2,812
Retained earnings	16,194	13,659
Accumulated other comprehensive loss, net	(1,235)	(776)

Total shareholders’ equity	41,705	39,569

Total liabilities and shareholders’ equity	$486,710	$456,296

(1)	On March 15, 2017, the Company’s shareholders voted to increase the authorized shares. Refer to Note 26.

See Notes to Consolidated Financial Statements

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended
	December 31,
(Dollars in thousands, except share and per share amounts)	2016	2015
INTEREST INCOME
Loans, including fees	$16,388	$15,202
Securities:
Taxable	904	571
Tax-exempt	496	394
Federal funds sold	4	1
Interest-bearing deposit accounts	61	33
Certificates of deposit	83	52

Total interest income	17,936	16,253

INTEREST EXPENSE
Deposits	2,562	2,385
Federal funds purchased	2	6
Securities sold under repurchase agreements	15	12
Subordinated debt	472	279
FHLB advances	474	352

Total interest expense	3,525	3,034

Net interest income	14,411	13,219

Provision for loan losses	287	1,597

Net interest income after provision for loan losses	14,124	11,622

NON-INTEREST INCOME
Income from fiduciary activities	967	798
Service charges and fees on deposit accounts	890	917
VISA-related fees	168	217
Non-deposit product income	357	369
Other service charges and fees	611	553
Secondary market lending fees	765	551
Bank owned life insurance income	274	247
Net gains on sale of securities available for sale	435	42
Other real estate losses	(127)	(395)
Net losses on the disposal of fixed assets	—	(6)
Other income	270	66

Total non-interest income	4,610	3,359

NON-INTEREST EXPENSES
Salaries and employee benefits	7,799	8,001
Occupancy expense	1,793	1,819
Software maintenance	671	631
Bank franchise tax	295	219
VISA expense	100	135
Telephone expense	125	136
FDIC assessments	366	301
Foreclosure property expense	93	68
Consulting expense	282	303
Merger related expenses	575	—
Other expense	3,134	3,189

Total non-interest expenses	15,233	14,802

Income before income taxes	3,501	179
Income tax (benefit) expense	966	(187)

Net income	$2,535	$366

Basic Earnings Per Share
Average basic shares outstanding	4,774,856	4,791,722
Earnings per share, basic	$0.53	$0.08

Diluted Earnings Per Share
Average diluted shares outstanding	4,799,946	4,805,318
Earnings per share, diluted	$0.53	$0.08

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC..

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended
	December 31,
(Dollars in thousands)	2016	2015
Net income	$2,535	$366
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Net unrealized holding (losses) gains arising during the period	(515)	136
Deferred tax benefit (expense)	175	(46)
Reclassification of net securities gains and impairments recognized in net income	(435)	(42)
Deferred tax expense	148	14

Unrealized (losses) gains adjustment, net of tax	(627)	62

Defined benefit pension plan:
Net pension gain (loss)	8	(98)
Deferred tax (expense) benefit	(3)	37
Reclassification of pension expense	78	76
Deferred tax benefit	(26)	(29)

Defined benefit pension plan adjustment, net of tax	57	(14)

Post retirement benefit plan:
Net postretirement gain	169	147
Deferred tax expense	(58)	(50)
Reclassification of postretirement expense	—	—
Deferred tax benefit	—	—

Post retirement benefit plan adjustment, net of tax	111	97

Total other comprehensive (loss) income	(459)	145

Comprehensive income	$2,076	$511

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Shareholders’
(Dollars in thousands, except shate data or amounts)	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance January 1, 2015	4,817,856	$24,089	$2,777	$13,293	$(921)	$39,238
Net income	—	—	—	366	—	366
Other comprehensive income	—	—	—	—	145	145
Stock repurchase	(43,000)	(215)	(28)	—	—	(243)
Stock compensation expense	—	—	63	—	—	63

Balance December 31, 2015	4,774,856	23,874	2,812	13,659	(776)	39,569
Net income	—	—	—	2,535	—	2,535
Other comprehensive loss	—	—	—	—	(459)	(459)
Stock compensation expense	—	—	60	—	—	60

Balance December 31, 2016	4,774,856	$23,874	$2,872	$16,194	$(1,235)	$41,705

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$2,535	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,057	998
Net amortization and accretion of securities	424	389
Amortization of subordinated debt issuance costs	16	10
Provision for loan losses	287	1,597
Stock compensation expense	60	63
Deferred income tax benefit	(88)	(490)
Gain on securities available-for-sale	(435)	(42)
Increase in OREO valuation allowance	53	288
Loss on sale of other real estate	74	107
Loss on disposal of fixed assets	—	6
Mortgage servicing rights	(13)	(62)
Loan originations for sale	(22,399)	(14,317)
Loan sales	22,871	14,326
Gain on loans sold	(628)	(279)
Increase in cash surrender value of life insurance	(274)	(247)
Increase in accrued income and other assets	(147)	(477)
Increase in other liabilities	506	351

Net cash provided by operating activities	3,899	2,587

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	4,224	2,811
Proceeds from sales and calls of available-for-sale securities	19,509	13,540
Maturities of certificates of deposits	1,488	1,240
Purchase of bank owned life insurance	(2,000)	—
Purchases of available-for-sale securities	(21,727)	(35,066)
Sales (purchases) of restricted securities	82	(301)
Increase in federal funds sold	(2,079)	(152)
Proceeds from the sale of VISA loan portfolio	1,301	—
Loan (originations) and principal collections, net	(40,739)	(49,958)
Proceeds from sale of other real estate	342	805
Purchases of premises and equipment	(256)	(1,185)

Net cash used in investing activities	(39,855)	(68,266)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	21,198	46,660
Net increase in time deposits	662	5,613
Repurchase of common stock	—	(243)
Net increase in securities sold under repurchase agreements	11,149	1,149
Issuance of subordinated debt, net	—	6,834
(Decrease) increase in Federal Home Loan Bank advances	(5,000)	5,000

Net cash provided by financing activities	28,009	65,013

Net decrease in cash and due from banks	(7,947)	(666)
Cash and due from banks at beginning of period	20,299	20,965

Cash and due from banks at end of period	$12,352	$20,299

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$3,538	$2,864

Income taxes	470	812

Non-cash investing and financing:
Unrealized (loss) gain on investment securities	(950)	94

Change in fair value of pension and post-retirement obligation	255	125

Loans transferred to other real estate owned	1,943	460

Loans originated to facilitate sale of OREO	850	181

Changes in deferred taxes resulting from OCI transactions	236	(74)

Transfer of loans to held for sale	1,173	—

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

Note 2.    Proposed Business Combination

On November 2, 2016, the Company signed a definitive merger agreement with Virginia BanCorp a bank holding company conducting substantially all of its operations through its subsidiary Virginia Commonwealth Bank. Upon completion of the merger, the Company will be the surviving corporation and shareholders of Virginia BanCorp will receive 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they own. After the merger is completed, the Company’s current shareholders will own approximately 51% of the outstanding stock of the Company and Virginia BanCorp’s current shareholders will own approximately 49% of the outstanding stock of the Company. After the merger, banking operations will be consolidated and the Bank will operate as Virginia Commonwealth Bank. The merger is expected to be completed early in the second quarter of 2017, subject to approval of both companies’ shareholders, regulatory approvals, and other customary closing conditions. Regulatory approvals were received in February 2017 and the shareholders approved the merger in March 2017.

Note 3. Significant Accounting Policies

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

Allowance for loan losses (“ALL”)

The ALL reflects management’s judgment of probable loan losses inherent in the portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each homogenous segment and class of the portfolio, plus any loans analyzed individually for impairment. Depending on the nature of each segment and class, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

Management employs a risk rating system to evaluate and consistently categorize loan portfolio credit risk. Loans assigned risk rating grades include all commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which are impaired, loans to real estate developers and contractors, consumer loans greater than $250 thousand with chronic delinquency, and TDRs. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades are evaluated as new information becomes available for each borrowing relationship or at least quarterly. All other loans not specifically assigned a risk rating grade are monitored as a discrete pool of loans generally based on delinquency status. Risk rating categories are as follows:

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

The general component of the ALL calculation collectively evaluates groups of loans in segments and classes, as noted above. The segments are: (1) Mortgage loans on real estate; (2) Commercial and industrial loans; and (3) Consumer and other loans. The segment for Mortgage loans on real estate is disaggregated into the following classes: (1) Construction, land and land development; (2) Farmland; (3) Residential first mortgages; (4) Residential revolving and junior mortgages; (5) Commercial mortgages (non-owner-occupied); and (6) Commercial mortgages (owner-occupied). Loans in segment 1 are secured by real estate. Loans in segments 2 and 3 are secured by other types of collateral or are unsecured. A given segment or class may not reflect the purpose of a loan. For example, a business owner may provide his residence as collateral for a loan to his company, in which case the loan would be grouped in a residential mortgage class. Historical loss factors are calculated for the prior 20 quarters by segment and class, and then applied to the current balances in each segment and class. Finally, qualitative factors are applied to each segment and class.

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

The Company evaluates its deferred tax assets quarterly to determine if those assets will be recovered and if a valuation allowance is needed. At December 31, 2016, the Company determined no valuation allowance related to its deferred tax assets was necessary.

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

Earnings per share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Refer to Note 20.

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

Significant group concentration of credit risk

Most of the Company’s business activity is with customers located in the Virginia counties of Lancaster, Northumberland, Richmond, Westmoreland, Middlesex, Chesterfield, Henrico and the City of Richmond, Virginia. The Company makes residential, commercial and consumer loans and a significant amount of the loan portfolio is comprised of real estate mortgage loans, which are secured primarily by single-family residences. The adequacy of collateral on real estate mortgage loans is highly dependent on changes in real estate values.

Advertising

Advertising costs are expensed as incurred and totaled $197 thousand and $213 thousand for the years ended December 31, 2016 and 2015, respectively.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains or losses on securities available-for-sale and changes in the actuarial gain or loss of the pension and postretirement plans. The cumulative position of the items in comprehensive income resides in shareholders’ equity as accumulated other comprehensive income. Refer to Note 25.

Fair value of financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 22. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Reclassifications

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

Recent Accounting Pronouncements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” This ASU requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard’s impact on its financial statements. The Company adopted ASU 2017-03 in the first quarter of 2017. The adoption of the standard resulted in enhanced disclosures regarding the impact that recently issued accounting standards adopted in a future period will have on the Company’s financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which is new guidance for the accounting for credit losses on instruments within its scope. It introduces a new model for current expected credit losses (“CECL”) which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This will include loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In addition, ASU 2016-13 replaces the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. The ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods for estimating the ALL. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the impact that ASU 2016-13 will have on its consolidated financial statements. Periodic historical loan data is being accumulated which will allow for migration analysis of risk ratings, past due and non-accrual status, plus other various individual loan characteristics.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; and (3) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2016-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02. “Leases (Topic 842).” This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. ASU 2016-02 will be effective for the Company for the fiscal years beginning after December 15, 2018 with early adoption permitted. The Company expects to adopt ASU 2016-02 in the first quarter of 2019. The Company is evaluating the impact of the standard and expects a minimal increase in assets and liabilities; however, the Company does not expect the guidance to have a material effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) which requires equity investments, other than those accounted for using the equity method, to be measured at fair value through earnings. There will no longer be an available-for-sale classification measured (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The cost method is also eliminated for equity instruments without a readily determinable fair value. For these investments, companies can elect to record the investment at cost, less impairment, plus or minus subsequent adjustments for observable price changes. This election only applies to equity investments that do not qualify for the net asset value practical expedient. Public companies will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the ASU requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The classification and measurement guidance is effective for periods beginning after December 15, 2017. The Company’s primary available-for sale investments are debt securities and are therefore not included in the scope of ASU 2016-01. The Company is continuing to evaluate the impact that ASU 2016-01 will have on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2014-09 changing the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017 from December 15, 2016. The Company’s primary source of revenue is interest income from loans and their fees and investments. As these items are outside the scope of the guidance, this income is not expected to be impacted by implementation of ASU 2014-09. The Company is still reviewing other sources of income such as fiduciary fees, secondary market lending fees and other deposit account fees to evaluate the impact of ASU 2014-09. The Company continues to evaluate the impact that ASU 2014-09 will have on its consolidated financial statements.

Note 4. Goodwill

The Company has goodwill relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at both December 31, 2016 and 2015, as reflected on the consolidated balance sheets, was $2.8 million. Management determined that these purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill. Goodwill is tested annually for impairment. The test performed using financial information as of September 30, 2016 found no impairment. No events occurred between the date of the annual test and December 31, 2016 that would indicate the existence of impairment.

Note 5. Investment Securities

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	(Losses)	Value
Corporate bonds	$7,695	$14	$(5)	$7,704
U.S. Government agencies	25,668	53	(408)	25,313
State and municipal obligations	18,566	49	(459)	18,156

	$51,929	$116	$(872)	$51,173

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	(Losses)	Value
Corporate bonds	$3,950	$—	$(5)	$3,945
U.S. Government agencies	21,375	69	(156)	21,288
State and municipal obligations	28,599	313	(55)	28,857

	$53,924	$382	$(216)	$54,090

The cost of securities sold is based on actual net cost. Gross realized gains and gross realized losses, as well as proceeds on sales and calls of securities, were as follows:

	For the years ended December 31,
(Dollars in thousands)	2016	2015
Gross realized gains	$445	$68
Gross realized losses	(10)	(26)

Net realized gains	$435	$42

Aggregate proceeds	$19,509	$13,540

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2016 are shown below:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$52	$52
Due after one year through five years	28,093	27,865
Due after five through ten years	17,952	17,530
Due after ten years	5,832	5,726

	$51,929	$51,173

Average yields (taxable equivalent) on securities were 3.09% and 2.55% for the years ended December 31, 2016 and 2015, respectively.

Securities with a market value of $19.1 million and $8.6 million at December 31, 2016 and 2015, respectively, were pledged as collateral for repurchase agreements and for other purposes as required by law. As of December 31, 2016 and 2015, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $18.3 million and $7.2 million as of December 31, 2016 and December 31, 2015, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at December 31, 2016 and 2015, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. The corporate bonds are subordinated debt notes issued by financial institutions. Management does not intend to sell the securities and does not expect to be required to sell the securities. All amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at December 31, 2016 included 37 federal agencies, one corporate bond and 39 municipals. Bonds with unrealized loss positions at December 31, 2015 included five federal agencies, one corporate bond and 17 municipals.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$995	$(5)	$—	$—	$995	$(5)
U.S. Government agencies	20,933	(396)	1,308	(12)	22,241	(408)
States and municipal obligations	12,888	(459)	—	—	12,888	(459)

Total temporarily impaired securities	$34,816	$(860)	$1,308	$(12)	$36,124	$(872)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$495	$(5)	$—	$—	$495	$(5)
U.S. Government agencies	13,871	(141)	1,619	(15)	15,490	(156)
States and municipal obligations	2,566	(17)	3,281	(38)	5,847	(55)

Total temporarily impaired securities	$16,932	$(163)	$4,900	$(53)	$21,832	$(216)

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $1.9 million and $2.0 million at December 31, 2016 and December 31, 2015, respectively, and are included in restricted securities on the consolidated balance sheets. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $580 thousand and $505 thousand at December 31, 2016 and December 31, 2015.    The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 6. Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Mortgage loans on real estate:
Construction, Land and Land Development	$39,818	$42,129
Farmland	1,023	1,030
Commercial Mortgages (Non-Owner Occupied)	35,343	29,086
Commercial Mortgages (Owner Occupied)	41,825	43,956
Residential First Mortgages	194,007	164,405
Residential Revolving and Junior Mortgages	26,425	26,497
Commercial and Industrial loans	43,024	35,104
Consumer Loans	3,544	5,015

Total loans	385,009	347,222
Net unamortized deferred loan costs	391	324
Allowance for loan losses	(3,863)	(4,223)

Loans, net	$381,537	$343,323

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by 90 days or more is generally placed on nonaccrual, unless it is both well secured and in the process of collection.

(Dollars in thousands)	30-89 Days	90 Days or More Past Due and		Total Past Due and		Total

December 31, 2016	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$623	$623	$39,195	$39,818
Farmland	57	—	—	57	966	1,023
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	35,343	35,343
Commercial Mortgages (Owner Occupied)	188	—	2,270	2,458	39,367	41,825
Residential First Mortgages	1,546	—	2,155	3,701	190,306	194,007
Residential Revolving and Junior Mortgages	480	—	160	640	25,785	26,425
Commercial and Industrial	408	—	92	500	42,524	43,024
Consumer Loans	—	—	—	—	3,544	3,544

Total	$2,679	$—	$5,300	$7,979	$377,030	$385,009

December 31, 2015	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans

Mortgage Loans on Real Estate:
Construction, Land and Land Development	$93	$—	$672	$765	$41,364	$42,129
Farmland	—	—	—	—	1,030	1,030
Commercial Mortgages (Non-Owner Occupied)	264	—	—	264	28,822	29,086
Commercial Mortgages (Owner Occupied)	133	—	2,350	2,483	41,473	43,956
Residential First Mortgages	1,304	—	2,841	4,145	160,260	164,405
Residential Revolving and Junior Mortgages	70	—	277	347	26,150	26,497
Commercial and Industrial	10	—	285	295	34,809	35,104
Consumer Loans	32	11	8	51	4,964	5,015

Total	$1,906	$11	$6,433	$8,350	$338,872	$347,222

Note 7. Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands) For the Twelve Months Ended December 31, 2016	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer and other Loans	Total

Beginning Balance	$3,502	$599	$122	$4,223
Reclassification of allowance related to sold loans	—	—	(27)	(27)
(Charge-offs)	(735)	(158)	(53)	(946)
Recoveries	254	61	11	326
Provision (recovery)	297	(9)	(1)	287

Ending Balance	$3,318	$493	$52	$3,863

Individually evaluated for impairment	$803	$92	$—	$895
Collectively evaluated for impairment	2,515	401	52	2,968

(Dollars in thousands) For the Twelve Months Ended December 31, 2015	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer and Other Loans	Total

Beginning Balance	$2,778	$323	$104	$3,205
(Charge-offs)	(521)	(9)	(128)	(658)
Recoveries	27	—	52	79
Provision	1,218	285	94	1,597

Ending Balance	$3,502	$599	$122	$4,223

Individually evaluated for impairment	$1,256	$278	$—	$1,534
Collectively evaluated for impairment	2,246	321	122	2,689

Loan receivables evaluated for impairment individually and collectively by segment as of December 31, 2016 and 2015 are as follows:

	Mortgage	Commercial	Consumer
(Dollars in thousands)	Loans	and	and Other
As of December 31, 2016	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$10,323	$92	$—	$10,415
Collectively evaluated for impairment	328,118	42,932	3,544	374,594

Total Gross Loans	$338,441	$43,024	$3,544	$385,009

As of December 31, 2015
Individually evaluated for impairment	$10,542	$284	$—	$10,826
Collectively evaluated for impairment	296,561	34,820	5,015	336,396

Total Gross Loans	$307,103	$35,104	$5,015	$347,222

Internal risk rating grades are shown in the following table.

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
(Dollars in thousands)	Land		(Non-Owner	(Owner	and
As of December 31, 2016	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$32,009	$1,023	$30,639	$31,191	$40,841	$135,703
Watch	5,795	—	4,184	6,652	1,891	18,522
Special mention	180	—	272	1,453	125	2,030
Substandard	1,834	—	248	2,529	167	4,778
Doubtful	—	—	—	—	—	—

Total	$39,818	$1,023	$35,343	$41,825	$43,024	$161,033

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
	Land		(Non-Owner	(Owner	and
As of December 31, 2015	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$34,692	$1,030	$24,258	$33,023	$29,383	$122,386
Watch	5,337	—	4,564	4,968	5,202	20,071
Special mention	1,119	—	—	2,687	148	3,954
Substandard	981	—	264	3,278	371	4,894
Doubtful	—	—	—	—	—	—

Total	$42,129	$1,030	$29,086	$43,956	$35,104	$151,305

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

		Residential
(Dollars in thousands)	Residential	Revolving
As of December 31, 2016	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (1)	Mortgages (2)	Loans (3)	Total
Performing	$191,852	$26,265	$3,544	$221,661
Nonperforming	2,155	160	—	2,315

Total	$194,007	$26,425	$3,544	$223,976

		Residential
	Residential	Revolving
As of December 31, 2015	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (4)	Mortgages (5)	Loans (6)	Total
Performing	$161,564	$26,220	$4,996	$192,780
Nonperforming	2,841	277	19	3,137

Total	$164,405	$26,497	$5,015	$195,917

Notes:

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.3 million as of December 31, 2016.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $1.1 million as of December 31, 2016.
(3)	No Consumer Loans have been assigned a risk rating grade of Substandard as of December 31, 2016.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.9 million as of December 31, 2015.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $372 thousand as of December 31, 2015.
(6)	No Consumer Loans had been assigned a risk rating grade of Substandard as of December 31, 2015.

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of December 31, 2016 and 2015, along with the average recorded investment and interest income recognized for the years ended December 31, 2016 and 2015.

(Dollars in thousands)	As of December 31, 2016			As of December 31, 2015
IMPAIRED LOANS
With no related allowance:	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
Construction, Land and Land Development	$1,531	$1,539	$—	$445	$451	$—
Residential First Mortgages	2,112	2,176	—	3,130	3,166	—
Residential Revolving and Junior Mortgages (1)	995	999	—	233	233	—
Commercial Mortgages (Non-owner occupied)	248	248	—	264	264	—
Commercial Mortgages (Owner occupied)	1,860	2,178	—	1,352	1,390	—
Commercial and Industrial	—	—	—	—	—	—

	6,746	7,140	—	5,424	5,504	—

With an allowance recorded:
Construction, Land and Land Development	243	286	145	262	290	120
Residential First Mortgages	1,951	1,951	367	2,507	2,507	308
Residential Revolving and Junior Mortgages (1)	544	546	199	258	259	150
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	839	854	92	2,091	2,348	678
Commercial and Industrial	92	101	92	284	285	278

	3,669	3,738	895	5,402	5,689	1,534

Total Impaired Loans:
Construction, Land and Land Development	1,774	1,825	145	707	741	120
Residential First Mortgages	4,063	4,127	367	5,637	5,673	308
Residential Revolving and Junior Mortgages (1)	1,539	1,545	199	491	492	150
Commercial Mortgages (Non-owner occupied)	248	248	—	264	264	—
Commercial Mortgages (Owner occupied)	2,699	3,032	92	3,443	3,738	678
Commercial and Industrial	92	101	92	284	285	278

	$10,415	$10,878	$895	$10,826	$11,193	$1,534

Notes:

(1)	Junior mortgages include equity lines.

	For the Year Ended		For the Year Ended
	December 31, 2016		December 31, 2015
(Dollars in thousands) With no related allowance:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Construction, Land and Land Development	$1,316	$55	$448	$—
Residential First Mortgages	1,956	14	2,077	74
Residential Revolving and Junior Mortgages (1)	808	38	87	5
Commercial Mortgages (Non-owner occupied)	251	15	264	16
Commercial Mortgages (Owner occupied)	1,858	27	1,099	28
Commercial and Industrial	—	—	—	—

	6,189	149	3,975	123

With an allowance recorded:
Construction, Land and Land Development	253	5	270	5
Residential First Mortgages	1,956	90	1,900	90
Residential Revolving and Junior Mortgages (1)	218	9	204	11
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	819	22	1,343	39
Commercial and Industrial	103	1	130	2

	3,349	127	3,847	147

Total
Construction, Land and Land Development	1,569	60	718	5
Residential First Mortgages	3,912	104	3,977	164
Residential Revolving and Junior Mortgages (1)	1,026	47	291	16
Commercial Mortgages (Non-owner occupied)	251	15	264	16
Commercial Mortgages (Owner occupied)	2,677	49	2,442	67
Commercial and Industrial	103	1	130	2

	$9,538	$276	$7,822	$270

Notes:

(1)	Junior mortgages include equity lines.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At December 31, 2016 and 2015, non-accruing loans excluded from impaired loan disclosure totaled $465 thousand and $95 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have approximated $5 thousand and $5 thousand during the years ended December 31, 2016 and 2015, respectively.

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the years ended December 31, 2016 and 2015.

	For the Year Ended			For the Year Ended
	December 31, 2016			December 31, 2015
(Dollars in thousands) TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Residenital first mortages (2)(1)	1	$244	$244	2	$988	$986
Commercial mortgages (Owner occupied) (2)	—	—	—	1	105	124

Notes:

(1)	Modifications were an extention of the loan terms.
(2)	Modifications were capitalization of the interest.

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commerical mortgages (Owner occupied)	—	—	1	$124

Of the TDRs restructured in 2016 and 2015 which did not subsequently default, all are performing. The loan that defaulted in 2015 was charged-off. There were 16 TDRs with an aggregate balance of $3.2 million and 16 TDRs with an aggregate balance of $3.5 million outstanding as of December 31, 2016 and December 31, 2015, respectively.

Note 8. Other Real Estate Owned, Net

Other real estate owned (“OREO”) is presented net of a valuation allowance for losses. An analysis of the valuation allowance on OREO is shown below.

	Years ended
	December 31,
(Dollars in thousands)	2016	2015
Balance, beginning of year	$621	$626
Provision for losses	53	288
Charge-offs	(201)	(293)

Balance, end of period	$473	$621

Expenses applicable to OREO include the following:

	Years ended
	December 31,
(Dollars in thousands)	2016	2015
Net loss on sales of real estate	$74	$107
Provision for losses	53	288
Operating expenses, net of income	93	68

Total expenses	$220	$463

The following table details the properties included in OREO as of December 31, 2016 and December 31, 2015. There were no collateralized consumer residential mortgage loans in the process of foreclosure as of December 31, 2016.

	As of December 31, 2016		As of December 31, 2015
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	2	$891	3	$540
Land lots	7	547	7	413
Convenience store	1	59	2	191
Restaurant	1	55	1	55
Commerical properties	3	942	3	671

Total	14	$2,494	16	$1,870

Included in other assets as of December 31, 2016 and 2015, is one residential property purchased in 2013 from a related party with a value of $708 thousand and a former branch, which was closed April 30, 2015, with a value of $403 thousand.

Note 9. Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2016 and 2015 were as follows:

(Dollars in thousands)	2016	2015
Land and improvements	$2,350	$2,350
Buildings and improvements	12,221	12,232
Furniture and equipment	10,323	10,069

Total cost	24,894	24,651
Less accumulated depreciation	(14,050)	(13,005)

Premises and equipment, net	$10,844	$11,646

Depreciation expense for the years ended December 31, 2016 and 2015 totaled $1.1 million and $998 thousand, respectively.

Note 10. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 was $19.2 million and $20.3 million, respectively.

At December 31, 2016, the scheduled maturities of time deposits are as follows (in thousands):

2017	$21,234
2018	34,783
2019	17,929
2020	39,028
2021	15,076
Thereafter	—

$128,050

At December 31, 2016 and 2015, overdraft demand deposits reclassified to loans totaled $51 thousand and $56 thousand, respectively.

At December 31, 2016 and 2015, the Company had wholesale deposits of $8.5 million and $15.5 million, respectively.

Note 11. Employee Benefit Plans

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

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation, beginning of year	$3,488	$3,546	$668	$771
Service cost	—	—	22	23
Interest cost	134	131	28	30
Actuarial loss (gain)	17	(104)	(170)	(147)
Benefit payments	(279)	(85)	(8)	(9)
Settlement loss	38	—	—	—

Benefit obligation, end of year	3,398	3,488	540	668

Change in plan assets
Fair value of plan assets, beginning of year	2,806	2,897	—	—
Actual return on plan assets	163	(6)	—	—
Employer contributions	—	—	8	9
Benefits payments	(279)	(85)	(8)	(9)

Fair value of plan assets, end of year	2,690	2,806	—	—

Funded status at the end of the year	$(708)	$(682)	$(540)	$(668)

Amounts recognized in accumulated other comprehensive loss (income)
Net loss (gain)	$1,316	$1,402	$(234)	$(65)
Prior service cost	—	—	—	—
Net obligation at transition	—	—	—	—

Amount recognized	$1,316	$1,402	$(234)	$(65)

Components of net periodic benefit cost (gain)
Service cost	$—	$—	$22	$23
Interest cost	134	131	28	30
Expected (return) on plan assets	(189)	(196)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	—	—
Recognized net loss due to settlement	90	—	—	—
Recognized net actuarial loss	77	76	—	—

Net periodic benefit (gain) cost	112	11	50	53

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
Net (gain) loss	(86)	22	(170)	(147)
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	—	—

Total recognized in other comprehensive loss/(income)	(86)	22	(170)	(147)

Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$26	$33	$(120)	$(94)

	2016	2015	2016	2015
Weighted-average assumptions as of December 31:
Discount rate used for Net Periodic Pension Cost	4.25%	4.00%	4.25%	4.00%
Discount Rate used for Disclosure	4.00%	4.25%	4.00%	4.25%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Rate of compensation increase for net periodic pension cost	N/A	N/A	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	N/A	N/A

The accumulated benefit obligation for the cash balance pension plan was $3.4 million and $3.5 million at December 31, 2016 and 2015, respectively.

Estimated future benefit payments for the pension and postretirement plans are as follows (in thousands):

	Pension	Postretirement
2017	$523	$11
2018	38	12
2019	358	15
2020	380	17
2021	228	19
2022 through
2026	1,228	127

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

The fair value of the Company’s pension plan assets by asset category are as follows:

(Dollars in thousands)		Fair Value Measurements at December 31, 2016 Using
Description	Balance	Level 1	Level 2	Level 3
Defined benefit plan assets:
Mutual funds - fixed income	$1,041	$1,041	$—	$—
Mutual funds - equity	1,649	1,649	—	—

Total defined benefit plan assets	$2,690	$2,690	$—	$—

		Fair Value Measurements at December 31, 2015 Using
Description	Balance	Level 1	Level 2	Level 3
Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,119	1,119	—	—
Mutual funds - equity	1,684	1,684	—	—

Total defined benefit plan assets	$2,806	$2,806	$—	$—

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

The Company expects to make no contributions to its pension plan for the 2017 plan year.

Postretirement benefits plan. As of December 31, 2016, there are no longer any benefits under the Company’s postretirement plan that are impacted by medical trends. The Company expects to contribute $6 thousand to its postretirement plan in 2017. In addition, as of December 31, 2016 and 2015, the Company paid approximately $8 thousand and $9 thousand, respectively, for employees who retired.

401(k) retirement plan. Substantially all employees are eligible to participate in the Company’s 401(k) retirement plan beginning the first of the month following their hire date. Employees are eligible to participate the month following their hire date and the Company matches 100% of the first 3% and 50% of the next 3% of an employee’s contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to this plan amounted to $193 thousand and $176 thousand for the years ended December 31, 2016 and 2015, respectively.

Note 12. Financial Instruments with Off-Balance Sheet Risk

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2016 and 2015, the Company had outstanding loan commitments approximating $38.2 million and $42.7 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2016 and 2015, commitments under outstanding performance stand-by letters of credit aggregated $452 thousand and $473 thousand, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 13. Restrictions on Cash and Due from Banks

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) requires banks to maintain cash reserves against certain categories of deposit liabilities. As of both December 31, 2016 and 2015, the aggregate amount of daily average required reserves for the final weekly reporting period was $25 thousand.

Note 14. Other Borrowings

Securities sold under repurchase agreements were $18.3 million and $7.2 million as of December 31, 2016 and December 31, 2015, respectively, and included in liabilities on the consolidated balance sheets. Securities sold under agreements to repurchase are secured transactions with customers, generally mature the day following the day sold and can be changed at the option of the Bank with minimal risk of loss due to fair value. During 2016 and 2015, the average rates of the repurchase agreements were 0.16% and 0.15%, respectively. Unused lines of credit with nonaffiliated banks, excluding FHLB, totaled $21.5 million at both December 31, 2016 and 2015. Draws upon these lines have time limits varying from two to four consecutive weeks. The banks providing these lines can change the interest rates on these lines daily. The lines renew annually and are tested periodically each year.

Note 15. Debt

As of December 31, 2016 and December 31, 2015, the Bank had $35 million and $40 million of outstanding FHLB debt, respectively, consisting of five and seven advances, respectively. Three advances for $5.0 million each that matured in February 2016, April 2016 and September 2016 were repaid. The fixed rate advance that matured in October 2016 was replaced with a three month 0.49% fixed rate advance for $5.0 million. A new advance for $10.0 million was drawn in December 2016 with a two month 0.67% fixed rate maturing in February 2017. The $5.0 million advance that matured in January 2017 was replaced with an 11 month 0.995% fixed rate advance. The advance maturing in February 2017 was replaced with a three month 0.79% fixed rate advance. Two new fixed rate advances of $5.0 million each have been drawn thus far in 2017.

The five advances are shown in the following table.

			Current	Maturity
Description	Balance	Originated	Interest Rate	Date
Adjustable Rate Hybrid	$10,000,000	4/12/2013	3.25750%	4/13/2020
Fixed Rate Credit	10,000,000	12/30/2016	0.67000%	2/28/2017
Fixed Rate Credit	5,000,000	10/20/2016	0.49000%	1/20/2017
Fixed Rate Credit	5,000,000	12/21/2015	0.99000%	6/15/2017
Fixed Rate Credit	5,000,000	12/22/2015	1.08000%	9/15/2017

	$35,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of December 31, 2016, was $74.9 million against a total line of credit of $115.9 million.

As of December 31, 2016 and December 31, 2015, the Company had $35.0 million and $40.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.49% and 1.17%, respectively.

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

(Dollars in thousands)	Balance as of	Balance as of
	December 31, 2016	December 31, 2015
6.5% Subordinated Debt	$7,000	$7,000
Less: Issuance costs	(140)	(156)

	$6,860	$6,844

Note 16. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. The Commonwealth of Virginia does not charge an income tax for regulated banking institutions.

The expense (benefit) for income taxes consisted of the following (in thousands):

Year ended December 31,	2016	2015
Current	$1,054	$303
Deferred	(88)	(490)

	$966	$(187)

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2016	2015
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	-6.1%	-116.9%
Bank owned life insurance	-2.7%	-46.9%
Merger costs	2.5%	—
Other, net	-0.1%	25.3%

	27.6%	-104.5%

The components of the net deferred tax assets and liabilities included in other assets are as follows (in thousands):

December 31,	2016	2015
Deferred tax assets
Allowance for loan losses	$908	$985
Interest on non-accrual loans	130	89
Other real estate	446	419
Pension plan	242	233
Postretirement benefits	184	227
Unrealized losses (gains) on available-for-sale securities	268	(55)
Deferred compensation	191	162
Stock-based compensation	30	31
Other	27	20

Total deferred tax assets	2,426	2,111

Deferred tax liabilities
Depreciation	(126)	(171)
Amortization of goodwill	(955)	(955)
Net deferred loan fees and costs	(133)	(110)
Other	(58)	(64)

Total deferred tax (liabilities)	(1,272)	(1,300)

Net deferred tax assets	$1,154	$811

Note 17. Regulatory Requirements and Restrictions

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

Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank during 2016 to maintain minimum amounts and ratios (set forth in the table below) of total common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2016 and 2015, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2016, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized on such date, an institution must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In July 2013, the Federal Reserve issued final rules that made technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer will be phased in over a four year period which began on January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement will be phased in as of January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2016 and December 31, 2015, are presented in the following tables:

			Minimum		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Capital Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$51,810	15.02%	$27,600	8.00%	N/A	N/A
Bank of Lancaster	46,977	13.69%	27,460	8.00%	$34,325	10.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	41,087	11.91%	20,700	6.00%	N/A	N/A
Bank of Lancaster	43,114	12.56%	20,595	6.00%	$27,460	8.0%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	41,087	11.91%	15,525	4.50%	N/A	N/A
Bank of Lancaster	43,114	12.56%	15,446	4.50%	$22,311	6.5%

Tier 1 Capital (to Average Assets)
Consolidated	41,087	8.66%	18,967	4.00%	N/A	N/A
Bank of Lancaster	43,114	9.18%	18,793	4.00%	$23,491	5.0%

			Minimum		Minimum To Be Well Capitalized Under Prompt Corrective
	Actual		Capital Requirement		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$49,305	15.54%	$25,380	8.00%	N/A	N/A
Bank of Lancaster	42,923	13.64%	25,176	8.00%	$31,471	10.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,492	12.13%	19,035	6.00%	N/A	N/A
Bank of Lancaster	38,986	12.39%	18,882	6.00%	$25,176	8.0%

Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	38,492	12.13%	14,276	4.50%	N/A	N/A
Bank of Lancaster	38,986	12.39%	14,162	4.50%	$20,456	6.5%

Tier 1 Capital (to Average Assets)
Consolidated	38,492	8.84%	17,420	4.00%	N/A	N/A
Bank of Lancaster	38,986	9.11%	17,125	4.00%	$21,406	5.0%

Bank Dividends

One source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval from the Bank’s regulators.

Note 18. Employee Stock Ownership Plan

The Company has a noncontributory Employee Stock Ownership Plan (“ESOP”) for the benefit of all eligible employees who have completed twelve months of service and who have attained the age of 21 years. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated proportionately based on the covered compensation of each participant compared to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The plan had 113,161 allocated shares as of December 31, 2016. Contributions to the plan were $67 thousand and $50 thousand in 2016 and 2015, respectively. There were no dividends on the Company’s stock held by the ESOP in 2016 and 2015. Shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

Note 19. Stock-Based Compensation Plans

On June 28, 2013, the Company registered a new stock-based compensation plan with the Securities and Exchange Commission, which suspended all other plans. There are 338,209 shares available for grant under this plan at December 31, 2016. Unissued shares are generally used for exercises of stock options and restricted stock grants.

Stock-based compensation expense related to stock awards during 2016 and 2015 was $60 thousand and $63 thousand, respectively. There was no unrecognized compensation expense related to stock options as of December 31, 2016. A total of 29,500 options and 28,500 options were granted and vested during 2016 and 2015, respectively. Compensation expense for stock options is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. The expected volatility is based on historical volatility of the Company’s stock price. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The fair value of options granted during 2016 was $2.14 and $2.00. The fair value of options granted during 2015 was $2.17 and $2.28.

The variables used in these calculations of the fair value of the options are as follows:

	For the twelve months ended December 31,
	2016	2015
Risk free interest rate (5 year Treasury)	1.94%	1.52% - 1.68%
Expected dividend yield	0%	0%
Expected term (years)	5	5
Expected volatility	24.5% - 40.1%	40.6% - 47.1%

Stock option plan activity for 2016 and 2015 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)

Options outstanding, January 1, 2015	190,419	$7.02	6.2

Granted	28,500	5.65
Forfeited	—	—
Exercised	—	—
Expired	(7,734)	14.43

Options outstanding, December 31, 2015	211,185	6.57	6.0	$81,248

Granted	29,500	7.24
Forfeited	(13,787)	5.90
Exercised	—	—
Expired	(8,598)	12.84

Options outstanding, December 31, 2016	218,300	$6.35	5.9	$378,288

Options exercisable, December 31, 2016	218,300	$6.35	5.9	$378,288

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on changes in the market value of the Company’s common stock.

Note 20. Earnings per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	December 31, 2016		December 31, 2015
	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,774,856	$0.53	4,791,722	$0.08
Effect of dilutive securities:
Stock options	25,090		13,596

Diluted earnings per share	4,799,946	$0.53	4,805,318	$0.08

For the years ended 2016 and 2015, options on 62,541 and 89,473 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 21. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $8.9 million and $2.6 million at December 31, 2016 and 2015, respectively. All such loans, in the opinion of management, were made in the normal course of business on the same terms, including interest rate, collectability and collateral, as those prevailing at the time for comparable transactions.

(Dollars in thousands
Balance, January 1, 2016	$2,570
New loans and extensions to existing loans	6,818
Repayments and other reductions	(525)

Balance, December 31, 2016	$8,863

Unfunded commitments to extend credit to related parties were $2.0 million and $1.6 million at December 31, 2016 and 2015, respectively.

The Company maintains deposit accounts with some related parties. The aggregate amount of these deposit accounts at December 31, 2016 and 2015 amounted to $696 thousand and $499 thousand, respectively.

On May 28, 2015, the Company issued $7.0 million of 6.50% subordinated debt. Related parties purchased and held principal note amounts of $285 thousand. As of December 31, 2016, the Company owed these related parties $291 thousand in principal and accrued interest with regard to the subordinated debt.

Note 22. Fair Value Measurements

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available-for-sale: Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.    The Company employs a third party to determine the fair value of its securities available-for-sale.

During the fourth quarter of 2016, the third party determined that the methodology used to determine the fair value of certain U.S. government securities as a group instead of individually was considered Level 2 fair value measurement, therefore approximately $1.6 million of Level 1 securities were moved to Level 2. During the fourth quarter of 2016, $1.5 million of corporate bonds were transferred from Level 2 to Level 3 due to the passage of time from the trade date and reliance upon non-binding bid prices as the primary fair value input.

Defined benefit plan assets: Defined benefit plan assets are recorded at fair value on an annual basis at year end.

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $6.00 per loan as of December 31, 2016 and December 31, 2015. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 150% and 163% as of December 31, 2016 and December 31, 2015, respectively. A discount rate of 14.0% was then applied to each pool as of December 31, 2016 and 11.0% as of December 31, 2015. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of

December 31, 2016 and December 31, 2015:

(Dollars in thousands)	Balance	Fair Value Measurements at December 31, 2016 Using
Description		Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$7,704	$—	$—	$7,704
U. S. Government agencies	25,313	—	25,313	—
State and municipal obligations	18,156	—	18,156	—

Total securities available-for-sale:	$51,173	$—	$43,469	$7,704

Mortgage servicing rights	$671	$—	$—	$671

Defined benefit plan assets:
Mutual funds - fixed income	$1,041	$1,041	$—	$—
Mutual funds - equity	1,649	1,649	—	—

Total defined benefit plan assets	$2,690	$2,690	$—	$—

	Balance	Fair Value Measurements at December 31, 2015 Using
Description		Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$3,945	$—	$—	$3,945
U. S. Government agencies	21,288	1,216	20,072	—
State and municipal obligations	28,857	—	28,857	—

Total securities available-for-sale:	$54,090	$1,216	$48,929	$3,945

Mortgage servicing rights	$658	$—	$—	$658

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,119	1,119	—	—
Mutual funds - equity	1,684	1,684	—	—

Total defined benefit plan assets	$2,806	$2,806	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

(Dollars in thousands)	MSRs	Corporate Bonds

Balance, January 1, 2016	$658	$3,945
Purchases	—	3,750
Impairments	—	—
Fair value adjustments	13	9
Sales	—	—

Balance, December 31, 2016	$671	$7,704

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Balance as of
Description	December 31, 2016	Level 1	Level 2	Level 3
Impaired Loans, net	$2,774	$—	$—	$2,774
Other real estate owned, net	2,494	—	—	2,494

		Fair Value Measurements at December 31, 2015 Using
	Balance as of
Description	December 31, 2015	Level 1	Level 2	Level 3
Impaired Loans, net	$3,868	$—	$—	$3,868
Other real estate owned, net	1,870	—	—	1,870

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2016:

(Dollars in thousands)	Balance as of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired Loans, net	$2,774	Discounted appraised value	Selling Cost	10% - 20% (16%	)
			Lack of Marketability	50% (50%	)
Other real estate owned, net	2,494	Discounted appraised value	Selling Cost	3% - 13% (5%	)
			Lack of Marketability	10% - 20% (11%	)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2015:

(Dollars in thousands)	Balance as of December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired Loans, net	$3,868	Discounted appraised value	Selling Cost	10% - 25% (13%	)
			Lack of Marketability	50% - 60% (51%	)
Other real estate owned, net	1,870	Discounted appraised value	Selling Cost	3% - 13% (4%	)
			Lack of Marketability	10% - 20% (12%	)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2016	December 31, 2016	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,851	$4,851	$4,851	$—	$—
Interest-bearing deposits	7,501	7,501	7,501	—	—
Certificates of deposit	4,216	4,216	—	4,216	—
Federal funds sold	2,350	2,350	2,350	—	—
Securities available-for-sale	51,173	51,173	—	43,469	7,704
Restricted securities	2,649	2,649	—	—	2,649
Loans, net	381,537	384,468	—	—	384,468
Loans held for sale	276	276	—	—	276
Accrued interest receivable	1,372	1,372	—	1,372	—
Mortgage servicing rights	671	671	—	—	671

Financial Liabilities:
Non-interest-bearing liabilities	$74,799	$74,799	$74,799	$—	$—
Savings and other interest-bearing deposits	178,869	178,869	—	178,869	—
Time deposits	128,050	127,497	—	—	127,497
Securities sold under repurchase agreements	18,310	18,310	—	18,310	—
FHLB advances	35,000	35,668	—	35,668	—
Subordinated debt	6,860	7,000	—	—	7,000
Accrued interest payable	331	331	—	331	—

			Fair Value Measurements at December 31, 2015 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2015	December 31, 2015	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,969	$4,969	$4,969	$—	$—
Interest-bearing deposits	15,330	15,330	15,330	—	—
Certificates of deposit	5,735	5,735	—	5,487	248
Federal funds sold	271	271	271	—	—
Securities available-for-sale	54,090	54,090	1,216	48,929	3,945
Restricted securities	2,731	2,731	—	—	2,731
Loans, net	343,323	347,500	—	—	347,500
Loans held for sale	270	270	—	—	270
Accrued interest receivable	1,318	1,318	—	1,318	—
Mortgage servicing rights	658	658	—	—	658

Financial Liabilities:
Non-interest-bearing liabilities	$65,842	$65,842	$65,842	$—	$—
Savings and other interest-bearing deposits	166,628	166,628	—	166,628	—
Time deposits	127,388	127,433	—	—	127,433
Securities sold under repurchase agreements	7,161	7,161	—	7,161	—
FHLB advances	40,000	40,855	—	40,855	—
Subordinated debt	6,844	7,000	—	—	7,000
Accrued interest payable	318	318	—	318	—

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At December 31, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 23. Leases

The Company has long-term leases for three retail branches and office equipment. Lease expense for 2016 and 2015 was $179 thousand and $168 thousand, respectively. Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under the long-term non-cancelable lease agreements (in thousands).

2017	$115
2018	83
2020	28
2021	—
2022	—
Thereafter	—

$226

Note 24. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

(Dollars in thousands)
Condensed Balance Sheets	December 31, 2016	December 31, 2015
Assets
Cash and due from non-affiliated banks	$990	$149
Interest-bearing deposits	168	1,902
Certificates of deposit	1,240	2,480
Investments in subsidiaries	45,510	41,591
Other assets	1,680	1,920

Total assets	$49,588	$48,042

Liabilities and Shareholders’ Equity
Liabilities
Subordinated debt	$6,860	$6,844
Deferred directors’ compensation	561	477
Other liabilities	462	1,152

Total liabilities	7,883	8,473

Total shareholders’ equity	41,705	39,569

Total liabilities and shareholders’ equity	$49,588	$48,042

(Dollars in thousands)
Condensed Income Statements	Years ended December 31,
	2016	2015
Interest income	$17	$6
Interest expense	472	279

Net interest expense	(455)	(273)
Non-interest income	678	629
Non-interest expense	1,261	839

Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,038)	(483)
Income tax benefit	(194)	(28)

Loss before equity in undistributed earnings of subsidiaries	(844)	(455)

Equity in undistributed earnings of subsidiaries	3,379	821

Net income	$2,535	$366

(Dollars in thousands)
Condensed Statements of Cash Flows	Years ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$2,535	$366
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	16	10
Stock-based compensation	60	63
Equity in undistributed earnings of subsidiaries	(3,379)	(821)
Decrease (increase) in other assets	240	(187)
Net change in deferred directors’ compensation	83	63
(Decrease) increase in other liabilities	(688)	1

Net cash used in operating activities	(1,133)	(505)

Cash Flows from Investing Activities:
Maturities (purchases) of certificates of deposit	1,240	(2,480)
Investment in subsidiaries	(1,000)	(4,000)

Net provided by (cash used) in investing activities	240	(6,480)

Cash Flows from Financing Activities:
Proceeds from the issuance of subordinated debt	—	6,834
Repurchase of common stock	—	(243)

Net cash provided by financing activities	—	6,591

Net decrease in cash and due from banks	(893)	(394)
Cash and cash equivalents at January 1	2,051	2,445

Cash and cash equivalents at December 31	$1,158	$2,051

Note 25. Accumulated Other Comprehensive Income

The balances in accumulated other comprehensive income (loss) are shown in the following table (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2015	$45	$(966)	$(921)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $46	90	—	90
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $14	(28)	—	(28)
Net gain on pension and postretirement plans, net of tax expense of $42	—	83	83

Balance December 31, 2015	107	(883)	(776)

Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $175	(340)	—	(340)
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $148	(287)	—	(287)
Net gain on pension and postretirement plans, net of tax expense of $87	—	168	168

Balance at December 31, 2016	$(520)	$(715)	$(1,235)

Reclassification for previously unrealized gains and impairments on securities and pension and postemployment related costs are reported in the consolidated statements of income as follows:

	Accumulated Other Comprehensive Income (Loss) Reclassification for the Year Ended December 31, 2016
(Dollars in thousands)	Holding gains (losses) on securities	Pension and postemployment costs
Net gains on sales of securities available-for-securities	$435	$—
Salaries and employee benefits	—	(77)
Tax (expense) benefit	(148)	26

Impact on net income	$287	$(51)

	Accumulated Other Comprehensive Income (Loss) Reclassification for the Year Ended December 31, 2015
(Dollars in thousands)	Holding gains (losses) on securities	Pension and postemployment costs
Net gains on sale of securities available-for-securities	$42	$—
Salaries and employee benefits	—	(76)
Tax (expense) benefit	(14)	29

Impact on net income	$28	$(47)

Note 26. Subsequent Event

On March 15, 2017 the Company’s shareholders voted to increase the authorized number of common stock from 10 million to 30 million shares. This has been reflected on the consolidated balance sheets.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings as of December 31, 2016.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, a.k.a. COSO (2013). Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Information

Currently, the Board of Directors of the Company is comprised of six members. The following biographical information discloses each director’s age, business experience and other directorships held during the past five years. It also includes the experiences, qualifications, attributes and skills that led to the conclusion that the individual should serve as a director for the Company.

Class I Directors—Qualifications and Experiences of Directors (term expiring in 2017)

Richard A. Farmar, III, 59, has been a director of the Company since 2004. He is President of SIFA Corporation, headquartered in Warsaw, Virginia. A graduate of Hampden-Sydney College, he joined B. H. Baird in 1979. In 1983, he received the AAI (Accredited Advisor in Insurance) designation and in 1994, the CPCU (Chartered Property Casualty Underwriter) designation. Mr. Farmar became President of SIFA Corporation, t/a B. H. Baird Insurance Agency in January 1999. He has served as President of the Independent Insurance Agents of Virginia and as a director of the Keystone Insurers Group and Virginia Financial Services Corporation. Active in his community, Mr. Farmar has served as President of the Warsaw Jaycees, President of the George Washington National Memorial Association, President of the Rappahannock Chapter of Ducks Unlimited and has coached Little League Baseball. He is a past President and current member of the Warsaw Rotary Club, a director of The Tidewater Foundation and a director of The Haven. Mr. Farmar is also the Chairman of the Board of the Bank and Chairman of its Executive, Loan and Investment Committees. His connections to Richmond County, Virginia provide valuable knowledge of that market area.

Randal R. Greene, 57, has been a director of the Company since 2011. He is the President and Chief Executive Officer of the Company and the Bank. He is also a director of the Company, the Bank and Vice Chairman of Bay Trust Company. He received his Bachelor of Business Administration degree from East Tennessee University. He began his banking career in 1984 and brings over 30 years of community banking and management experience to the Bay Banks family, which he joined in 2011. Prior to serving in his current positions with the Company and the Bank, Mr. Greene was Regional President of State of Franklin Bank, a division of Jefferson Federal Bank in Johnson City, Tennessee. From 1996 to 2008, he was President and Chief Executive Officer, director and founder of State of Franklin Savings Bank and Chairman of its Executive Committee. Mr. Greene was the President of State of Franklin Real Estate from 1997 to 2008, growing the company to 100 agents and to number two in market share. In addition, he served as President of State of Franklin Leasing Company. Mr. Greene has had a lifetime involvement in Boy Scouts of America and is currently a member of the Executive Board of the Capital Heart of Virginia Boy Scouts Council. He is a former President of the Sequoyah Council, which serves 17 counties in East Tennessee and Southwest Virginia, and former Chairman of the Silver Eagle Dinner for Boy Scouts of America. He has also served as the Leadership Chairman of United Way of East Tennessee, as a board member of the Children’s Advocacy Center, Chairman and board member of Comprehensive Community Services, Foundation Board member of East Tennessee State University, and board member of the Johnson City/Washington County Chamber of Commerce. He is a past Chairman of the Johnson City Medical Center Foundation, past board member of the City of Johnson City Community Development Board and the organizer of the Eastern Eight, a successful non-profit housing corporation. Currently, Mr. Greene serves on the Board of Directors of the Virginia Association of Community Bankers, and the Board of Bankers Title of Shenandoah, LLC. Mr. Greene formerly served on the board of the Rappahannock General Hospital Foundation. He also has been a participant of LEAD Northern Neck, a component of LEAD VIRGINIA, designed to build a network of informed, engaged and connected leadership for the Commonwealth of Virginia. Mr. Greene joined the local Boys & Girls Club Board of Directors in 2016.

Class II Directors—Qualifications and Experiences of Directors (term expiring in 2018)

Julien G. Patterson, 65, has been a director of the Company since 2009. He brings to the Company’s Board of Directors valuable entrepreneurial business and board skills as past Chairman of OMNIPLEX World Services Corporation, a company he founded 28 years ago. The company employs approximately 3,500 men and women worldwide. Mr. Patterson’s security career began with the Central Intelligence Agency (the “CIA”), during which time he designed a wide variety of comprehensive and specialized security training programs, and led those mobile training teams. In 1987, Mr. Patterson left the CIA to begin his career as an entrepreneur. In 1997, Mr. Patterson was named the Greater Washington Entrepreneur of the Year from a field of over 890 nominees. The Entrepreneur of the Year award, sponsored by Ernst & Young LLP, the NASDAQ Stock Market and other nationally known companies, was established to recognize “an elite group of entrepreneurs whose vision, innovation and hard work have established and sustained successful growing businesses.” Mr. Patterson received his undergraduate and honorary doctorate degrees from Norfolk State University, and previously served on its Board of Visitors. He is the past Chairman of the Virginia Economic Development Partnership (for former Governors McDonnell and Kaine), a past Chairman of the Virginia Chamber of Commerce, a past Chairman of the Virginia Community College Foundation, a past Chairman of Virginia FREE, a director of the Boys & Girls Club of the Northern Neck, the Northern Neck Insurance Company, and a past director of the Steamboat Era Museum and a past trustee of the Virginia Foundation for Independent Colleges. Mr. Patterson is currently a keynote speaker, entrepreneurial coach, economic development activist, and international security consultant.

Class III Directors—Qualifications and Experiences of Directors (term expiring in 2019)

C. Dwight Clarke, 54, has been a director of the Company since 2013. He is a Partner and Certified Public Accountant of Dehnert, Clarke & Co., P.C., an accounting firm located in Irvington, Virginia. Mr. Clarke has been associated with the firm since 1985 and a partner since June 1990. He works with clients throughout the counties of Lancaster, Northumberland, Middlesex and Mathews. Mr. Clarke graduated from Virginia Tech in 1985 with a B.S. degree in Accounting. He is a member of the American Institute of CPAs and the Virginia Society of CPAs. Active in his community, Mr. Clarke is a member, past President and Treasurer of the Kilmarnock-Irvington-White Stone Rotary Club; board member and Treasurer of the Tidewater Foundation; board member of Rappahannock Westminster Canterbury in Irvington, Virginia; a past board member and Treasurer for both the Lancaster County Chamber of Commerce and the Lancaster Community Library. He is a past member of the Bank’s Lancaster/Middlesex Community Board.

Elizabeth H. Crowther, Ed. D., 60, has been a director of the Company since 2012. She is President of Rappahannock Community College (“RCC”), headquartered in Glenns, Virginia. RCC is the only institution of higher education located in the 12 counties of the Northern Neck and Middle Peninsula. Under her leadership, RCC has added three locations, including the Kilmarnock Center, and the college serves approximately 5,000 students in credit programs and 2,000 in workforce training. She is responsible for establishing guaranteed admission agreements with leading four-year colleges and universities across Virginia, which allow RCC graduates to transfer seamlessly into such institutions. Dr. Crowther earned her B.A. and M.A. degrees from Virginia Tech and her Doctor of Education from the College of William & Mary. Active in her community, Dr. Crowther serves on numerous civic and charitable boards, including the boards for Bon Secours Richmond Health Systems, Lilian Lumber Company, Northern Neck Insurance Company, Rappahannock Community College Educational Foundation, River Counties Community Foundation, Visions of Lancaster and Northumberland Counties, and the Virginia Economic Development Partnership. Dr. Crowther is a current member of the Middlesex Rotary Club and past President of the Strasburg Club, as well as a Paul Harris Fellow.

Robert F. Hurliman, 72, has been a director of the Company since 2007. He is Chairman of the Board of the Company, where he has been a director since 2007. He is also Chairman of the Board of Bay Trust Company, where he has been a director since 2006. He brings to the Board extensive executive skills from his career of 31 years at DaimlerChrysler, AG in Michigan, from which he retired in 2000, after serving that company in manufacturing, engineering, purchasing and supply chain management. His last position was that of Director of Logistics, in which he was responsible for delivery of over 3 million domestically produced and imported vehicles in North America. Mr. Hurliman received his undergraduate degree from Pennsylvania State University and his graduate degree from Wayne State University. He is active in our community, having served nine years as Treasurer of Grace Episcopal Church, Kilmarnock, as past President of the Lancaster Community Library Board of Directors and past Vice Chairman of the Board of Trustees of Chesapeake Academy.

There are no family relationships among any of the directors or among any directors and any executive officers. None of the directors serves as a director of any other publicly held company.

Executive Officers Who Are Not Directors

The following provides certain biographical information with respect to each executive officer of the Company who is not a director.

Deborah M. Evans, 54, has served as Chief Financial Officer of the Company since December 2011. From 2005 until December 2011, Ms. Evans served as Treasurer and Principal Financial and Accounting Officer of the Company. Ms. Evans joined the Bank in 1999 and over the last 17 years has served as Regulatory Accountant, Assistant Cashier, Cashier and Chief Financial Officer of the Bank.

Douglas F. Jenkins, Jr., 56, has served as Executive Vice President of the Bank since December 2011 and of the Company since May 2014. He also currently serves as Chief Banking Officer of the Bank. Mr. Jenkins was Senior Vice President of the Bank from December 2009 until December 2011 and served as Senior Lending Officer from May 2008 until April 2013. He also served as Retail Delivery Administrator from June 2011 until April 2013. Prior to joining the Bank in 2006 as a Business Development Officer, Mr. Jenkins was a Vice President at SunTrust Bank, where he was a member of its Financial Institutions Group.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company are required to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in Company common stock. Based upon a review of filings with the Securities and Exchange Commission and written representation that no other reports were required, the Company believes that all of its directors and executive officers were in compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during 2016.

Code of Ethics

The Company has adopted a Chief Executive Officer and Chief Financial Officer Code of Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer. A copy of the code is filed as Exhibit 14.0 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

Audit Committee

The Audit Committee currently consists of C. Dwight Clarke, Richard A. Farmar, III and Robert F. Hurliman. All members of the Audit Committee meet the requirements for independence as set forth in the NASDAQ definition of “independent director” and meet the definition of an independent director as set forth in Rule 10A-3 of the Securities Exchange Act of 1934. The Board has determined that Mr. Clarke qualifies as an “audit committee financial expert” as defined by Securities and Exchange Commission regulations. All Audit Committee members bring a diversity of financial knowledge and expertise and have extensive business backgrounds that the Board has determined are sufficient for the proper exercise of their duties on the Committee.

ITEM 11: EXECUTIVE COMPENSATION

The following table provides information on the total compensation paid to or earned by the Company’s executive officers for the years indicated below (the “named executive officers”). No other executive officers of the Company earned over $100,000 in total compensation in 2016. No officer receives compensation from the Company, and all compensation is paid through the Company’s subsidiaries.

Summary Compensation Table

	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation		Total
Randal R. Greene	2016	$281,585	—	—	$10,015	$70,450	$15,707	$48,792	(4)(5)	$426,549
President & CEO	2015	277,710	—	—	11,400	26,780	1,011	70,063		386,964

Douglas F. Jenkins	2016	$205,546	—	—	$5,007	$30,855	$3,607	$28,336	(4)(5)	$273,351
Executive Vice President	2015	202,942	—	—	5,700	14,678	389	38,587		262,296

Deborah M. Evans	2016	$148,896	—	—	$5,007	$14,905	$4,489	$19,552	(4)	$192,849
Senior Vice President & CFO	2015	144,196	—	—	5,700	6,257	31	32,272		188,456

(1)	The amounts reported reflect the aggregate grant date fair value of the awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used to calculate the value can be found in Note 19 in the Notes to the Company’s consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2016.
(2)	Consists of (i) cash bonus payments made to the officer in February 2017 under the Company’s annual incentive plan for 2016 performance, and (ii) cash bonus payments made to the officer on February 10, 2016 under the Company’s annual incentive plan for 2015 performance.
(3)	Amounts shown reflect the change in cash value of the executive’s pension plan account and/or the change in the actuarial fair value of the executive’s deferred compensation under the executive’s deferred compensation plan account, and consists of, for 2016: (i) for Mr. Greene, $464 accrued on his behalf under the pension plan and a gain of $15,243 under the deferred compensation plan; (ii) for Mr. Jenkins, $1,670 accrued on his behalf under the pension plan and a gain of $1,937 under the deferred compensation plan; and (iii) for Ms. Evans, $1,880 accrued on her behalf under the pension plan and a gain of $2,609 under the deferred compensation plan. See “Benefit Plans—Pension Plan” and “Benefit Plans—Deferred Compensation Plan” below.
(4)	Consists of, for 2016: (i) for Mr. Greene, $8,448 accrued on his behalf under the 401(k) Plan, $1,068 accrued on his behalf for life insurance, $3,072 contributed on his behalf to the Company’s Employee Stock Ownership Plan, Company contributions of $19,583 to the Company’s deferred compensation plan, $1,188 for personal use of a company vehicle and $15,433 related to relocation; (ii) for Mr. Jenkins, $5,689 accrued on his behalf under the 401(k) Plan, $781 accrued on his behalf for life insurance, $2,585 contributed on his behalf to the Company’s Employee Stock Ownership Plan, Company contributions of $18,374 to the Company’s deferred compensation plan, and $907 for personal use of a company vehicle; and (iii) for Ms. Evans, $5,410 accrued on her behalf under the 401(k) Plan, $556 accrued on her behalf for life insurance, $1,806 contributed on her behalf to the Company’s Employee Stock Ownership Plan, and Company contributions of $11,780 to the Company’s deferred compensation plan.
(5)	Perquisites included the use of a Company-owned vehicle for Messrs. Greene and Jenkins. The aggregate incremental cost to the Company for all other perquisites was less than $10,000 and therefore is not included here.

Executive Compensation Overview

In June 2013, after thorough discussion, the Compensation Committee approved and recommended, and the Company’s Board of Directors adopted, a Compensation Committee Charter to codify the organization and responsibilities of the Compensation Committee. In addition, the Compensation Committee adopted an “Executive Compensation Philosophy and Strategy” statement that describes generally the approach the Company will use in compensating its executive officers. That statement provides, in general, as follows:

As part of our mission to provide outstanding banking service to our community and to provide an excellent return to our shareholders, we provide a comprehensive total compensation program that allows the Company to attract, retain and reward skilled and motivated key executives who are essential to our business plan.

We intend to have a total compensation program that is generally consistent with our identified industry peers and is designed to reward key executives for achieving operational and financial goals with a view to long-term success and rewards for our shareholders.

At the discretion of the Compensation Committee and, where appropriate, the Company’s Board of Directors:

•	Our executive compensation programs may be benchmarked to an industry-specific peer group of financial services organizations in Virginia and, where appropriate, to standardized financial services survey data. Compensation comparability may be determined using, among other criteria, asset size, earnings, location, organizational structure, number of employees, market capitalization and service offerings.

•	Our annual incentive plan(s) should provide each participant with target incentive awards that generally track short-term individual goals, as well as performance results for the Company.

•	We believe that meaningful equity participation in the Company by key executives helps align their interests with those of other shareholders. When appropriate, key executives may be eligible to participate in the Company’s long-term equity program. Among other things, company and individual performance may be considered when determining the size, frequency and vesting of stock grants. Grants may be in the form of options, stock or units.

•	When appropriate, executives may be selected to participate in the Company’s supplemental and/or perquisite programs. Among other things, consideration may be dependent on comparable data, retention value of the executive and cost to the Company.

•	Contractual arrangements between the Company and individual executives may be provided at the discretion of the Compensation Committee.

•	The Compensation Committee is charged with creating an equitable compensation program that is in the best interests of shareholders and aligns executive compensation opportunity to the short- and long-term financial success of the Company.

Elements of Compensation

For 2016, the principal components of compensation for the Company’s executive officers were base salary, incentive stock options and performance-based incentive compensation in the form of cash.

These and other elements of compensation are described below and are detailed in the Summary Compensation Table.

Review of Compensation

The Compensation Committee uses a peer group of 13 Virginia banks and bank holding companies for benchmarking. The Compensation Committee reviews an executive compensation analysis annually which compares the Company’s practices (and company performance) to those institutions in the peer group as a reference when setting compensation.

The Compensation Committee reviews the compensation for the President and Chief Executive Officer on an annual basis, taking into account, among other things, the Company’s executive compensation philosophy and strategy, the information it receives from any outside sources (including the peer group analysis) and the performance of the Company during the review period.

The Compensation Committee then recommends to the full Board the compensation for the President and Chief Executive Officer for review, discussion, revision if requested, and approval. Compensation for executive officers other than the President and Chief Executive Officer is recommended to the Compensation Committee by the President and Chief Executive Officer on an annual basis. The President and Chief Executive Officer takes into account substantially the same information as the Compensation Committee does when setting the President and Chief Executive Officer’s compensation. The Compensation Committee reviews these recommendations and has the authority to revise the proposed compensation, and approve and finalize such officers’ compensation.

Base Salary

The Company’s executive compensation program has substantially relied on base salary as its primary component. Base salary is paid to recognize the day-to-day duties and responsibilities of the Company’s executive officers. Individual base salary determinations involve consideration of market competitiveness, incumbent qualifications, performance and service longevity. Effective January 1, 2016, the named executive officers received merit increase adjustments. The base salaries for 2016 after these adjustments were:

Randal R. Greene	$281,800
Douglas F. Jenkins, Jr.	$205,700
Deborah M. Evans	$149,050

Incentive Compensation

The Company’s incentive compensation consists of a short-term performance-based cash incentive plan that includes measurable objectives for each of the Company’s executive officers. The categories for measurement under the plan are as follows: Regulatory Compliance, Financial Reporting, Budget Compliance, Credit Quality, Asset Growth, Net Income Growth, and Critical Factors, each of which include position-specific objectives. Depending upon the executive officer position, the categories are weighted to reflect the individual executive’s span of responsibility for the Company’s performance. Cash bonus opportunities, expressed as a percentage of annual salary, for the executive officers range from 25% (Mr. Greene) to 15% (Mr. Jenkins) to 10% (Ms. Evans). For 2016, a performance-based cash incentive plan was approved by the Compensation Committee that established measurable objectives for each of the Company’s executive officers, which was based solely on a net income goal. The Compensation Committee approved in February 2017, the 2016 performance awards. Mr. Greene received $70,450, Mr. Jenkins received $30,855 and Ms. Evans received $14,905.

Equity Compensation Plans

The Company’s current equity compensation plan, the Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (“2013 Plan”), was adopted by the Company’s Board of Directors on February 21, 2013 and was approved by shareholders on May 20, 2013 at the Company’s 2013 annual meeting. The 2013 Plan makes available up to 385,000 shares of common stock for granting stock options in the form of incentive stock options and non-statutory stock options, restricted stock awards and other stock-based awards to employees and directors of the Company and its subsidiaries. The 2013 Plan superseded and replaced the Company’s 2003 Incentive Stock Option Plan and 2008 Non-Employee Directors Stock Option Plan.

The purpose of the 2013 Plan is to further the long-term stability and financial success of the Company by attracting and retaining employees and directors through the use of stock incentives. The Company believes that ownership of its common stock will stimulate the efforts of those persons upon whose judgment, interest and efforts the Company is and will be largely dependent for the successful conduct of its business, and will further the identification of those persons’ interests with the interests of the Company’s shareholders.

The 2013 Plan is administered by the Compensation Committee, which has the power to select plan participants and to grant stock options, restricted stock awards and other-stock based awards on terms the Compensation Committee considers appropriate, including based on performance. In addition, the Compensation Committee has the authority to interpret the plan, to adopt, amend, or waive rules or regulations for the plan’s administration, and to make all other determinations for administration of the plan. For 2016, Mr. Greene was granted incentive stock options for 5,000 shares, Mr. Jenkins was granted incentive stock options for 2,500 shares and Ms. Evans was granted incentive stock options for 2,500 shares. Each of these grants was made on December 15, 2016 with an exercise price of $7.74 and an expiration date of December 15, 2026.

Under the 2013 Plan, of the 385,000 shares authorized, 338,209 were available for granting purposes as of December 31, 2016. Option grants for 218,300 shares are available for exercise.

The following table presents certain information on the unexercised stock options and restricted stock held by the named executive officers as of December 31, 2016.

Outstanding Equity Awards at Fiscal Year End

		Option Awards					Stock Awards
Name	Year of Award	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Randal R. Greene	2016	5,000			$7.74	12/15/2026
	2015	5,000	—	—	5.75	12/10/2025	—	—	—	—
	2014	—	—	—	—	—	—	—	—	—
	2013	15,000	—	—	5.25	2/21/2023	—	—	—	—
	2012	—	—	—	—	—	—	—	—	—
	2011	5,000	—	—	3.20	10/6/2021	—	—	—	—

Douglas F. Jenkins, Jr.	2016	2,500			$7.74	12/15/2026
	2015	2,500	—	—	5.75	12/10/2025	—	—	—	—
	2014	—	—	—	—	—	—	—	—	—
	2013	10,000	—	—	5.25	2/24/2023	—	—	—	—
	2012	—	—	—	—	—	—	—	—	—
	2011	2,000	—	—	4.85	3/22/2021	—	—	—	—
	2010	1,014	—	—	5.43	6/3/2020	—	—	—	—
	2009	487	—	—	7.40	4/29/2019	—	—	—	—
	2008	730	—	—	11.09	4/8/2018	—	—	—	—
	2007	610	—	—	13.87	4/10/2017	—	—	—	—

Deborah M. Evans	2016	2,500			$7.74	12/15/2026
	2015	2,500	—	—	5.75	12/10/2025	—	—	—	—
	2014	—	—	—	—	—	—	—	—	—
	2013	10,000	—	—	5.25	2/24/2023	—	—	—	—
	2012	—	—	—	—	—	—	—	—	—
	2011	2,000	—	—	4.85	3/22/2021	—	—	—	—
	2010	858	—	—	5.43	6/3/2020	—	—	—	—
	2008	913	—	—	11.09	4/8/2018	—	—	—	—
	2007	649	—	—	13.87	4/10/2017	—	—	—	—

(1)	All stock options have vested and are exercisable.

Employment Agreements and Change in Control Arrangements

On November 2, 2016, the Company entered into new employment agreements with Randal R. Greene, Deborah M. Evans and Douglas F. Jenkins, Jr., effective immediately. The new employment agreements supersede and replace the existing employment agreement and management continuity agreements with these officers.

Employment Agreement with Randal R. Greene. Under the terms of the employment agreement with Mr. Greene, dated November 2, 2016, Mr. Greene will be employed as President and Chief Executive Officer of the Company and the Bank. Upon completion of the merger with Virginia BanCorp, Mr. Greene will be employed as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. The term of Mr. Greene’s agreement will commence on November 2, 2016 and will expire on November 2, 2019, unless earlier terminated or extended as provided therein. Beginning on the first anniversary of his agreement and on each anniversary thereafter, the term will be extended an additional year, unless either party gives at least three months prior notice to the other.

Mr. Greene will receive an initial base salary of not less than $281,800 and may receive base salary increases and incentive, bonus compensation or other compensation in the amounts determined by the Board of Directors of the Bank. Mr. Greene also will be eligible to participate in the Company’s long-term and short-term incentive plans, with a maximum annual incentive compensation of 25% of his base salary, and in cash and non-cash employee benefit plans and will be provided with use of a bank-owned automobile and reimbursement for country club membership and fees and certain expenses.

Mr. Greene’s agreement also provides for the termination of his employment at any time by the Company for other than “Cause” or by Mr. Greene for “Good Reason” (as those terms are defined in his agreement). Upon termination under either of these circumstances and provided that Mr. Greene releases and waives his claims against the Company as provided in his agreement, Mr. Greene will be entitled to the following:

•	an amount equal to the greater of (i) a monthly amount equal to one-twelfth of his annual base salary in each month for the remainder of the term of his agreement, or (ii) a monthly amount equal to one-twelfth of his annual base salary for a period of one year;

•	any bonus or other short-term incentive compensation earned, but not yet paid, for the year prior to the year in which his employment terminates; and

•	if Mr. Greene so elects, continued participation in the Company’s group health and dental plans for the period in which payments are made above and payment by the Company of its portion of premiums in effect at the date of termination.

If within one year after a Change in Control (as defined in his agreement), Mr. Greene’s employment is terminated without Cause or if he resigns for Good Reason, Mr. Greene will be entitled to receive a lump sum cash payment equal to 2.99 times the sum of his base salary and most recent annual bonus (in each case, as of the date of termination or, if greater, as of the Change in Control) and continued participation in benefit plans as described above for a period of two years.

Mr. Greene also will be subject, in certain circumstances, to non-competition and non-solicitation restrictions for a period of 24 months following the termination of his employment.

Employment Agreement with Deborah M. Evans. Under the terms of the employment agreement with Ms. Evans, dated November 2, 2016, Ms. Evans will be employed as Senior Vice President and Chief Financial Officer of the Company and the Bank. Upon completion of the merger with Virginia BanCorp, Ms. Evans will be employed as Senior Vice President of the Company and Senior Vice President and Comptroller of the Bank. The term of Ms. Evans’s employment agreement will commence on November 2, 2016 and will expire on November 2, 2017, unless earlier terminated or extended as provided therein. The agreement automatically will renew for successive one year terms, unless either party gives at least three months prior notice to the other.

Ms. Evans will receive an initial base salary of not less than $149,050 and may receive base salary increases and incentive, bonus compensation or other compensation in the amounts determined by the Board of Directors of the Bank. Ms. Evans also will be eligible to participate in the Company’s long-term and short-term incentive plans and in cash and non-cash employee benefit plans and will be provided with reimbursement for certain expenses.

Ms. Evans’s agreement also provides for the termination of her employment at any time by the Company for other than “Cause” or by Ms. Evans for “Good Reason” (as those terms are defined in her agreement). Upon termination under either of these circumstances and provided that Ms. Evans releases and waives her claims against the Company as provided in her agreement, Ms. Evans will be entitled to the following:

•	a monthly amount equal to one-twelfth of her annual base salary for a period of one year;

•	any bonus or other short-term incentive compensation earned, but not yet paid, for the year prior to the year in which her employment terminates; and

•	if Ms. Evans so elects, continued participation in the Company’s group health and dental plans for the period in which payments are made above and payment by the Company of its portion of premiums in effect at the date of termination.

If within one year after a Change in Control (as defined in her agreement), Ms. Evans’s employment is terminated without Cause or if she resigns for Good Reason, Ms. Evans will be entitled to receive a lump sum cash payment equal the sum of her base salary and most recent annual bonus (in each case, as of the date of termination or, if greater, as of the Change in Control) and continued participation in benefit plans as described above for a period of one year.

Ms. Evans also will be subject, in certain circumstances, to non-competition and non-solicitation restrictions for a period of one year following the termination of her employment.

Employment Agreement with Douglas F. Jenkins, Jr. Under the terms of the employment agreement with Mr. Jenkins, dated November 2, 2016, Mr. Jenkins will be employed as Executive Vice President of the Company and Executive Vice President and Chief Banking Officer of the Bank. The term of Mr. Jenkins’s agreement will commence on November 2, 2016 and will expire on November 2, 2018, unless earlier terminated or extended as provided therein. The agreement automatically will renew for successive two year terms, unless either party gives at least three months prior notice to the other.

Mr. Jenkins will receive an initial base salary of not less than $205,700 and may receive base salary increases and incentive, bonus compensation or other compensation in the amounts determined by the Board of Directors of the Bank. Mr. Jenkins also will be eligible to participate in the Company’s long-term and short-term incentive plans and in cash and non-cash employee benefit plans and will be provided with use of a bank-owned automobile and reimbursement for certain expenses.

Mr. Jenkins’s agreement also provides for the termination of his employment at any time by the Company for other than “Cause” or by Mr. Jenkins for “Good Reason” (as those terms are defined in his agreement). Upon termination under either of these circumstances and provided that Mr. Jenkins releases and waives his claims against the Company as provided in his agreement, Mr. Jenkins will be entitled to the following:

•	an amount equal to the greater of (i) a monthly amount equal to one-twelfth of his annual base salary in each month for the remainder of the term of his agreement, or (ii) a monthly amount equal to one-twelfth of his annual base salary for a period of one year;

•	any bonus or other short-term incentive compensation earned, but not yet paid, for the year prior to the year in which his employment terminates; and

•	if Mr. Jenkins so elects, continued participation in the Company’s group health and dental plans for the period in which payments are made above and payment by the Company of its portion of premiums in effect at the date of termination.

If within one year after a Change in Control (as defined in his agreement), Mr. Jenkins’s employment is terminated without Cause or if he resigns for Good Reason, Mr. Jenkins will be entitled to receive a lump sum cash payment equal to two times the sum of his base salary and most recent annual bonus (in each case, as of the date of termination or, if greater, as of the Change in Control) and continued participation in benefit plans as described above for a period of two years.

Mr. Jenkins also will be subject, in certain circumstances, to non-competition and non-solicitation restrictions for a period of 24 months following the termination of his employment.

Benefit Plans

Pension Plan. The Company has a non-contributory cash balance pension plan which which was frozen effective December 31, 2012. Prior to that date, the account balance for each participant grew each year with annual pay credits based on age and years of service and monthly interest credits based on an amount established each year by the Company’s Board of Directors, subject to a minimum of 3% per the Internal Revenue Code. Pursuant to the terms of the cash balance pension plan, employees are 100% vested after three years of service. Once vested, the accumulated cash balance is available to the participant upon retirement, death or other termination of employment and is payable in various forms at the election of the participant, including as a lump sum. As of December 31, 2012, annual pay credits were discontinued, but each participant’s account balance will continue to grow based on monthly interest credits.

At December 31, 2016, the lump sum value of accrued benefit in this plan was $15,714 for Mr. Greene, $63,705 for Ms. Evans and $56,572 for Mr. Jenkins.

401(k) Plan. The Company has a contributory 401(k) plan. In 2016, all salaried employees of the Company’s subsidiaries were eligible to participate on the first of the month following an employee’s hire date. There is no age requirement. Participants can elect to defer between 1% and 15% of their base compensation, which will be contributed to the plan, providing the amount deferred does not exceed the federal dollar maximum election deferral for each year. The Company’s subsidiaries match 100% up to a 3% deferral, then 50% on the next 3% of deferrals. Employees become 100% vested in the subsidiary’s match after two years of service.

Distributions to participants are made at death, retirement or other termination of employment in a lump sum payment. The plan permits certain in-service withdrawals. Normal retirement age is considered 65; early retirement is considered at 55 with 10 years of vested service; disability retirement has no age requirements but a service requirement of 10 years of vested service.

Employee Stock Ownership Plan (the “ESOP”). The ESOP is a non-contributory plan supported by annual contributions made at the discretion of the Company’s Board of Directors. The ESOP is a stock bonus plan qualified under Section 401(a) of the Internal Revenue Code and an employee stock ownership plan under Section 4975(E)(7) of the Internal Revenue Code. The ESOP is eligible to each Bank of Lancaster and Bay Trust Company employee over the age of 21 and credited with at least 1,000 hours of service for the plan year.

Deferred Compensation Plan. The named executive officers, in addition to certain other eligible executive officers, are entitled to participate in the Bay Banks of Virginia, Inc. Executive Deferred Compensation Plan. Pursuant to the nonqualified plan, eligible executive officers can defer up to 100% of base salary and/or bonus on an annual basis.

Amounts deferred pursuant to the plan can be invested in the Company’s common stock and various mutual funds, with the portfolio composition up to the discretion of the executive officer. Although the Company does not make matching contributions to the plan, it may elect to make contributions approved by the Compensation Committee and/or the Board. In 2016, the Company made discretionary contributions to the plan of $19,583 for Mr. Greene, $18,374 for Mr. Jenkins, and $11,780 for Ms. Evans.

Amounts under the plan will be paid following a distributable event. A distributable event includes a specific date, termination of employment with the Company, retirement or a date based on the later of a combination of these dates. Distributions can be received either as a lump-sum payment or in substantially equal payments over a period of not more than 20 years.

Director Compensation

In 2016, non-employee directors of the Company received a $7,000 annual retainer, with the exception of the Chairman, who received a $12,000 annual retainer. They also received $500 for each meeting of the Board attended, and $300 for each committee meeting attended. Randal R. Greene, the Company’s President and Chief Executive Officer, is not compensated for his service on the Board or the boards of directors of the Company’s subsidiaries. In addition, certain non-employee directors serve as chairpersons on various community boards for the Bank, and received $50 for each meeting attended.

The Company has a nonqualified Directors Deferred Compensation Plan which allows for the deferral of pre-tax income associated with the payment of cash fees and retainers. Directors may elect to defer all or a portion of their director fees and retainers under this plan. Amounts deferred pursuant to the plan can be invested in various mutual funds, with the portfolio composition up to the discretion of the director. Amounts under the plan will be paid following a distributable event. A distributable event includes termination of service as a director or a specific date without regard to continued service as a director. Distributions can be received either as a lump-sum payment or in substantially equal payments over a period of not more than 20 years.

During 2016, each non-employee director received stock options under the Company’s 2013 Stock Incentive Plan. The Chairman of the Board and the Chairman of the Bank Board each received options for 1,000 shares of the Company’s common stock and all other directors of the Company received options for 500 shares of the Company’s common stock. The per share exercise price for the options is equal to the fair market value of a share of the Company’s common stock on the grant date.

The following table presents compensation information on the non-employee directors of the Company for 2016. Such information includes fees and retainers received for service on the boards of directors of the Company’s subsidiaries.

2016 Director Compensation

Name	Fees Earned or Paid in Cash(1)	Option Awards(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation	Total
Kenneth O. Bransford, Jr.	$23,900	$1,068	—	—	$24,968
C. Dwight Clarke	22,350	1,068	—	—	23,418
Elizabeth H. Crowther	14,750	1,068	—	—	15,818
Richard A. Farmar, III	30,300	2,137	$12,501	—	44,938
Robert F. Hurliman	33,710	2,137	—	—	35,847
Julien G. Patterson	13,050	1,068	—	—	14,118

(1)	Includes fees and retainers earned and deferred under the Directors Deferred Compensation Plan previously described.
(2)	The amounts reported reflect the aggregate grant date fair value of the awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used to calculate the value can be found in Note 19 in the Notes to the Company’s consolidated financial statements contained in this Annual Report on Form 10-K.
(3)	Consists of investment gains and losses under the Directors Deferred Compensation Plan.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 28, 2017 regarding the number of shares of the Company’s common stock beneficially owned by each director, each executive officer and by all directors and executive officers as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the director or executive officer living in such person’s home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

Name	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Named Executive Officers and Directors:
C. Dwight Clarke	12,086	(2)(3)	*
Elizabeth H. Crowther	3,600	(3)	*
Deborah M. Evans	35,061	(2)(3)	*
Richard A. Farmar, III	57,993	(2)(3)	1.19%
Randal R. Greene	71,411	(3)	1.38%
Robert F. Hurliman	29,938	(3)	*
Douglas F. Jenkins	42,126	(3)	*
Julien G. Patterson	300,373	(2)(3)	6.27%
All directors and executive officers as a group (8 persons)	542,588	(2)(4)	11.08%

Other 5% Shareholders:
Entities and persons affiliated with Maltese Capital Management, LLC	469,700	(5)	9.84%
Stanley Woodward, Jr. and Marie José B. Woodward	352,948	(6)	7.39%
Siena Capital Management, LLC	245,656	(7)	5.14%

*	Represents less than 1% of the Company’s common stock.
(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days.
(2)	Includes shares held by affiliated corporations, close relatives and children, and shares held jointly with spouses or as custodians or trustees, as follows: Mr. Clarke, 1,000 shares; Ms. Evans, 432 shares; Mr. Farmar, 4,637 shares; and Mr. Patterson, 295,812 shares held by the Revocable Trust of Julien G. Patterson dated January 24, 2003, of which his spouse is co-trustee. The address for the trust is Julien G. Patterson and Terri J. Wesselman, Co-Trustees, 10009 Magnolia Bend, Bonita Springs, Florida 34135.
(3)	Includes shares that may be acquired pursuant to currently exercisable stock options granted under the Company’s equity compensation plans as follows: Mr. Clarke, 5,643 shares; Dr. Crowther, 3,000 shares; Ms. Evans, 19,420 shares; Mr. Farmar, 11,643 shares; Mr. Greene, 30,000 shares; Mr. Hurliman, 11,643 shares; Mr. Jenkins, 19,841 shares; and Mr. Patterson, 4,561 shares.
(4)	Includes 92,521 shares that may be acquired pursuant to currently exercisable stock options granted under the Company’s equity compensation plans, and 3,436 shares held in the Company’s Employee Stock Ownership Plan.
(5)	This information is based on a Schedule 13G/A filed with the SEC on February 2, 2017 by (i) Maltese Capital Management LLC (“MCM”), (ii) Maltese Capital Holdings, LLC (“Holdings”), (iii) Malta Hedge Fund II, L.P. (“MHFII”), and (iv) Terry Maltese, Managing Member of MCM and Holdings. Pursuant to the Schedule 13G/A, as of December 31, 2016 (i) MHFII beneficially owned 329,412 shares of the Company’s common stock, constituting approximately 6.9% of the shares outstanding; (ii) Holdings owned directly no shares of common stock but by reason of its position as general partner of certain partnerships, Holdings may be deemed to beneficially own the 377,952 shares of common stock, which are held by such partnerships, constituting approximately 7.9% of the shares outstanding; (iii) MCM owned directly no shares of common stock but by reason of its position as investment advisor, MCM may be deemed to beneficially own the 469,700 shares of common stock, which are held of record by clients of MCM, constituting approximately 9.8% of the shares outstanding; and (iv) Mr. Maltese directly owned no shares of common stock but by reason of his position as Managing Member of MCM, Mr. Maltese may be deemed to beneficially own 469,700 shares of common stock, constituting approximately 9.8% of the shares outstanding. The address of the principal offices of each of MCM, Holdings and MHFII, and the business address of Mr. Maltese, is Maltese Capital Management LLC, 150 East 52nd Street, 30th Floor, New York, New York 10022.
(6)	This information is based on a Schedule 13D filed with the SEC on January 10, 2013 by Stanley Woodward, Jr. and Marie

José B. Woodward. Pursuant to the Schedule 13D, as of December 31, 2012 Mr. Woodward beneficially owned 282,356 shares of the Company’s common stock through a revocable trust, constituting approximately 5.90% of the shares outstanding, and 70,592 shares of the Company’s common stock due to his joint ownership of the shares with Mrs. Woodward, constituting approximately 1.50% of the shares outstanding; and (ii) Mrs. Woodward beneficially owned 70,592 shares of the Company’s common stock due to her joint ownership of the shares with Mr. Woodward, constituting approximately 1.50% of the shares outstanding. The address of Mr. and Mrs. Woodward is 1699 Colle Lane, Charlottesville, Virginia 22902.
(7)	This information is based on a Schedule 13G filed with the SEC on February 3, 2017 by (i) Siena Capital Partners I, L.P., (ii) Siena Capital Partners Accredited, L.P. and (iii) Siena Capital Management, LLC. Pursuant to the Schedule 13G, as of December 31, 2016 (i) Siena Capital Partners I, L.P. reported shared voting and dispositive power over 241,543 shares of the Company’s common stock, constituting approximately 5.1% of the shares outstanding, (ii) Siena Capital Partners Accredited, L.P. reported shared voting and dispositive power over 4,113 shares of the Company’s common stock, constituting approximately 0.1% of the shares outstanding and (iii) Siena Capital Management, LLC, as the general partner of Siena Capital Partners I, L.P. and Siena Capital Partners Accredited, L.P. reported shared voting and dispositive power over 245,656 shares of the Company’s common stock, or approximately 5.1% of the shares outstanding. The address of the principal offices of each is100 N. Riverside Plaza, Suite 1630, Chicago, Illinois 60606.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2016, relating to the Company’s stock-based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

At December 31, 2016	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	218,300	(1)	$6.35	338,209
Equity compensation plans not approved by shareholders	—		—	—

Total	218,300		$6.35	338,209

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock-based compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Some of the Company’s directors, executive officers and members of their immediate families, and corporations, partnerships and other entities, of which such persons are officers, directors, partners, trustees, executors or beneficiaries, are customers of the Bank. All loans and loan commitments to them were originated in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, other than as set forth below, do not involve more than normal risk of collectibility or present other unfavorable features. It is the policy of the Bank to provide loans to officers who are not executive officers and to employees at more favorable rates than those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

The Company and the Bank occasionally purchase insurance products through B. H. Baird Insurance Agency (“Baird”). Richard A. Farmar, III, a director of the Company and the Bank, was President of Baird in 2015 and 2016.

The Company has not adopted a formal policy that covers the review and approval of related person transactions by the Company’s Board of Directors. The Board reviews all proposed related party transactions for approval. During such a review, the Board will consider, among other things, the related person’s relationship to the Company, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information.

Director Independence

The Company’s Board of Directors has determined that, except for Mr. Greene, each director is independent within the NASDAQ definition of “independent director.”

The Board of Directors of the Company has, among others, a standing Audit Committee and Compensation Committee.

Audit Committee. The Audit Committee currently consists of Kenneth O. Bransford, Jr., C. Dwight Clarke, Richard A. Farmar, III and Robert F. Hurliman. All members of the Audit Committee meet the requirements for independence as set forth in the NASDAQ definition of “independent director” and meet the definition of an independent director as set forth in Rule 10A-3 of the Securities Exchange Act of 1934.

Compensation Committee. The Compensation Committee currently consists of C. Dwight Clarke, Elizabeth H. Crowther, Richard A. Farmar, III, Robert F. Hurliman and Julien G. Patterson. All members of the Compensation Committee meet the requirements for independence as set forth in the NASDAQ definition of “independent director.”

Nominating Committee. The Company’s Board of Directors does not have a standing nominating committee. The Board of Directors does not believe that it is necessary to have a nominating committee because it has determined that the functions of a nominating committee can be adequately performed by its independent members and that stockholders are best served by having such directors participate in the selection of board nominees.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees paid or to be paid by the Company and the Bank for professional services rendered by Dixon Hughes Goodman LLP. Audit fees include audit and review services, consents and review of documents filed with the Securities and Exchange Commission. Audit-related fees consist of research and consultation concerning financial accounting and reporting standards and audits of the Company’s benefit plans. Tax fees include preparation of federal and state tax returns and consultation regarding tax compliance issues.

Fees to Dixon Hughes Goodman LLP in 2016 and 2015

	Fiscal 2016	Fiscal 2015
Audit Fees	$123,958	$127,713
Audit-related Fees	66,400	20,300
Tax Fees	15,500	9,902

Total Fees	205,858	157,915

The Audit Committee pre-approves all audit, audit related and tax services on an annual basis, and in addition, authorizes individual engagements that exceed pre-established thresholds. Any additional engagement that falls below the pre-established thresholds must be reported by management at the Audit Committee meeting immediately following the initiation of such an engagement.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits:

No.	Description

2.1	Agreement and Plan of Merger, dated November 2, 2016, by and between Bay Banks of Virginia, Inc. and Virginia BanCorp Inc. (Incorporated by reference to previously filed Form 8-K filed on November 8, 2016).

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 2002).

3.2	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to previously filed Form 8-K filed on May 18, 2016).

4.1	Form of 6.50% Subordinated Note (Incorporated by reference to previously filed Form 8-K filed on June 2, 2015).

10.1	Amended and Restated Employment Agreement, dated November 2, 2016, by and among Bay Banks of Virginia, Inc., Bank of Lancaster and Randal R. Greene (Incorporated by reference to previously filed Form 8-K filed on November 8, 2016).

10.2	Employment Agreement, dated November 2, 2016, by and among Bay Banks of Virginia, Inc., Bank of Lancaster and Deborah M. Evans (Incorporated by reference to previously filed Form 8-K filed on November 8, 2016).

10.3	Employment Agreement, dated November 2, 2016, by and among Bay Banks of Virginia, Inc., Bank of Lancaster and Douglas F. Jenkins, Jr. (Incorporated by reference to previously filed Form 8-K filed on November 8, 2016).

10.4	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to previously filed Form 10-K for the year ended December 31, 1999).

10.5	2003 Incentive Stock Option Plan (Incorporated by reference to previously filed Form S-8, Commission File Number 333-112947, previously filed on February 19, 2004).

10.6	2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to previously filed Form S-8, Commission File Number 333-155370, previously filed on November 14, 2008).

10.7	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to previously filed Form S-8, Commission File Number 333-189688, previously filed on June 28, 2013).

10.8	Form of Subordinated Note Purchase Agreement, dated May 28, 2015, by and among Bay Banks of Virginia, Inc. and several lenders (Incorporated by reference to previously filed Form 8-K filed on June 2, 2015).

11.0	Statement re: Computation of per share earnings. (Incorporated by reference to Note 20 of the 2016 Consolidated Financial Statements included herein).

14.0	Code of Ethics (filed herewith).

21.0	Subsidiaries of the Company (filed herewith).

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith).

31.1	Section 302 Certification (filed herewith).

31.2	Section 302 Certification (filed herewith).

32.0	Section 906 Certification (filed herewith).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2017.

Bay Banks of Virginia, Inc. (registrant)

By:	/s/ Randal R. Greene
Randal R. Greene President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 22nd day of March, 2017.

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