Form 10-Q
period 2017-03-31
BAY BANKS OF VIRGINIA INC
filed 2017-05-15
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  yes    ☐  no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  yes    ☐  no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    ☒  no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

9,373,577 shares of common stock on April 30, 2017

FORM 10-Q

For the interim period ending March 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$5,087	$4,851
Interest-bearing deposits	6,826	7,501
Certificates of deposit	3,472	4,216
Federal funds sold	336	2,350
Securities available-for-sale, at fair value	49,826	51,173
Restricted securities	3,756	2,649
Loans receivable, net of allowance for loan losses of $3,993 and $3,863	401,268	381,537
Loans held for sale	—	276
Premises and equipment, net	10,859	10,844
Accrued interest receivable	1,321	1,372
Other real estate owned, net	2,436	2,494
Bank owned life insurance	9,944	9,869
Goodwill	2,808	2,808
Mortgage servicing rights	692	671
Other assets	5,576	4,099

Total assets	$504,207	$486,710

LIABILITIES
Noninterest-bearing deposits	$77,369	$74,799
Savings and interest-bearing demand deposits	169,027	178,869
Time deposits	136,104	128,050

Total deposits	382,500	381,718

Securities sold under repurchase agreements	8,489	18,310
Federal Home Loan Bank advances	60,000	35,000
Subordinated debt, net of issuance costs	6,864	6,860
Other liabilities	4,737	3,117

Total liabilities	462,590	445,005

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 4,787,356 and 4,774,856 shares, respectively)	23,937	23,874
Additional paid-in capital	2,868	2,872
Retained earnings	16,017	16,194
Accumulated other comprehensive loss, net	(1,205)	(1,235)

Total shareholders’ equity	41,617	41,705

Total liabilities and shareholders’ equity	$504,207	$486,710

(1)	Derived from the audited December 31, 2016 Consolidated Financial Statements

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(unaudited)

	For the three months ended
(Dollars in thousands except per share amounts)	March 31, 2017	March 31, 2016
INTEREST INCOME
Loans, including fees	$4,388	$3,974
Securities:
Taxable	269	207
Tax-exempt	114	136
Federal funds sold	1	—
Interest-bearing deposit accounts	7	15
Certificates of deposit	19	22

Total interest income	4,798	4,354

INTEREST EXPENSE
Deposits	630	645
Federal funds purchased	10	—
Securities sold under repurchase agreements	3	2
Subordinated debt	117	118
FHLB advances	154	125

Total interest expense	914	890

Net interest income	3,884	3,464

Provision for (recovery of) loan losses	190	(35)

Net interest income after provision for loan losses	3,694	3,499

NON-INTEREST INCOME
Income from fiduciary activities	245	207
Service charges and fees on deposit accounts	212	227
VISA-related fees	(1)	46
Non-deposit product income	80	106
Other service charges and fees	171	148
Secondary market lending income	115	77
Increase in cash surrender value of life insurance	75	63
Net (losses) gains on sale of securities available for sale	(5)	6
Other real estate losses	(96)	(35)
Other income	61	13

Total non-interest income	857	858

NON-INTEREST EXPENSES
Salaries and employee benefits	2,824	2,055
Occupancy expense	439	448
Software maintenance	204	161
Bank franchise tax	76	60
VISA expense	20	39
Telephone expense	28	31
FDIC assessments	85	81
Foreclosure property expense	10	12
Consulting expense	54	55
Merger expense	300	—
Other expense	809	738

Total non-interest expenses	4,849	3,680

Net (loss) income before income taxes	(298)	677

Income tax (benefit) expense	(121)	153

Net (loss) income	$(177)	$524

Basic (Loss) Earnings Per Share
Average basic shares outstanding	4,776,800	4,774,856
(Loss) earnings per share, basic	$(0.04)	$0.11

Diluted (Loss) Earnings Per Share
Average diluted shares outstanding	4,776,800	4,791,139
(Loss) earnings per share, diluted	$(0.04)	$0.11

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the three months ended
	March 31,
(Dollars in thousands)	2017	2016
Net (loss) income	$(177)	$524
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	40	508
Deferred tax expense	(13)	(173)
Reclassification of net securities losses (gains) recognized in net (loss) income	5	(6)
Deferred tax (benefit) expense	(2)	2

Unrealized gains adjustment, net of tax	30	331

Total other comprehensive income	30	331

Comprehensive (loss) income	$(147)	$855

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

					Accumulated
	Shares of		Additional		Other	Total
(Dollars in thousands, except	Common	Common	Paid-in	Retained	Comprehensive	Shareholders’
share data or amounts)	Stock	Stock	Capital	Earnings	Loss	Equity
Three Months ended March 31, 2017
Balance at beginning of period	4,774,856	$23,874	$2,872	$16,194	$(1,235)	$41,705
Net loss	—	—	—	(177)	—	(177)
Other comprehensive income	—	—	—	—	30	30
Stock-based compensation expense	12,500	63	(4)	—	—	59

Balance at end of period	4,787,356	$23,937	$2,868	$16,017	$(1,205)	$41,617

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$(177)	$524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	274	265
Net premium amortization and discount accretion of securities	92	107
Amortization of subordinated debt issuance costs	4	4
Provision for (recovery of) loan losses	190	(35)
Stock compensation expense	59	16
Deferred tax benefit	(5)	(6)
Loss (gains) on securities available-for-sale	5	(6)
Increase in OREO valuation allowance	97	—
(Gain) loss on sale of other real estate	(1)	35
(Increase) decrease in mortgage servicing rights	(21)	10
Loan originations for sale	(3,471)	(2,727)
Loan sales	3,766	2,086
Gain on sold loans	(19)	(34)
Increase in cash surrender value of life insurance	(75)	(63)
Decrease in accrued income and other assets	38	112
Increase in other liabilities	146	60

Net cash provided by operating activities	902	348

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	993	842
Proceeds from sales and calls of available-for-sale securities	995	2,702
Maturities of certificates of deposit	744	248
Purchases of available-for-sale securities and certificates of deposit	(693)	(1,175)
(Purchases) sales of restricted securities	(1,107)	157
Decrease (increase) in federal funds sold	2,014	(59)
Loan (originations) and principal collections, net	(19,971)	(3,429)
Proceeds from sale of other real estate	12	228
Proceeds from sale of equipment	6	—
Purchases of premises and equipment	(295)	(99)

Net cash used in investing activities	(17,302)	(585)

Cash Flows From Financing Activities
Net decrease in demand, savings, and other interest-bearing deposits	(7,272)	(4,463)
Net increase in time deposits	8,054	1,218
Net decrease in securities sold under repurchase agreements	(9,821)	(1,149)
Increase (decrease) in Federal Home Loan Bank advances	25,000	(5,000)

Net cash provided by (used in) financing activities	15,961	(9,394)

Net decrease in cash and due from banks	(439)	(9,631)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	12,352	20,299

Cash and cash equivalents (including interest-earning deposits) at end of period	$11,913	$10,668

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$1,019	$987

Income taxes	—	—

Non-cash investing and financing:
Unrealized gain on investment securities	45	502

Change in fair value of pension and post-retirement obligation	—	—

Loans transferred to other real estate owned	50	1,352

Loans originated to facilitate sale of OREO	—	117

Changes in deferred taxes resulting from OCI transactions	15	171

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of Virginia Commonwealth Bank, formerly named Bank of Lancaster (refer to Note 2) (the “Bank”), 100% of Bay Trust Company, Inc. (the “Trust Company”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, the Trust Company, Steptoes Holdings and Bay Banks of Virginia, Inc. Since the business combination was effective on April 1, 2017 these March 31, 2017 consolidated financial statements do not yet reflect combined operations.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to the general practices within the banking industry. In management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or for any other interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share or shareholders’ equity as previously reported.

Note 2: Business Combination

On April 1, 2017, the Company and Virginia BanCorp, Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp. The Company is the surviving corporation in the merger and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $40.5 million. As of the completion of the merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company. After the merger of Virginia BanCorp with and into the Company, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank. Bank operating systems are being consolidated and are expected to be completed during the fourth quarter of 2017.

Note 3: Significant Accounting Policies

Loans

The Company grants mortgage loans on real estate, commercial and industrial loans, and consumer and other loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans on real estate. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market areas.

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

Note 4: Amendments to the Accounting Standards Codification

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Update Standard (“ASU”) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU requires Securities and Exchange Commission (“SEC”) registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard’s impact on its financial statements. The Company adopted ASU 2017-03 in the first quarter of 2017. The adoption of the standard resulted in enhanced disclosures regarding the impact that recently issued accounting standards adopted in a future period will have on the Company’s financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; (3) diluted earnings per share; and (4) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. ASU 2016-02 will be effective for the Company for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt ASU 2016-02 in the first quarter of 2019. The Company is evaluating the impact of the standard and expects a minimal increase in assets and liabilities; however, the Company does not expect the guidance to have a material effect on its financial statements.

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

Note 5: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
Available-for-sale securities March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$6,695	$20	$—	$6,715
U.S. Government agencies	24,615	49	(429)	24,235
State and municipal obligations	19,229	77	(430)	18,876

	$50,539	$146	$(859)	$49,826

Available-for-sale securities December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate bonds	$7,695	$14	$(5)	$7,704
U.S. Government agencies	25,668	53	(408)	25,313
State and municipal obligations	18,566	49	(459)	18,156

	$51,929	$116	$(872)	$51,173

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended
	March 31,
(Dollars in thousands)	2017	2016
Gross realized gains	$—	$15
Gross realized losses	(5)	(9)

Net realized (losses) gains	$(5)	$6

Aggregate proceeds	$995	$2,702

Average yields (taxable equivalent) on securities were 3.22% and 3.03% for the three months ended March 31, 2017 and 2016, respectively.

Securities with a market value of $10.7 million and $19.1 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $8.5 million and $18.3 million as of March 31, 2017 and December 31, 2016, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at March 31, 2017 and December 31, 2016, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, and states and municipal securities, are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at March 31, 2017 included 39 federal agencies and 35 municipals. Bonds with unrealized loss positions at December 31, 2016 included 37 federal agencies, one corporate bond and 39 municipals. The tables are shown below.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies	$21,463	$(418)	$1,248	$(11)	$22,711	$(429)
States and municipal obligations	12,409	(430)	—	—	12,409	(430)

Total temporarily impaired securities	$33,872	$(848)	$1,248	$(11)	$35,120	$(859)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$995	$(5)	$—	$—	$995	$(5)
U.S. Government agencies	20,933	(396)	1,308	(12)	22,241	(408)
States and municipal obligations	12,888	(459)	—	—	12,888	(459)

Total temporarily impaired securities	$34,816	$(860)	$1,308	$(12)	$36,124	$(872)

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $3.0 million and $1.9 million at March 31, 2017 and December 31, 2016, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $595 thousand and $580 thousand at March 31, 2017 and December 31, 2016, respectively. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 6: Low Income Housing Tax Credits

The Company had investments in three separate housing equity funds at March 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver federal low income housing tax credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.5 million as of March 31, 2017. These investments and related tax benefits have expected terms through 2029. Tax credits and other tax benefits recognized related to these investments during the three months ended March 31, 2017 was $17 thousand. Total projected tax credits to be received for 2017 are $68 thousand, which is based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.5 million at March 31, 2017 and are included in other liabilities on the consolidated balance sheets.

Note 7: Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Mortgage loans on real estate:
Construction, Land and Land Development	$44,119	$39,818
Farmland	994	1,023
Commercial Mortgages (Non-Owner Occupied)	35,464	35,343
Commercial Mortgages (Owner Occupied)	42,550	41,825
Residential First Mortgages	205,106	194,007
Residential Revolving and Junior Mortgages	27,090	26,425
Commercial and Industrial loans	46,205	43,024
Consumer Loans	3,324	3,544

Total loans	404,852	385,009
Net unamortized deferred loan costs	409	391
Allowance for loan losses	(3,993)	(3,863)

Loans, net	$401,268	$381,537

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection.

		90 Days or
	30-89	More Past		Total Past
(Dollars in thousands)	Days	Due and		Due and		Total
March 31, 2017	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$547	$547	$43,572	$44,119
Farmland	—	—	—	—	994	994
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	35,464	35,464
Commercial Mortgages (Owner Occupied)	—	—	2,148	2,148	40,402	42,550
Residential First Mortgages	402	—	1,975	2,377	202,729	205,106
Residential Revolving and Junior Mortgages	—	—	1,039	1,039	26,051	27,090
Commercial and Industrial	603	—	111	714	45,491	46,205
Consumer Loans	—	—	—	—	3,324	3,324

Total	$1,005	$—	$5,820	$6,825	$398,027	$404,852

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2016	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$623	$623	$39,195	$39,818
Farmland	57	—	—	57	966	1,023
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	35,343	35,343
Commercial Mortgages (Owner Occupied)	188	—	2,270	2,458	39,367	41,825
Residential First Mortgages	1,546	—	2,155	3,701	190,306	194,007
Residential Revolving and Junior Mortgages	480	—	160	640	25,785	26,425
Commercial and Industrial	408	—	92	500	42,524	43,024
Consumer Loans	—	—	—	—	3,544	3,544

Total	$2,679	$—	$5,300	$7,979	$377,030	$385,009

Note 8: Allowance for Loan Losses

Loans Evaluated for Impairment

Loan receivables evaluated for impairment individually and collectively by segment as of March 31, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Mortgage Loans	Commercial and	Consumer and Other
As of March 31, 2017	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$9,940	$92	$—	$10,032
Collectively evaluated for impairment	345,383	46,113	3,324	394,820

Total Gross Loans	$355,323	$46,205	$3,324	$404,852

As of December 31, 2016
Individually evaluated for impairment	$10,323	$92	$—	$10,415
Collectively evaluated for impairment	328,118	42,932	3,544	374,594

Total Gross Loans	$338,441	$43,024	$3,544	$385,009

Allowance for Loan Losses

The allowance for loan losses disaggregated based on loan receivables evaluated for impairment individually and collectively by segment as of March 31, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Mortgage Loans	Commercial and	Consumer
As of March 31, 2017	on Real Estate	Industrial	Loans	Total
Individually evaluated for impairment	$694	$92	$—	$786
Collectively evaluated for impairment	2,727	436	44	3,207

Total allowance for loan losses	$3,421	$528	$44	$3,993

As of December 31, 2016	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Individually evaluated for impairment	$803	$92	$—	$895
Collectively evaluated for impairment	2,515	401	52	2,968

Total allowance for loan losses	$3,318	$493	$52	$3,863

A disaggregation and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands) For the Three Months Ended March 31, 2017	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,318	$493	$52	$3,863
(Charge-offs)	(132)	—	(8)	(140)
Recoveries	78	—	2	80
Provision	157	35	(2)	190

Ending Balance	$3,421	$528	$44	$3,993

For the Three Months Ended March 31, 2016	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,502	$599	$122	$4,223
(Charge-offs)	(83)	—	(11)	(94)
Recoveries	6	5	2	13
(Recovery) provision	(15)	(25)	5	(35)

Ending Balance	$3,410	$579	$118	$4,107

Internal Risk Rating Grades

Internal risk rating grades are generally assigned to commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which are impaired, loans to real estate developers and contractors, consumer loans greater than $250,000 with chronic delinquency, and TDRs, as shown in the following table. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades (refer to Note 3) are evaluated as new information becomes available for each borrowing relationship or at least quarterly.

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
(Dollars in thousands)	Land		(Non-Owner	(Owner	and
As of March 31, 2017	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$36,423	$994	$30,571	$32,412	$44,441	$144,841
Watch	5,762	—	4,375	7,732	1,538	19,407
Special mention	179	—	270	—	40	489
Substandard	1,755	—	248	2,406	186	4,595
Doubtful	—	—	—	—	—	—

Total	$44,119	$994	$35,464	$42,550	$46,205	$169,332

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
	Land		(Non-Owner	(Owner	and
As of December 31, 2016	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$32,009	$1,023	$30,639	$31,191	$40,841	$135,703
Watch	5,795	—	4,184	6,652	1,891	18,522
Special mention	180	—	272	1,453	125	2,030
Substandard	1,834	—	248	2,529	167	4,778
Doubtful	—	—	—	—	—	—

Total	$39,818	$1,023	$35,343	$41,825	$43,024	$161,033

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

		Residential
(Dollars in thousands)	Residential	Revolving
As of March 31, 2017	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (1)	Mortgages (2)	Loans (3)	Total
Performing	$203,131	$26,051	$3,324	$232,506
Nonperforming	1,975	1,039	—	3,014

Total	$205,106	$27,090	$3,324	$235,520

		Residential
	Residential	Revolving
As of December 31, 2016	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (4)	Mortgages (5)	Loans (6)	Total
Performing	$191,852	$26,265	$3,544	$221,661
Nonperforming	2,155	160	—	2,315

Total	$194,007	$26,425	$3,544	$223,976

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.1million as of March 31, 2017.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $1.9 million as of March 31, 2017.
(3)	No Consumer Loans had been assigned a risk rating grade of Substandard as of March 31, 2017.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.3 million as of December 31, 2016.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $1.1 million as of December 31, 2016.
(6)	No Consumer Loans had been assigned a risk rating grade of Substandard as of December 31, 2016.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, with the associated allowance amount, if applicable, as of March 31, 2017 and December 31, 2016, along with the average recorded investment and interest income recognized for the three months ended March 31, 2017 and 2016, respectively.

	As of March 31, 2017			As of December 31, 2016
(Dollars in thousands) IMPAIRED LOANS	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, Land and Land Development	$1,455	$1,535	$—	$1,531	$1,539	$—
Residential First Mortgages	2,104	2,171	—	2,112	2,176	—
Residential Revolving and Junior Mortgages (1)	995	999	—	995	999	—
Commercial Mortgages (Non-owner occupied)	248	248	—	248	248	—
Commercial Mortgages (Owner occupied)	2,030	2,351	—	1,860	2,178	—
Commercial and Industrial	—	—	—	—	—	—

	6,832	7,304	—	6,746	7,140	—

With an allowance recorded:
Construction, Land and Land Development	239	285	140	243	286	145
Residential First Mortgages	1,942	1,942	338	1,951	1,951	367
Residential Revolving and Junior Mortgages (1)	526	528	175	544	546	199
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	401	421	41	839	854	92
Commercial and Industrial	92	101	92	92	101	92

	3,200	3,277	786	3,669	3,738	895

Total Impaired Loans:
Construction, Land and Land Development	1,694	1,820	140	1,774	1,825	145
Residential First Mortgages	4,046	4,113	338	4,063	4,127	367
Residential Revolving and Junior Mortgages (1)	1,521	1,527	175	1,539	1,545	199
Commercial Mortgages (Non-owner occupied)	248	248	—	248	248	—
Commercial Mortgages (Owner occupied)	2,431	2,772	41	2,699	3,032	92
Commercial and Industrial	92	101	92	92	101	92

	$10,032	$10,581	$786	$10,415	$10,878	$895

Notes:

(1)	Junior mortgages include equity lines.

	For the three months ended
	March 31, 2017		March 31, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$1,493	$13	$991	$14
Residential First Mortgages	2,108	5	2,783	26
Residential Revolving and Junior Mortgages (1)	995	10	468	9
Commercial Mortgages (Non-owner occupied)	248	4	256	4
Commercial Mortgages (Owner occupied)	2,159	5	1,090	17
Commercial and Industrial	—	—	—	—

	7,003	37	5,588	70

With an allowance recorded:
Construction, land and land development	241	1	260	1
Residential First Mortgages	1,946	24	2,905	21
Residential Revolving and Junior Mortgages (1)	527	5	309	4
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	406	—	2,208	14
Commercial and Industrial	92	—	280	1

	3,212	30	5,962	41

Total
Construction, land and land development	1,734	14	1,251	15
Residential First Mortgages	4,054	29	5,688	47
Residential Revolving and Junior Mortgages (1)	1,522	15	777	13
Commercial Mortgages (Non-owner occupied)	248	4	256	4
Commercial Mortgages (Owner occupied)	2,565	5	3,298	31
Commercial and Industrial	92	—	280	1

	$10,215	$67	$11,550	$111

(1)	Junior mortgages include equity lines.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At March 31, 2017 and December 31, 2016, non-accruing loans excluded from impaired loan disclosure totaled $671 thousand and $465 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have totaled $6 thousand and $2 thousand during the three months ended March 31, 2017 and 2016, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. There were no new loans modified as TDRs in the first quarter of 2017 or the first quarter of 2016. In addition, no TDRs subsequently defaulted in the first quarter of 2017 or the first quarter of 2016.

Other Real Estate Owned

The table below details the properties included in other real estate owned (“OREO”) as of March 31, 2017 and December 31, 2016. There were no collateralized consumer residential mortgage loans in the process of foreclosure as of March 31, 2017.

	As of March 31, 2017		As of December 31, 2016
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	2	$831	2	$891
Land lots	7	586	7	547
Convenience store	1	60	1	59
Restaurant	1	55	1	55
Commerical properties	3	904	3	942

Total	14	$2,436	14	$2,494

Included in other assets as of March 31, 2017 and December 31, 2016, is one residential property purchased in 2013 from a related party with a value of $708 thousand and a former branch, which was closed April 30, 2015, with a value of $403 thousand.

Note 9: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	For the three months ended
	March 31, 2017		March 31, 2016
	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,776,800	$(0.04)	4,774,856	$0.11
Effect of dilutive securities:
Stock options	—		16,283

Diluted earnings per share	4,776,800	$(0.04)	4,791,139	$0.11

For the three months ended March 31, 2017 and 2016, options on 91,368 and 68,473 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 10: Stock-Based Compensation

On June 28, 2013, the Company registered with the SEC a stock-based compensation plan, which superseded all other plans. There are 317,209 shares available for grant under this plan at March 31, 2017.

Stock-based compensation expense related to stock awards for the three month periods ended March 31, 2017 and 2016 was $59 thousand and $16 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of March 31, 2017.

Options for a total of 8,500 shares were granted and vested during the three months ended March 31, 2017. The aggregate fair value of options granted during the three months ended March 31, 2017 was $16 thousand. Options for a total of 7,500 shares were granted and vested during the three months ended March 31, 2016. The aggregate fair value of options granted during the three months ended March 31, 2016 was $16 thousand.

The variables used in these calculations of the fair value of the options are as follows:

	For the three months ended March 31,
	2017	2016
Risk free interest rate (5 year Treasury)	1.93%	1.49%
Expected dividend yield	0%	0%
Expected term (years)	5	5
Expected volatility	21.7%	40.1%

Stock option activity for the three months ended March 31, 2017 is summarized below:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value (1)
Options outstanding, January 1, 2017	218,300	$6.35	5.9
Granted	8,500	8.30
Forfeited	(1,195)	8.43
Exercised	—	—
Expired	—	—

Options outstanding and exercisable, March 31, 2017	225,605	$6.41	5.9	$737,512

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. This amount changes based on changes in the market value of the Company’s common stock.

In the first quarter of 2017, 12,500 shares of restricted stock were granted to two executives. Of these shares, 5,000 shares vested immediately and $43 thousand of compensation expense was recorded. Another 2,500 shares of restricted stock will vest over two years and $20 thousand of compensation expense is expected to be recorded over that period. The final 5,000 shares of restricted stock will vest over three years and $40 thousand of compensation expense is expected to be recorded over that period.

Note 11: Employee Benefit Plans

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

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Three months ended March 31,	2017	2016	2017	2016
Service cost	$—	$—	$5	$6
Interest cost	31	35	5	7
Expected return on plan assets	(45)	(48)	—	—
Settlement loss	13	—	—	—
Amortization of net gain	—	—	(2)	—
Recognized net actuarial loss	19	19	—	—

Net periodic cost	$18	$6	$8	$13

The Company expects to make no contribution to its pension plan and $5 thousand to its post-retirement benefit plan during the remainder of 2017. The Company has contributed $1 thousand towards the post-retirement plan during the first three months of 2017.

Note 12: Long Term Debt

FHLB Debt

As of March 31, 2017, the Bank had $60.0 million of outstanding FHLB debt, consisting of nine advances. As of December 31, 2016, five advances totaling $35.0 million were outstanding. The Company drew four new advances totaling $25.0 million during the first quarter of 2017.

The nine advances are shown in the following table.

Description	Balance	Originated	Current Interest Rate	Maturity Date
Adjustable Rate Hybrid	$10,000,000	4/12/2013	3.40178%	4/13/2020
Fixed Rate Credit	5,000,000	12/21/2015	0.99000%	6/15/2017
Fixed Rate Credit	5,000,000	12/22/2015	1.08000%	9/15/2017
Fixed Rate Credit	5,000,000	1/17/2017	0.91000%	10/1/2017
Fixed Rate Credit	5,000,000	1/20/2017	0.99500%	12/20/2017
Fixed Rate Credit	10,000,000	3/1/2017	0.79000%	5/29/2017
Fixed Rate Credit	5,000,000	3/6/2017	0.71000%	4/5/2017
Fixed Rate Credit	10,000,000	3/30/2017	0.90000%	4/28/2017
Fixed Rate Credit	5,000,000	3/31/2017	0.89000%	5/1/2017

	$60,000,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of March 31, 2017, was $54.8 million against a total line of credit of $120.8 million.

As of March 31, 2017 and December 31, 2016, the Company had $60.0 million and $35.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.31% and 1.49%, respectively.

Subordinated Debt

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

(Dollars in thousands)	Balance as of
March 31, 2017
6.5% Subordinated Debt	$7,000
Less: Issuance costs	(136)

$6,864

Note 13: Fair Value Measurements

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

Mortgage servicing rights: MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Service costs were assumed to be $6.00 per loan as of both March 31, 2017 and December 31, 2016. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 139% and 150% as of March 31, 2017 and December 31, 2016, respectively. A discount rate of 14% was then applied to each pool as of March 31, 2017 and 14.0% as of December 31, 2016. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of

March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Fair Value Measurements at March 31, 2017 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$6,715	$—	$—	$6,715
U. S. Government agencies	24,235	—	24,235	—
State and municipal obligations	18,876	—	18,876	—

Total securities available-for-sale:	$49,826	$—	$43,111	$6,715

Mortgage servicing rights	$692	$—	$—	$692

Defined benefit plan assets:
Cash and cash equivalents	$3	$3	$—	$—
Mutual funds - fixed income	1,043	1,043	$—	$—
Mutual funds - equity	1,577	1,577	—	—

Total defined benefit plan assets	$2,623	$2,623	$—	$—

	Fair Value Measurements at December 31, 2016 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$7,704	$—	$—	$7,704
U. S. Government agencies	25,313	—	25,313	—
State and municipal obligations	18,156	—	18,156	—

Total securities available-for-sale:	$51,173	$—	$43,469	$7,704

Mortgage servicing rights	$671	$—	$—	$671

Defined benefit plan assets:
Mutual funds - fixed income	$1,041	$1,041	$—	$—
Mutual funds - equity	1,649	1,649	—	—

Total defined benefit plan assets	$2,690	$2,690	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

		Corporate
(Dollars in thousands)	MSRs	Bonds
Balance, January 1, 2017	$671	$7,704
Purchases	—	—
Impairments	—	—
Fair value adjustments	21	11
Sales	—	(1,000)

Balance, March 31, 2017	$692	$6,715

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at March 31, 2017 Using
(Dollars in thousands) Description	Balance as of March 31, 2017	Level 1	Level 2	Level 3
Impaired Loans, net	$2,414	$—	$—	$2,414
Other real estate owned, net	2,436	—	—	2,436

		Fair Value Measurements at December 31, 2016 Using
Description	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Impaired loans, net	2,774	—	—	2,774
Other real estate owned, net	$2,494	$—	$—	$2,494

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2017:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	March 31, 2017	Technique	Input	Average)
Impaired Loans, net	$2,414	Discounted appraised value	Selling Cost	0% - 20% (15%	)
			Lack of Marketability	50% - 100% (96%	)

Other real estate owned, net	2,436	Discounted appraised value	Selling Cost	3% - 13% (5%	)
			Lack of Marketability	10% -20% (11%	)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2016:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	December 31, 2016	Technique	Input	Average)
Impaired Loans, net	$2,774	Discounted appraised value	Selling Cost	10% - 20% (16%	)
			Lack of Marketability	50% (50%	)

Other real estate owned, net	$2,494	Discounted appraised value	Selling Cost	3% - 13% (5%	)
			Lack of Marketability	10% - 20% (11%	)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at March 31, 2017 Using
(Dollars in thousands) Description	Balance as of March 31, 2017	Fair Value as of March 31, 2017	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,087	$5,087	$5,087	$—	$—
Interest-bearing deposits	6,826	6,826	6,826	—	—
Certificates of deposit	3,472	3,472	—	3,472	—
Federal funds sold	336	336	336	—	—
Securities available-for-sale	49,826	49,826	—	43,111	6,715
Restricted securities	3,756	3,756	—	—	3,756
Loans, net	401,268	400,988	—	—	400,988
Accrued interest receivable	1,321	1,321	—	1,321	—
Bank owned life insurance	9,944	9,944	9,944	—	—
Mortgage servicing rights	692	692	—	—	692

Financial Liabilities:
Non-interest-bearing liabilities	$77,369	$77,369	$77,369	$—	$—
Savings and other interest-bearing deposits	169,027	167,027	—	167,027	—
Time deposits	136,104	135,662	—	—	135,662
Securities sold under repurchase agreements	8,489	8,489	—	8,489	—
FHLB advances	60,000	59,352	—	59,352	—
Subordinated debt	6,864	7,000	—	—	7,000
Accrued interest payable	225	225	—	225	—

			Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands) Description	Balance as of December 31, 2016	Fair Value as of December 31, 2016	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,851	$4,851	$4,851	$—	$—
Interest-bearing deposits	7,501	7,501	7,501	—	—
Certificates of deposit	4,216	4,216	—	4,216	—
Federal funds sold	2,350	2,350	2,350	—	—
Securities available-for-sale	51,173	51,173	—	43,469	7,704
Restricted securities	2,649	2,649	—	—	2,649
Loans, net	381,537	384,468	—	—	384,468
Loans held for sale	276	276	—	—	276
Accrued interest receivable	1,372	1,372	—	1,372	—
Bank owned life insurance	9,869	9,869	9,869	—	—
Mortgage servicing rights	671	671	—	—	671

Financial Liabilities:
Non-interest-bearing liabilities	$74,799	$74,799	$74,799	$—	$—
Savings and other interest-bearing deposits	178,869	178,869	—	178,869	—
Time deposits	128,050	127,497	—	—	127,497
Securities sold under repurchase agreements	18,310	18,310	—	18,310	—
FHLB advances	35,000	35,668	—	35,668	—
Subordinated debt	6,860	7,000	—	—	7,000
Accrued interest payable	331	331	—	331	—

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

Bank owned life insurance is carried at its cash surrender value.

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At March 31, 2017 and December 31, 2016, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 14: Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

	For the Three Months Ended March 31, 2017
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2017	$(520)	$(715)	$(1,235)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $13	27	—	27
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $2	3	—	3

Balance March 31, 2017	$(490)	$(715)	$(1,205)

	For the Three Months Ended March 31, 2016
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2016	$107	$(883)	$(776)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $173	335	—	335
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $2	(4)	—	(4)

Balance March 31, 2016	$438	$(883)	$(445)

Reclassification for previously unrealized gains (losses) and impairments on securities are reported in the Consolidated Statements of (Loss) Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of (Loss) Income in the three months ended March 31, 2017 and 2016.

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Three Months Ended

Holding (Losses) Gains on Securities

(Dollars in thousands)	March 31, 2017	March 31, 2016
Net (losses) gains on sale of securities available-for-securities	$(5)	$6
Tax benefit (expense)	2	(2)

Impact on net (loss) income	$(3)	$4

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the benefits of the merger between the Company and Virginia BanCorp, the Company’s and Virginia BanCorp’s plans, obligations, expectations and intentions and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, disruptions to customer and employee relationships and business operations caused by the merger; the ability to implement integration plans associated with the transaction in which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the merger within the expected timeframe, or at all; changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area, accounting principles, policies and guidelines and the other factors detailed in Bay Banks’s publicly filed documents, including its Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

MERGER WITH VIRGINIA BANCORP

On April 1, 2017, the Company and Virginia BanCorp, a bank holding company conducting substantially all of its operations through its subsidiary Virginia Commonwealth Bank (“VCB”), completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp. The Company is the surviving corporation in the merger and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $40.5 million. As of the completion of the merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company.

After the merger of Virginia BanCorp with and into the Company, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank. Immediately prior to the merger, VCB had total loans of $274.8 million, total deposits of $266.1 million, and total assets of $326.7 million. Bank operating systems are currently being consolidated, which is expected to be completed during the fourth quarter of 2017.

Merger-related costs during the first quarter of 2017 were $471 thousand, and accumulated merger-related costs including the fourth quarter of 2016 were $1.0 million. Annual cost savings of the combined companies are anticipated to be approximately 14% of non-interest expense from 2016 levels.

GENERAL

Net (loss) earnings for the three months ended March 31, 2017 and 2016 were $(177) thousand and $524 thousand, respectively. This is a decline of $701 thousand, or 133.8%, year over year. Net interest income grew by $420 thousand, non-interest income was unchanged and provision for loan losses increased by $225 thousand. Non-interest expenses increased by $1.2 million or 32%, mainly due to merger-related costs and non-recurring items. Refer to the Earnings Summation section later in this Item 2 for explanations. (Loss) return on average assets declined to (0.14)% from 0.46% for the comparable prior-year period, and (loss) return on average equity declined to (1.70)% from 5.24%.

The in-house loan portfolio grew by $19.7 million, or 5.2%, during the first three months of 2017. The portfolio of loans serviced for Fannie Mae totaled $82.9 million as of March 31, 2017 compared to $82.3 million as of December 31, 2016 and $72.4 million as of March 31, 2016.

The net interest margin improved to 3.45% for the first three months of 2017 compared to 3.35% for the same period in 2016 as costs of money market and time deposit accounts declined. Loan growth was primarily funded by Federal home loan bank advances.

Loans past due or non-accruing have declined by $1.2 million to $6.8 million in the three months ended March 31, 2017. Asset quality remains stable with non-performing assets at 1.6% of total assets at March 31, 2017 compared to 1.6% at December 31, 2016.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report.

EARNINGS SUMMATION

For the three months ended March 31, 2017 and 2016, net (loss) income was $(177) thousand and $524 thousand, respectively, a decrease of $701 thousand or 133.8%. Diluted (loss) earnings per average share for the three months ended March 31, 2017 and 2016 were $(0.04) and $0.11, respectively. The primary factors in the decrease were as follows:

•	$769 thousand increase in salaries and employee benefits related to bonuses, one-time severance related to the merger, a change in payroll processes, and new hires;

•	$300 thousand in other one-time merger related expenses;

•	$225 thousand increase in provision for loan losses; partially offset by

•	$420 thousand in additional net interest income related to loan growth.

Annualized (loss) return on average assets was (0.14)% for the first quarter of 2017 compared to 0.46% for the first quarter of 2016. Annualized (loss) return on average equity was (1.70)% and 5.24% for the three months ended March 31, 2017 and 2016, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

NET INTEREST INCOME

	Average Balances, Income and Expense, Yields and Rates
Net Interest Income Analysis	Three months ended 3/31/2017			Three months ended 3/31/2016
Fully taxable equivalent basis) (Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$35,705	$269	3.01%	$30,152	$207	2.72%
Tax-exempt investments (1)	19,157	173	3.61%	24,358	206	3.35%

Total investments	54,862	442	3.22%	54,510	413	3.03%

Gross loans (2)	393,051	4,388	4.47%	347,894	3,974	4.57%
Interest-bearing deposits	4,451	7	0.63%	15,727	15	0.51%
Certificates of deposits	4,051	19	1.88%	3,059	22	2.13%
Federal funds sold	542	1	0.74%	516	—	0.31%

Total Interest Earning Assets	$456,957	$4,857	4.25%	$421,706	$4,424	4.20%

INTEREST-BEARING LIABILITIES:
Savings deposits	$44,430	$25	0.23%	$41,961	$20	0.19%
NOW deposits	44,771	23	0.21%	39,234	15	0.15%
Time deposits => $100,000	65,126	221	1.36%	62,701	229	1.42%
Time deposits < $100,000	66,104	217	1.31%	62,130	215	1.39%
Time deposits - Wholesale	—	—	—	5,504	7	0.49%
Money market deposit accounts	89,493	144	0.64%	83,203	159	0.77%

Total Deposits	309,924	630	0.81%	294,733	645	0.89%
Federal funds purchased	2,677	10	1.49%	—	—	—
Securities sold under repurchase agreements	8,234	3	0.15%	5,829	2	0.17%
Subordinated debt	6,862	117	6.82%	6,846	118	6.93%
FHLB advances	42,500	154	1.45%	37,874	125	1.32%

Total Interest-Bearing Liabilities	$370,197	$914	0.99%	$345,282	$890	1.05%

Net interest income and net interest margin		$3,943	3.45%		$3,534	3.35%

Non-interest-bearing deposits	$73,485	—	0.00%	$63,525	—	0.00%
Total Cost of funds			0.82%			0.88%
Net interest rate spread			3.43%			3.32%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees and nonaccrual loans.

Interest income for the three months ended March 31, 2017, on a tax-equivalent basis, was $4.9 million, an increase of $433 thousand from the first quarter of 2016, due mainly to increases in loan balances and higher yields on investments. Interest expense for the three months ended March 31, 2017 was $914 thousand, an increase of $24 thousand from the first quarter of 2016, due primarily to an increase in FHLB advances which supported loan growth. Net interest income for the three months ended March 31, 2017, on a tax-equivalent basis, was $3.9 million, an increase of $409 thousand from the first quarter of 2016.

The annualized net interest margin was 3.45% and 3.35% for the three months ended March 31, 2017 and 2016, respectively. This increase is due primarily to higher investment yields of 3.22% in the first quarter of 2017 compared to 3.03% in the first quarter of 2016, plus reduced costs of money market accounts and time deposits. The net interest margin increase was partially offset by reductions in loan yields, to 4.47% for the first quarter of 2017 from 4.57% for the first quarter of 2016. The cost of funds declined to 0.82% for the first quarter of 2017 from 0.88% for the first quarter of 2016, a result of higher non-interest bearing deposit balances and lower costs of time and money market deposits.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.43% for the three months ended March 31, 2017, compared to 3.32% for the three months ended March 31, 2016.

NON-INTEREST INCOME

Non-interest income for the first quarter of 2017 was $857 thousand compared to $858 thousand for the first quarter of 2016. Primary changes in non-interest income were as follows:

•	$61 thousand increase in other real estate losses due to an increase in the valuation allowance;

•	$49 thousand increase in gains on deferred compensation plan assets;

•	$38 thousand increase in fiduciary fees;

•	$38 thousand increase in secondary market lending fees; and

•	$47 thousand decrease in VISA related fees due to the sale of that portfolio in June 2016.

NON-INTEREST EXPENSE

For the three months ended March 31, 2017 and 2016, non-interest expenses totaled $4.8 million and $3.7 million, respectively. Contributing to the increase in non-interest expense was:

•	$769 thousand increase in salaries and benefits due primarily to $250 thousand in bonuses consisting of performance related and hiring bonuses, $171 thousand related to one-time severance associated with the merger, $164 thousand related to payroll processing changes, $102 thousand primarily for new hires in the Richmond market, $69 thousand in deferred compensation expense and $42 thousand in residential lending commissions as the result of loan growth;

•	$300 thousand in other one-time merger related expenses.

AVERAGE INTEREST-EARNING ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 8.4% to $457.0 million for the three months ended March 31, 2017, as compared to $421.7 million for the three months ended March 31, 2016, due mainly to higher loan balances. Average interest-earning assets as a percent of total average assets were 93.4% for the three months ended March 31, 2017 as compared to 93.3% for the same period in 2016. The loan portfolio, with $393.1 million in average balances as of March 31, 2017, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 7.2% to $370.2 million for the three months ended March 31, 2017, as compared to $345.3 million for the three months ended March 31, 2017. The largest category of interest-bearing liabilities is time deposits, with combined average balances of $131.2 million for the three months ended March 31, 2017, up from $124.8 million for the similar period in 2016. Average balances of money market deposit accounts increased by $6.3 million to $89.5 million for the first three months of 2017 compared to the same period in 2016.

ASSET QUALITY

Asset quality remains stable. Loans charged off during the first three months of 2017, net of recoveries, totaled $60 thousand compared to $81 thousand for the first three months of 2016. This represents a decrease in the annualized net charge-off ratio to 0.06% for the first three months of 2017 compared to 0.09% for the first three months of 2016. The majority of those charge-offs were anticipated and specific reserves had been provided for them in the ALL. Management believes it is maintaining an adequate level of the ALL at 0.99% of total loans at March 31, 2017 and 1.00% at December 31, 2016.

Non-performing assets, which include OREO and non-performing loans, increased by $462 thousand to $8.3 million, or 1.6% of total assets as of March 31, 2017 compared to $7.8 million as of December 31, 2016. This increase is primarily related to an increase of $520 thousand in non-accruing loans partially offset by a decrease of $58 thousand in OREO.

Non-Performing Assets

(Dollars in Thousands)	March 31, 2017	December 31, 2016
Loans past due 90 days or more and still accruing	$—	$—
Non-accruing loans	5,820	5,300

Total non-performing loans	5,820	5,300

Other real estate owned	2,436	2,494

Total non-performing assets	$8,256	$7,794

Allowance for loan losses	$3,993	$3,863

Allowance to non-performing loans	68.6%	72.9%
Non-performing assets to total assets	1.6%	1.6%

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, increased by $393 thousand during the first three months of 2017 to $12.1 million, or 26.86% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired.

As of March 31, 2017, loans valued at $10.2 million were considered impaired, whereas $10.4 million were considered impaired as of December 31, 2016. Between December 31, 2016 and March 31, 2017, no new loans were identified as impaired and none were dispensed through foreclosure and charged-off. Management has reviewed the impaired credits and the underlying collateral and the current losses have been specifically reserved.

FINANCIAL CONDITION

Total assets increased to $504.2 million as of March 31, 2017 compared to $486.7 million as of December 31, 2017. Cash and due from banks, which produces no income was $5.1 million and $4.9 million as of March 31, 2017 and December 31, 2016, respectively. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has decreased by $675 thousand to $6.8 million since year end 2016.

During the three months ended March 31, 2017, gross loans increased by $19.9 million or 5.2%, to $404.9 million from $385.0 million at year-end 2016. The largest components of this increase were $4.3 million related to construction and land, $11.1 million related to residential mortgages and $3.2 million related to commercial and industrial loans.

The Bank had $2.4 million and $2.5 million of OREO at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, OREO consists of two residences, seven lots, one former convenience store, one former restaurant and three commercial business properties. During the first three months of 2017, one property with a book value of $50 thousand from one borrower was added through foreclosure, and one property with a total book value of $11 thousand was sold. There was $97 thousand in write-downs of OREO properties during the first three months of 2017, compared to none to the same period in 2016. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

As of March 31, 2017, securities available-for-sale at fair value totaled $49.8 million as compared to $51.2 million on December 31, 2016. This represents a net decrease of $1.3 million or 2.6% for the three months ended March 31, 2017. As of March 31, 2017, available-for-sale securities represented 9.9% of total assets and 10.58% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. Unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or an other than temporary impairment occurs.

The bank owned life insurance’s cash surrender value as of March 31, 2017 was $9.9 million. The insurance’s purpose is to offset the cost of employee benefits.

As of March 31, 2017, total deposits were $382.5 million compared to $381.7 million at year-end 2016. This represents an increase in balances of $782 thousand or 0.2% during the first three months of 2017. The increase was driven by increases of $8.1 million in time deposits and $2.5 million in noninterest-bearing deposits offset by a decrease of $9.8 million in savings and interest-bearing deposits.

FHLB advances have increased by $25.0 million since December 31, 2016, to $60.0 million as of March 31, 2017 in order to fund loan growth.

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

As of March 31, 2017, securities sold under repurchase agreements decreased by $9.8 million to $8.5 million from $18.3 million at December 31, 2016. This decrease was the result of normal seasonality for these customers.

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

At March 31, 2017, cash totaled $5.1 million, federal funds sold totaled $336 thousand, interest-bearing deposits totaled $6.8 million, securities and certificates of deposit maturing in one year or less totaled $620 thousand and loans maturing in one year or less totaled $29.0 million. This results in a liquidity ratio as of March 31, 2017 of 8.3% as compared to 7.8% as of December 31, 2016. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $120.8 million, with $54.8 million available, plus federal funds lines of credit with correspondent banks totaling $21.5 million.

As of March 31, 2017, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on liquidity.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans and changes in the plan obligations. The Company’s shareholders’ equity before accumulated other comprehensive loss was $42.8 million as of March 31, 2017 compared to $42.9 million as of December 31, 2016. Accumulated other comprehensive loss decreased by $30 thousand between December 31, 2016 and March 31, 2017, primarily as a result of decreases in unrealized net losses in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, as of March 31, 2017, compared to December 31, 2016, decreased to $8.94 from $8.99. Book value per share, including accumulated other comprehensive loss, decreased to $8.69 as of March 31, 2017 from $8.73 as of December 31, 2016. No cash dividends were paid for the three month period ended March 31, 2017, nor for the comparable period ended March 31, 2016.

The parent company has no substantial operations of its own, so its primary sources of liquidity are fees received from the Bank, interest on investments and borrowings. The parent company’s liquid assets consisted of cash and investment securities totaling $1.9 million as of March 31, 2017. The parent company has sufficient liquidity to meet its obligations and provide a source of capital for the Bank.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of March 31, 2017, the Bank’s capital ratios continue to be well in excess of regulatory minimums.

In July 2013, the Federal Reserve issued final rules that made changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four year period, which began on January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in as of January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of March 31, 2017, the Bank maintained Common Equity Tier 1 capital of $43.5 million, Tier 1 capital of $43.5 million, risk weighted assets of $361.0 million, and total capital of $47.5 million. As of March 31, 2017, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 12.04% of risk-weighted assets, the Tier 1 capital ratio at 12.04% of risk-weighted assets, the total capital ratio at 13.15% of risk-weighted assets, and the Tier 1 leverage ratio at 8.99% of total assets.

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

Off Balance Sheet Arrangements

(In thousands)	March 31, 2017	December 31, 2016
Total Loan Commitments Outstanding	$39,933	$38,152
Standby-by Letters of Credit	462	452

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit. As these commitments are earning assets only upon takedown of the instrument by the customer, thereby increasing loan balances, management expects the revenue of the Company to be enhanced as these credit facilities are utilized.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

CONTRACTUAL OBLIGATIONS

On February 28, 2017, the Company entered into a 63 month lease related to office space in Richmond, Virginia. The total lease payments are expected to be $1.3 million over the term of the lease. There have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 4, Amendments to the Accounting Standards Codification, in the Notes to the Consolidated Financial Statements contained in Item 1 of this report, for information related to the adoption of new amendments to the Accounting Standards Codification.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of March 31, 2017.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated November 2, 2016, by and between Bay Banks of Virginia, Inc. and Virginia BanCorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 2016).

3.1	Articles of Incorporation of Bay Banks of Virginia, Inc., as amended effective April 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 6, 2017).

3.2	Bylaws of Bay Banks of Virginia, Inc., as amended effective April 1, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 6, 2017).

10.1	Employment Agreement, dated November 2, 2016 and effective upon the merger of Bay Banks of Virginia, Inc. and Virginia BanCorp, Inc., between Bay Banks of Virginia, Inc. and C. Frank Scott, III (incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed on January 30, 2017).

10.2	Employment Agreement, dated November 2, 2016 and effective upon the merger of Bay Banks of Virginia, Inc. and Virginia BanCorp, Inc., between Bay Banks of Virginia, Inc. and James A. Wilson, Jr. (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 filed on January 30, 2017).

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 15, 2017	By:	/s/ Randal R. Greene
Randal R. Greene
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James A. Wilson, Jr.
James A. Wilson, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)