Form 10-Q
period 2017-06-30
BAY BANKS OF VIRGINIA INC
filed 2017-08-09
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-22955

BAY BANKS OF VIRGINIA, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

VIRGINIA	54-1838100
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1801 BAYBERRY COURT, SUITE 101

RICHMOND, VIRGINIA 23226

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(804) 435-1171

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

100 SOUTH MAIN STREET

KILMARNOCK, VIRGINIA 22482

(FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  yes    ☐  no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  yes    ☐  no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

9,400,638 shares of common stock on July 31, 2017

FORM 10-Q

For the interim period ending June 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$7,454	$4,851
Interest-bearing deposits	26,998	7,945
Certificates of deposit	3,224	4,216
Federal funds sold	6,559	1,906
Securities available-for-sale, at fair value	54,448	51,173
Restricted securities	4,662	2,649
Loans receivable, net of allowance for loan losses of $4,241 and $3,863	645,701	381,537
Loans held for sale	55,620	276
Premises and equipment, net	17,070	10,844
Accrued interest receivable	2,624	1,372
Other real estate owned, net	5,360	2,494
Bank owned life insurance	18,508	9,869
Goodwill	8,966	2,808
Mortgage servicing rights	989	671
Core deposit intangible	3,436	—
Other assets	5,773	4,099

Total assets	$867,392	$486,710

LIABILITIES
Noninterest-bearing deposits	$97,299	$74,799
Savings and interest-bearing demand deposits	282,056	178,869
Time deposits	309,619	128,050

Total deposits	688,974	381,718

Securities sold under repurchase agreements	10,786	18,310
Federal Home Loan Bank advances	70,000	35,000
Subordinated debt, net of issuance costs	6,868	6,860
Other liabilities	6,286	3,117

Total liabilities	782,914	445,005

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 9,399,138 and 4,774,856 shares, respectively)	46,996	23,874
Additional paid-in capital	23,111	2,872
Unearned employee stock ownership plan shares	(911)	—
Retained earnings	16,197	16,194
Accumulated other comprehensive loss, net	(915)	(1,235)

Total shareholders’ equity	84,478	41,705

Total liabilities and shareholders’ equity	$867,392	$486,710

(1)	Derived from the audited December 31, 2016 Consolidated Financial Statements

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands except per share amounts)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
INTEREST INCOME
Loans, including fees	$8,326	$4,013	$12,714	$7,987
Securities:
Taxable	348	211	617	418
Tax-exempt	114	135	228	271
Federal funds sold	33	1	34	1
Interest-bearing deposit accounts	53	12	60	27
Certificates of deposit	18	20	37	42

Total interest income	8,892	4,392	13,690	8,746

INTEREST EXPENSE
Deposits	1,077	641	1,707	1,286
Federal funds purchased	—	1	10	1
Securities sold under repurchase agreements	4	4	7	6
Subordinated debt	119	118	236	236
FHLB advances	248	117	402	242

Total interest expense	1,448	881	2,362	1,771

Net interest income	7,444	3,511	11,328	6,975

Provision for loan losses	568	183	758	148

Net interest income after provision for loan losses	6,876	3,328	10,570	6,827

NON-INTEREST INCOME
Income from fiduciary activities	229	236	474	443
Service charges and fees on deposit accounts	246	228	458	455
VISA-related fees	49	59	48	105
Non-deposit product income	115	74	195	180
Other service charges and fees	184	149	355	297
Secondary market lending income	86	223	201	300
Increase in cash surrender value of life insurance	133	61	208	124
Net gains on sale of securities available for sale	7	104	2	110
Other real estate gains (losses)	3	(53)	(93)	(88)
Other income	91	3	152	16

Total non-interest income	1,143	1,084	2,000	1,942

NON-INTEREST EXPENSES
Salaries and employee benefits	3,321	1,815	6,145	3,870
Occupancy expense	693	451	1,132	899
Software maintenance	394	181	598	342
Bank franchise tax	142	61	218	121
VISA expense	15	22	35	61
Telephone expense	76	35	104	66
FDIC assessments	111	103	196	184
Foreclosure property expense	59	17	69	29
Consulting expense	97	74	151	129
Advertising and marketing	54	59	127	101
Directors’ fees	209	65	331	144
Audit and accounting fees	217	56	245	157
Merger expense	685	—	985	—
Intangible amortization	234	—	234	—
Other expense	901	697	1,487	1,213

Total non-interest expenses	7,208	3,636	12,057	7,316

Net income before income taxes	811	776	513	1,453

Income tax expense	254	190	133	343

Net income	$557	$586	$380	$1,110

Basic Earnings Per Share
Average basic shares outstanding	9,233,615	4,774,856	7,017,907	4,774,856
Earnings per share, basic	$0.06	$0.12	$0.05	$0.23

Diluted Earnings Per Share
Average diluted shares outstanding	9,304,796	4,794,783	7,084,430	4,792,574
Earnings per share, diluted	$0.06	$0.12	$0.05	$0.23

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$557	$586	$380	$1,110
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	445	385	485	893
Deferred tax expense	(150)	(130)	(164)	(303)
Reclassification of net securities gains recognized in net income	(7)	(104)	(2)	(110)
Deferred tax expense	2	35	1	37

Unrealized gains adjustment, net of tax	290	186	320	517

Total other comprehensive income	290	186	320	517

Comprehensive income	$847	$772	$700	$1,627

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
(Dollars in thousands, except	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
share data or amounts)	Stock	Stock	Capital	Shares	Earnings	Loss	Equity
Six Months ended June 30, 2017
Balance at beginning of period	4,774,856	$23,874	$2,872	$—	$16,194	$(1,235)	$41,705
Net income	—	—	—	—	380	—	380
Dividends declared of $0.04 per share	—	—	—	—	(377)	—	(377)
Other comprehensive income	—	—	—	—	—	320	320
Issuance of common stock in connection with Virginia BanCorp acquisition	4,586,221	22,931	20,225	(911)	—	—	42,245
Stock options exercised	24,061	121	17	—	—	—	138
Restricted shares granted	14,000	70	(70)	—	—	—	—
Stock-based compensation expense	—	—	67	—	—	—	67

Balance at end of period	9,399,138	$46,996	$23,111	$(911)	$16,197	$(915)	$84,478

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$380	$1,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639	528
Net premium amortization and discount accretion of securities	183	217
Amortization of core deposit intangible	234	—
Accretion of time deposits	(117)	—
Amortization of subordinated debt issuance costs	8	8
Accretion of loan discount	(451)	—
Provision for loan losses	758	148
Stock compensation expense	67	16
Deferred tax benefit	(8)	(6)
(Gains) on securities available-for-sale	(2)	(110)
Increase in OREO valuation allowance	109	53
(Gain) loss on sale of other real estate	(16)	35
Decrease in mortgage servicing rights	6	38
Loan originations for sale	(5,719)	(9,035)
Loan sales	5,788	8,274
Gain on sold loans	(51)	(221)
Increase in cash surrender value of life insurance	(208)	(124)
Decrease in accrued income and other assets	312	227
Increase in other liabilities	297	202

Net cash provided by operating activities	2,209	1,360

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	2,198	1,683
Proceeds from sales and calls of available-for-sale securities	17,662	9,097
Maturities of certificates of deposit	992	248
Purchases of available-for-sale securities and certificates of deposit	(743)	(9,995)
(Purchases) sales of restricted securities	(470)	309
Loan (originations) and principal collections, net	(52,157)	(6,840)
Principal payments on loans held for sale	279	—
Cash acquired in the merger with Virginia Commonwealth	14,698	—
Proceeds from sale of other real estate	412	227
Proceeds from sale of equipment	6	—
Purchases of premises and equipment	(836)	(114)

Net cash used in investing activities	(17,959)	(5,385)

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(20,071)	18,762
Net increase in time deposits	59,516	409
Stock options exercised	138	—
Net (decrease) increase in securities sold under repurchase agreements	(7,524)	1,021
Increase (decrease) in Federal Home Loan Bank advances	10,000	(10,000)

Net cash provided by financing activities	42,059	10,192

Net increase in cash and due from banks	26,309	6,167
Cash and cash equivalents (including interest-earning deposits) at beginning of period	14,702	20,570

Cash and cash equivalents (including interest-earning deposits) at end of period	$41,011	$26,737

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,181	$1,758

Income taxes	550	70

Non-cash investing and financing:
Unrealized gain on investment securities	483	783

Loans transferred to other real estate owned	259	1,203

Loans originated to facilitate sale of OREO	190	116

Changes in deferred taxes resulting from OCI transactions	163	266

Transfer of loans to held for sale	—	1,173

Business combination:
Assets acquired, net of cash acquired	315,845	—

Liabilities assumed	294,454	—

Net assets acquired, net of cash acquired	21,391	—

Dividends declared	377	—

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1:	General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of Virginia Commonwealth Bank, formerly named Bank of Lancaster (refer to Note 2) (the “Bank”), 100% of VCB Financial Group, Inc., formerly known as Bay Trust (the “VCBFG”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, VCBFG, Steptoes Holdings and Bay Banks of Virginia, Inc. These June 30, 2017 consolidated financial statements reflect combined operations of the business combination of the Company and Virginia BanCorp Inc. effective April 1, 2017, and described further in Note 2.

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

On April 1, 2017, the Company and Virginia BanCorp Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp. The Company is the surviving corporation in the merger and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $42.2 million. As of the completion of the merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company. After the merger of Virginia BanCorp with and into the Company, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank. Bank operating systems are being consolidated and are expected to be completed during the fourth quarter of 2017.

The acquisition was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations. Under this method, the assets and liabilities of Virginia BanCorp were recorded at their respective fair values as of April 1, 2017. Determining the fair value of assets and liabilities, particularly to the loan portfolio, is a complex process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date, as additional information relative to the acquisition date fair values becomes available. The Company recognized goodwill of $6.2 million in connection with the acquisition, none of which is deductible for income tax purposes.

The following table details the total consideration paid by the Company on April 1, 2017 in connection with the acquisition of Virginia BanCorp, the fair value of the assets acquired and liabilities assumed, and the resulting goodwill.

(Dollars in thousands)	As Recorded by VCB	Fair Value Adjustments	As Recorded by the Company
Consideration paid:
Bay Banks of Virginia, Inc. common stock			$42,247

Identifiable assets acquired:
Cash and due from banks	$2,356	$—	$2,356
Interest-bearing deposits	12,342	—	12,342
Securities available-for-sale	22,088	—	22,088
Restricted securities	1,543	—	1,543
Loans receivable	216,831	(4,259)	212,572
Loans held for sale	55,648	—	55,648
Deferred income taxes	1,325	(500)	825
Premises and equipment	3,333	2,703	6,036
Accrued interest receivable	1,253	(24)	1,229
Other real estate owned	3,113	—	3,113
Core deposit intangible	—	3,670	3,670
Bank owned life insurance	8,430	—	8,430
Mortgage servicing rights	324	—	324
Other assets	367	—	367

Total identified assets acquired	328,953	1,590	330,543

Identifiable liabilities assumed:
Noninterest-bearing deposits	21,119	—	21,119
Savings and interest-bearing demand deposits	124,640	—	124,640
Time deposits	121,437	733	122,170
Federal Home Loan Bank advances	25,000	—	25,000
Other liabilities	1,525	—	1,525

Total identifiable liabilities assumed	293,721	733	294,454

Total identifiable assets assumed	$35,232	$857	$36,089

Goodwill resulting from acquisition			$6,158

Fair value of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

The acquired loans were recorded at fair value at the acquisition date of $268.2 million without carryover of Virginia BanCorp’s allowance for loan losses. Where loans exhibited characteristics of performance, fair value was determined based on a discounted cash flow analysis which included default estimates; loans without such characteristics, fair value was determined based on the estimated values of the underlying collateral. While estimating the amount and timing of both principal and interest cash flows expected to be collected, a market-based discount rate was applied. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type and purpose, industry segment and loan structure. Credit risk characteristics included risk rating groups pass, special mention, substandard, and doubtful and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

At April 1, 2017, the gross contractual amounts of receivable and the fair value for the purchased credit impaired loans (“PCI”) were $8.3 million, while the estimated cash flows not expected to be collected were approximately $7.4 million. Information about the PCI loan portfolio at April 1, 2017 is as follows:

(Dollars in thousands)	April 1, 2017
Contractual principal and interest due	$8,303
Nonaccretable difference	869

Expected cash flows	7,434
Accretable yield	1,354

Purchase credit impaired loans - estimated fair value	$6,080

Loans which totaled approximately $55.4 million which were acquired are held for sale. These loans are under a pending contract to be sold to a third party and have been adjusted to the contract price adjusted for principal repayments.

Premises and Equipment

The fair value of Virginia BanCorp premises, including land, buildings and improvements, was determined based upon appraisal by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised. The fair value of premises and equipment resulted in a $2.7 million fair value adjustment. Land is not depreciated.

Core Deposit Intangible

The fair value of the core deposit intangible (“CDI”) was determined based on a combined discounted economic benefit and market approach. The economic benefit was calculated as the cost savings between maintaining the core deposit base and using an alternate funding source, such as Federal Home Loan Bank of Atlanta (“FHLB”) advances. The life of the deposit base and projected deposit attrition rates was determined using Virginia BanCorp’s historical deposit data. The CDI fair value was estimated at $3.7 million or 2.52% of acquired deposits, excluding time deposits. The CDI is being amortized over a weighted average life of 92 months using a sum-of-the-months method.

Time Deposits

The fair value adjustment of time deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term certificates of deposit. The resulting estimated fair value adjustment of certificates of deposit ranging in maturity from one month to five years is a $733 thousand premium and is being amortized into income on a level-yield basis over the weighted average remaining life.

FHLB Advances

The fair value of FHLB advances was considered to be equivalent to Virginia BanCorp’s recorded book balance as the advances matured in April 30, 2017.

Deferred Tax Assets and Liabilities

Certain deferred tax assets and liabilities were carried over to the Company from Virginia BanCorp based on the Company’s ability to utilize them in the future. Additionally, deferred tax assets and liabilities were established for acquisition accounting fair value adjustments as the future amortization/accretion of these adjustments represent temporary differences between book income and taxable income.

Pro Forma Financial Information

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2016. The unaudited combined pro forma revenue and net income combines the historical results of Virginia BanCorp with the Company’s consolidated statements of income for the period listed below, and while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2016. Acquisition related expenses of $685 thousand and $985 thousand were included in the Company’s actual consolidated statements of income for the three and six months ended June 30, 2017, respectively, but were excluded from the unaudited pro forma information listed below. Legacy Virginia BanCorp incurred $174 thousand of merger related expenses during the first three months of 2017 which was also excluded from the unaudited pro forma information below. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	Unaudited Pro Forma For the Three Months Ended		Unaudited Pro Forma For the Six Months Ended
(Dollars in thousand)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net interest income	$7,719	$6,564	$11,845	$12,954
Net income	870	1,223	1,464	2,371

Impact of Certain Acquisition Accounting Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from Virginia BanCorp had the following impact on the consolidated statements of income for the three and six months ended June 30, 2017.

(Dollars in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Loans[1]	$451	$451
Core deposit intangible[2]	(234)	(234)
Time deposits[3]	117	117
Depreciation[4]	(10)	(10)

Net impact to income before income taxes	$324	$324

[1]	Loan discount accretion is included in the “Loans, including fees” section of “Interest Income” in the consolidated statements of income.
[2]	Core deposit intangible premium amortization is included in “Other expense” section of “Non-Interest Expenses in the consolidated statements of income.
[3]	Time deposit premium amortization is included in the “Deposits” section of “Interest Expense” in the consolidated statements of income.
[4]	Depreciation on the fair value mark up of fixed assets is included in “Occupancy expense” section of “Non-Interest Expense” in the consolidated statements of income.

Note 3:	Significant Accounting Policies

Loans

The Company grants mortgage loans on real estate, commercial and industrial loans, and consumer and other loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans on real estate. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market areas.

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income, such as deferred fees and costs, charge-offs and discounts on acquired loans. Interest on loans is recognized over the term of the loan and is calculated using the interest method on principal amounts outstanding. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan, adjusted for early pay-offs, where applicable.

The accrual of interest is generally discontinued at the time a loan is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Payments received for loans no longer accruing interest are applied to the unpaid principal balance. Loans greater than 90 days past due may remain on accrual status if the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual and past due policies are materially the same for all types of loans with the exception of PCI loans whose discount is being accreted to interest income.

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

Charge-off of Uncollectible Loans

As soon as any loan becomes uncollectible, the loan will be charged down or charged off as follows:

•	If unsecured, the loan must be charged off in full.

•	If secured, the outstanding principal balance of the loan should be charged down to the net realizable value of the collateral.

Loans should be considered uncollectible when:

•	No regularly scheduled payment has been made within four months, or

•	The loan is unsecured, the borrower files for bankruptcy protection and there is no other (guarantor, etc.) support from an entity outside of the bankruptcy proceedings.

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

Management employs a risk rating system to evaluate and consistently categorize loan portfolio credit risk. All loans acquired in the merger and all loans originated since the merger are risk rated. Legacy loans originated prior to the merger that were assigned risk rating grades include all commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which are impaired, loans to real estate developers and contractors, consumer loans greater than $250 thousand with chronic delinquency, and troubled debt restructures (“TDRs”). The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades are evaluated as new information becomes available for each borrowing relationship or at least quarterly. All other loans not specifically assigned a risk rating grade are monitored as a discrete pool of loans generally based on delinquency status.

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

The ALL consists of specific and general components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured for impairment generally include (1) all loans risk rated Special Mention or worse with balances of $400 thousand or more or where the borrower has filed for bankruptcy; and (2) all loans classified as a TDR . A specific allowance arises when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates any loans not identified as impaired, which are typically smaller commercial loans, residential mortgages and consumer loans, grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, then adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

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

The summation of the specific and general components results in the total estimated ALL. This estimate is inherently subjective and actual losses could be greater or less than the estimates.

An ALL calculation is also performed on purchased performing loans. A comparison is then made to the remaining unaccreted discount associated with the purchase of those loans. If the ALL related to these loans exceeds the remaining unaccreted discount, that difference is added to the ALL that applies to non-purchased loans. See below for more information related to Loans Purchased in a Business Combination.

Additions to the ALL are made by charges to earnings through the provision for loan losses. Charge-offs result from credit exposures deemed to be uncollectible and the ALL is reduced by these. Recoveries of previously charged off amounts are credited back to the ALL. Charge-off policies are materially the same for all types of loans.

Loans Acquired in a Business Combination

The Company accounts for loans acquired in a business combination in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between PCI loans and purchased performing loans (“PPL”) and are recorded at fair value on the date of acquisition without the carryover of the related allowance for loan losses.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Loans not designated PCI loans as of the acquisition date are designated purchased performing loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing or PCI loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to the acquisition.

Employee Stock Ownership Plan (“ESOP”)

The Company currently has two ESOPs for the benefit of all eligible employees. Shares held by the legacy ESOP of the former Bank of Lancaster employees are considered outstanding for purposes of computing earnings per share as they are fully allocated. Unearned ESOP shares in the ESOP acquired in the merger (“new ESOP”), are shown as a reduction of shareholders’ equity. The unearned ESOP shares are not included in basic or diluted earnings per share calculation as discussed in Note 9.

The use of dividends paid on allocated ESOP shares are at the discretion of the Company. Dividends on unallocated ESOP shares, if paid, are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. The Company recognizes a tax deduction equal to the cost of shares released. The unearned ESOP shares are pledged to a third party to collateralize a direct loan to the ESOP. The loan is guaranteed by the Company and is recorded on the Company’s consolidated balance sheets.

It is anticipated that the Company will make contributions to the new ESOP in amounts necessary to amortize the third-party loans over a nine year period. See note 12.

Note 4:	Amendments to the Accounting Standards Codification

In March 2017, the FASB issued Accounting Update Standard (“ASU”) No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This ASU requires Securities and Exchange Commission (“SEC”) registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard’s impact on its financial statements. The Company adopted ASU 2017-03 in the first quarter of 2017. The adoption of the standard resulted in enhanced disclosures regarding the impact that recently issued accounting standards adopted in a future period will have on the Company’s financial statements and disclosures.

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

Note 5: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	(Losses)	Value
Corporate bonds	$6,696	$20	$(1)	$6,715
U.S. Government agencies	27,319	123	(386)	27,056
State and municipal obligations	20,703	198	(224)	20,677

	$54,718	$341	$(611)	$54,448

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	(Losses)	Value
Corporate bonds	$7,695	$14	$(5)	$7,704
U.S. Government agencies	25,668	53	(408)	25,313
State and municipal obligations	18,566	49	(459)	18,156

	$51,929	$116	$(872)	$51,173

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross realized gains	$7	$105	$7	$120
Gross realized losses	—	(1)	(5)	(10)

Net realized gains	$7	$104	$2	$110

Aggregate proceeds	$16,667	$6,395	$17,662	$9,097

Average yields (taxable equivalent) on securities were 3.09% and 3.08% for the three months ended June 30, 2017 and 2016, respectively, and 3.11% and 3.06% for the six months ended June 30, 2017 and 2016, respectively.

Securities with a market value of $14.7 million and $19.1 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $10.8 million and $18.3 million as of June 30, 2017 and December 31, 2016, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at June 30, 2017 and December 31, 2016, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, and states and municipal securities, are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at June 30, 2017 included 40 federal agencies, one corporate bond and 23 municipals. Bonds with unrealized loss positions at December 31, 2016 included 37 federal agencies, one corporate bond and 39 municipals. The tables are shown below.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2017	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$500	$(1)	$—	$—	$500	$(1)
U.S. Government agencies	18,052	(298)	4,792	(88)	22,844	(386)
States and municipal obligations	7,207	(179)	953	(45)	8,160	(224)

Total temporarily impaired securities	$25,759	$(478)	$5,745	$(133)	$31,504	$(611)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$995	$(5)	$—	$—	$995	$(5)
U.S. Government agencies	20,933	(396)	1,308	(12)	22,241	(408)
States and municipal obligations	12,888	(459)	—	—	12,888	(459)

Total temporarily impaired securities	$34,816	$(860)	$1,308	$(12)	$36,124	$(872)

The Company’s investment in FHLB stock totaled $3.7 million and $1.9 million at June 30, 2017 and December 31, 2016, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $745 thousand and $580 thousand at June 30, 2017 and December 31, 2016, respectively. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 6:	Low Income Housing Tax Credits

The Company had investments in three separate housing equity funds at June 30, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver federal low income housing tax credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.5 million as of June 30, 2017. These investments and related tax benefits have expected terms through 2029. Tax credits and other tax benefits recognized related to these investments during the three and six months ended June 30, 2017 was $19 thousand and $45 thousand, respectively. Total projected tax credits to be received for 2017 are $89 thousand, which are based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.5 million at June 30, 2017 and are included in other liabilities on the consolidated balance sheets.

Note 7:	Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Mortgage loans on real estate:
Construction, Land and Land Development	$57,891	$39,818
Farmland	966	1,023
Commercial Mortgages (Non-Owner Occupied)	80,240	35,343
Commercial Mortgages (Owner Occupied)	73,981	41,825
Residential First Mortgages	260,074	194,007
Residential Revolving and Junior Mortgages	49,306	26,425
Commercial and Industrial loans	85,939	43,024
Consumer loans	41,229	3,544

Total loans	649,626	385,009
Net unamortized deferred loan costs	316	391
Allowance for loan losses	(4,241)	(3,863)

Loans, net	$645,701	$381,537

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by more than 90 days is generally placed on nonaccrual unless it is both well secured and in the process of collection. PCI loans are included in the aging schedule as current because they are considered to be accruing due to the existence of the accretable yield and not based on consideration given to contractual interest payments.

(Dollars in thousands) June 30, 2017	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$93	$—	$542	$635	$57,256	$57,891
Farmland	—	—	—	—	966	966
Commercial Mortgages (Non-Owner Occupied)	454	—	—	454	79,786	80,240
Commercial Mortgages (Owner Occupied)	—	—	1,747	1,747	72,234	73,981
Residential First Mortgages	236	—	1,941	2,177	257,897	260,074
Residential Revolving and Junior Mortgages	43	—	956	999	48,307	49,306
Commercial and Industrial	—	—	110	110	85,829	85,939
Consumer loans	436	—	66	502	40,727	41,229

Total	$1,262	$—	$5,362	$6,624	$643,002	$649,626

December 31, 2016	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$623	$623	$39,195	$39,818
Farmland	57	—	—	57	966	1,023
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	35,343	35,343
Commercial Mortgages (Owner Occupied)	188	—	2,270	2,458	39,367	41,825
Residential First Mortgages	1,546	—	2,155	3,701	190,306	194,007
Residential Revolving and Junior Mortgages	480	—	160	640	25,785	26,425
Commercial and Industrial	408	—	92	500	42,524	43,024
Consumer loans	—	—	—	—	3,544	3,544

Total	$2,679	$—	$5,300	$7,979	$377,030	$385,009

The following table includes an aging analysis, based upon contractual terms, of the recorded investment of PCI loans as of June 30, 2017, included in the table above.

(Dollars in thousands) June 30, 2017	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total PCI Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$—	$—	$1,421	$1,421
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	187	187
Commercial Mortgages (Owner Occupied)	—	182	—	182	173	355
Residential First Mortgages	24	206	—	230	3,665	3,895
Residential Revolving and Junior Mortgages	—	20	—	20	34	54
Consumer loans	5	—	—	5	73	78

Total	$29	$408	$—	$437	$5,553	$5,990

Note 8:	Allowance for Loan Losses

Loans Evaluated for Impairment

Loan receivables evaluated for impairment individually and collectively by segment as of June 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands) As of June 30, 2017	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer and Other Loans	Total
Loans individually evaluated for impairment	$9,511	$92	$—	$9,603
Loans collectively evaluated for impairment	507,035	85,847	41,151	634,033
Loans acquired with deteriorated credit quality	5,912	—	78	5,990

Total Gross Loans	$522,458	$85,939	$41,229	$649,626

As of December 31, 2016
Loans individually evaluated for impairment	$10,323	$92	$—	$10,415
Loans collectively evaluated for impairment	328,118	42,932	3,544	374,594

Total Gross Loans	$338,441	$43,024	$3,544	$385,009

Allowance for Loan Losses

The allowance for loan losses disaggregated based on loan receivables evaluated for impairment individually and collectively by segment as of June 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands) As of June 30, 2017	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Loans individually evaluated for impairment	$851	$92	$—	$943
Loans collectively evaluated for impairment	2,835	364	99	3,298
Loans acquired with deteriorated credit quality	—	—	—	—

Total allowance for loan losses	$3,686	$456	$99	$4,241

As of December 31, 2016	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
Loans individually evaluated for impairment	$803	$92	$—	$895
Loans collectively evaluated for impairment	2,515	401	52	2,968

Total allowance for loan losses	$3,318	$493	$52	$3,863

A disaggregation and an analysis of the change in the allowance for loan losses by segment is shown below.

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended June 30, 2017
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,421	$528	$44	$3,993
(Charge-offs)	(141)	—	(193)	(334)
Recoveries	10	1	3	14
Provision (recovery)	396	(73)	245	568

Ending Balance	$3,686	$456	$99	$4,241

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Three Months Ended June 30, 2016
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,410	$579	$118	$4,107
(Charge-offs)	(573)	(158)	(20)	(751)
Recoveries	4	—	4	8
Provision	154	14	15	183

Ending Balance	$2,995	$435	$117	$3,547

(Dollars in thousands)	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Six Months Ended June 30, 2017
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,318	$493	$52	$3,863
(Charge-offs)	(273)	—	(201)	(474)
Recoveries	88	1	5	94
Provision (recovery)	553	(38)	243	758

Ending Balance	$3,686	$456	$99	$4,241

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer Loans	Total
For the Six Months Ended June 30, 2016
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,502	$599	$122	$4,223
(Charge-offs)	(656)	(158)	(31)	(845)
Recoveries	10	5	6	21
Provision (recovery)	139	(11)	20	148

Ending Balance	$2,995	$435	$117	$3,547

Purchased Impaired Loans

The following table presents the changes in the accretable yield for purchased impaired loans (refer to Note 3) since acquisition on April 1, 2017 through June 30, 2017 (in thousands):

June 30, 2017
Balance at acquisition, April 1, 2017	$1,354
Accretion	(90)
Reclassifications from nonaccretable balance, net	—
Other changes, net	—

Balance as of June 30, 2017	$1,264

Internal Risk Rating Grades

Internal risk rating grades are generally assigned to commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which are impaired, loans to real estate developers and contractors, consumer loans greater than $250,000 with chronic delinquency, and TDRs, as shown in the following table. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades (refer to Note 3) are evaluated as new information becomes available for each borrowing relationship or at least quarterly. All loan portfolios acquired in the merger are risk graded using loan risk grading software that employs a variety of algorithms based on detailed account characteristics to include borrower’s payment history on a total relationship basis as well as loan to value exposure. For non-homogenous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan. The Bank is in the process of adopting the new risk grading system over its entire loan portfolio including the Bank’s legacy loans and expects to fully utilize it after core system conversion.

(Dollars in thousands)	Construction, Land and Land		Residential First	Residential Revolving and Junior	Commercial Mortgages (Non-Owner	Commercial Mortgages (Owner	Commercial and
As of June 30, 2017	Development	Farmland	Mortgage	Mortgage	Occupied)	Occupied)	Industrial	Consumer	Total
Grade:
Pass	$46,344	$966	$42,984	$22,924	$75,168	$60,261	$84,483	$37,698	$370,828
Watch	7,958	—	1,252	33	4,345	11,058	1,230	77	25,953
Special mention	270	—	—	—	269	254	40	—	833
Substandard	3,319	—	1,482	50	458	2,408	186	165	8,068
Doubtful	—	—	—	—	—	—	—	—	—

Total	$57,891	$966	$45,718	$23,007	$80,240	$73,981	$85,939	$37,940	$405,682

As of December 31, 2016	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Total
Grade:
Pass	$32,009	$1,023	$30,639	$31,191	$40,841	$135,703
Watch	5,795	—	4,184	6,652	1,891	18,522
Special mention	180	—	272	1,453	125	2,030
Substandard	1,834	—	248	2,529	167	4,778
Doubtful	—	—	—	—	—	—

Total	$39,818	$1,023	$35,343	$41,825	$43,024	$161,033

Loans not assigned internal risk rating grades are comprised of smaller residential mortgages and smaller consumer loans in the surviving bank’s legacy portfolios. Payment activity of these loans is reviewed monthly by management. However, some of these loans are graded when the borrower’s total exposure to the Bank exceeds the limits noted above. Loans are considered to be nonperforming when they are delinquent by 90 days or more or non-accruing and credit risk is primarily evaluated by delinquency status, as shown in the table below.

(Dollars in thousands)	Residential	Residential Revolving
As of June 30, 2017	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (1)	Mortgages (2)	Loans (3)	Total
Performing	$212,467	$25,342	$3,289	$241,098
Nonperforming	1,889	957	—	2,846

Total	$214,356	$26,299	$3,289	$243,944

	Residential	Residential Revolving
As of December 31, 2016	First	and Junior	Consumer
PAYMENT ACTIVITY STATUS	Mortgages (4)	Mortgages (5)	Loans (6)	Total
Performing	$191,852	$26,265	$3,544	$221,661
Nonperforming	2,155	160	—	2,315

Total	$194,007	$26,425	$3,544	$223,976

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.3 million as of June 30, 2017.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $1.0 million as of June 30, 2017.
(3)	Consumer Loans had been assigned a risk rating grade of Substandard as of June 30, 2017 totaled $85 thousand as of June 30, 2017.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.3 million as of December 31, 2016.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $1.1 million as of December 31, 2016.
(6)	No Consumer Loans had been assigned a risk rating grade of Substandard as of December 31, 2016.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, excluding purchased impaired loans, with the associated allowance amount, if applicable, as of June 30, 2017 and December 31, 2016, along with the average recorded investment and interest income recognized for the three and six months ended June 30, 2017 and 2016, respectively.

(Dollars in thousands)	As of June 30, 2017			As of December 31, 2016
IMPAIRED LOANS	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Customers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, Land and Land Development	$1,451	$1,532	$—	$1,531	$1,539	$—
Residential First Mortgages	1,765	1,836	—	2,112	2,176	—
Residential Revolving and Junior Mortgages (1)	160	166	—	995	999	—
Commercial Mortgages (Non-owner occupied)	248	248	—	248	248	—
Commercial Mortgages (Owner occupied)	1,682	1,997	—	1,860	2,178	—
Commercial and Industrial	—	—	—	—	—	—

	5,306	5,779	—	6,746	7,140	—

With an allowance recorded:
Construction, Land and Land Development	233	283	142	243	286	145
Residential First Mortgages	1,934	1,934	408	1,951	1,951	367
Residential Revolving and Junior Mortgages (1)	1,299	1,302	159	544	546	199
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	739	764	142	839	854	92
Commercial and Industrial	92	101	92	92	101	92

	4,297	4,384	943	3,669	3,738	895

Total Impaired Loans:
Construction, Land and Land Development	1,684	1,815	142	1,774	1,825	145
Residential First Mortgages	3,699	3,770	408	4,063	4,127	367
Residential Revolving and Junior Mortgages (1)	1,459	1,468	159	1,539	1,545	199
Commercial Mortgages (Non-owner occupied)	248	248	—	248	248	—
Commercial Mortgages (Owner occupied)	2,421	2,761	142	2,699	3,032	92
Commercial and Industrial	92	101	92	92	101	92

	$9,603	$10,163	$943	$10,415	$10,878	$895

Notes:

(1)	Junior mortgages include equity lines.

	For the three months ended				For the six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$1,453	$14	$1,535	$14	$1,479	$27	$1,172	$27
Residential First Mortgages	1,769	2	2,728	(2)	1,774	7	2,231	14
Residential Revolving and Junior Mortgages (1)	162	—	988	8	162	1	675	19
Commercial Mortgages (Non-owner occupied)	247	5	248	4	248	8	253	8
Commercial Mortgages (Owner occupied)	1,689	4	1,393	1	1,777	11	1,190	17
Commercial and Industrial	—	—	—	—	—	—	—	—

	5,320	25	6,892	25	5,440	54	5,521	85

With an allowance recorded:
Construction, land and land development	236	1	255	1	238	2	257	2
Residential First Mortgages	1,938	23	2,370	21	1,942	47	2,416	42
Residential Revolving and Junior Mortgages (1)	1,300	5	196	2	1,301	18	195	4
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	737	—	1,460	6	739	—	1,462	11
Commercial and Industrial	92	—	105	1	92	—	109	1

	4,303	29	4,386	31	4,312	67	4,439	60

Total
Construction, land and land development	1,689	15	1,790	15	1,717	29	1,429	29
Residential First Mortgages	3,707	25	5,098	19	3,716	54	4,647	56
Residential Revolving and Junior Mortgages (1)	1,462	5	1,184	10	1,463	19	870	23
Commercial Mortgages (Non-owner occupied)	247	5	248	4	248	8	253	8
Commercial Mortgages (Owner occupied)	2,426	4	2,853	7	2,516	11	2,652	28
Commercial and Industrial	92	—	105	1	92	—	109	1

	$9,623	$54	$11,278	$56	$9,752	$121	$9,960	$145

(1)	Junior mortgages include equity lines.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At June 30, 2017 and December 31, 2016, non-accruing loans excluded from impaired loan disclosure totaled $760 thousand and $465 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have totaled $6 thousand and $3 thousand during the three months ended June 30, 2017 and 2016, respectively, and $9 thousand and $3 thousand during the six months ended June 30, 2017 and 2016, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. No TDRs subsequently defaulted in the first six months 2017 or the first six months of 2016. The following table presents, by segments of loans, information related to loans modified as TDRs.

	For the three months ended			For the three months ended
	June 30, 2017			June 30, 2016
(Dollars in thousands) TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	—	$—	$—	1	$244	$244

(1)	Modification was a capitalization of interest.

	For the six months ended			For the six months ended
	June 30, 2017			June 30, 2016
(Dollars in thousands) TROUBLED DEBT RESTRUCTURINGS	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	—	$—	$—	1	$244	$244

(1)	Modification was a capitalization of interest.

Other Real Estate Owned

The table below details the properties included in other real estate owned (“OREO”) as of June 30, 2017 and December 31, 2016. There were two collateralized consumer residential mortgage loans from two borrowers valued at $127 thousand in the process of foreclosure as of June 30, 2017.

	As of June 30, 2017		As of December 31, 2016
(Dollars in thousands)	No. of Properties	Carrying Value	No. of Properties	Carrying Value
Residential	5	$979	2	$891
Land lots	18	3,196	7	547
Convenience store	1	59	1	59
Restaurant	1	55	1	55
Commerical properties	5	1,071	3	942

Total	30	$5,360	14	$2,494

Included in other assets as of June 30, 2017 and December 31, 2016, is one residential property purchased in 2013 from a related party with a value of $708 thousand and a former branch, which was closed April 30, 2015, with a value of $403 thousand.

Note 9:	Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Basic earnings per share amounts are computed by dividing the net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. For both computations, the weighted average number of unearned ESOP shares purchased by the ESOP, which have not been allocated to participant accounts, are not assumed to be outstanding. The weighted average unearned ESOP shares which were excluded from the computation were 140,542 and 70,267 for the three and six months ended June 30, 2017, respectively. All ESOP shares were allocated for periods prior to April 1, 2017.

	For the three months ended				For the six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	9,233,615	$0.06	4,774,856	$0.12	7,017,907	$0.05	4,774,856	$0.23
Effect of dilutive securities:
Stock options	71,181		19,927		66,523		17,718

Diluted earnings per share	9,304,796	$0.06	4,794,783	$0.12	7,084,430	$0.05	4,792,574	$0.23

For the three months ended June 30, 2017 and 2016, options on 15,758 and 46,135 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the six months ended June 30, 2017 and 2016, options on 22,758 and 53,635 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 10:	Stock-Based Compensation

On June 28, 2013, the Company registered with the SEC a stock-based compensation plan, which superseded all other plans. There are 311,209 shares available for grant under this plan at June 30, 2017.

Stock-based compensation expense related to stock option awards for the three months ended June 30, 2017 and 2016 was $8 thousand and zero, respectively. For the six months ended June 30, 2017 and 2016, stock-based compensation expense related to stock option awards was $24 thousand and $16 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of June 30, 2017.

The variables used in these calculations of the fair value of the options are as follows:

	For the six months ended June 30,
	2017	2016
Risk free interest rate (5 year Treasury)	1.78% - 1.93%	1.49%
Expected dividend yield	0%	0%
Expected term (years)	5	5
Expected volatility	17.2% - 21.7%	40.1%

Stock option activity for the six months ended June 30, 2017 is summarized below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Options outstanding, January 1, 2017	218,300	$6.35	5.9
Granted	13,000	8.54
Forfeited	(1,195)	8.43
Exercised	(24,061)	5.69
Expired	(9,625)	13.96

Options outstanding and exercisable, June 30, 2017	196,419	$6.20	5.9	$629,496

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. This amount changes based on changes in the market value of the Company’s common stock.

In the first six months of 2017, 14,000 shares of restricted stock were granted to three executives. Total unvested restricted shares were 9,000 as of June 30, 2017 and zero as of December 31, 2016. Stock based compensation related to restricted stock awards was $43 thousand and zero as of the six months ended June 30, 2017 and 2016, respectively.

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

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Six months ended June 30,	2017	2016	2017	2016
Service cost	$—	$—	$10	$11
Interest cost	62	69	10	14
Expected return on plan assets	(90)	(96)	—	—
Settlement loss	26	—	—	—
Amortization of net gain	—	—	(4)	—
Recognized net actuarial loss	38	39	—	—

Net periodic cost	$36	$12	$16	$25

The Company expects to make no contribution to its pension plan and $3 thousand to its post-retirement benefit plan during the remainder of 2017. The Company has contributed $3 thousand towards the post-retirement plan during the first six months of 2017.

Note 12:	Long Term Debt

FHLB Debt

As of June 30, 2017, the Bank had $70.0 million of outstanding FHLB debt, consisting of six advances. As of December 31, 2016, five advances totaling $35.0 million were outstanding. The $40.0 million advance that matured on July 3, 2017 and the $5.0 million daily rate credit that was to mature on May 30, 2018 were replaced with a $50.0 million fixed rate advance with an interest rate of 1.14% maturing on August 2, 2017. This advance was then rolled over at an interest rate of 1.16% maturing on September 1, 2017.

The six advances are shown in the following table.

Description	Balance (000’s)	Originated	Current Interest Rate	Maturity Date
Adjustable Rate Hybrid	$10,000	4/12/2013	3.53511	4/13/2020
Fixed Rate Credit	5,000	12/22/2015	1.08000	9/15/2017
Fixed Rate Credit	5,000	1/17/2017	0.91000	10/17/2017
Fixed Rate Credit	5,000	1/20/2017	0.99500	12/20/2017
Daily Rate Credit	5,000	5/30/2017	1.32000	5/30/2018
Fixed Rate Credit	40,000	6/2/2017	1.04000	7/3/2017

	$70,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of June 30, 2017, was $44.3 million against a total line of credit of $125.3 million.

As of June 30, 2017 and December 31, 2016, the Company had $70.0 million and $35.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.41% and 1.49%, respectively.

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

(Dollars in thousands)	Balance as of June 30, 2017
6.5% Subordinated Debt	$7,000
Less: Issuance costs	(132)

$6,868

ESOP Debt

Acquired in the merger was $911 thousand of debt secured by unissued shares of stock in the Company’s ESOP plan. The four fixed rate amortizing notes each carry an interest rate of 3.25% with maturity dates ranging from March 1, 2019 to November 1, 2026.

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

Mortgage servicing rights “(MSR”): The Bank currently owns MSRs from two portfolios, one serviced for Fannie Mae (“FNMA”) and one serviced for Freddie Mac (“FHLMC”).

The MSR for the portfolio serviced for FNMA is recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.33 per loan as of June 30, 2017 and $6.00 per loan as of December 31, 2016. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 147% and 150% as of June 30, 2017 and December 31, 2016, respectively. A discount rate of 14.0% was then applied to each pool both as of June 30, 2017 and December 31, 2016. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. This MSR is classified as Level 3.

Similarly, the MSR for the portfolio serviced for FHLMC is recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. This MSR was acquired by the Bank as part of the merger with Virginia BanCorp effective April 1, 2017. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each. Loans are segregated into five pools based on each loan’s term and coupon strata. All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $7.67 per loan as of June 30, 2017. Prepayment speeds are determined primarily based on the average interest rate and seasoning of the loans in each pool. The prepayment scale used is the PSA model as described above. The average PSA speed assumption in the fair value model is 195% as of June 30, 2017. The PSA speeds are converted to a constant prepayment rate (CPR) and then adjusted by applying betas in order to reflect the prepayment speeds of the portfolio based on historical payment behavior. As of June 30, 2017, an average CPR of 7.51% was applied based on the prior two years of history. Utilizing observed market prices in the secondary market, an average price of 102.84% was effectively applied in determining the market discount rate to be applied to the portfolio’s servicing cash flows. This rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. This MSR is classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of

June 30, 2017 and December 31, 2016:

(Dollars in thousands)		Fair Value Measurements at June 30, 2017 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$6,715	$—	$—	$6,715
U. S. Government agencies	27,056	—	27,056	—
State and municipal obligations	20,677	—	20,677	—

Total securities available-for-sale:	$54,448	$—	$47,733	$6,715

Mortgage servicing rights	$989	$—	$—	$989

Defined benefit plan assets:
Cash and cash equivalents	$21	$21	$—	$—
Mutual funds - fixed income	1,016	1,016	—	—
Mutual funds - equity	1,524	1,524	—	—

Total defined benefit plan assets	$2,561	$2,561	$—	$—

		Fair Value Measurements at December 31, 2016 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$7,704	$—	$—	$7,704
U. S. Government agencies	25,313	—	25,313	—
State and municipal obligations	18,156	—	18,156	—

Total securities available-for-sale:	$51,173	$—	$43,469	$7,704

Mortgage servicing rights	$671	$—	$—	$671

Defined benefit plan assets:
Mutual funds - fixed income	$1,041	$1,041	$—	$—
Mutual funds - equity	1,649	1,649	—	—

Total defined benefit plan assets	$2,690	$2,690	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

		Corporate
(Dollars in thousands)	MSRs	Bonds
Balance, January 1, 2017	$671	$7,704
Purchases	—	—
Acquired in merger	324	—
Impairments	—	—
Fair value adjustments	(6)	11
Sales	—	(1,000)

Balance, June 30, 2017	$989	$6,715

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at June 30, 2017 Using
(Dollars in thousands) Description	Balance as of June 30, 2017	Level 1	Level 2	Level 3
Impaired Loans, net	$3,354	$—	$—	$3,354
Other real estate owned, net	5,360	—	—	5,360

		Fair Value Measurements at December 31, 2016 Using
Description	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Impaired Loans, net	$2,774	$—	$—	$2,774
Other real estate owned, net	2,494	—	—	2,494

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2017:

(Dollars in thousands)	Balance as of June 30, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$3,354	Discounted appraised value	Selling Cost	15% (15%)
Other real estate owned, net	5,360	Discounted appraised value	Selling Cost	0% - 100% (5%)
			Lack of Marketability	10% -20% (11%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2016:

(Dollars in thousands)	Balance as of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$2,774	Discounted appraised value	Selling Cost	10% -20% (16%)
			Lack of Marketability	50% (50%)
Other real estate owned, net	2,494	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	10% -20% (11%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at June 30, 2017 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	June 30, 2017	June 30, 2017	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,454	$7,454	$7,454	$—	$—
Interest-bearing deposits	26,998	26,998	26,998	—	—
Certificates of deposit	3,224	3,224	—	3,224	—
Federal funds sold	6,559	6,559	6,559	—	—
Securities available-for-sale	54,448	54,448	—	47,733	6,715
Restricted securities	4,662	4,662	—	—	4,662
Loans, net	645,701	654,263	—	—	654,263
Loans held for sale	55,620	55,620	—	—	55,620
Accrued interest receivable	2,624	2,624	—	2,624	—
Bank owned life insurance	18,508	18,508	18,508	—	—
Mortgage servicing rights	989	989	—	—	989
Financial Liabilities:
Non-interest-bearing liabilities	$97,299	$97,299	$97,299	$—	$—
Savings and other interest-bearing deposits	282,056	282,056	—	282,056	—
Time deposits	309,619	308,952	—	—	308,952
Securities sold under repurchase agreements	10,786	10,786	—	10,786	—
FHLB advances	70,000	70,591	—	70,591	—
Subordinated debt	6,868	7,000	—	—	7,000
Accrued interest payable	395	395	—	395	—

			Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2016	December 31, 2016	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,851	$4,851	$4,851	$—	$—
Interest-bearing deposits	7,945	7,945	7,945	—	—
Certificates of deposit	4,216	4,216	—	4,216	—
Federal funds sold	1,906	1,906	1,906	—	—
Securities available-for-sale	51,173	51,173	—	43,469	7,704
Restricted securities	2,649	2,649	—	—	2,649
Loans, net	381,537	384,468	—	—	384,468
Loans held for sale	276	276	—	—	276
Accrued interest receivable	1,372	1,372	—	1,372	—
Bank owned life insurance	9,869	9,869	9,869	—	—
Mortgage servicing rights	671	671	—	—	671
Financial Liabilities:
Non-interest-bearing liabilities	$74,799	$74,799	$74,799	$—	$—
Savings and other interest-bearing deposits	178,869	178,869	—	178,869	—
Time deposits	128,050	127,497	—	—	127,497
Securities sold under repurchase agreements	18,310	18,310	—	18,310	—
FHLB advances	35,000	35,668	—	35,668	—
Subordinated debt	6,860	7,000	—	—	7,000
Accrued interest payable	331	331	—	331	—

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

The fair value of loans held for sale is based upon their contracted sales price.

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At June 30, 2017 and December 31, 2016, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 14:	Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

	For the Three Months Ended June 30, 2017
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2017	$(490)	$(715)	$(1,205)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $150	295	—	295
Reclassification for previously unrealized net losses recognized in income, net of tax expense of $2	(5)	—	(5)

Balance June 30, 2017	$(200)	$(715)	$(915)

	For the Three Months Ended June 30, 2016
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2016	$438	$(883)	$(445)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $130	255	—	255
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $35	(69)	—	(69)

Balance June 30, 2016	$624	$(883)	$(259)

	For the Six Months Ended June 30, 2017
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2017	$(520)	$(715)	$(1,235)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $164	321	—	321
Reclassification for previously unrealized net losses recognized in income, net of tax expense of $1	(1)	—	(1)

Balance June 30, 2017	$(200)	$(715)	$(915)

	For the Six Months Ended June 30, 2016
(Dollars in thousands)	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2016	$107	$(883)	$(776)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $303	590	—	590
Reclassification for previously unrealized net losses recognized in income, net of tax benefit of $37	(73)	—	(73)

Balance June 30, 2016	$624	$(883)	$(259)

Reclassification for previously unrealized gains (losses) and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three and six months ended June 30, 2017 and 2016.

Accumulated Other Comprehensive Income (Loss) Reclassification for the Three Months Ended Holding (Losses) Gains on Securities

(Dollars in thousands)	June 30, 2017	June 30, 2016
Net gains on sale of securities available-for-securities	$7	$104
Tax expense	(2)	(35)

Impact on net income	$5	$69

Accumulated Other Comprehensive Income (Loss) Reclassification for the Six Months Ended Holding (Losses) Gains on Securities

(Dollars in thousands)	June 30, 2017	June 30, 2016
Net gains on sale of securities available-for-securities	$2	$110
Tax expense	(1)	(37)

Impact on net income	$1	$73

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the benefits of the merger between the Company and Virginia BanCorp, the Company’s plans, obligations, expectations and intentions and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, disruptions to customer and employee relationships and business operations caused by the merger; the ability to implement integration plans associated with the transaction in which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the merger within the expected timeframe, or at all; changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area, accounting principles, policies and guidelines and the other factors detailed in Bay Banks’s publicly filed documents, including its Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

MERGER WITH VIRGINIA BANCORP

On April 1, 2017, the Company and Virginia BanCorp, a bank holding company conducting substantially all of its operations through its subsidiary Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp. The Company is the surviving corporation in the merger, and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $43.2 million, before the application of unearned ESOP shares. As of the completion of the merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company.

After the merger of Virginia BanCorp with and into the Company, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank. Bank operating systems are currently being consolidated, which is expected to be completed during the fourth quarter of 2017.

Pursuant to the merger, on April 1, 2017, the Company acquired approximately $330.5 million in assets including $268.2 million of loans, and assumed approximately $294.5 million in liabilities, including $25.0 million of debt. Merger-related costs during the first half of 2017 were $985 thousand, and accumulated merger-related costs including the fourth quarter of 2016 were $1.6 million. Annual cost savings of the combined companies are anticipated to be approximately 14% from combined 2016 levels.

GENERAL

Net earnings for the six months ended June 30, 2017 and 2016 were $380 thousand and $1.1 million, respectively. This is a decrease of $730 thousand, or 65.8%, year over year. Net interest income grew by $4.4 million, non-interest income was unchanged and provision for loan losses increased by $610 thousand primarily as a result of organic loan portfolio growth. Non-interest expenses increased by $4.7 million or 64.8% driven primarily by merger-related costs and increased operating expenses resulting from the Virginia BanCorp merger at the beginning of the second quarter of 2017, as well as strategic staffing and infrastructure investments in the Richmond market. Return on average assets decreased to 0.26% from 0.49% for the comparable prior-year period, and return on average equity decreased to 2.65% from 5.54%.

The loan portfolio grew by $264.6 million, or 68.7%, during the first six months of 2017, inclusive of loans acquired in the merger amounting to $212.6 million. The portfolio of loans serviced for FNMA and FHLMC totaled $104.9 million as of June 30, 2017 (inclusive of $23.4 million acquired in the merger) compared to $82.3 million as of December 31, 2016 and $74.0 million as of June 30, 2016.

The net interest margin improved to 3.68% for the first six months of 2017 compared to 3.37% for the same period in 2016 as overall loan and investment yields remained stable complemented by a robust core deposit base. Loan growth was funded primarily by retail deposit growth and tactical FHLB advances.

Loans past due or non-accruing have increased by $62 thousand to $5.4 million in the six months ended June 30, 2017. Asset quality remains stable with non-performing assets at 1.2% of total assets at June 30, 2017 compared to 1.6% at December 31, 2016.

Finally, the Company’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Company’s regulators.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report.

EARNINGS SUMMATION

For the three months ended June 30, 2017 and 2016, net income was $557 thousand and $586 thousand, respectively, a decrease of $29 thousand or 4.9%. Diluted earnings per average share for the three months ended June 30, 2017 and 2016 were $0.06 and $0.12, respectively. The primary factors contributing to the earnings profile during the quarter were as follows:

•	Net interest income related to the portfolios of the acquired bank of approximately $2.7 million;

•	Non-interest expense related to the operations of the acquired bank of approximately $2.1 million;

•	$685 thousand of merger-related expenses; and

•	$497 thousand of salaries and wages related to severance costs and new hires associated with the merger and growth into the Richmond market.

Annualized return on average assets was 0.26% for the second quarter of 2017 compared to 0.51% for the second quarter of 2016. Annualized return on average equity was 2.65% and 5.74% for the three months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and 2016, net income was $380 thousand and $1.1 million, respectively, a decrease of $730 thousand or 65.8%. Diluted earnings per average share for the six months ended June 30, 2017 and 2016 were $0.05 and $0.23, respectively. The primary factors contributing to the earnings profile during the first six months of 2017 were as follows:

•	Net interest income related to the portfolios of the acquired bank of approximately $2.7 million;

•	Net non-interest expense related to the operations of the acquired bank of approximately $1.9 million;

•	$985 thousand of merger related expenses; and

•	$1.3 million of salaries and wages related to severance costs and new hires associated with the merger and growth into the Richmond market.

Annualized return on average assets was 0.12% for the first six months of 2017 compared to 0.49% for the same period of 2016. Annualized return on average equity was 1.21% and 5.54% for the first half of 2017 and 2016, respectively.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)	Three months ended 6/30/2017			Three months ended 6/30/2016
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$44,390	$348	3.13%	$30,240	$211	2.79%
Tax-exempt investments (1)	19,235	173	3.60%	23,728	205	3.46%

Total investments	63,625	521	3.27%	53,968	416	3.08%

Gross loans (2)	684,629	8,326	4.86%	351,765	4,013	4.57%
Interest-bearing deposits and federal funds sold	38,393	86	0.90%	12,522	13	0.40%
Certificates of deposits	3,426	18	2.09%	5,456	20	1.47%

Total Interest Earning Assets	$790,073	$8,951	4.53%	$423,711	$4,462	4.21%

INTEREST-BEARING LIABILITIES:
Savings deposits	$65,835	$33	0.20%	$42,926	$22	0.21%
NOW deposits	91,919	40	0.17%	39,988	15	0.15%
Time deposits	288,324	813	1.13%	128,298	441	1.38%
Money market deposit accounts	128,640	191	0.59%	85,247	163	0.77%

Total Deposits	574,718	1,077	0.75%	296,459	641	0.87%

Federal funds purchased	—	—	0.00%	609	1	1.11%
Securities sold under repurchase agreements	9,520	4	0.17%	6,708	4	0.20%
Subordinated debt	6,867	119	6.95%	6,850	118	6.92%
FHLB advances	76,630	248	1.29%	31,056	117	1.51%

Total Interest-Bearing Liabilities	$667,735	$1,448	0.87%	$341,682	$881	1.03%

Net interest income and net interest margin		$7,503	3.80%		$3,581	3.37%

Non-interest-bearing deposits	$95,264	—	0.00%	$69,951	—	0.00%
Total Cost of funds			0.76%			0.86%
Net interest rate spread			3.77%			3.35%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees and nonaccrual loans.

Interest income for the three months ended June 30, 2017, on a tax-equivalent basis, was $9.0 million, an increase of $4.5 million from the second quarter of 2016 driven primarily by loan growth from both a merger and organic standpoint. Interest expense for the three months ended June 30, 2017 was $1.4 million, an increase of $567 thousand from the second quarter of 2016 due to an increase in retail deposits organically and arising from the merger, complemented by tactical use of FHLB advances, all of which supported loan growth. As a result, net interest income for the three months ended June 30, 2017, on a tax-equivalent basis, was $7.5 million, an increase of $3.9 million from the second quarter of 2016.

The annualized net interest margin was 3.80% and 3.37% for the three months ended June 30, 2017 and 2016, respectively. This increase is due primarily to a higher earning asset yield of 4.53% in the second quarter of 2017 compared to 4.21% in the second quarter of 2016, complimented by decreased overall costs of funds. The cost of funds was 0.76% for the second quarter of 2017 and 0.86% for the second quarter of 2016, a result of a stable core retail funding base supported by low marginal cost FHLB advances.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.77% for the three months ended June 30, 2017, compared to 3.35% for the three months ended June 30, 2016.

NON-INTEREST INCOME

Non-interest income was $1.1 million compared to $1.1 million for both the second quarter of 2017 and 2016. Primary changes in non-interest income were as follows:

•	$177 thousand increase related to the operations of the acquired bank; and

•	$153 thousand decrease in secondary market lending fees.

NON-INTEREST EXPENSE

For the three months ended June 30, 2017 and 2016, non-interest expenses totaled $7.2 million and $3.6 million, respectively. Contributing to the increase in non-interest expense was:

•	Non-interest expense related to the operations of the acquired bank of approximately $2.1 million;

•	$685 thousand in other one-time merger-related expenses; and

•	$497 thousand of salaries and wages related to severance costs and new hires associated with the merger and growth into the Richmond market.

FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in Thousands)	Six months ended 6/30/2017			Six months ended 6/30/2016
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$36,096	$617	3.42%	$30,196	$418	2.77%
Tax-exempt investments (1)	19,196	345	3.60%	24,043	411	3.42%

Total investments	55,292	962	3.48%	54,239	829	3.06%

Gross loans (2)	539,156	12,714	4.72%	349,831	7,987	4.57%
Interest-bearing deposits and federal funds sold	23,294	94	0.81%	13,143	28	0.42%
Certificates of deposits	3,744	37	1.96%	5,497	42	1.53%

Total Interest Earning Assets	$621,486	$13,807	4.44%	$422,710	$8,886	4.20%

INTEREST-BEARING LIABILITIES:
Savings deposits	$55,136	$58	0.21%	$42,444	$42	0.20%
NOW deposits	68,343	63	0.18%	39,611	30	0.15%
Time deposits	209,401	1,251	1.19%	129,316	892	1.39%
Money market deposit accounts	109,098	335	0.61%	84,225	322	0.77%

Total Deposits	441,978	1,707	0.77%	295,596	1,286	0.88%

Federal funds purchased	1,339	10	1.54%	304	1	1.11%
Securities sold under repurchase agreements	8,876	7	0.16%	6,269	6	0.19%
Subordinated debt	6,865	236	6.86%	6,848	236	6.92%
FHLB advances	59,542	402	1.35%	34,465	242	1.41%

Total Interest-Bearing Liabilities	$518,600	$2,362	0.91%	$343,482	$1,771	1.04%

Net interest income and net interest margin		$11,445	3.68%		$7,115	3.37%

Non-interest-bearing deposits	$83,510	—	0.00%	$66,738	—	0.00%
Total Cost of funds			0.78%			0.87%
Net interest rate spread			3.66%			3.33%

Notes:

(1)	Income and yield assumes a federal tax rate of 34%.
(2)	Includes loan fees and nonaccrual loans.

Interest income for the six months ended June 30, 2017, on a tax-equivalent basis, was $13.8 million, an increase of $4.9 million from the first six months of 2016 driven primarily by loan growth from both a merger and organic standpoint. Interest expense for the six months ended June 30, 2017 was $2.4 million, an increase of $591 thousand from the first six months of 2016 due to an increase in deposits organically and arising from the merger, complemented by tactical use of FHLB advances all of which supported loan growth. As a result, net interest income for the six months ended June 30, 2017, on a tax-equivalent basis, was $11.4 million, an increase of $4.3 million from the first six months of 2016.

The annualized net interest margin was 3.68% and 3.37% for the six months ended June 30, 2017 and 2016, respectively. This increase is due primarily to higher earning asset yields of 4.44% in the first half of 2017 compared to 4.20% in the first half of 2016, complimented by decreased overall costs of funds. The cost of funds were 0.78% for the first half of 2017 and 0.87% for the first half of 2016, a result of a stable core retail funding base supported by low marginal cost FHLB advances.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.66% for the six months ended June 30, 2017, compared to 3.33% for the six months ended June 30, 2016.

NON-INTEREST INCOME

Non-interest income for the first half of 2017 was $2.0 million compared to $1.9 million for the first half of 2016. Primary changes in non-interest income were as follows:

•	$177 thousand increase related to the operations of the acquired bank; and

•	$108 thousand decrease in gain on the sale of investment securities.

NON-INTEREST EXPENSE

For the six months ended June 30, 2017 and 2016, non-interest expenses totaled $12.1 million and $7.3 million, respectively. Contributing to the increase in non-interest expense was:

•	Non-interest expense related to the operations of the acquired bank of approximately $2.1 million;

•	$985 thousand in other one-time merger related expenses; and

•	$1.3 million of salaries and wages related to severance costs and new hires associated with the merger and growth into the Richmond market.

AVERAGE INTEREST-EARNING ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 47.0% to $621.2 million for the six months ended June 30, 2017, as compared to $422.7 million for the six months ended June 30, 2016, due mainly the assets acquired in the merger and loan growth. Average interest-earning assets as a percent of total average assets were 92.8% for the six months ended June 30, 2017 as compared to 92.8% for the same period in 2016. The loan portfolio, with $538.9 million in average balances as of June 30, 2017, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 51.2% to $519.3 million for the six months ended June 30, 2017, as compared to $343.5 million for the six months ended June 30, 2017. In the merger, the Company acquired $122.2 million in time deposits, $124.6 million in savings and interest-bearing demand deposits and $21.9 million in noninterest-bearing deposits.

ASSET QUALITY

Asset quality remains stable. Loans charged off during the first six months of 2017, net of recoveries, totaled $380 thousand compared to $824 thousand for the first six months of 2016. This represents a decrease in the annualized net charge-off ratio to 0.20% for the first six months of 2017 compared to 0.47% for the first six months of 2016. Management believes it is maintaining an adequate level of the ALL at 0.65% of total loans at June 30, 2017 (inclusive of loans acquired in the merger which have been marked to fair value) and 1.00% at December 31, 2016.

Non-performing assets (“NPAs”), were $10.7 million, or 1.2% of total assets as of June 30, 2017 compared to $7.8 million, or 1.7% of total assets, as of December 31, 2016. NPAs as of June 30, 2017 include $5.4 million of other real estate owned (including $3.1 million acquired in the merger), up from $2.5 million as of December 31, 2016. Non accrual loans were $5.4 million as of June 30, 2017, or 0.83% of total loans, compared to $5.3 million, or 1.39% of total loans as of December 31, 2016.

Non-Performing Assets

(Dollars in Thousands)	June 30, 2017	December 31, 2016
Loans past due 90 days or more and still accruing	$—	$—
Non-accruing loans	5,362	5,300

Total non-performing loans	5,362	5,300

Other real estate owned	5,360	2,494

Total non-performing assets	$10,722	$7,794

Allowance for loan losses	$4,241	$3,863

Allowance to non-performing loans	79.1%	72.9%
Non-performing assets to total assets	1.2%	1.6%

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, increased by $6.1 million during the first six months of 2017 to $13.4 million, or 15.9% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired. All loan portfolios acquired in the merger are risk graded using loan risk grading software that employs a variety of algorithms based on detailed account characteristics to include borrower’s payment history on a total relationship basis as well as loan to value exposure. For non-homogenous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan. The Bank is in the process of adopting the new risk grading system over its entire loan portfolio, including the Bank’s legacy loans and expects to fully utilize it after core system conversion.

As of June 30, 2017, loans valued at $9.6 million were considered impaired (excluding purchased credit impaired loans), whereas $10.4 million were considered impaired as of December 31, 2016. Including purchased credit impaired loans, impaired loans increased to $15.6 million as of June 30, 2017. Between December 31, 2016 and June 30, 2017, no new loans were identified as impaired, one loan was paid off and one was dispensed through foreclosure. Management has reviewed the impaired credits and the underlying collateral and the current losses have been specifically reserved.

FINANCIAL CONDITION

Total assets increased to $867.4 million as of June 30, 2017 compared to $486.7 million as of December 31, 2016, primarily as a result of assets acquired in the merger with Virginia BanCorp. Cash and due from banks was $7.5 million and $4.9 million as of June 30, 2017 and December 31, 2016, respectively. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has increased by $19.1 million to $27.0 million since year end 2016. Assets acquired in the merger with Virginia BanCorp included $14.7 million of cash and interest-bearing deposits, $268.2 million of loans acquired at their fair value and $3.1 million of OREO.

During the six months ended June 30, 2017, gross loans, excluding acquired loans, increased by $51.4 million. The largest components of this increase were $9.4 million related to construction and land, $22.0 million related to residential mortgages, $12.7 million related to non-residential mortgages and $5.5 million related to commercial and industrial loans.

The Bank had $5.4 million and $2.5 million of OREO at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, OREO consists of five residences, 18 lots, one former convenience store, a former restaurant and five commercial business properties. During the first six months of 2017, three properties with a book value of $259 thousand from three borrowers were added through foreclosure, 17 properties with a fair market value of $3.1 million were acquired in the merger, and five properties with a total book value of $397 thousand were sold. There was $109 thousand in write-downs of OREO properties during the first six months of 2017, compared to $53 thousand in the same period in 2016. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

As of June 30, 2017, securities available-for-sale at fair value totaled $54.4 million as compared to $51.2 million on December 31, 2016. This represents an increase of $3.2 million or 6.4% for the six months ended June 30, 2017. As of June 30, 2017, available-for-sale securities represented 6.3% of total assets and 7.6% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. Unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or other than temporary impairment occurs.

The bank owned life insurance’s cash surrender value as of June 30, 2017 was $18.5 million. The insurance’s purpose is to offset the cost of employee benefits.

As of June 30, 2017, total deposits were $689.0 million compared to $381.7 million at year-end 2016. Excluding deposits acquired in the merger, this represents an increase in balances of $38.2 million or 10.0% during the first six months of 2017. The increase was driven by increases of $181.6 million in time deposits, $22.5 million in noninterest-bearing deposits and $103.2 million in savings and interest-bearing deposits.

FHLB advances have increased by $35.0 million since December 31, 2016, to $70.0 million as of June 30, 2017 as a tactical funding source in order to support loan growth.

In 2015, the Company issued an aggregate of $7,000,000 of subordinated notes to the accredited investors. The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, on any interest payment date on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

As of June 30, 2017, securities sold under repurchase agreements decreased by $7.5 million to $10.8 million from $18.3 million at December 31, 2016.

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

At June 30, 2017, cash totaled $7.5 million, federal funds sold totaled $6.6 million, interest-bearing deposits totaled $27.0 million, securities and certificates of deposit maturing in one year or less totaled $4.9 million and loans maturing in one year or less totaled $40.1 million. This results in a liquidity ratio as of June 30, 2017 of 9.8% as compared to 8.3% as of December 31, 2016. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $125.3 million, with $44.3 million available, plus federal funds lines of credit with correspondent banks totaling $15.0 million.

As of June 30, 2017, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on liquidity.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans and changes in the plan obligations. The Company’s shareholders’ equity before accumulated other comprehensive loss was $85.4 million as of June 30, 2017 compared to $42.9 million as of December 31, 2016. Accumulated other comprehensive loss decreased by $320 thousand between December 31, 2016 and June 30, 2017, primarily as a result of decreases in unrealized net losses in the investment portfolio.

Book value per share, before accumulated other comprehensive loss, as of June 30, 2017, compared to December 31, 2016, increased to $9.09 from $8.99. Book value per share, including accumulated other comprehensive loss, increased to $8.99 as of June 30, 2017 from $8.73 as of December 31, 2016. On June 30, 2017, the Board of Directors declared a quarterly cash dividend to shareholders of $0.04 per common share, payable July 24, 2017, to shareholders of record July 11, 2017.

The parent company has no substantial operations of its own, so its primary sources of liquidity are fees received from the Bank, interest on investments and borrowings. The parent company’s liquid assets consisted of cash and investment securities totaling $1.7 million as of June 30, 2017. The parent company has sufficient liquidity to meet its obligations and provide a source of capital for the Bank.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of June 30, 2017, the Bank’s capital ratios continue to be well in excess of regulatory minimums.

In July 2013, the Federal Reserve issued final rules that made changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four year period, which began on January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5%

capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in as of January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of June 30, 2017, the Bank maintained Common Equity Tier 1 capital of $79.9 million, Tier 1 capital of $79.9 million, risk weighted assets of $610.3 million, and total regulatory capital of $84.2 million. As of June 30, 2017, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 13.10% of risk-weighted assets, the Tier 1 capital ratio at 13.10% of risk-weighted assets, the total capital ratio at 13.79% of risk-weighted assets, and the Tier 1 leverage ratio at 9.48% of total assets.

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

Off Balance Sheet Arrangements

(In thousands)	June 30, 2017	December 31, 2016
Total Loan Commitments Outstanding	$73,326	$38,152
Standby-by Letters of Credit	530	452

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

CONTRACTUAL OBLIGATIONS

On April 28, 2017, the Company entered into a seven year agreement with a computer software service provider. The total data processing services payments related to this contract are expected to be approximately $8.4 million with $0.2 million to be paid in 2017. On February 28, 2017, the Company entered into a 63-month lease related to office space in Richmond, Virginia. The total lease payments are expected to be $1.3 million over the term of the lease. There have been no other material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities

Exchange Act of 1934. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings as of June 30, 2017.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the six months ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated November 2, 2016, by and between Bay Banks of Virginia, Inc. and Virginia BanCorp, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 8, 2016).

31.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 9, 2017	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James A. Wilson, Jr.
James A. Wilson, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)