Form 10-Q
period 2017-09-30
BAY BANKS OF VIRGINIA INC
filed 2017-11-09
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,193,983 shares of common stock on October 31, 2017

FORM 10-Q

For the interim period ending September 30, 2017

INDEX

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016 (1)
(Dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$5,806	$4,851
Interest-bearing deposits	46,060	7,945
Certificates of deposit	3,224	4,216
Federal funds sold	23,357	1,906
Securities available-for-sale, at fair value	71,893	51,173
Restricted securities	6,000	2,649
Loans receivable, net of allowance for loan losses of $4,920 and $3,863	739,708	381,537
Loans held for sale	162	276
Premises and equipment, net	17,472	10,844
Accrued interest receivable	2,905	1,372
Other real estate owned, net	5,159	2,494
Bank owned life insurance	18,641	9,869
Goodwill	8,968	2,808
Mortgage servicing rights	978	671
Core deposit intangible	3,209	—
Other assets	6,394	4,099

Total assets	$959,936	$486,710

LIABILITIES
Noninterest-bearing deposits	$99,531	$74,799
Savings and interest-bearing demand deposits	297,150	178,869
Time deposits	338,732	128,050

Total deposits	735,413	381,718

Securities sold under repurchase agreements	17,091	18,310
Federal Home Loan Bank advances	75,000	35,000
Subordinated debt, net of issuance costs	6,873	6,860
Other liabilities	7,771	3,117

Total liabilities	842,148	445,005

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,193,983 and 4,774,856 shares, respectively)	65,970	23,874
Additional paid-in capital	37,099	2,872
Unearned employee stock ownership plan shares	(817)	—
Retained earnings	16,412	16,194
Accumulated other comprehensive loss, net	(876)	(1,235)

Total shareholders’ equity	117,788	41,705

Total liabilities and shareholders’ equity	$959,936	$486,710

(1)	Derived from the audited December 31, 2016 Consolidated Financial Statements

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands except per share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
INTEREST INCOME
Loans, including fees	$8,874	$4,153	$21,588	$12,140
Securities:
Taxable	329	233	946	651
Tax-exempt	116	123	344	394
Federal funds sold	43	1	77	2
Interest-bearing deposit accounts	116	25	176	52
Certificates of deposit	18	20	55	62

Total interest income	9,496	4,555	23,186	13,301

INTEREST EXPENSE
Deposits	1,292	648	2,999	1,934
Federal funds purchased	—	1	10	2
Securities sold under repurchase agreements	5	4	12	10
Subordinated debt	118	118	354	354
FHLB advances	279	118	681	360

Total interest expense	1,694	889	4,056	2,660

Net interest income	7,802	3,666	19,130	10,641

Provision for loan losses	1,075	259	1,833	407

Net interest income after provision for loan losses	6,727	3,407	17,297	10,234

NON-INTEREST INCOME
Income from fiduciary activities	217	253	691	696
Service charges and fees on deposit accounts	238	212	696	667
VISA-related fees	11	48	59	153
Non-deposit product income	105	83	300	263
Other service charges and fees	201	152	556	449
Secondary market lending income	157	165	358	465
Increase in cash surrender value of life insurance	133	73	341	197
Net gains on sale of securities available for sale	—	180	2	290
Other real estate gains (losses)	(9)	(6)	(102)	(94)
Other income	17	178	169	194

Total non-interest income	1,070	1,338	3,070	3,280

NON-INTEREST EXPENSES
Salaries and employee benefits	3,687	1,881	9,832	5,751
Occupancy expense	811	445	1,943	1,344
Software maintenance	299	152	897	494
Bank franchise tax	141	82	359	203
VISA expense	—	20	35	81
Telecommunications expense	111	42	215	130
FDIC assessments	119	96	315	280
Foreclosure property expense	45	11	114	40
Consulting expense	58	87	209	216
Advertising and marketing	100	59	227	160
Directors’ fees	135	74	466	218
Audit and accounting fees	121	68	366	225
Merger expense	141	—	1,126	—
Intangible amortization	227	—	461	—
Other expense	787	548	2,274	1,739

Total non-interest expenses	6,782	3,565	18,839	10,881

Income before income taxes	1,015	1,180	1,528	2,633
Income tax expense	273	326	406	669

Net income	$742	$854	$1,122	$1,964

Basic Earnings Per Share
Average basic shares outstanding	10,488,227	4,774,856	8,175,431	4,774,856
Earnings per share, basic	$0.07	$0.18	$0.14	$0.41

Diluted Earnings Per Share
Average diluted shares outstanding	10,557,623	4,797,521	8,242,700	4,793,147
Earnings per share, diluted	$0.07	$0.18	$0.14	$0.41

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$742	$854	$1,122	$1,964
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	59	—	545	895
Deferred tax expense	(20)	—	(185)	(305)
Reclassification of net securities gains recognized in net income	—	(180)	(2)	(290)
Deferred tax expense	—	62	1	99

Unrealized gains adjustment, net of tax	39	(118)	359	399

Total other comprehensive income	39	(118)	359	399

Comprehensive income	$781	$736	$1,481	$2,363

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except share data or amounts)	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Nine Months ended September 30, 2017
Balance at beginning of period	4,774,856	$23,874	$2,872	$—	$16,194	$(1,235)	$41,705
Net income	—	—	—	—	1,122	—	1,122
Other comprehensive income	—	—	—	—	—	359	359
Dividends declared of $0.04 per share for both quarters ending June 30, 2017 and September 30, 2017	—	—	—	—	(904)	—	(904)
Issuance of common stock in connection with Virginia BanCorp acquisition	4,586,221	22,931	20,225	(911)	—	—	42,245
Shares issued via private placement net of $2.1 million of issuance costs	3,783,784	18,919	13,969	—	—	—	32,888
Stock options exercised	33,622	169	26	—	—	—	195
Restricted shares granted	15,500	77	(77)	—	—	—	—
Stock-based compensation expense	—	—	84	94	—	—	178

Balance at end of period	13,193,983	$65,970	$37,099	$(817)	$16,412	$(876)	$117,788

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$1,122	$1,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,041	791
Net premium amortization and discount accretion of securities	271	320
Amortization of core deposit intangible	461	—
Accretion of time deposits	(219)	—
Amortization of subordinated debt issuance costs	13	12
Accretion of loan discount	(860)	—
Provision for loan losses	1,833	407
Stock compensation expense	178	16
Deferred tax benefit	(8)	(6)
(Gains) on securities available-for-sale	2	(290)
Increase in OREO valuation allowance	145	53
(Gain) loss on sale of other real estate	(44)	41
Decrease in mortgage servicing rights	16	68
Loan originations for sale	(10,204)	(14,232)
Loan sales	10,438	14,378
Gain on sold loans	(120)	(357)
Gain on sale of VISA loan portfolio	—	(150)
Increase in cash surrender value of life insurance	(342)	(197)
Decrease in accrued income and other assets	(137)	123
Increase in other liabilities	1,160	643

Net cash provided by operating activities	4,370	3,584

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	3,093	2,907
Proceeds from sales and calls of available-for-sale securities	17,662	14,582
Maturities of certificates of deposit	992	1,240
Purchases of available-for-sale securities and certificates of deposit	(19,121)	(15,356)
Purchase of Life Insurance	—	(2,000)
(Purchases) sales of restricted securities	(1,807)	522
Increase in Federal Funds Sold	(21,451)	(189)
Proceeds from the sale of VISA loan portfolio	—	1,301
Loan (originations) and principal collections, net	(57,147)	(20,277)
Loan purchases	(34,037)	(4,006)
Cash acquired in the merger with Virginia Commonwealth	14,698	—
Proceeds from sale of other real estate	603	244
Proceeds from sale of equipment	9	—
Purchases of premises and equipment	(1,643)	(168)

Net cash used in investing activities	(97,705)	(21,200)

Cash Flows From Financing Activities
Net (decrease) increase in demand, savings, and other interest-bearing deposits	(2,527)	17,593
Net increase in time deposits	88,512	524
Stock options exercised	195	—
Net (decrease) increase in securities sold under repurchase agreements	(1,219)	5,823
Issuance of stock	32,888	—
Dividend paid	(376)	—
Increase (decrease) in Federal Home Loan Bank advances	15,000	(15,000)

Net cash provided by financing activities	132,849	8,940

Net increase in cash and due from banks	39,514	(8,676)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	12,796	20,299

Cash and cash equivalents (including interest-earning deposits) at end of period	$51,866	$11,623

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$4,303	$2,549

Income taxes	690	70

Non-cash investing and financing:
Unrealized gain on investment securities	545	605

Loans transferred to other real estate owned	259	1,348

Loans originated to facilitate sale of OREO	164	116

Changes in deferred taxes resulting from OCI transactions	184	206

Transfer of loans to held for sale	—	1,173

Business combination:
Assets acquired, net of cash acquired	315,845	—

Liabilities assumed	294,454	—

Net assets acquired, net of cash acquired	21,391	—

Unpaid dividends declared	527	—

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: General

Bay Banks of Virginia, Inc. (the “Company”) owns 100% of Virginia Commonwealth Bank, formerly named Bank of Lancaster (refer to Note 2) (the “Bank”), 100% of VCB Financial Group, Inc., formerly known as Bay Trust Company (“VCBFG”) and 100% of Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements include the accounts of the Bank, VCBFG, Steptoes Holdings and Bay Banks of Virginia, Inc. The September 30, 2017 consolidated financial statements presented herein reflect combined operations of the business combination of the Company and Virginia BanCorp Inc. effective April 1, 2017, and described further in Note 2.

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

Note 2: Business Combination

On April 1, 2017, the Company and Virginia BanCorp Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp. The Company is the surviving corporation in the merger and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $42.2 million at the time of closing. As of the completion of the merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company. After the merger of Virginia BanCorp with and into the Company, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank. Bank operating systems are being consolidated and are expected to be completed during the fourth quarter of 2017.

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

			As Recorded
	As Recorded	Fair Value	by the
(Dollars in thousands)	by VCB	Adjustments	Company
Consideration paid:
Bay Banks of Virginia, Inc. common stock			$42,247

Identifiable assets acquired:
Cash and due from banks	$2,356	$—	$2,356
Interest-bearing deposits	12,342	—	12,342
Securities available-for-sale	22,088	—	22,088
Restricted securities	1,543	—	1,543
Loans receivable	272,479	(59,907)	212,572
Loans held for sale	—	55,648	55,648
Deferred income taxes	1,325	(500)	825
Premises and equipment	3,333	2,703	6,036
Accrued interest receivable	1,253	(24)	1,229
Other real estate owned	3,113	—	3,113
Core deposit intangible	—	3,670	3,670
Bank owned life insurance	8,430	—	8,430
Mortgage servicing rights	324	—	324
Other assets	367	—	367

Total identified assets acquired	328,953	1,590	330,543

Identifiable liabilities assumed:
Noninterest-bearing deposits	21,119	—	21,119
Savings and interest-bearing demand deposits	124,640	—	124,640
Time deposits	121,437	733	122,170
Federal Home Loan Bank advances	25,000	—	25,000
Other liabilities	1,525	—	1,525

Total identifiable liabilities assumed	293,721	733	294,454

Total identifiable assets assumed	$35,232	$857	$36,089

Goodwill resulting from acquisition			$6,158

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

At April 1, 2017, the gross contractual amounts of receivable and the fair value for the purchased credit impaired loans (“PCI”) were $8.3 million, while the estimated cash flows not expected to be collected were approximately $7.4 million. Information about the PCI loan portfolio at April 1, 2017 is as follows:

(Dollars in thousands)	April 1, 2017
Contractual principal and interest due	$8,303
Nonaccretable difference	869

Expected cash flows	7,434
Accretable yield	1,354

Purchased credit impaired loans - estimated fair value	$6,080

Loans which totaled approximately $55.4 million which were acquired were held for sale as of June 30, 2017. Management decided to withdraw these loans from held for sale status and classify them back as held to maturity loans in the 3rd quarter of 2017.

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

Pro Forma Financial Information

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2016. The unaudited combined pro forma revenue and net income combines the historical results of Virginia BanCorp with the Company’s consolidated statements of income for the period listed below, and while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2016. Acquisition related expenses of $141 thousand and $1.1 million were included in the Company’s actual consolidated statements of income for the three and nine months ended September 30, 2017, respectively, but were excluded from the unaudited pro forma information listed below. Legacy Virginia BanCorp incurred $174 thousand of merger related expenses during the first three months of 2017 which was also excluded from the unaudited pro forma information below. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousand)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income	$7,707	$6,872	$22,014	$20,443
Net income	906	1,653	2,752	4,443

Impact of Certain Acquisition Accounting Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from Virginia BanCorp had the following impact on the consolidated statements of income for the three and nine months ended September 30, 2017.

	Three Months	Nine Months
	Ended	Ended
(Dollars in thousands)	September 30, 2017	September 30, 2017
Loans(1)	$411	$860
Core deposit intangible(2)	(226)	(461)
Time deposits(3)	103	219
Depreciation(4)	(10)	(20)

Net impact to income before income taxes	$278	$598

(1)	Loan discount accretion is included in the “Loans, including fees” section of “Interest Income” in the consolidated statements of income.
(2)	Core deposit intangible premium amortization is included in “Other expense” section of “Non-Interest Expenses in the consolidated statements of income.
(3)	Time deposit premium amortization is included in the “Deposits” section of “Interest Expense” in the consolidated statements of income.
(4)	Depreciation on the fair value mark up of fixed assets is included in “Occupancy expense” section of “Non-Interest Expense” in the consolidated statements of income.

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

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining fair market value, PCI loans were aggregated into pools of loans based on common characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). These estimates include certain prepayment assumptions based on the nature of each loan pool. The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Note 4: Amendments to the Accounting Standards Codification

In March 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation – Stock Compensation (Topic 718).” The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. ASU 2017-09 will be effective for annual periods and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements and disclosures.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. ASU 2017-07 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company expects to adopt ASU 2017-07 in the first quarter of 2018. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

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

Note 5: Securities

The aggregate amortized costs and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	(Losses)	Value
Corporate bonds	$6,696	$22	$(1)	$6,717
U.S. Government agencies	44,194	77	(298)	43,973
State and municipal obligations	21,211	186	(194)	21,203

	$72,101	$285	$(493)	$71,893

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	(Losses)	Value
Corporate bonds	$7,695	$14	$(5)	$7,704
U.S. Government agencies	25,668	53	(408)	25,313
State and municipal obligations	18,566	49	(459)	18,156

	$51,929	$116	$(872)	$51,173

Gross realized gains and gross realized losses on sales and calls of securities were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Gross realized gains	$—	$180	$7	$300
Gross realized losses	—	—	(5)	(10)

Net realized gains	$0	$180	$2	$290

Aggregate proceeds	$0	$4,984	$17,662	$14,582

Average yields (taxable equivalent) on securities were 2.58% and 3.10% for the three months ended September 30, 2017 and 2016, respectively, and 3.26% and 3.07% for the nine months ended September 30, 2017 and 2016, respectively.

Securities with a market value of $19.5 million and $19.1 million were pledged as collateral for repurchase agreements and for other purposes as required by law as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $17.1 million and $18.3 million as of September 30, 2017 and December 31, 2016, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at September 30, 2017 and December 31, 2016, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, and states and municipal securities, are investment grade or better and their losses are considered temporary. Management does not intend to sell the securities and does not expect to be required to sell the securities. Furthermore, all amortized cost bases are expected to be recovered. Bonds with unrealized loss positions at September 30, 2017 included 40 federal agencies, one corporate bond and 21 municipals. Bonds with unrealized loss positions at December 31, 2016 included 37 federal agencies, one corporate bond and 39 municipals. The tables are shown below.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$499	$(1)	$—	$—	$499	$(1)
U.S. Government agencies	23,120	(134)	7,296	(164)	30,416	(298)
States and municipal obligations	4,613	(70)	3,448	(124)	8,061	(194)

Total temporarily impaired securities	$28,232	$(205)	$10,744	$(288)	$38,976	$(493)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$995	$(5)	$—	$—	$995	$(5)
U.S. Government agencies	20,933	(396)	1,308	(12)	22,241	(408)
States and municipal obligations	12,888	(459)	—	—	12,888	(459)

Total temporarily impaired securities	$34,816	$(860)	$1,308	$(12)	$36,124	$(872)

The Company’s investment in FHLB stock totaled $3.9 million and $1.9 million at September 30, 2017 and December 31, 2016, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $1.9 million and $580 thousand at September 30, 2017 and December 31, 2016, respectively. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 6: Low Income Housing Tax Credits

The Company had investments in three separate housing equity funds at September 30, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver federal low income housing tax credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.4 million as of September 30, 2017. These investments and related tax benefits have expected terms through 2030. Tax credits and other tax benefits recognized related to these investments during the three and nine months ended September 30, 2017 were $17 thousand and $51 thousand, respectively. Total projected tax benefits for 2017 are estimated at $81 thousand, based on the most recent quarterly estimates received from the funds. Additional capital calls expected for the funds totaled $1.5 million at September 30, 2017 and are included in other liabilities on the consolidated balance sheets.

Note 7: Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Mortgage loans on real estate:
Construction, Land and Land Development	$63,046	$39,818
Farmland	936	1,023
Commercial Mortgages (Non-Owner Occupied)	141,954	35,343
Commercial Mortgages (Owner Occupied)	73,615	41,825
Residential First Mortgages	269,017	194,007
Residential Revolving and Junior Mortgages	46,193	26,425
Commercial and Industrial loans	99,637	43,024
Consumer loans	48,640	3,544

Total loans	743,038	385,009
Net unamortized deferred loan costs and purchased discounts	1,590	391
Allowance for loan losses	(4,920)	(3,863)

Loans, net	$739,708	$381,537

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

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
(Dollars in thousands)	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
September 30, 2017
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$267	$—	$632	$899	$62,147	$63,046
Farmland	—	—	—	—	936	936
Commercial Mortgages (Non-Owner Occupied)	452	—	—	452	141,502	141,954
Commercial Mortgages (Owner Occupied)	243	—	1,717	1,960	71,655	73,615
Residential First Mortgages	1,621	—	1,318	2,939	266,078	269,017
Residential Revolving and Junior Mortgages	1,173	—	885	2,058	44,135	46,193
Commercial and Industrial	15	—	110	125	99,512	99,637
Consumer loans	449	3	137	589	48,051	48,640

Total	$4,220	$3	$4,799	$9,022	$734,016	$743,038

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
December 31, 2016
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$623	$623	$39,195	$39,818
Farmland	57	—	—	57	966	1,023
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	35,343	35,343
Commercial Mortgages (Owner Occupied)	188	—	2,270	2,458	39,367	41,825
Residential First Mortgages	1,546	—	2,155	3,701	190,306	194,007
Residential Revolving and Junior Mortgages	480	—	160	640	25,785	26,425
Commercial and Industrial	408	—	92	500	42,524	43,024
Consumer loans	—	—	—	—	3,544	3,544

Total	$2,679	$—	$5,300	$7,979	$377,030	$385,009

The following table includes an aging analysis, based upon contractual terms, of the recorded investment of PCI loans as of September 30, 2017, included in the table above.

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
(Dollars in thousands)	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
September 30, 2017
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$0	$—	$0	$0	$1,413	$1,413
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	182	182
Commercial Mortgages (Owner Occupied)	133	37	—	170	168	338
Residential First Mortgages	—	144	—	144	3,697	3,841
Residential Revolving and Junior Mortgages	—	19	—	19	31	50
Consumer loans	5	—	—	5	69	74

Total	$138	$200	$0	$338	$5,560	$5,898

The total outstanding balance of PCI loans as September 30, 2017 was $6.7 million

Note 8: Allowance for Loan Losses

Loans Evaluated for Impairment

Loan receivables evaluated for impairment individually and collectively by segment as of September 30, 2017 and December 31, 2016 are as follows:

	Mortgage	Commercial	Consumer
	Loans	and	and Other
(Dollars in thousands)	on Real Estate	Industrial	Loans	Total
As of September 30, 2017
Loans individually evaluated for impairment	$9,592	$92	$—	$9,684
Loans collectively evaluated for impairment	579,344	99,545	48,567	727,456
Loans acquired with deteriorated credit quality	5,825	—	73	5,898

Total Gross Loans	$594,761	$99,637	$48,640	$743,038

As of December 31, 2016
Loans individually evaluated for impairment	$10,323	$92	$—	$10,415
Loans collectively evaluated for impairment	328,118	42,932	3,544	374,594

Total Gross Loans	$338,441	$43,024	$3,544	$385,009

Allowance for Loan Losses

The allowance for loan losses disaggregated based on loan receivables evaluated for impairment individually and collectively by segment as of September 30, 2017 and December 31, 2016 are as follows:

	Mortgage	Commercial
	Loans	and	Consumer
(Dollars in thousands)	on Real Estate	Industrial	Loans	Total
As of September 30, 2017
Loans individually evaluated for impairment	$982	$92	$—	$1,074
Loans collectively evaluated for impairment	2,855	421	570	3,846
Loans acquired with deteriorated credit quality	—	—	—	—

Total allowance for loan losses	$3,837	$513	$570	$4,920

	Mortgage	Commercial
	Loans	and	Consumer
	on Real Estate	Industrial	Loans	Total
As of December 31, 2016
Loans individually evaluated for impairment	$803	$92	$—	$895
Loans collectively evaluated for impairment	2,515	401	52	2,968

Total allowance for loan losses	$3,318	$493	$52	$3,863

A disaggregation and an analysis of the change in the allowance for loan losses by segment is shown below.

	Mortgage	Commercial
	Loans on	and	Consumer
(Dollars in thousands)	Real Estate	Industrial	Loans	Total
For the Three Months Ended September 30, 2017
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,686	$456	$99	$4,241
(Charge-offs)	(75)	—	(366)	(441)
Recoveries	10	1	34	45
Provision (recovery)	216	56	803	1,075

Ending Balance	$3,837	$513	$570	$4,920

	Mortgage	Commercial
	Loans on	and	Consumer
	Real Estate	Industrial	Loans	Total
For the Three Months Ended September 30, 2016
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$2,995	$435	$117	$3,547
Reclassification of allowance related to sold loans			$(27)	$(27)
(Charge-offs)	(46)	—	(10)	(56)
Recoveries	15	—	3	18
Provision (recovery)	244	45	(30)	259

Ending Balance	$3,208	$480	$53	$3,741

	Mortgage	Commercial
	Loans on	and	Consumer
(Dollars in thousands)	Real Estate	Industrial	Loans	Total
For the Nine Months Ended September 30, 2017
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,318	$493	$52	$3,863
(Charge-offs)	(348)	—	(567)	(915)
Recoveries	98	2	39	139
Provision (recovery)	769	18	1,046	1,833

Ending Balance	$3,837	$513	$570	$4,920

	Mortgage	Commercial
	Loans on	and	Consumer
	Real Estate	Industrial	Loans	Total
For the Nine Months Ended September 30, 2016
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$3,502	$599	$122	$4,223
Reclassification of allowance related to sold loans	$—	$—	$(27)	$(27)
(Charge-offs)	(702)	(158)	(41)	(901)
Recoveries	25	5	9	39
Provision (recovery)	383	34	(10)	407

Ending Balance	$3,208	$480	$53	$3,741

Purchased Impaired Loans

The following table presents the changes in the accretable yield for purchased impaired loans (refer to Note 3) since acquisition on April 1, 2017 through September 30, 2017 (in thousands):

September 30,
2017
Balance at acquisition, April 1, 2017	$1,354
Accretion	(179)
Reclassifications from nonaccretable balance, net	—
Other changes, net	—

Balance as of September 30, 2017	$1,175

As of September 30, 2017 there was no allowance on PCI loans.

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

	Construction,			Residential	Commercial	Commercial
	Land and		Residential	Revolving	Mortgages	Mortgages	Commercial
	Land		First	and Junior	(Non-Owner	(Owner	and
(Dollars in thousands)	Development	Farmland	Mortgage	Mortgage	Occupied)	Occupied)	Industrial	Consumer	Total
As of September 30, 2017
Grade:
Pass	$52,108	$936	$43,370	$20,276	$137,028	$58,894	$95,599	$45,154	$453,365
Watch	7,290	—	1,252	33	4,472	12,106	3,927	77	29,157
Special mention	175	—	—	—	—	249	—	—	424
Substandard	3,473	—	1,482	50	454	2,366	111	165	8,101
Doubtful	—	—	—	—	—	—	—	—	—

Total	$63,046	$936	$46,104	$20,359	$141,954	$73,615	$99,637	$45,396	$491,047

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
	Land		(Non-Owner	(Owner	and
	Development	Farmland	Occupied)	Occupied)	Industrial	Total
As of December 31, 2016
Grade:
Pass	$32,009	$1,023	$30,639	$31,191	$40,841	$135,703
Watch	5,795	—	4,184	6,652	1,891	18,522
Special mention	180	—	272	1,453	125	2,030
Substandard	1,834	—	248	2,529	167	4,778
Doubtful	—	—	—	—	—	—

Total	$39,818	$1,023	$35,343	$41,825	$43,024	$161,033

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

		Residential
	Residential	Revolving
	First	and Junior	Consumer
(Dollars in thousands)	Mortgages (1)	Mortgages (2)	Loans (3)	Total
As of September 30, 2017
PAYMENT ACTIVITY STATUS
Performing	$221,629	$24,949	$3,244	$249,822
Nonperforming	1,284	885	—	2,169

Total	$222,913	$25,834	$3,244	$251,991

		Residential
	Residential	Revolving
	First	and Junior	Consumer
	Mortgages (4)	Mortgages (5)	Loans (6)	Total
As of December 31, 2016
PAYMENT ACTIVITY STATUS
Performing	$191,852	$26,265	$3,544	$221,661
Nonperforming	2,155	160	—	2,315

Total	$194,007	$26,425	$3,544	$223,976

(1)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $2.2 million as of September 30, 2017.
(2)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $927 thousand as of September 30, 2017.
(3)	No Consumer Loans had been assigned a risk rating grade of Substandard as of December 31, 2017.
(4)	Residential First Mortgages which have been assigned a risk rating grade of Substandard totaled $3.3 million as of December 31, 2016.
(5)	Residential Revolving and Junior Mortgages which have been assigned a risk rating grade of Substandard totaled $1.1 million as of December 31, 2016.
(6)	No Consumer Loans had been assigned a risk rating grade of Substandard as of December 31, 2016.

Impaired Loans

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans, excluding purchased impaired loans, with the associated allowance amount, if applicable, as of September 30, 2017 and December 31, 2016, along with the average recorded investment and interest income recognized for the three and nine months ended September 30, 2017 and 2016, respectively.

	As of September 30, 2017			As of December 31, 2016
	Recorded	Customers’ Unpaid	Related	Recorded	Customers’ Unpaid	Related
(Dollars in thousands)	Investment	Principal Balance	Allowance	Investment	Principal Balance	Allowance
IMPAIRED LOANS
With no related allowance:
Construction, Land and Land Development	$367	$449	$—	$1,531	$1,539	$—
Residential First Mortgages	1,407	1,502	—	2,112	2,176	—
Residential Revolving and Junior Mortgages (1)	481	491	—	995	999	—
Commercial Mortgages (Non-owner occupied)	248	248	—	248	248	—
Commercial Mortgages (Owner occupied)	1,027	985	—	1,860	2,178	—
Commercial and Industrial	—	—	—	—	—	—

	3,530	3,675	—	6,746	7,140	—

With an allowance recorded:
Construction, Land and Land Development	1,312	1,365	142	243	286	145
Residential First Mortgages	1,922	1,922	367	1,951	1,951	367
Residential Revolving and Junior Mortgages (1)	1,479	1,491	334	544	546	199
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,355	1,399	139	839	854	92
Commercial and Industrial	92	101	92	92	101	92

	6,160	6,278	1,074	3,669	3,738	895

Total Impaired Loans:
Construction, Land and Land Development	1,679	1,814	142	1,774	1,825	145
Residential First Mortgages	3,329	3,424	367	4,063	4,127	367
Residential Revolving and Junior Mortgages (1)	1,960	1,982	334	1,539	1,545	199
Commercial Mortgages (Non-owner occupied)	248	248	—	248	248	—
Commercial Mortgages (Owner occupied)	2,382	2,384	139	2,699	3,032	92
Commercial and Industrial	92	101	92	92	101	92

	$9,690	$9,953	$1,074	$10,415	$10,878	$895

Notes:

(1)	Junior mortgages include equity lines.

	For the three months ended				For the nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related allowance:
Construction, land and land development	$367	$—	$1,533	$14	$385	$—	$1,262	$41
Residential First Mortgages	1,425	4	2,618	4	1,439	15	2,432	9
Residential Revolving and Junior Mortgages (1)	482	5	951	9	485	7	739	30
Commercial Mortgages (Non-owner occupied)	248	4	248	4	248	11	252	11
Commercial Mortgages (Owner occupied)	1,030	5	2,104	9	1,102	16	1,982	26
Commercial and Industrial	—	—	—	—	—	—	—	—

	3,552	18	7,454	40	3,659	49	6,667	117

With an allowance recorded:
Construction, land and land development	1,315	15	250	1	1,323	44	255	3
Residential First Mortgages	1,928	23	1,965	24	1,937	71	1,956	66
Residential Revolving and Junior Mortgages (1)	1,389	11	234	—	1,345	38	209	4
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,372	4	686	5	1,381	19	691	17
Commercial and Industrial	92	—	92	—	92	—	105	1

	6,096	53	3,227	30	6,078	172	3,216	91

Total
Construction, land and land development	1,682	15	1,783	15	1,708	44	1,517	44
Residential First Mortgages	3,353	27	4,583	28	3,376	86	4,388	75
Residential Revolving and Junior Mortgages (1)	1,871	16	1,185	9	1,830	45	948	34
Commercial Mortgages (Non-owner occupied)	248	4	248	4	248	11	252	11
Commercial Mortgages (Owner occupied)	2,402	9	2,790	14	2,483	35	2,673	43
Commercial and Industrial	92	—	92	—	92	—	105	1

	$9,648	$71	$10,681	$70	$9,737	$221	$9,883	$208

(1)	Junior mortgages include equity lines.

Smaller non-accruing loans and non-accruing loans that are not graded because they are included in homogenous pools generally do not meet the criteria for impairment testing, and are therefore excluded from impaired loan disclosures. At September 30, 2017 and December 31, 2016, non-accruing loans excluded from impaired loan disclosure totaled $726 thousand and $465 thousand, respectively. If interest on these non-accruing loans had been accrued, such income would have totaled $4 thousand and $1 thousand during the three months ended September 30, 2017 and 2016, respectively, and $9 thousand and $3 thousand during the nine months ended September 30, 2017 and 2016, respectively.

Loan Modifications

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. No TDRs subsequently defaulted in the first nine months 2017 and one loan subsequently defaulted in the first nine months of 2016. The following table presents, by segments of loans, information related to loans modified as TDRs.

	For the three months ended			For the three months ended
	September 30, 2017			September 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
TROUBLED DEBT RESTRUCTURINGS	Loans	Investment	Investment	Loans	Investment	Investment
Residential first mortgages (1)	—	$—	$—	0	$0	$0

(1) Modification was a capitalization of interest.

	For the nine months ended			For the nine months ended
	September 30, 2017			September 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
TROUBLED DEBT RESTRUCTURINGS	Loans	Investment	Investment	Loans	Investment	Investment
Residential first mortgages (1)	—	$—	$—	1	$244	$244

(1) Modification was a capitalization of interest.

Other Real Estate Owned

The table below details the properties included in other real estate owned (“OREO”) as of September 30, 2017 and December 31, 2016. There was one collateralized consumer land loan from one borrower valued at $93 thousand in the process of foreclosure as of September 30, 2017.

	As of September 30, 2017		As of December 31, 2016
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	4	$889	2	$891
Land lots	17	3,089	7	547
Convenience store	1	55	1	59
Restaurant	1	55	1	55
Commerical properties	5	1,071	3	942

Total	28	$5,159	14	$2,494

Included in other assets as of September 30, 2017 and December 31, 2016, is one residential property purchased in 2013 from a related party with a value of $708 thousand and a former branch, which was closed April 30, 2015, with a value of $403 thousand.

Note 9: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Basic earnings per share amounts are computed by dividing the net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. For both computations, the weighted average number of unearned ESOP shares purchased by the ESOP, which have not been allocated to participant accounts, as well as unearned restricted shares, are not assumed to be outstanding. The weighted average unearned ESOP shares which were excluded from the computation were 136,376 and 104,510 for the three and nine months ended September 30, 2017, respectively.

Capital Raise

At the end of August 2017, the Company announced the completion of a $35 million capital raise offered to certain existing shareholders, institutional investors and other accredited investors, raising $32.9 million in common equity net of offering expenses. In the capital raise the Company sold 3,783,784 shares of its common stock at an offering price of $9.25 per share.

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Average	Per share	Average	Per share	Average	Per share	Average	Per share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	10,488,227	$0.07	4,774,856	$0.18	8,175,431	$0.14	4,774,856	$0.41
Effect of dilutive securities:
Stock options	69,396		22,665		67,269		18,291

Diluted earnings per share	10,557,623	$0.07	4,797,521	$0.18	8,242,700	$0.14	4,793,147	$0.41

For the three months ended September 30, 2017 and 2016, options on 11,258 and 33,451 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive. For the nine months ended September 30, 2017 and 2016, options on 21,258 and 47,041 shares, respectively, were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 10: Stock-Based Compensation

On June 28, 2013, the Company registered with the SEC a stock-based compensation plan, which superseded all other plans. There are 309,709 shares available for grant under this plan at September 30, 2017.

There was no stock-based compensation expense related to stock option awards for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, stock-based compensation expense related to stock option awards was $24 thousand and $16 thousand, respectively. Compensation expense for stock options is the estimated fair value of options on the date granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. There was no unrecognized compensation expense related to stock options as of September 30, 2017.

The variables used in these calculations of the fair value of the options are as follows:

	For the nine months ended September 30,
	2017	2016
Risk free interest rate (5 year Treasury)	1.78% - 1.93%	1.49%
Expected dividend yield	0%	0%
Expected term (years)	5	5
Expected volatility	17.2% - 21.7%	40.1%

Stock option activity for the nine months ended September 30, 2017 is summarized below:

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value (1)
Options outstanding, January 1, 2017	218,300	$6.35	5.9
Granted	13,000	8.54
Forfeited	(1,195)	8.43
Exercised	(33,622)	5.75
Expired	(9,625)	13.76

Options outstanding and exercisable, September 30, 2017	186,858	$6.22	5.7	$635,628

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. This amount changes based on changes in the market value of the Company’s common stock.

In the first nine months of 2017, 15,500 shares of restricted stock were granted to four executives. Total unvested restricted shares were 10,500 as of September 30, 2017 and zero as of December 31, 2016. Stock based compensation related to restricted stock awards was $60 thousand and zero as of the nine months ended September 30, 2017 and 2016, respectively.

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

The Company sponsors a post-retirement benefit plan covering current and future retirees who acquire age 55 and 10 years of service or age 65 and five years of service. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses. The plan is unfunded and funded as benefits are due.

Components of Net Periodic (Benefit) Cost

(Dollars in thousands)	Pension Benefits		Post-Retirement Benefits
Nine months ended September 30,	2017	2016	2017	2016
Service cost	$—	$—	$15	$17
Interest cost	93	101	15	21
Expected return on plan assets	(135)	(142)	—	—
Settlement loss	39	21	—	—
Amortization of net gain	—	—	(6)	—
Recognized net actuarial loss	57	58	—	—

Net periodic cost	$54	$38	$24	$38

The Company expects to make no contribution to its pension plan and $1 thousand to its post-retirement benefit plan during the remainder of 2017. The Company has contributed $5 thousand towards the post-retirement plan during the first nine months of 2017.

Note 12: Long Term Debt

FHLB Debt

As of September 30, 2017, the Bank had $75 million of outstanding FHLB debt, consisting of six advances. As of December 31, 2016, five advances totaling $35.0 million were outstanding. The $50.0 million advance that matured on October 2, 2017, 2017 and the $5.0 million daily rate advance were combined together and replaced with a $55.0 million fixed rate advance with an interest rate of 1.16% maturing on November 1, 2017. The $5.0 million fixed rate credit that was to mature on October 17, 2017 was replaced with a daily rate advance with an interest rate of 1.16% maturing on November 1, 2017.

The six advances are shown in the following table.

			Current	Maturity
Description	Balance (000’s)	Originated	Interest Rate	Date
Adjustable Rate Hybrid	$10,000	4/12/2013	3.68350	4/13/2020
Fixed Rate Credit	5,000	1/17/2017	0.91000	10/17/2017
Fixed Rate Credit	5,000	1/20/2017	0.99500	12/20/2017
Daily Rate Credit	5,000	5/30/2017	1.32000	5/30/2018
Fixed Rate Credit	50,000	9/1/2017	1.15000	10/2/2017

	$75,000

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of September 30, 2017, was $134.8 million against a total line of credit of $215.8 million.

As of September 30, 2017 and December 31, 2016, the Company had $75.0 million and $35.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.47% and 1.49%, respectively.

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

(Dollars in thousands)	Balance as of
September 30, 2017
6.5% Subordinated Debt	$7,000
Less: Issuance costs	(127)

$6,873

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

The MSR for the portfolio serviced for FNMA is recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.33 per loan as of September 30, 2017 and $6.00 per loan as of December 31, 2016. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 153% and 150% as of September 30, 2017 and December 31, 2016, respectively. A discount rate of 14.0% was then applied to each pool both as of September 30, 2017 and December 31, 2016. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. This MSR is classified as Level 3.

Similarly, the MSR for the portfolio serviced for FHLMC is recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. This MSR was acquired by the Bank as part of the merger with Virginia BanCorp effective April 1, 2017. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each. Loans are segregated into five pools based on each loan’s term and coupon strata. All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $7.95 per loan as of September 30, 2017. Prepayment speeds are determined primarily based on the average interest rate and seasoning of the loans in each pool. The prepayment scale used is the PSA model as described above. The average PSA speed assumption in the fair value model is 202.19% as of September 30, 2017. The PSA speeds are converted to a constant prepayment rate (“CPR”) and then adjusted by applying betas in order to reflect the prepayment speeds of the portfolio based on historical payment behavior. As of September 30, 2017, an average CPR of 7.51% was applied based on the prior three years of history. Utilizing observed market prices in the secondary market, an average price of 103.59% was effectively applied in determining the market discount rate to be applied to the portfolio’s servicing cash flows. This rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. This MSR is classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of

September 30, 2017 and December 31, 2016:

(Dollars in thousands)		Fair Value Measurements at September 30, 2017 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$6,717	$—	$—	$6,717
U. S. Government agencies	43,973	—	43,973	—
State and municipal obligations	21,203	—	21,203	—

Total securities available-for-sale:	$71,893	$—	$65,176	$6,717

Mortgage servicing rights	$978	$—	$—	$978
Defined benefit plan assets:
Cash and cash equivalents	$2	$2	$—	$—
Mutual funds - fixed income	987	987	—	—
Mutual funds - equity	1,543	1,543	—	—

Total defined benefit plan assets	$2,532	$2,532	$—	$—

		Fair Value Measurements at December 31, 2016 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$7,704	$—	$—	$7,704
U. S. Government agencies	25,313	—	25,313	—
State and municipal obligations	18,156	—	18,156	—

Total securities available-for-sale:	$51,173	$—	$43,469	$7,704

Mortgage servicing rights	$671	$—	$—	$671
Defined benefit plan assets:
Mutual funds - fixed income	$1,041	$1,041	$—	$—
Mutual funds - equity	1,649	1,649	—	—

Total defined benefit plan assets	$2,690	$2,690	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

		Corporate
(Dollars in thousands)	MSRs	Bonds
Balance, January 1, 2017	$671	$7,704
Purchases	—	—
Acquired in merger	324	—
Impairments	—	—
Fair value adjustments	(17)	13
Sales	—	(1,000)

Balance, September 30, 2017	$978	$6,717

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at September 30, 2017 Using
(Dollars in thousands)	Balance as of
Description	September 30, 2017	Level 1	Level 2	Level 3
Impaired Loans, net	$5,086	$—	$—	$5,086
Other real estate owned, net	5,159	—	—	5,159

		Fair Value Measurements at December 31, 2016 Using
	Balance as of
Description	December 31, 2016	Level 1	Level 2	Level 3
Impaired Loans, net	$2,774	$—	$—	$2,774
Other real estate owned, net	2,494	—	—	2,494

The following table displays quantitative information about Level 3 Fair Value Measurements as of September 30, 2017:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	September 30, 2017	Technique	Input	Average)
Impaired Loans, net	$5,086	Discounted appraised value	Selling Cost	10% - 100% (20%)
			Lack of Marketability	50% - 75% (55%)
Other real estate owned, net	5,159	Discounted appraised value	Selling Cost	3% - 13% (7%)
			Lack of Marketability	10% - 20% (11%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2016:

				Range
	Balance as of	Valuation	Unobservable	(Weighted
(Dollars in thousands)	December 31, 2016	Technique	Input	Average)
Impaired Loans, net	$2,774	Discounted appraised value	Selling Cost	10% - 20% (16%)
			Lack of Marketability	50% (50%)
Other real estate owned, net	2,494	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	10% - 20% (11%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at September 30, 2017 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	September 30, 2017	September 30, 2017	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$5,806	$5,806	$5,806	$—	$—
Interest-bearing deposits	46,060	46,060	46,060	—	—
Certificates of deposit	3,224	3,224	—	3,224	—
Federal funds sold	23,357	23,357	23,357	—	—
Securities available-for-sale	71,893	71,893	—	65,176	6,717
Restricted securities	6,000	6,000	—	—	6,000
Loans, net	739,708	745,665	—	—	745,665
Loans held for sale	162	162	—	—	162
Accrued interest receivable	2,905	2,905	—	2,905	—
Bank owned life insurance	18,641	18,641	18,641	—	—
Mortgage servicing rights	978	978	—	—	978

Financial Liabilities:
Non-interest-bearing liabilities	$99,531	$99,531	$99,531	$—	$—
Savings and other interest-bearing deposits	297,150	297,150	297,150	—	—
Time deposits	338,732	337,586	—	—	337,586
Securities sold under repurchase agreements	17,091	17,091	—	17,091	—
FHLB advances	75,000	75,520	—	75,520	—
Subordinated debt	6,873	7,000	—	—	7,000
Accrued interest payable	302	302	—	302	—

			Fair Value Measurements at December 31, 2016 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2016	December 31, 2016	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,851	$4,851	$4,851	$—	$—
Interest-bearing deposits	7,945	7,945	7,945	—	—
Certificates of deposit	4,216	4,216	—	4,216	—
Federal funds sold	1,906	1,906	1,906	—	—
Securities available-for-sale	51,173	51,173	—	43,469	7,704
Restricted securities	2,649	2,649	—	—	2,649
Loans, net	381,537	384,468	—	—	384,468
Loans held for sale	276	276	—	—	276
Accrued interest receivable	1,372	1,372	—	1,372	—
Bank owned life insurance	9,869	9,869	9,869	—	—
Mortgage servicing rights	671	671	—	—	671

Financial Liabilities:
Non-interest-bearing liabilities	$74,799	$74,799	$74,799	$—	$—
Savings and other interest-bearing deposits	178,869	178,869	—	178,869	—
Time deposits	128,050	127,497	—	—	127,497
Securities sold under repurchase agreements	18,310	18,310	—	18,310	—
FHLB advances	35,000	35,668	—	35,668	—
Subordinated debt	6,860	7,000	—	—	7,000
Accrued interest payable	331	331	—	331	—

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At September 30, 2017 and December 31, 2016, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 14: Changes in Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive income (loss) are shown in the following tables:

	For the Three Months Ended September 30, 2017
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance July 1, 2017	$(200)	$(715)	$(915)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $20	39	—	39
Reclassification for previously unrealized net losses recognized in income, net of tax expense of $0	—	—	—

Balance September 30, 2017	$(161)	$(715)	$(876)

	For the Three Months Ended September 30, 2016
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance July 1, 2016	$624	$(883)	$(259)
Change in net unrealized holding gains on securities, before reclassification	—	—	—
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $62	(118)	—	(118)

Balance September 30, 2016	$506	$(883)	$(377)

	For the Nine Months Ended September 30, 2017
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2017	$(520)	$(715)	$(1,235)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $185	360	—	360
Reclassification for previously unrealized net losses recognized in income, net of tax expense of $1	(1)	—	(1)

Balance September 30, 2017	$(161)	$(715)	$(876)

	For the Nine Months Ended September 30, 2016
	Net Unrealized	Pension and	Accumulated Other
	Gains (Losses)	Post-retirement	Comprehensive
(Dollars in thousands)	on Securities	Benefit Plans	Income (Loss)
Balance January 1, 2016	$107	$(883)	$(776)
Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $305	590	—	590
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $99	(191)	—	(191)

Balance September 30, 2016	$506	$(883)	$(377)

Reclassification for previously unrealized gains (losses) and impairments on securities are reported in the Consolidated Statements of Income as follows. No unrealized gains (losses) on pension and post-employment related costs were reclassified to the Consolidated Statements of Income in the three and nine months ended September 30, 2017 and 2016.

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Three Months Ended

Holding (Losses) Gains on Securities

(Dollars in thousands)	September 30, 2017	September 30, 2016
Net gains on sale of securities available-for-securities	$—	$180
Tax expense	—	(62)

Impact on net income	$—	$118

Accumulated Other Comprehensive Income (Loss)

Reclassification for the Nine Months Ended

Holding (Losses) Gains on Securities

(Dollars in thousands)	September 30, 2017	September 30, 2016
Net gains on sale of securities available-for-securities	$2	$290
Tax expense	(1)	(99)

Impact on net income	$1	$191

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the benefits of the merger between the Company and Virginia BanCorp, the Company’s plans, obligations, expectations and intentions and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, disruptions to customer and employee relationships and business operations caused by the merger; the ability to implement integration plans associated with the transaction in which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the merger within the expected timeframe, or at all; changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area, accounting principles, policies and guidelines and the other factors detailed in the Company’s publicly filed documents, including its Annual Report on Form 10-K for the year ended December 31, 2016 and current report on Form 8-K filed with the SEC on September 1, 2017. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

MERGER WITH VIRGINIA BANCORP

On April 1, 2017, the Company and Virginia BanCorp, a bank holding company conducting substantially all of its operations through its subsidiary Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp. The Company is the surviving corporation in the merger, and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $43.2 million before the application of unearned ESOP shares. As of the completion of the merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company.

After the merger of Virginia BanCorp with and into the Company, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank. Bank operating systems are currently being consolidated, which is expected to be completed during the fourth quarter of 2017.

Pursuant to the merger, on April 1, 2017, the Company acquired approximately $330.5 million in assets including $268.2 million of loans, and assumed approximately $294.5 million in liabilities, including $25.0 million of debt. Merger-related costs during the first nine months of 2017 were $1.1 million, and accumulated merger-related costs including the fourth quarter of 2016 were $1.6 million. Annual cost savings of the combined companies are anticipated to be approximately 14% from combined 2016 levels.

GENERAL

Net earnings for the nine months ended September 30, 2017 and 2016 were $1.1 million and $2.0 million, respectively. This is a decrease of $842 thousand, or 42.9%, year over year. Net interest income grew by $8.5 million, non-interest income decreased by $210 thousand and provision for loan losses increased by $1.4 million primarily as a result of organic loan portfolio growth. Non-interest expenses increased by $8.0 million, or 73.1%, driven primarily by merger-related costs and increased operating expenses resulting from the Virginia BanCorp merger at the beginning of the second quarter of 2017, as well as strategic staffing and infrastructure investments in the Richmond market. Return on average assets decreased to 0.32% from 0.57% for the comparable prior-year period, and return on average equity decreased to 3.10% from 6.44%.

The loan portfolio grew by $358.2 million, or 93.9%, during the first nine months of 2017, inclusive of loans acquired in the merger amounting to $212.6 million. The portfolio of loans serviced for FNMA and FHLMC totaled $106.2 million as of September 30, 2017 (inclusive of $23.4 million acquired in the merger) compared to $82.3 million as of December 31, 2016 and $76.4 million as of September 30, 2016.

The net interest margin improved to 3.72% for the first nine months of 2017 compared to 3.39% for the same period in 2016 due to an overall increase in loan and investment yields, partially offset by slightly decreased cost of funds. Loan growth was funded primarily by retail deposit growth and tactical FHLB advances.

Loans past due or non-accruing have increased by $1.0 million to $9.0 million at September 30, 2017. Asset quality remains stable with non-performing assets at 1.04% of total assets at September 30, 2017 compared to 1.70% at December 31, 2016.

Finally, the Bank’s core capital levels and regulatory ratios remain well above what is considered “well capitalized” by the Bank’s regulators.

For more information, visit the Company’s website at www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report.

EARNINGS SUMMATION

For the three months ended September 30, 2017 and 2016, net income was $742 thousand and $854 thousand, respectively, a decrease of $112 thousand or 13.1%. Diluted earnings per average share for the three months ended September 30, 2017 and 2016 were $0.07 and $0.18, respectively. The primary factors contributing to the earnings profile during the quarter were as follows:

•	Net interest income before loan provision expense increased by $ 4.1 million resulting from loans acquired in the merger as well as organic loan portfolio growth;

•	Provision for loan losses increased by $816 thousand resulting from organic loan portfolio growth;

•	Non-interest income decreased by $268 thousand primarily due to the effect of investment sale gains recorded last year; and

•	Non-interest expense increased by $3.2 million due the combined operations resulting from the merger, growth in Richmond market staffing and infrastructure costs, $141 thousand of merger-related expenses and $108 thousand of severance costs.

Annualized return on average assets was 0.32% for the third quarter of 2017 compared to 0.72% for the third quarter of 2017. Annualized return on average equity was 3.10% and 8.16% for the three months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017 and 2016, net income was $1.1 thousand and $2.0 million, respectively, a decrease of $842 thousand or 42.9%. Diluted earnings per average share for the nine months ended September 30, 2017 and 2016 were $0.14 and $0.41, respectively. The primary factors contributing to the earnings profile during the first nine months of 2017 were as follows:

•	Net interest income before loan provision expense increased by $ 8.5 million resulting from loans acquired in the merger as well as post-merger organic loan portfolio growth;

•	Provision for loan losses increased by $1.4 million resulting from loan portfolio growth;

•	Non-interest income decreased by $210 thousand primarily due to the effect of investment sale gains recorded last year; and

•	Non-interest expense increased by $8.0 million due the combined operations resulting from the merger, growth in Richmond market staffing and infrastructure costs, $1.1 million of merger-related expenses and $264 thousand of severance costs.

Annualized return on average assets was 0.20% for the first nine months of 2017 compared to 0.57% for the same period of 2016. Annualized return on average equity was 2.03% and 6.44% for the nine months ended September 30, 2017 and 2016, respectively.

RESULTS OF OPERATIONS

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. The net interest margin is net interest income expressed as a percentage of assets which earn interest. Changes in the volume and mix of assets which earn interest and liabilities that bear interest, the associated yields and rates, the level of non-interest bearing deposits, and the volume of non-performing assets have an effect on net interest income, the net interest margin, and net income.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in Thousands)	Three months ended 9/30/2017			Three months ended 9/30/2016
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$58,838	$329	2.24%	$33,149	$233	2.81%
Tax-exempt investments (1)	19,285	176	3.64%	20,987	186	3.55%

Total investments	78,123	505	2.58%	54,136	419	3.10%
Gross loans (2)	737,742	8,874	4.81%	358,087	4,153	4.63%
Interest-bearing deposits and federal funds sold	48,764	159	1.30%	20,896	26	0.50%
Certificates of deposits	3,224	18	2.20%	5,083	20	1.57%
Total Interest Earning Assets	$867,853	$9,556	4.40%	$438,202	$4,618	4.22%

INTEREST-BEARING LIABILITIES:
Savings deposits	$64,115	$32	0.20%	$43,588	$24	0.22%
NOW deposits	93,809	40	0.17%	43,122	21	0.20%
Time deposits	330,496	999	1.21%	127,855	443	1.37%
Money market deposit accounts	134,148	221	0.66%	89,727	160	0.71%

Total Deposits	622,568	1,292	0.83%	304,292	648	0.84%
Federal funds purchased	—	—	0.00%	154	1	0.87%
Securities sold under repurchase agreements	13,939	5	0.13%	9,545	4	0.17%
Subordinated debt	6,871	118	6.86%	6,854	118	6.84%
FHLB advances	72,500	279	1.54%	29,334	118	1.60%

Total Interest-Bearing Liabilities	$715,878	$1,694	0.95%	$350,179	$889	1.01%

Net interest income and net interest margin		$7,862	3.62%		$3,729	3.40%

Non-interest-bearing deposits	$96,644	—	0.00%	$76,810	—	0.00%
Total Cost of funds			0.83%			0.83%
Net interest rate spread			3.57%			3.38%

Notes:

(1) Income and yield assumes a federal tax rate of 34%.
(2) Includes loan fees and nonaccrual loans.

Interest income for the three months ended September 30, 2017, on a tax-equivalent basis, was $9.5 million, an increase of $4.9 million from the third quarter of 2016 driven primarily by loan growth from both a merger and organic standpoint. Interest expense for the three months ended September 30, 2017 was $1.7 million, an increase of $806 thousand from the third quarter of 2016 due to an increase in retail deposits organically and arising from the merger, complemented by tactical use of FHLB advances, all of which supported loan growth. As a result, net interest income for the three months ended September 30, 2017, on a tax-equivalent basis, was $7.9 million, an increase of $4.1 million from the third quarter of 2016.

The annualized net interest margin was 3.62% and 3.40% for the three months ended September 30, 2017 and 2016, respectively. This increase is due primarily to a higher average earning asset yield of 4.40% in the third quarter of 2017 compared to 4.22% in the third quarter of 2016, complimented by an overall costs of funds comparable to the same period last year. The cost of funds was 0.83% for the third quarter of 2017 and 0.83% for the third quarter of 2016, a result of a stable core retail funding base supported by low marginal cost FHLB advances.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.57% for the three months ended September 30, 2017, compared to 3.38% for the three months ended September 30, 2016.

NON-INTEREST INCOME

Non-interest income was $1.1 million compared to $1.3 million for both the third quarter of 2017 and 2016. Primary changes in non-interest income were as follows:

•	There were no investment sales during the 2017 quarter as compared to $180 thousand in net gains on the sale of investment securities for the same period last year; and

•	During the September 30, 2016 quarter ended, the Company recognized a $150 thousand gain on the sale of the VISA credit card portfolio.

NON-INTEREST EXPENSE

For the three months ended September 30, 2017 and 2016, non-interest expenses totaled $6.8 million and $3.6 million, respectively. Contributing to the increase in non-interest expense was:

•	$1.8 million increase in salaries and wages related to severance costs and new hires associated with the merger and growth into the Richmond market

•	Increased operating expense, including occupancy, software maintenance, telecommunications, advertising, audit and director fees are reflective of the combined bank resulting from the merger as compared to pre-merger costs for the same period last year. The Company expects to complete its realization of projected cost synergies during early 2018; and

•	Merger expense of $141 thousand and intangible asset amortization of $227 thousand, which are reflective of post-merger expenses that were not incurred during the same period last year

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

NET INTEREST INCOME

Net Interest Income Analysis	Average Balances, Income and Expense, Yields and Rates
(Fully taxable equivalent basis)
(Dollars in Thousands)	Nine months ended 9/30/2017			Nine months ended 9/30/2016
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable investments	$40,765	$946	3.10%	$31,181	$651	2.78%
Tax-exempt investments (1)	19,233	521	3.61%	23,024	597	3.46%

Total investments	59,998	1,467	3.26%	54,205	1,248	3.07%
Gross loans (2)	601,278	21,588	4.79%	351,805	12,140	4.60%
Interest-bearing deposits and federal funds sold	27,566	253	1.23%	15,742	54	0.46%
Certificates of deposits	3,564	55	2.05%	5,343	62	1.57%

Total Interest Earning Assets	$692,406	$23,364	4.50%	$427,095	$13,504	4.22%

INTEREST-BEARING LIABILITIES:
Savings deposits	$58,563	$91	0.21%	$42,826	$66	0.21%
NOW deposits	76,558	103	0.18%	40,781	52	0.17%
Time deposits	247,839	2,248	1.21%	128,829	1,334	1.38%
Money market deposit accounts	116,419	557	0.64%	86,059	482	0.75%

Total Deposits	499,379	2,999	0.80%	298,495	1,934	0.87%
Federal funds purchased	1,999	10	0.69%	254	2	1.06%
Securities sold under repurchase agreements	9,827	12	0.16%	7,361	10	0.18%
Subordinated debt	6,867	354	6.87%	6,850	354	6.90%
FHLB advances	64,659	681	1.41%	32,754	360	1.47%

Total Interest-Bearing Liabilities	$582,731	$4,056	0.93%	$345,714	$2,660	1.03%

Net interest income and net interest margin		$19,308	3.72%		$10,844	3.39%

Non-interest-bearing deposits	$87,776	—	0.00%	$70,096	—	0.00%
Total Cost of funds			0.81%			0.85%
Net interest rate spread			3.69%			3.36%

Notes:

(1) Income and yield assumes a federal tax rate of 34%.
(2) Includes loan fees and nonaccrual loans.

Interest income for the nine months ended September 30, 2017, on a tax-equivalent basis, was $23.4 million, an increase of $9.9 million from the first nine months of 2016 driven primarily by loan growth from both a merger and post-merger standpoint. Interest expense for the nine months ended September 30, 2017 was $4.1 million, an increase of $1.4 million from the first nine months of 2016 due to an increase in deposits organically and arising from the merger, complemented by tactical use of FHLB advances all of which supported loan growth. As a result, net interest income for the nine months ended September 30, 2017, on a tax-equivalent basis, was $19.3 million, an increase of $8.5 million from the first nine months of 2016.

The annualized net interest margin was 3.72% and 3.39% for the nine months ended September 30, 2017 and 2016, respectively. This increase is due primarily to higher average earning asset yields of 4.50% for the first nine months of 2017 compared to 4.22% for the first nine months of 2016, complimented by decreased overall cost of funds. The cost of funds were 0.81% for the first nine months of 2017 and 0.85% for the first nine months of 2016, a result of a stable core retail funding base supported by low marginal cost FHLB advances.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.69% for the nine months ended September 30, 2017, compared to 3.36% for the nine months ended September 30, 2016.

NON-INTEREST INCOME

Non-interest income for the nine months ended September 30, 2017 was $3.1 million compared to $3.3 million for the first nine months of 2016. Primary changes in non-interest income were as follows:

•	$144 thousand increase in the cash surrender value of bank owned life insurance resulting primarily from the merger;

•	$288 thousand decrease in gain on the sale of investment securities;

•	$94 thousand decrease in VISA-related fees from 2016 sale of portfolio;

•	$107 thousand decrease in secondary market lending income due to a decrease in mortgage originations; and

•	$136 thousand increase in service charges and fees primarily related to merger

NON-INTEREST EXPENSE

For the nine months ended September 30, 2017 and 2016, non-interest expenses totaled $18.8 million and $10.9 million, respectively. Contributing to the increase in non-interest expense was:

•	$4.1 million increase in salaries and wages related to severance costs and new hires associated with the merger and growth into the Richmond market;

•	Increased operating expense, including occupancy, software maintenance, telecommunications, advertising, audit and director fees are reflective of the combined bank resulting from the merger as compared to pre-merger costs for the same period last year. The Company expects to complete its realization of projected cost synergies during early 2018; and

•	Merger expense of $1.1 million and intangible asset amortization of $461 thousand are reflective of post-merger expenditures that were not incurred during the same period last year.

AVERAGE INTEREST-EARNING ASSETS AND AVERAGE INTEREST-BEARING LIABILITIES

Average interest-earning assets increased 62.1% to $692.4 million for the nine months ended September 30, 2017, as compared to $427.1 million for the nine months ended September 30, 2016, due mainly the assets acquired in the merger and loan growth. Average interest-earning assets as a percent of total average assets were 93.8% for the nine months ended September 30, 2017 as compared to 92.9% for the same period in 2016. The loan portfolio, with $601.3 million in average balances as of September 30, 2017, is the largest category of interest-earning assets.

Average interest-bearing liabilities increased 68.6% to $582.7 million for the nine months ended September 30, 2017, as compared to $345.7 million for the nine months ended September 30, 2017. In the merger, the Company acquired $122.2 million in time deposits, $124.6 million in savings and interest-bearing demand deposits and $21.9 million in noninterest-bearing deposits.

ASSET QUALITY

Asset quality remains stable. Loans charged off during the first nine months of 2017, net of recoveries, totaled $777 thousand compared to $862 thousand for the first nine months of 2016. This represents a decrease in the annualized net charge-off ratio to 0.18% for the first nine months of 2017 compared to 0.25% for the first nine months of 2016. Management believes it is maintaining an adequate level of the ALL at 0.66% of total loans at September 30, 2017 (inclusive of loans acquired in the merger which have been marked to fair value) and 1.00% at December 31, 2016.

Non-performing assets (“NPAs”) were $10.0 million, or 1.04% of total assets as of September 30, 2017 compared to $7.8 million, or 1.60% of total assets, as of December 31, 2016. NPAs as of September 30, 2017 include $5.2 million of other real estate owned (including $3.1 million acquired in the merger), up from $2.5 million as of December 31, 2016. Nonaccrual loans were $4.8 million, or 0.65% of total loans as of September 30, 2017 (excludes purchased credit-impaired loans), compared to $5.3 million, or 1.39% of total loans as of December 31, 2016.

	September 30, 2017	December 31, 2016
(Dollars in Thousands)
Loans past due 90 days or more and still accruing	$3	$—
Non-accruing loans	4,799	5,300

Total non-performing loans	4,802	5,300

Other real estate owned	5,159	2,494

Total non-performing assets	$9,961	$7,794

Allowance for loan losses	$4,920	$3,863

Allowance to non-performing loans	102.5%	72.9%
Non-performing assets to total assets	1.0%	1.6%

Classified assets, which include loans with risk rating grades of substandard, doubtful and loss, plus OREO, increased by $5.8 million (inclusive of $3.9 million in acquired substandard loans and $2.8 million in acquired OREO) during the first nine months of 2017 to $15.4 million, or 18.5% of Tier 1 capital plus the allowance for loan losses. Risk rating grades are assigned conservatively, causing some homogenous loans, such as residential mortgages, to fall into the pool of adversely risk rated loans and thereby evaluated for impairment, even though they may be performing as agreed and therefore not impaired. All loan portfolios acquired in the merger are risk graded using loan risk grading software that employs a variety of algorithms based on detailed account characteristics to include borrower’s payment history on a total relationship basis as well as loan to value exposure. For non-homogenous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan. The Bank is in the process of adopting the new risk grading system over its entire loan portfolio, including the Bank’s legacy loans and expects to fully utilize it after core system conversion later in 2017.

As of September 30, 2017, loans valued at $9.7 million were considered impaired (excluding purchased credit impaired loans), whereas $10.4 million were considered impaired as of December 31, 2016. Including purchased credit impaired loans, impaired loans increased to $15.6 million as of September 30, 2017. Between December 31, 2016 and September 30, 2017, one new loans was identified as impaired, one loan was fully charged off and one was dispensed through foreclosure. Management has reviewed the impaired credits and the underlying collateral and the current losses have been specifically reserved.

FINANCIAL CONDITION

Total assets increased to $959.9 million as of September 30, 2017 compared to $486.7 million as of December 31, 2016, primarily as a result of assets acquired in the merger with Virginia BanCorp and organic loan growth. Cash and due from banks was $5.8 million and $4.9 million as of September 30, 2017 and December 31, 2016, respectively. Interest-bearing deposits at other banks, which is mainly the Bank’s cash on deposit at the Federal Reserve Bank of Richmond, has increased by $58.6 million to $72.6 million since year end 2016 partly due to cash secured from the private placement of common stock $32.9 million. Assets acquired in the merger with Virginia BanCorp included $14.7 million of cash and interest-bearing deposits, $268.2 million of loans acquired at their fair value and $3.1 million of OREO.

During the nine months ended September 30, 2017, gross loans, excluding acquired loans, increased by $174.3 million. The largest components of this increase were $15.0 million related to construction and land, $34.2 million related to residential mortgages, $77.2 million related to non-residential mortgages,$25.9 million related to commercial and industrial loans and $18.8 million related to consumer loans.

The Bank had $5.2 million and $2.5 million of OREO at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, OREO consists of four residences, 17 lots, one former convenience store, a former restaurant and five commercial business properties. During the first nine months of 2017, two properties with a book value of $259 thousand from 2 borrowers were added through foreclosure, 17 properties with a fair market value of $3.1 million were acquired in the merger, and nine properties with a total book value of $501 thousand were sold. There was $146 thousand in write-downs of OREO properties during the first nine months of 2017, compared to $53 thousand in the same period in 2016. All properties maintained as OREO are valued at the lesser of cost or fair value less estimated costs to sell and are actively marketed.

As of September 30, 2017, securities available-for-sale at fair value totaled $71.9 million as compared to $51.2 million on December 31, 2016. This represents an increase of $20.7 million or 40.5% for the nine months ended September 30, 2017. As of September 30, 2017, available-for-sale securities represented 7.5% of total assets and 8.0% of earning assets. All securities in the Company’s investment portfolio are classified as available-for-sale and marked to market on a monthly basis. Unrealized gains or losses, net of tax, are booked as an adjustment to shareholders’ equity, and are not realized as an adjustment to earnings until the securities are actually sold or other than temporary impairment occurs.

The bank owned life insurance’s cash surrender value as of September 30, 2017 was $18.6 million. The insurance’s purpose is to offset the cost of employee benefits.

As of September 30, 2017, total deposits were $735.4 million compared to $381.7 million at year-end 2016. Excluding deposits acquired in the merger, this represents an increase in balances of $85.7 million or 22.4% during the first nine months of 2017. The increase was driven by increases of $88.7 million in time deposits, $3.7 million in noninterest-bearing deposits partially offset by a $6.7 million decrease in savings and interest-bearing deposits.

FHLB advances have increased by $40.0 million since December 31, 2016, to $75.0 million as of September 30, 2017, with $25 million being added in the acquisition and the remaining $15 million as a tactical funding source in order to support loan growth.

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

At the end of August 2017, the Company announced the completion of a $35 million capital raise offered to certain existing shareholders, institutional investors and other accredited investors, raising $32.9 million in common equity net of offering expenses. In the capital raise the Company sold 3,783,784 shares of its common stock at an offering price of $9.25 per share.

As of September 30, 2017, securities sold under repurchase agreements decreased by $1.2 million to $17.1 million from $18.3 million at December 31, 2016.

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

At September 30, 2017, cash totaled $5.8 million, federal funds sold totaled $23.4 million, interest-bearing deposits totaled $46.1 million, investment securities maturing in one year or less totaled $8.4 million and loans maturing in one year or less totaled $78.6 million. This results in a liquidity ratio as of September 30, 2017 of 16.9% as compared to 8.3% as of December 31, 2016. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $215.8 million, with $134.8 million available, plus federal funds lines of credit with correspondent banks totaling $15 million.

As of September 30, 2017, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on liquidity.

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

Several factors impact shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets and statement of changes in shareholders’ equity. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans and changes in the plan obligations. The Company’s shareholders’ equity before accumulated other comprehensive loss was $118.6 million as of September 30, 2017 compared to $42.9 million as of December 31, 2016. Accumulated other comprehensive loss decreased by $359 thousand between December 31, 2016 and September 30, 2017, primarily as a result of decreases in unrealized net losses in the investment portfolio.

At the end of August 2017, the Company announced the completion of a $35 million capital raise offered to certain existing shareholders, institutional investors and other accredited investors, raising $32.9 million in common equity, net of offering expenses. In the capital raise the Company sold 3,783,784 shares of its common stock at an offering price of $9.25 per share.

Book value per share, excluding accumulated other comprehensive loss, as of September 30, 2017, compared to December 31, 2016, remained flat at $8.99. Book value per share, including accumulated other comprehensive loss, increased to $8.93 as of September 30, 2017 from $8.73 as of December 31, 2016. On June 30, 2017, the Board of Directors declared a quarterly cash dividend to shareholders of $0.04 per common share, payable July 24, 2017, to shareholders of record July 11, 2017. In addition, on September 26, 2017, the Board of Directors declared a quarterly cash dividend to shareholders of $0.04 per common share, payable October 24, 2017, to shareholders of record October 11, 2017

The parent company has no substantial operations of its own, so its primary sources of liquidity are fees received from the Bank, interest on investments and borrowings. The parent company’s liquid assets consisted of cash totaling $35.4 million as of September 30, 2017. The parent company has sufficient liquidity to meet its obligations and provide a source of capital for the Bank.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of September 30, 2017, the Bank’s capital ratios continue to be well in excess of regulatory minimums.

In July 2013, the Federal Reserve issued final rules that made changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four year period, which began on January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in as of January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of September 30, 2017, the Bank maintained Common Equity Tier 1 capital of $78.3 million, Tier 1 capital of $78.3 million, risk weighted assets of $709.5 million, and total regulatory capital of $83.3 million. As of September 30, 2017, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 11.04% of risk-weighted assets, the Tier 1 capital ratio at 11.04% of risk-weighted assets, the total capital ratio at 11.74% of risk-weighted assets, and the Tier 1 leverage ratio at 8.75% of total assets.

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

Off Balance Sheet Arrangements

	September 30, 2017	December 31, 2016
(In thousands)
Total Loan Commitments Outstanding	$79,159	$38,152
Standby-by Letters of Credit	434	452

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s reports and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, as of September 30, 2017.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the nine months ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

10.1	Form of Securities Purchase Agreement, dated August 29, 2017, by and among the Company and the purchaser-thereto (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed September 1, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

November 09, 2017	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James A. Wilson, Jr.
James A. Wilson, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)