Form 10-K
period 2017-12-31
BAY BANKS OF VIRGINIA INC
filed 2018-04-09
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file no: 0-22955

BAY BANKS OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1838100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Bayberry Court, Richmond, Virginia 23226

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 804-325-3775

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

Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2017, based on the closing sale price of the registrant’s common stock on June 30, 2017, was $73,831,091.

The number of shares outstanding of the registrant’s common stock as of March 22, 2018 was 13,223,096.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2018 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

BAY BANKS OF VIRGINIA, INC.

INDEX

PART I

PART I

ITEM 1:	BUSINESS

GENERAL

Bay Banks of Virginia, Inc. (the “Company”) is a bank holding company that conducts substantially all of its operations through its subsidiaries, Virginia Commonwealth Bank (formerly named Bank of Lancaster) (the “Bank”) and VCB Financial Group, Inc. (the “Financial Group”). The Company was incorporated under the laws of the Commonwealth of Virginia on June 30, 1997, in connection with the holding company reorganization of the Bank of Lancaster. The Bank opened for business in 1930 and has partnered with the communities it serves to ensure responsible growth and development since its organization.

The Bank is a state-chartered bank, headquartered in Richmond, Virginia, and a member of the Federal Reserve System. The Bank has offices in Virginia throughout the Northern Neck and Middle Peninsula and in the Greater Richmond area of central Virginia. It serves businesses, professionals and consumers with a wide variety of financial services, including retail and commercial banking, investment services, and mortgage banking. Products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, investment accounts, insurance, credit cards, online banking, telephone banking, and mobile banking.

The Bank currently has nineteen offices in the Richmond, Virginia metropolitan area, the Tri-Cities (Petersburg, Hopewell, Colonial Heights), Kilmarnock and throughout the Northern Neck, and Suffolk, Virginia. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).

On April, 2017, the Company completed a merger with Virginia BanCorp Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary Virginia Commonwealth Bank, pursuant to the agreement and plan of merger, dated November 2, 2016, by and between the Company and Virginia BanCorp. The Company is the surviving corporation, and former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned for a total issuance of 4,586,221 shares of the Company’s stock valued at approximately $42.2 million at the time of closing. After the merger was completed, the Company’s legacy shareholders owned approximately 51% of the outstanding stock of the Company, and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding stock of the Company. After the merger was completed, Virginia BanCorp’s, subsidiary bank was merged with and into Bank of Lancaster, which changed its name to Virginia Commonwealth Bank. Bank operating systems were consolidated and the migration to a new core operating system was completed during the fourth quarter of 2017.

The Company’s primary market includes the Greater Richmond, Virginia metropolitan area, the Northern Neck Peninsula of Virginia, and Middlesex County, which is located across the Rappahannock River from the Northern Neck. The Northern Neck includes the counties of Lancaster, Northumberland, Richmond, and Westmoreland. The Company expanded operations into the Richmond, Virginia market in 2014 with an eye toward higher density business and consumer demographics and furthered its penetration into the Richmond market upon completion of the merger with Virginia BanCorp in April 2017. The Company considers the city of Richmond and the counties of Henrico and Chesterfield, Virginia to be its service area in the Greater Richmond area. The city of Richmond serves as the capital of Virginia and the economic center of the Richmond-Petersburg metropolitan statistical area. The Company believes that the area reflects a generally high quality of life as exemplified by relatively low cost of living, minimal traffic congestion, a physically attractive topography, and a diverse economy that typically experiences neither the highs nor the lows of national business cycles. The main demographic in the Company’s Northern Neck market is smaller, retired households with relatively high per capita incomes. Health care, tourism, and related services are the major employment sectors in the Northern Neck and Middlesex County.

The Company had total assets of $970.6 million, deposits of $761.8 million, and shareholders’ equity of $114.6 million as of December 31, 2017. Its headquarters are currently located in Richmond, Virginia and its telephone number is 804-325-3775. The Company’s website is www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report or any other filing the Company makes with the Securities and Exchange Commission (“SEC”).

Bay Services Company, Inc. The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in Infinex Investments, Inc., which provides insurance and investment products for marketing via VCB Financial Group. Bay Services also owned an interest in Bankers Title of Shenandoah until April 1, 2017, when it was divested, which sells title insurance to mortgage loan customers, including customers of the Bank and the other financial institutions that have an ownership interest in the agency.

VCB Financial Group Inc. As of May 1, 2017, Bay Trust Company reorganized and became VCB Financial Group, which provides management services for personal and corporate trusts, including estate planning, estate settlement, and trust administration. Products include estate planning and settlement, revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment management accounts, managed and self-directed Individual Retirement Accounts, insurance and investments.

Through Virginia Commonwealth Bank and the VCB Financial Group, the Company provides a wide variety of financial services to its customers in its market areas. The primary products and services are summarized as follows.

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

Consumer Loans. As part of its full range of services, the Bank’s consumer lending services include automobile and boat financing, home improvement loans, credit cards and unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate, but also generate a higher return. The Bank sold its credit card portfolio in 2016.

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

Purchased Loans. The Bank acquired three purchased consumer loan pools and a commercial loan pool as part of the merger with Virginia BanCorp. The Bank is no longer purchasing loan pools.

COMPETITION

The financial services industry is highly competitive. The Company competes for loans, deposits and financial services directly with other bank and nonbank institutions located within its markets, credit unions, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve its markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, utilizing the scope and type of services offered, and interest rates paid on deposits and charged on loans. Many of the Company’s competitors have competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. The Company believes that its competitive pricing, personalized service and community involvement enable it to effectively compete in the communities in which it operates.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws. The following description briefly addresses certain provisions of federal and state laws and certain regulations, proposed regulations and the potential impacts on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

Banking Acquisitions; Changes in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, the parties’ managerial resources and risk management and governance processes and systems, the parties’ compliance with the Bank Secrecy Act and anti-money laundering requirements, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 and its compliance with fair housing and other consumer protection laws.

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

In addition, Virginia law requires prior approval from the Virginia BFI for (i) the acquisition by a Virginia bank holding company of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

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

Safety and Soundness. There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution insolvency, receivership, or default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, internal audit systems, information systems, data security loan documentation, credit underwriting, interest rate exposure, risk management, vendor management, corporate governance asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

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

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared by the Bank in any given year exceed net income for that year, plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank or the Company from engaging in an unsafe or unsound practice in conducting its respective business. The payment of dividends, depending on the financial condition of the Bank, or the Company, could be deemed to constitute such an unsafe or unsound practice.

Under the FDIA, insured depository institutions such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if, after making such distributions, the institution would become “undercapitalized” (as such term is used in the statute). Based on the Bank’s current financial condition, the Company does not expect this provision will have any impact on its ability to receive dividends from the Bank. The Company’s non-bank subsidiary, the Financial Group, may pay dividends to the Company periodically, subject to certain statutory restrictions.

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

In July 2013, the Federal Reserve issued final rules that made the changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four year period, which began on January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in as of January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. As of December 31, 2017, the Bank maintained Common Equity Tier 1 capital of $85.8 million, Tier 1 capital of $85.8 million, risk weighted assets of $736.4 million, and total capital of $93.5 million. As of December 31, 2017, all ratios were in excess of the fully phased-in requirements, with the Common Equity Tier 1 ratio at 11.65% of risk-weighted assets, the Tier 1 capital ratio at 11.65% of risk-weighted assets, the total capital ratio at 12.70% of risk-weighted assets, and the Tier 1 leverage ratio at 8.97% of total assets.

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

The FDIC’s “reserve ratio” of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule grants credits to smaller banks for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%. Prior to when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest risk category under the former FDIC assessment rules. In 2017 and 2016, the Company recorded expense of $580 thousand and $366 thousand, respectively, for FDIC insurance premiums.

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

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized, they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized, and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2017.

As described above in “The Bank – Capital Requirements,” the Federal Reserve’s final rules to implement the Basel III regulatory capital reforms incorporate new requirements into the prompt corrective action framework.

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

Bank Secrecy Act. The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program. Financial institutions are generally required to report cash transactions involving more than $10,000 to the U.S. Treasury Department. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. In May 2016, the regulations implementing the BSA were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). The Bank must comply with these amendments and new requirements by May 11, 2018.

Office of Foreign Assets Control. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Bank in the conduct of its business in order to assure compliance. The Bank is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Bank.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank have total consolidated assets of $10 billion or less the Federal Reserve oversees the application to the Bank of most consumer protection aspects of the Dodd-Frank act and other laws and regulations.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. Further regulatory positions taken by the CFPB may influence how other regulatory agencies may apply the subject consumer financial protection laws and regulations.

Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders like the Bank to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Bank is predominantly an originator of compliant qualified mortgages.

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company or the Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. To date, neither the Company nor the Bank has experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company or the Bank could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and the Bank and its respective customers.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2017, the Company and the Bank have not been made aware of any instances of non-compliance with the final guidance.

Tax Reform

On December 22, 2017, the President of United States signed into law the Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”). The legislation made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $1.3 million tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2017. The Company is still analyzing certain aspects of the new law and refining its calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

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

Employees

At December 31, 2017, the Company employed approximately 168 people, of which 158 were considered full-time employees.

ITEM 1A: RISK FACTORS

An investment in the Company’s common stock involves certain risks, including those described below. In addition to the other information set forth in this report, investors in the Company’s securities should carefully consider the factors discussed below. These factors could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations and capital position, and could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline. Unless otherwise indicated or as the context requires, all references in this Item to “we,” “us” and “our” refer to the Company and its subsidiaries as a combined entity.

We may fail to realize the estimated cost savings for the merger with Virginia BanCorp.

The success of the merger between the Company and Virginia BanCorp will depend in part on our ability to realize the estimated cost savings from combining the businesses of the Company and Virginia BanCorp. The Company’s and Virginia BanCorp’s management originally estimated that cost savings of approximately 14% of combined non-interest expense versus pre-merger levels would be realized from the merger. While we believe that these cost savings estimates are achievable, it is possible that the potential cost savings may be more difficult to achieve than we anticipate. Our cost savings estimates also depend on our ability to combine the businesses of the Company and Virginia BanCorp in a manner that permits those cost savings to be realized. The anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Combining the two banks may be more difficult, costly or time-consuming than expected, or could result in the loss of customers.

The success of the merger with Virginia BanCorp will depend on a number of factors, including, but not limited to our ability to:

•	timely and successfully integrate the operations of the Company and Virginia BanCorp;

•	retain key employees of the Company and Virginia BanCorp, and retain and attract qualified personnel to, the combined company; and

•	maintain existing relationships with customers, suppliers and vendors of the Company and Virginia BanCorp.

It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

We may have difficulty managing future growth and competition in the Richmond, Virginia market due to our previous limited operations in that market.

Our primary market area prior to the merger with Virginia BanCorp was the Northern Neck and Middle Peninsula areas of Virginia and, to a lesser extent, the greater Richmond area of central Virginia. Virginia BanCorp’s primary market area was the Tri-Cities (Petersburg, Hopewell, Colonial Heights) and greater Richmond area. The banking business in Richmond is extremely competitive, and the level of competition may increase further. Although we have hired a number of lending and business development officers with experience in the Richmond market, there can be no assurance that we will be able to successfully compete in this highly competitive market, or that we will be able to successfully manage additional growth in the Richmond market. Because of our limited participation in the Richmond market prior to the merger with Virginia BanCorp, there may be unexpected challenges and difficulties that could adversely affect our operations.

Our credit standards and on-going credit assessment processes might not protect us from significant credit losses.

We take credit risk by virtue of making loans and extending loan commitments and letters of credit. We manage credit risk through a program of underwriting standards, the review of certain credit decisions and an ongoing process of assessment of the quality of the credit already extended. In addition, our credit administration function employs risk management techniques intended to promptly identify problem loans. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding future undue credit risk, and credit losses may occur in the future.

Our allowance for loan losses may not be adequate to cover actual losses, which could materially and adversely affect our operating results.

We maintain an allowance for loan losses that we believe is appropriate to provide for any potential losses in our loan portfolio. The amount of this allowance is determined by management through a periodic review and consideration of several factors, including: (i) an ongoing review of the quality, size and diversity of our loan portfolio; (ii) evaluation of nonperforming loans; (iii) historical loan loss experience; and (iv) the amount and quality of collateral, including guarantees, securing the loans.

The amount of future loan losses will be influenced by changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, we cannot precisely predict such losses or be certain that the loan loss allowance will be adequate in the future. While the risk of nonpayment is inherent in banking, we could experience greater nonpayment levels than we anticipate. Further deterioration in the quality of our loan portfolio could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase further, which could adversely affect our results of operations and financial condition. Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results and financial condition.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Our nonperforming assets, which include loans past due 90 days or more and still accruing interest plus nonaccruing loans and other real estate owned (“OREO”), were $10.8 million, or 1.1% of total assets, as of December 31, 2017. We do not record interest income on nonaccruing loans, which adversely affects our income and increases credit administration costs. Our nonaccruing loans totaled $6.5 million as of December 31, 2017.

When we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets also increases our risk profile and may impact the capital levels regulators believe are appropriate in light of such risks. We utilize various techniques such as workouts, restructurings and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We have a high concentration of loans secured by real estate, and a downturn in the local real estate market could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in our market area. As of December 31, 2017, we had approximately $766.3 million in total loans, of which approximately $609.6 million 79.6% were secured by real estate. A major change in the real estate market, such as deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could impact us. If there is a decline in real estate values, especially in our market area, the collateral for loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and we would be more likely to suffer losses.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2017, we had approximately $226.8 million in loans secured by commercial real estate, representing approximately 29.6% of total loans outstanding at that date. The real estate consists primarily of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depends on the successful development of their properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition.

Our banking regulators generally give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures, which could have a material adverse effect on our results of operations.

A portion of our loan portfolio consists of construction and development loans, and a decline in real estate values and economic conditions would adversely affect the value of the collateral securing the loans and have an adverse effect on our financial condition.

At December 31, 2017, approximately 8.6% of our loan portfolio, or $66.0 million, consisted of construction and development loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction, the marketability of the property, and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria was designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are more susceptible to adverse conditions in the real estate market and local economy.

A portion of our loan portfolio consists of purchased loans and participations, which may have a higher risk of loss than loans we originate.

As of December 31, 2017, our loan portfolio included $142.4 million of purchased whole loans and $46.0 million of loan participations. The purchased loan portfolio includes, among other things, unsecured consumer loans and loans secured by real estate both within and outside of our primary market area. In our merger with Virginia BanCorp in 2017, we acquired a pool of consumer loans which totaled $11.1 million as of December 31, 2017. During 2017, charge-offs in this portfolio totaled $696 thousand, and its fair value was adjusted down by $2.2 million as of December 31, 2017 due to these elevated charge-offs as an adjustment to our original fair value marks. If we experience further deterioration in this portfolio or in other purchased or consumer loans, we could incur additional expenses and increased charge-offs and loan loss provisions, and our earnings may decrease.

Although we historically have underwritten these loan purchases and participations consistent with our general underwriting criteria, loan purchases and participations may have a higher risk of loss than loans we originate. Among other things, our ability to collect unsecured consumer loans is dependent on the borrower’s continuing financial stability, and thus is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. With respect to secured loans, the property securing some of our purchased loans and participations are not located in our primary market area. Any of these factors could cause us to experience a higher level of losses compared to loans that we originate in our primary market area.

In addition, the purchased loan portfolio includes loans that we have purchased from online, or marketplace, lenders, including the pool of consumer loans referenced above. The FDIC has published guidance related to the operation of banks’ business relationship with marketplace lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties’ compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to the business that we do with these marketplace lenders.

With respect to loan participations in which we are not the lead lender, we rely in part on the lead lender to monitor the performance of the loan of a loan participation. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. If our underwriting or monitoring of these participation loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Our business is subject to interest rate risk, and variations in interest rates may negatively affect financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. Management cannot ensure that it can minimize our interest rate risk. While an increase in the general level of interest rates may increase the loan yield and the net interest margin, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume and our overall profitability.

We face strong competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect our business.

We encounter substantial competition from other financial institutions in our market area. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national, regional and community banks. We also face competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations and mortgage companies. Increased competition may result in reduced business for us.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, and range and quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue to grow loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. The activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and are expected to continue growing. In addition, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, digital wallets or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. If we are unable to address the competitive pressures that we face, we could lose market share, which could result in reduced net revenue and profitability and lower returns. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking and tele-banking. Our ability to compete successfully in our market may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or effectively train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.

Changes in economic and market conditions, especially in the areas in which we conduct operations, could materially and negatively affect our business.

Our business is directly impacted by economic, political and market conditions, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by global, national or local concerns, especially within our market area, could result in the following potentially material consequences: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or non-interest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans. An economic downturn could result in losses that materially and adversely affect our business.

Income from our trust subsidiary is a major source of non-interest income for us. Trust and investment services fee revenue is largely dependent on the fair market value of assets under management and on trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation. When general economic conditions deteriorate, securities markets generally decline in value, and our trust and investment service revenues are negatively impacted as asset values and trading volumes decrease.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Most of our commercial business and commercial real estate loans are made to small business or middle market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market area in which we operate negatively impact this important customer sector, our results of operations and financial condition may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

The amount of our other real estate owned may increase, resulting in additional OREO-related losses, and costs and expenses that will negatively affect our operations.

It is possible that the balance of OREO could increase in future years. Our level of OREO is affected by, among other things, the continued deterioration of the residential and commercial real estate markets and the tightening of the credit market. As the amount of OREO increases, our losses, and the costs and expenses to maintain that real estate also generally increase. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition and results of operations. Such effects may be particularly pronounced during times of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales. In addition, we are required to reflect the fair market value of our OREO in our financial statements. If the OREO declines in value, we are required to recognize a loss in connection with continuing to hold the property. As a result, declines in the value of our OREO have a negative effect on our results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could negatively impact our access to liquidity sources include a decrease in the level of our business activity as a result of an economic downturn in the market area in which our loans are concentrated; adverse regulatory action against us; or our inability to attract and retain deposits.

Our ability to borrow could be impaired by factors that are not specific to us or our region, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and unstable credit markets.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our operations.

We are a relationship-driven organization, and currently depend heavily on the services of a number of key management personnel. These senior officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, which is a key aspect of our business strategy, and in increasing our market presence. The unexpected loss of key personnel could materially and adversely affect the results of operations and financial condition.

The success of our strategy depends on our ability to identify and retain individuals with experience and relationships in our markets.

In order to be successful, we must identify and retain experienced key management members with local expertise and relationships. We expect that competition for qualified personnel will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in our chosen geographic market. Even if we identify individuals that we believe could assist us in building our franchise, we may be unable to recruit these individuals away from their current banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit and retain talented personnel could limit our growth and could materially adversely affect our business, financial condition and results of operations.

If we are unable to successfully implement and manage our growth strategy, our results of operations and financial condition may be adversely affected.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. In addition, the ability to manage growth successfully depends on whether we can maintain adequate capital levels, cost controls and asset quality, and successfully integrate any acquired branch offices or banks. We cannot assure you that any integration efforts relating to our growth strategy will be successful.

In implementing our growth strategy by opening new branches or acquiring branches or banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits; there is also further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Our plans to expand could depress earnings in the short run, even if we efficiently execute a branching strategy leading to long-term financial benefits.

We rely upon independent appraisals to determine the value of the real estate which secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A significant portion of our loan portfolio consists of loans secured by real estate. We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business we may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business.

We may be adversely impacted by changes in market conditions.

We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or actual credit quality of issuers. Our investment securities portfolio, in particular, may be impacted by market conditions beyond our control, including rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio.

Our exposure to operational, technological and organizational risk may adversely affect us.

We are exposed to many types of operational risks, including reputation, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or telecommunications systems.

Reputational risk, or the risk to our earnings and capital from negative public opinion, could result from our actual alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance or the occurrence of any of the events or instances mentioned below, or from actions taken by government regulators or community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally.

Further, if any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others. Certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as are we) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

If any of the foregoing risks materialize, it could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control, we may discover material weaknesses or significant deficiencies in our internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In Item 9A, Controls and Procedures, of this Form 10-K, we disclosed material weaknesses in internal control over financial reporting. The material weaknesses related to the failure to meet two COSO criteria (COSO principle number 2 and COSO principle number 4); a lack of sufficient controls around the financial reporting process that allowed for the timely release of financial statements; the lack of sufficient internal controls around the preparation of the tax calculation; and poor internal controls in our calculation of the allowance for loan and lease losses and accurate fair value reporting of the acquisition of loans pertaining to a pool of purchased consumer term loans. Our efforts to remediate these deficiencies are ongoing and include the hiring of professional outside accounting services and staff with the experience and expertise required to review and strengthen controls surrounding the areas mentioned above.

Our inability to maintain the operating effectiveness of the controls described above, combined with issues or delays in implementing improvements described in this Form 10-K, including the remediation efforts relating to the material weakness disclosed above, could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition or results of operations. In addition, any failure to remediate and maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Changes in accounting standards could impact reported earnings.

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of that client. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services proved by a vendor and failure to handle current or higher volumes, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business, and may harm our reputation. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interface with the vendor’s ability to serve us. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct business. In addition, in the ordinary course of business we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. While we have policies and procedures designed to protect our networks, computers and data from failure, interruption, damage or unauthorized access, there can be no assurance that a breach will not occur or, if it does, that it will be adequately addressed. The occurrence of any failure, interruption, damage or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could adversely affect our business.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.

We are currently facing increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision has increased, and may continue to increase, our costs and limit our ability to pursue business opportunities. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect on our results of operation and financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which provides wide-ranging changes in the way banks and financial services firms generally are regulated and has been affecting the way our company and our customers and counterparties do business with each other. Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the new Consumer Financial Protection Bureau, and makes various changes in the securities laws and corporate governance that affect public companies, including us. The Dodd-Frank Act also requires numerous studies and regulations related to its implementation. Many of the provisions of the Dodd-Frank Act have not been fully implemented and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. Although we cannot predict the full effect of the Dodd-Frank Act on our operations, it, as well as the future rules implementing its reforms, could impose significant additional costs on us, limit the products we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, impact the values of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our business, financial condition or results of operations. The ultimate impact of the final rules on our businesses and results of operations, however, will depend on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative earnings impact of certain provisions.

We may be subject to more stringent capital and liquidity requirements, the short-term and long-term impact of which is uncertain.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected.

In determining the adequacy of its capital levels, Virginia Commonwealth Bank uses risk-based capital ratios established by regulations. In July 2013, the Federal Reserve, FDIC and Office of the Comptroller of the Currency adopted the U.S. the Basel Committee’s Revised Framework to the International Convergence of Capital Management and Capital Standards regulatory capital reforms from the Basel Committee on Banking Supervision (which we refer to as the “Basel Committee”) and certain changes required by the Dodd-Frank Act (which we refer to as the “Basel III Rules”), which establish a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The Basel III Rules increase capital ratios for all banking organizations and introduce a “capital conservation buffer,” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers.

In calculating our risk-based ratios, we must apply risk weights to its various asset classes. The Basel III Rules assign higher risk weights to exposures to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. The Basel III Rules also require unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Basel III Rules also include changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, some uncertain deferred tax assets and investments in unconsolidated subsidiaries in excess of designated percentages of common stock are required to be deducted from capital, subject to a two-year transition period. The Basel III Rules became effective January 1, 2015. The conservation buffer began to be phased in beginning in 2016 and will take full effect on January 1, 2019.

Although we currently cannot predict the specific impact and long-term effects that the Basel III Rules will have on us and the banking industry more generally, we will be required to maintain higher regulatory capital levels, which could impact our operations, net income and ability to grow.

Changes in the federal, state or local tax laws may negatively impact our financial performance.

Changes in tax law could increase our effective tax rates. Such changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The Tax Reform Act, the full impact of which we are still analyzing, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, as a result of the lower corporate tax rate, we revalued our ending net deferred tax assets at December 31, 2017 and recognized a provisional $1.3 million tax expense in our consolidated statements of operations for the year ended December 31, 2017. The impact of the Tax Reform Act may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Reform Act. Similarly, our customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Reform Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

Our ability to pay dividends is limited, and we may be unable to pay future dividends.

Our ability to pay dividends will be limited by regulatory restrictions and our need to maintain sufficient capital. The ability of the Virginia Commonwealth Bank to pay dividends to the Company also will be limited by the Virginia Commonwealth Bank’s obligations to maintain sufficient capital, earnings and liquidity and by other general restrictions on its dividends under federal and state bank regulatory requirements. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. If we do not satisfy these regulatory requirements or arrangements, we will be unable to pay dividends on our common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, the Board of Directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.

If we fail to pay interest on or otherwise default on our subordinated notes, we will be prohibited from paying dividends or distributions on our common stock.

As of December 31, 2017, we had $7.0 million of subordinated notes outstanding. The agreements under which the subordinated notes were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest on the notes or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes, we would be prohibited from paying any dividends or making any other distributions to our shareholders or from redeeming or repurchasing any of our common stock, which could have a material adverse effect on the market value of our common stock.

Our governing documents and Virginia law contain anti-takeover provisions that could negatively impact our shareholders.

Our articles of incorporation and bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of our board of directors to deal with attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of our common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could potentially adversely affect the market price of our common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company, through its subsidiaries, owns or leases buildings and office space that are used in the normal course of business. The headquarters of each of the Company, the Bank, and the Financial Group are located at 1801 Bayberry Court, Richmond, Virginia, in a space leased by the Bank.

Unless otherwise noted, the properties listed below are owned by the Company and its subsidiaries as of December 31, 2017.

Virginia Commonwealth Bank:	4600 W. Hundred Road, Chester, Virginia
3209 Boulevard, Colonial Heights, Virginia
1118 Courthouse Road, Richmond, Virginia
1421 W. City Point Road, Hopewell, Virginia (leased)
100 South Main Street, Kilmarnock, Virginia
1965 Wakefield Street, Petersburg, Virginia
1703 A North Main Street, Suffolk, Virginia
900 N. Parham Road, Richmond, Virginia
708 Rappahannock Drive, White Stone, Virginia
4935 Richmond Road, Warsaw, Virginia
15648 Kings Highway, Montross, Virginia
18 Sandy Street, Callao, Virginia
15104 Northumberland Highway, Burgess, Virginia
680 McKenney Boulevard, Colonial Beach, Virginia
11450 Robious Road, North Chesterfield, Virginia
10880 General Puller Highway, Hartfield, Virginia (leased)
5711 Patterson Avenue, Richmond, Virginia (leased)
1801 Bayberry Court, Suite 101, Richmond, Virginia (leased)

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group’s OTCQB tier under the symbol “BAYK” and transactions generally involve a small number of shares. There were 13,223,096 shares of the Company’s common stock outstanding at the close of business on March 23, 2018, which were held by 804 shareholders of record.

The following table provides the high and low closing sales prices of the Company’s common stock and cash dividends declared for the quarterly periods during the years ended December 31, 2017 and 2016.

	Market Values				Dividends Declared
	2017		2016
	High	Low	High	Low	2017	2016
First Quarter	$9.41	$7.66	$5.95	$5.61	$—	$—
Second Quarter	9.50	9.00	6.10	5.61	0.04	—
Third Quarter	9.70	9.25	6.15	5.92	0.04	—
Fourth Quarter	10.40	9.62	7.75	6.06	0.04	—

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

On December 17, 2014, the Company announced a share repurchase program pursuant to which it is authorized to repurchase up to 240,892 shares of its common stock. The share repurchase program was authorized to last through December 31, 2015. On November 12, 2015, the Board of Directors extended the share repurchase program until December 31, 2016, with no further extension granted after such date. A total of 43,000 shares have been repurchased as of December 31, 2016. The Company did not repurchase any shares of its Common Stock during 2017.

ITEM 6: SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,
(Dollars in thousand, except per share amounts)	2017	2016	2015	2014	2013
Operations:
Net interest income	$27,699	$14,411	$13,219	$11,935	$10,614
Provision for loan losses	4,934	287	1,597	611	776
Noninterest income	3,684	4,610	3,359	3,681	4,726
Noninterest expense	26,924	15,233	14,802	12,618	12,943
Tax expense (benefit)	797	966	(187)	557	399

Net (loss) income	$(1,272)	$2,535	$366	$1,830	$1,222

Share Data:
Basic income (loss) per share	$(0.14)	$0.53	$0.08	$0.38	$0.25
Diluted income (loss) per share	(0.14)	0.53	0.08	0.38	0.25
Cash dividends per common share	0.12	—	—	—	—
Tangible book value per share (non-GAAP)(1)	7.88	8.61	8.16	8.09	7.65
Weighted average common shares:
Basic	9,399,223	4,774,856	4,791,722	4,818,377	4,816,859
Diluted	9,399,223	4,799,946	4,805,318	4,829,581	4,819,343
Balance Sheet:
Assets	$970,556	$486,710	$456,296	$390,486	$331,135
Loans, net of allowance	758,726	381,537	343,323	295,242	247,912
Allowance for loan losses	7,770	3,863	4,223	3,205	2,925
Deposits	761,846	381,718	359,858	307,585	268,346
Total liabilities	856,002	445,005	416,727	351,248	293,999
Total stockholders’ equity	114,554	41,705	39,569	39,238	37,136
Profitability Measures:
Return on average assets	(0.17%)	0.55%	0.09%	0.53%	0.37%
Return on average equity	(1.58%)	6.19%	0.92%	4.76%	3.32%
Net interest margin	3.98%	3.40%	3.48%	3.85%	3.53%
Yield on earning assets	4.83%	4.22%	4.26%	4.54%	4.46%
Cost of funds	0.91%	0.84%	0.81%	0.72%	0.96%
Capital Ratios:
Total equity to assets	11.80%	8.56%	8.67%	10.05%	11.21%
Tier 1 leverage ratio	10.99%	8.67%	8.84%	10.35%	10.93%
Asset Quality:
Nonperforming assets to total assets	1.12%	1.60%	1.82%	1.22%	2.01%
Net charge-offs to average loans	0.17%	0.17%	0.18%	0.12%	0.39%
Allowance for loan losses to loans	1.01%	1.00%	1.22%	1.07%	1.17%
Classified assets to Tier 1 capital plus allowance for loan losses	13.77%	25.99%	25.80%	21.72%	29.57%

(1)	Tangible equity is net of goodwill and core deposit intangible, offset by applicable tax effect.

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

EXECUTIVE SUMMARY

The Company believes that its accomplishments in 2017 have been transformative and provide momentum for 2018 and beyond. Aided by the April 1, 2017 merger with Virginia Bancorp (see Note 2 to the Consolidated Financial Statements in Item 8 of this

Form 10-K), the Company nearly doubled its assets in 2017, growing from $486.7 million at December 31, 2016 to $970.6 million at December 31, 2017. Following the merger, the Company repositioned its headquarters from Kilmarnock, Virginia to Richmond, Virginia, seizing upon the talent and customer opportunities in one of the East Coast’s most robust economic markets, Richmond. With the move, the Company expanded its sales force in Richmond and Hampton Roads, made key additions to the executive team and substantially boosted the Company’s platform to generate core lending activity. Organic loan growth was 29.3% for the year or $112.9 million. Loans receivable increased from $381.2 million at December 31, 2016 to $766.3 million at December 31, 2017, including loans acquired in the merger with Virginia BanCorp.

The Company reported a net loss in 2017 of $1.3 million, or $0.14 per share compared to net income of $2.5 million, or $0.53 per share in 2016. The Company experienced a decline in earnings primarily due to one-time merger and system conversion expenses of $2.0 million, tax expense from the Tax Reform Act of $1.3 million, and additional provision for loan loss expense of $4.9 million due to growth in the loan portfolio and elevated charge-offs in a consumer loan pool.

Net interest income is the Company’s primary source of revenue and is the difference between the Company’s interest income from interest earning assets, primarily loans and the cost of its interest bearing liabilities, primarily deposits. Net interest income increased $13.3 million or 92% in 2017 to $27.7 million from $14.4 million. Growth in net interest income was due primarily to growth in average loan balances and a higher net interest margin on earning assets. The average balance of earning assets increased from $430.9 million in 2016 to $702.1 million in 2017, primarily due to the merger with Virginia BanCorp. Yield on those assets increased from an average of 4.22% to 4.83%, which resulted in a higher net interest margin on all earning assets of 3.92% in 2017 compared to 3.40% in 2016. Cost of liabilities increased 4 basis points for the year from 1.01% to 1.05%.

In the fourth quarter, the Company updated its April 1, 2017 fair market value of Virginia BanCorp’s balance sheet to better reflect the fair value of a pool of consumer loans acquired in the merger. As a result of elevated charge offs since the merger, the fair value of this portfolio was adjusted down by $2.2 million to more accurately reflect the fair value at the acquisition date. The book value of this portfolio was $17.4 million immediately prior to the merger and has paid down to $11.1 million at December 31, 2017. The decline in fair value of these loans resulted in a $1.4 million increase in goodwill, which translated into a $0.11 per share decrease in the Company’s tangible book value as of April 1, 2017. Loans charged-off since the merger date from this acquired portfolio totaled $696 thousand.

Asset quality improved during the year even as the Company nearly doubled its allowance for loan and lease losses, increasing it from $3.9 million at December 31, 2016 to $7.8 million at December 31, 2017. Classified assets declined as a percentage of Tier one capital plus allowance for loan losses from 26.0% at December 31, 2016 to 13.8% at December 31, 2017. Non-accruing loans represented 0.8% of all loans at December 31, 2017 and declined as a percentage from 1.3% the prior year.

Finally, the Bank’s core capital levels and regulatory ratios remain well above regulatory “well capitalized” standards affording the Company significant capacity for growth and pursuing opportunities.

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

Management employs a risk rating system to evaluate and consistently categorize loan portfolio credit risk. Prior to the merger, loans that were assigned risk rating grades included all commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which were impaired, loans to real estate developers and contractors, consumer loans greater than $250 thousand with chronic delinquency, and troubled debt restructurings (“TDRs”). All other loans that were not specifically assigned a risk rating grade were monitored as a discrete pool of loans generally based on delinquency status. Subsequent to the merger and core system conversion, with the exception of purchased consumer loan pools, all loans are risk rated using loan risk grading software that employs a variety of algorithms based on detailed account characteristics, which include a borrower’s payment history on a total relationship basis, as well as loan to value exposure. For non-homogeneous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan. Purchased consumer loan pools are evaluated on a homogenous basis such that any balances past due by 90 days or more are rated substandard. Risk rating categories are as follows:

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

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured for impairment generally include: (1) any loan risk rated Special mention or worse where the borrower has filed for bankruptcy; (2) all loans risk rated Substandard or worse with balances of $400 thousand or more; and (3) all loans classified as a TDR. A specific allowance arises when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates smaller commercial loans, residential mortgages and consumer loans, grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, then adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

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

GOODWILL. The Company has goodwill relating to the purchase of five branches during the years 1994 through 2000 and the merger with Virginia BanCorp in 2017. Goodwill is tested annually for impairment. The test performed using financial information as of September 30, 2017 found no impairment. Subsequently, the Company updated its consideration of goodwill impairment as of December 31, 2017, and reaffirmed that no impairment existed.

BUSINESS COMBINATION. The Company accounts for assets and liabilities acquired in a business combination in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Accordingly, the assets and liabilities of the acquired business are recorded at their respective fair values. Any difference between consideration paid for the business and the net fair value of assets and liabilities is recognized as goodwill.

OVERVIEW

2017 Compared to 2016

Bay Banks of Virginia, Inc. recorded a net loss for 2017 of $1.3 million, or ($0.14) per basic and diluted share, as compared to net income of $2.5 million, or $0.53 per basic and diluted share, in 2016. This is a decrease of $3.8 million. Net interest income for 2017 was $27.7 million, as compared to $14.4 million for 2016, an increase of 92.2%. Provision expense for loan losses was $4.9 million in 2017 compared to $287 thousand in 2016. Non-interest income decreased 20.1% to $3.7 million in 2017 from $4.6 million in 2016 due mainly to losses on other real estate, losses on disposals of fixed assets and a decrease in gains on sales of securities. Non-interest expense was $26.9 million in 2017 compared to $15.2 million in 2016. The increase in non-interest expense is primarily due to the merger with Virginia BanCorp, including merger and system conversion expenses of $2.0 million and core deposit intangible amortization of $679 thousand. Non-recurring expenses in 2017 also included $457 thousand relating to the succession of the Company’s Chief Financial Officer.

Performance as measured by the Company’s return on average assets was a loss of (0.17%) for 2017 compared to 0.55% for 2016. Performance as measured by return on average equity was a loss of (1.58%) for 2017 compared to 6.19% for 2016. The table below details certain financial and statistical information for the Company relating to income and returns.

Return on Equity & Assets

(Dollars in thousands, except per share amounts)	2017	2016	2015
Net Income (Loss)	$(1,272)	$2,535	$366
Average Total Assets	763,443	464,011	416,872
Return on Average Assets	(0.17%)	0.55%	0.09%
Average Equity	$80,503	$40,974	$39,740
Return on Average Equity	(1.58%)	6.19%	0.92%
Cash Dividends declared per share	$0.12	$—	$—
Average Shares Outstanding	9,399,223	4,774,856	4,791,722
Average Diluted Shares Outstanding	9,399,223	4,799,946	4,805,318
Net Income (Loss) per Share	$(0.14)	$0.53	$0.08
Net Income (Loss) per Diluted Share	(0.14)	0.53	0.08
Annualized Cash Dividend Payout Ratio	NM	0.00%	0.00%
Average Equity to Average Assets Ratio	10.54%	8.83%	9.53%

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

The following table shows details of yields on interest-earning assets (e.g. loans), costs of interest-bearing liabilities (e.g. deposits) and the resulting net interest margins for the years ended December 31, 2017, 2016 and 2015.

Average Balances, Income and Expense, Yields and Rates

(Fully taxable equivalent basis)
Years ended December 31,	2017			2016			2015
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST EARNING ASSETS:
Taxable Investments	$49,022	$1,399	2.85%	$32,030	$904	2.82%	$27,029	$565	2.09%
Tax-Exempt Investments (1)	18,466	640	3.47%	21,611	752	3.48%	18,545	597	3.22%

Total Investments	67,488	2,039	3.02%	53,641	1,656	3.09%	45,574	1,162	2.55%
Gross Loans (2)(3)	601,469	31,330	5.21%	357,791	16,388	4.58%	319,597	15,202	4.76%
Interest-Bearing Deposits and Federal Funds Sold	29,391	474	1.61%	14,317	65	0.45%	17,530	34	0.19%
Certificates of deposit	3,720	74	1.99%	5,108	83	1.62%	3,421	52	1.52%

Total Interest Earning Assets	$702,068	$33,917	4.83%	$430,857	$18,192	4.22%	$386,122	$16,450	4.26%
INTEREST-BEARING LIABILITIES:
Savings Deposits	$53,193	$130	0.24%	$42,918	$90	0.21%	$42,716	$76	0.18%
NOW Deposits	76,558	142	0.19%	41,752	75	0.18%	41,030	61	0.15%
Time Deposits => $100,000	247,839	3,408	1.38%	128,907	1,770	1.37%	119,841	1,691	1.41%
Money Market Deposit Accounts	116,419	833	0.71%	86,955	627	0.72%	63,830	557	0.87%

Total Deposits	494,009	4,513	0.91%	300,532	2,562	0.85%	267,417	2,385	0.89%
Federal Funds Purchased	1,158	11	0.95%	232	2	1.06%	578	6	1.03%
Securities Sold Under Repurchase Agreements	13,904	15	0.11%	9,299	15	0.16%	7,612	12	0.15%
Subordinated Debt and other borrowings	7,427	482	6.48%	6,852	472	6.88%	4,046	279	6.90%
FHLB Advances	52,500	980	1.87%	30,869	474	1.54%	32,713	352	1.08%

Total Interest-Bearing Liabilities	$568,998	$6,001	1.05%	$347,784	$3,525	1.01%	$312,366	$3,034	0.97%
Net interest income and net interest margin		$27,916	3.98%		$14,667	3.40%		$13,416	3.48%
Non-interest-bearing deposits	$89,037	—	0.00%	$71,725	—	0.00%	$61,825	—	0.00%
Total cost of funds			0.91%			0.84%			0.81%
Net interest spread			3.92%			3.38%			3.45%

Notes:

(1)	Income and yield is tax-equivalent assuming a federal tax rate of 34%.
(2)	Includes Visa credit card program, nonaccrual loans, and fees.
(3)	Includes accretion of fair value adjustment of $1.9 million in 2017

Net interest income, on a tax-equivalent basis, increased to $27.9 million in 2017 from $14.7 million in 2016, as the increase in interest income exceeded the increase in interest expense. Interest income for 2017, on a tax-equivalent basis, was $33.9 million, an increase of $15.7 million from 2016 due to loans acquired in the merger with Virginia BanCorp, organic loan portfolio growth, and accretion income. Interest expense for 2017 was $6.0 million, an increase of $2.5 million compared to 2016, due primarily to deposits acquired in the merger, as well as an organic increase in the deposit base. The net interest margin increased to 3.98% in 2017 from 3.40% in 2016 as a result of an increase in loan yields and accretion income.

The net interest spread, which is the difference between the annualized yield on earning assets and the total cost of funds, increased to 3.92% for 2017, compared to 3.38% for 2016.

The increase in average total earning assets is due mainly to a $243.7 million increase in average loan balances, which was a result of loans acquired in the merger and new loan activity. Loan yield improved to 5.21% in 2017 from 4.58% in 2016 as a result of higher yield on new loan originations as well as accretion of fair value marks from the acquired loan portfolio. Average total investments also increased by $13.8 million since December 31, 2016 while investment yields slightly decreased by seven basis points in 2017 compared to 2016. Although the Federal Open Market Committee has commenced increases in short term rates, long-term rates, which are generally the rates that affect the Bank’s yields, have not increased.

The increase in average interest-bearing liabilities was due mainly to the increase of $193.5 million in average deposit balances, which was a result of deposits acquired in the merger and growth in deposit base. The cost of FHLB advances was 1.87% in 2017 compared to 1.54% in 2016. Average non-interest-bearing deposits grew $17.3 million during 2017. Total cost of funds was 0.91% in 2017 compared to 0.84% in 2016, due mainly to overall higher costs of deposits as well as higher FHLB balances.

Volume and Rate Analysis of Changes in Net Interest Income

	2017 vs. 2016			2016 vs. 2015
(Dollars in Thousands)	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets:
Taxable investments	$478	$17	$495	$104	$235	$339
Tax-exempt investments (2)	(110)	(2)	(112)	99	56	155
Gross loans (3)	11,159	3,783	14,942	1,817	(631)	1,186
Certificates of deposit	68	341	409	26	5	31
Interest-bearing deposits	(23)	14	(9)	(7)	35	28
Federal funds sold	—	—	—	—	3	3

Total interest earning assets	$11,572	$4,153	$15,725	$2,039	$(297)	$1,742

Interest-Bearing Liabilities:
NOW checking	$63	$4	$67	$1	$13	$14
Savings deposits	22	18	40	—	14	14
Money market accounts	212	(6)	206	202	(132)	70
Time deposits	1,628	10	1,638	187	(108)	79
Federal funds purchased	10	(1)	9	(4)	—	(4)
Securities sold under repurchase agreements	7	(7)	—	3	—	3
Subordinated notes	39	(29)	10	194	(1)	193
FHLB advances	334	172	506	(20)	142	122

Total interest-bearing liabilities	$2,315	$161	$2,476	$563	$(72)	$491

Change in net interest income	$9,257	$3,992	$13,249	$1,476	$(225)	$1,251

Notes:

(1)	Changes caused by the combination of rate and volume are allocated based on the percentage caused by each.
(2)	Income and yields are reported on a tax-equivalent basis, assuming a federal tax rate of 34%.
(3)	Impact of loan accretion reflected in changes in rate.

As indicated in the volume and rate analysis, the growth in loans in 2017 was the primary driver of the improved net interest income. The increase in interest expense was driven mainly by overall increases in cost of time deposits and higher FHLB advance balances.

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

Non-Interest Income

Non-interest income for 2017 totaled $3.7 million, a decrease of $926 thousand, or 20.1%, compared to $4.6 million for 2016. The difference in non-interest income was primarily driven by the following changes:

•	In 2017, the Company realized $2 thousand in gains on the sale of securities compared to $435 thousand in 2016, a decrease of $433 thousand.

•	Losses on the sale of other real estate owned (“OREO”) were higher in 2017 than 2016 by $94 thousand.

•	A $295 thousand decrease in secondary market lending fees caused by a decline in mortgage lending activity.

•	Fiduciary fees decreased $63 thousand in 2017 compared to 2016.

Non-Interest Expense

For 2017, non-interest expenses totaled $26.9 million, an increase of $11.7 million, or 77.0%, compared to $15.2 million for 2016. The increase in non-interest expense was primarily the result of the following increases:

•	$5.4 million in salaries and employee benefits driven by the increase in our employee base following the merger with Virginia BanCorp in April 2017.

•	$942 thousand in occupancy due to additional bank properties acquired in the April 2017 merger.

•	$1.4 million in merger related costs, including costs of system conversion.

•	$679 thousand in intangible amortization due to core deposit intangible acquired in the April 2017 merger.

All other expenses, as detailed in the accompanying audited financial statements, increased due to the April 1, 2017 merger which approximately doubled the size of bank operations. The Company expects that, in addition to supporting its increased asset size, non-interest expenses could remain elevated in 2018 as the Company completes expenses related to the succession of its Chief Financial Officer in the first quarter of 2018, continues to add talented bankers and key leadership positions to foster continued growth and improves its financial reporting process.

Income Taxes

Income tax expense was $797 thousand in 2017 compared to $966 thousand in 2016. This is directly attributable to the Company’s relationship of tax-exempt income to pretax income (loss) as well as recognition of the effect of the Tax Reform Act which had an impact of $1.3 million in Income Tax Expenses in 2017. Income tax expense (benefit) corresponds to an effective rate of (167.8%) and 27.6% for the years ended December 31, 2017 and 2016, respectively. Refer to Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation between the amounts of income tax expense computed using the federal statutory income tax rate and actual income tax expense. Also included in Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K is information regarding deferred taxes for 2017 and 2016.

FINANCIAL CONDITION

Loans

Per the following table, which does not include deferred loan costs, fees and premiums, the loan portfolio grew during 2017 with balances increasing by $381.3 million, or 99.0% to $766.3 million as of December 31, 2017, compared to December 31, 2016 balances of $385.0 million. This increase was a result of new loans with a net growth effect of $115.0 million and loan portfolio acquired in the merger, which amounted to $266.1 million as of April 1, 2017. Mortgage loans on real estate represent the largest category, comprising 79.6% of the loan portfolio at December 31, 2017. Of these balances, 1-4 family residential loans, which comprise the majority of real estate loan balances at $315.9 million, increased by $95.4 million, or 43.3%. Other loans secured by real estate, the majority of which are commercial in nature, increased by $149.6 million, or 193.9%, and represent 29.6% of the loan portfolio at year-end 2017 as compared to 20.0% at year-end 2016. Construction and land loans increased $26.2 million, or 65.9%. Commercial and industrial loan balances increased by $71.1 million, or 165.2%, and represented 14.9% of total loans at year-end 2017 as compared to 11.2% at year-end 2016. Consumer and other loans increased by $39.0 million in 2017 and represented 5.6% of total loans at year end 2017 as compared to 0.9% at year end 2016.

Types of Loans

	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Mortgage loans on real estate:
Construction and land loans	$66,042	8.6%	$39,818	10.3%	$42,129	12.1%	$43,048	14.4%	$31,839	12.7%
Secured by farmland	923	0.1%	1,023	0.3%	1,030	0.3%	1,128	0.4%	1,262	0.5%
Secured by 1-4 family residential	315,863	41.2%	220,432	57.3%	190,902	55.0%	160,667	53.9%	138,502	55.3%
Commercial real estate loans	226,809	29.6%	77,168	20.0%	73,042	21.0%	53,860	18.1%	48,803	19.5%
Commercial and industrial loans	114,093	14.9%	43,024	11.2%	35,104	10.1%	34,002	11.4%	23,939	9.6%
(not secured by real estate)
Consumer and other	42,566	5.6%	3,544	0.9%	5,015	1.4%	5,349	1.8%	5,986	2.4%

Total	$766,296	100.0%	$385,009	100.0%	$347,222	100.0%	$298,054	100.0%	$250,331	100.0%

Notes:

Deferred loan costs and fees not included.

Loan Maturity Schedule of Selected Loans

As of December 31, 2017

(Dollars in thousands)	Commercial and Industrial	Construction, Land and Land Development
Within one year	$12,708	$22,341
Variable Rate
One to Five Years	32,020	4,514
After Five Years	40,134	17,013

Total Variable Rate	72,154	21,527

Fixed Rate
One to Five Years	23,097	15,270
After Five Years	6,134	6,904

Total Fixed Rate	29,231	22,174

Total Maturities	$114,093	$66,042

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

As shown in the following table, the provision for loan losses was $4.9 million in 2017 compared to $287 thousand in 2016. After net charge-offs of $1.0 million, the ALL is $7.7 million as of December 31, 2017 compared to $3.9 million as of December 31, 2016. The increase in the provision expense and ALL is due primarily to organic loan growth, which excludes acquired loans at merger, downgrading of consumer loans purchased since the merger with Virginia BanCorp, and partly due to chargeoffs. Net charge-offs represents 0.17% of average loans compared to 0.17% in 2016. The quantitative portion of the ALL for non-impaired loans continues to decline as average net charge-offs included in the model continue to decline and that decline is being offset by an increase in qualitative factors. Qualitative factors increased partially due to adjustments to a pool of consumer loans purchased since the merger with Virginia BanCorp. As of December 31, 2017, management considered the allowance for loan losses to be sufficient to cover estimated potential loss exposure inherent in the loan portfolio.

Allowance for Loan Losses

	Years Ended December 31,
	2017	2016	2015	2014	2013
(Dollars in thousands)
Balance, beginning of period	$3,863	$4,223	$3,205	$2,925	$3,094
Loans charged off:
Mortgage Loans on Real Estate	(577)	(735)	(521)	(313)	(879)
Commercial and industrial	(729)	(158)	(9)	—	(17)
Consumer and other (including Visa program)	(171)	(53)	(128)	(79)	(132)

Total loans charged off	(1,477)	(946)	(658)	(392)	(1,028)

Recoveries of loans previously charged off:
Mortgage Loans on Real Estate	91	254	27	36	68
Commercial and industrial	263	61	—	—	1
Consumer and other (including Visa program)	96	11	52	25	14

Total recoveries	450	326	79	61	83

Net charge offs	(1,027)	(620)	(579)	(331)	(945)
Reclassification of allowance related to sold loans	—	(27)	—	—	—
Provision for loan losses	4,934	287	1,597	611	776

Balance, end of period	$7,770	$3,863	$4,223	$3,205	$2,925

Average loans outstanding during the period	$601,469	$357,791	$319,597	$266,016	$240,964

Ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	0.17%	0.18%	0.12%	0.39%

As of December 31, 2017, the ratio of the allowance for loan losses to total loans was 1.01% as compared to 1.00% as of December 31, 2016.

Allocation of the Allowance for Loan Losses

	Years Ended December 31,
(Dollars in Thousands)	2017		2016		2015		2014		2013
Mortgage Loans on Real Estate	$3,864	49.7%	$3,318	87.9%	$3,502	88.4%	$2,778	86.8%	$2,466	88.0%
Commercial and industrial	878	11.3%	493	11.2%	599	10.1%	323	11.4%	256	9.6%
Consumer and other	3,028	39.0%	52	0.9%	122	1.5%	104	1.8%	203	2.4%
Unallocated	—	0.0%	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Total	$7,770	100.0%	$3,863	100.0%	$4,223	100.0%	$3,205	100.0%	$2,925	100.0%

Higher charge-offs than originally estimated in a pool of consumer loans acquired in the merger caused management to reevaluate similar loans purchased since the merger. As a result an additional $2.2 million was allocated to the consumer segment.

Non-Performing Assets

As of December 31, 2017, non-performing assets as a percentage of total assets was 1.1%, compared to 1.6% at year-end 2016. The coverage ratio of allowance to total non-performing loans increased to 118.7% at year-end 2017 from 72.9% at year-end 2016. OREO, including solely foreclosed properties, at year-end 2017 was $4.3 million (includes $2.7 million acquired at merger) compared to $2.5 million at year-end 2016. The year-end 2017 figure represents five residences, 21 lots, a former convenience store, two commercial business properties. The Company sold 12 OREO properties with a total value of $1.4 million in 2017 for total gain of $23 thousand, and four properties with a total value of $294 thousand from four borrowers were added through foreclosure. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. As a result, in addition to losses on sales, the Company wrote down OREO property values by $245 thousand in 2017. Included in other assets are one residential property and one commercial property, with a value of $1.1 million. These properties were not obtained as a result of a foreclosure and are being marketed for sale.

During 2017, non-accruing loan balances increased by $1.2 million. Of the $6.5 million in non-accruing balances, $3.3 million are residential mortgages. Components of non-performing assets and related ratios are shown in the following table, which excludes any purchased credit impaired loans due to using an accretable yield model to account for these loans.

Non-Performing Assets

	As of December 31,
(Dollars in Thousands)	2017	2016	2015	2014	2013
Loans past due 90 days or more and still accruing	$48	$—	$11	$14	$18
Non-accruing loans	6,496	5,300	6,433	1,954	2,754

Total non-performing loans	6,544	5,300	6,444	1,968	2,772

Other real estate owned	4,284	2,494	1,870	2,791	3,897

Total non-performing assets	$10,828	$7,794	$8,314	$4,759	$6,669

Allowance for loan losses	$7,770	$3,863	$4,223	$3,205	$2,925

Allowance to non-performing loans	118.7%	72.9%	65.6%	162.9%	105.5%
Non-performing assets to total assets	1.1%	1.6%	1.8%	1.2%	2.0%

There were 18 TDRs with an aggregate balance of $4.1 million at December 31, 2017, 16 TDRs with an aggregate balance of $3.2 million at December 31, 2016 and 16 TDRs with an aggregate balance of $3.5 million at December 31, 2015. At December 31, 2017, 11 TDRs with an aggregate balance of $2.6 million were non-performing. At December 31, 2016, 9 TDRs with an aggregate balance of $1.1 million were nonperforming.

For more detailed information on non-accrual, past due and impaired loans and policies, refer to Note 3, Note 6 and Note 7 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Securities

As of December 31, 2017, investment securities totaled $77.2 million, an increase of 50.8% as compared to 2016 year-end balances of $51.2 million.

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
Corporate bonds	$6,696	$23	$(2)	$6,717
U.S. Government agencies and mortgage backed securities	49,964	6	(687)	49,283
State and municipal obligations	21,113	195	(155)	21,153

	$77,773	$224	$(844)	$77,153

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	(Losses)	Value
Corporate bonds	$7,695	$14	$(5)	$7,704
U.S. Government agencies and mortgage backed securities	25,668	53	(408)	25,313
State and municipal obligations	18,566	49	(459)	18,156

	$51,929	$116	$(872)	$51,173

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	(Losses)	Value
Corporate bonds	$3,950	$—	$(5)	$3,945
U.S. Government agencies and mortgage backed securities	$21,375	$69	$(156)	$21,288
State and municipal obligations	28,599	313	(55)	28,857

	$53,924	$382	$(216)	$54,090

The Company currently classifies the entire investment portfolio as available-for-sale in order that it may be considered a source of liquidity, if necessary. Securities available-for-sale are carried at fair market value, with after-tax unrealized gains or losses disclosed as a component of comprehensive income. The after-tax unrealized gains or losses are recorded as a portion of other comprehensive income in the equity of the Company, but have no impact on earnings until such time as the gain or loss is realized, typically at the time of sale. As of December 31, 2017, the Company had accumulated other comprehensive losses net of deferred tax related to securities available-for-sale of $490 thousand as compared to $520 thousand at year-end 2016.

The investment portfolio shows a net unrealized loss of $620 thousand on December 31, 2017, compared to $756 thousand on December 31, 2016.

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

Investment Maturities and Average Yields

As of December 31, 2017

(Dollars in Thousands)	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years
U.S. Government and Agencies:
Book Value	$2,094	$26,872	$13,960	$4,819
Market Value	2,029	26,494	13,753	7,007
Weighted average yield	3.70%	1.84%	2.28%	4.50%
States and Municipal Obligations:
Book Value	$1,241	$7,173	$11,736	$963
Market Value	1,237	7,218	11,741	957
Weighted average yield	2.54%	3.52%	3.61%	5.83%
Corporate Bonds:
Book Value	$—	$—	$6,696	$—
Market Value	—	—	6,717	—
Weighted average yield	0.00%	0.00%	6.17%	0.00%
Restricted Securities:
Book Value	$—	$—	$—	$1,543
Market Value	—	—	—	1,543
Weighted average yield	0.00%	0.00%	0.00%	5.94%
Total Securities:
Book Value	$3,335	$40,741	$25,696	$7,325
Market Value	3,266	40,429	25,494	9,507
Weighted average yield	3.27%	2.85%	2.89%	4.98%

Notes:

Yields on tax-exempt securities have been computed on a tax-equivalent basis.

Deposits

During 2017, average total deposits increased 56.6% to $583.0 million as compared to average total deposits in 2016 of $372.2 million. Average non-interest bearing demand deposits increased 24.1%, average NOW accounts increased 83.4%, average savings accounts increased 23.9%, average money market deposits increased 33.9% and average time deposits increased 92.3%. The increase in deposit accounts for 2017 versus the prior year is primarily due to the merger with Virginia BanCorp.

Average Deposits and Rates

	2017		2016		2015
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate
Non-interest bearing Demand Deposits	$89,037	0.00%	$71,725	0.00%	$61,825	0.00%
Interest bearing Deposits:
NOW Accounts	76,558	0.19%	41,752	0.18%	41,030	0.15%
Regular Savings	53,193	0.24%	42,918	0.21%	42,716	0.18%
Money Market Deposit Accounts	116,419	0.71%	86,955	0.72%	63,830	0.87%
Time Deposits	247,839	1.38%	128,907	1.37%	119,841	1.41%

Total Interest Bearing Deposits	494,009	0.91%	300,532	0.85%	267,417	0.89%

Total Average Deposits	$583,046	0.78%	$372,257	0.69%	$329,242	0.72%

Maturity Schedule of Time Deposits of $100,000 and over

	As of December 31,
(In thousands)	2017	2016	2015
3 months or less	$7,505	$2,611	$12,898
3-6 months	14,047	3,361	5,010
6-12 months	20,051	4,063	7,462
Over 12 months	17,562	52,768	36,362

Totals	$59,165	$62,803	$61,732

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allow management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as equity, is comprised mainly of outstanding stock and retained earnings. Capital can be increased with a variety of stock offerings or through earnings. Management believes the capital level at December 31, 2017, is sufficient to support growth and acquisition opportunities.

On April 1, 2017, the merger with Virginia BanCorp was completed. The Company issued the former shareholders of Virginia BanCorp 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $43.2 million before the application of unearned ESOP shares. As of the completion of the merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company.

The parent company obtains its operating funds primarily through management fees paid by the Bank and the Financial Group. The parent company could also receive dividends from its subsidiaries.

In August, 2017 the Bank issued common stock in a private placement to existing share holders, institutional investors, and other accredited investors. The Company sold 3.8 million shares of its common stock at an offering price of $9.25 per share, netting private placement proceeds of $32.9 million. The Company intends to use these proceeds to support future growth, general corporate purposes, and dividends.

During 2017, the Bank was required to maintain minimum amounts of capital per Federal Reserve capital guidelines. The minimum total capital to risk weighted assets ratio was 8.0%, the minimum Tier 1 capital to risk weighted assets ratio was 6.0%, the minimum Tier 1 capital to adjusted average assets ratio (leverage ratio) was 4.0% and the Common Equity Tier 1 capital ratio was 4.5% of risk-weighted assets. As of December 31, 2017, the Bank maintained Common Equity Tier 1 capital of $85.8 million, Tier 1 capital of $85.8 million, risk weighted assets of $736.4 million and total risk-based capital of $93.5 million. As of December 31, 2016, the Bank maintained Common Equity Tier 1 capital of $43.1 million, Tier 1 capital of $43.1 million, risk weighted assets of $343.3 million and total capital of $47.0 million. As of December 31, 2017, all ratios were in excess of the fully phased-in requirements of the Basel III regulatory capital framework, with the Common Equity Tier 1 ratio at 11.65% of risk-weighted assets, the Tier 1 capital ratio at 11.65% of risk-weighted assets, the total capital ratio at 12.70% of risk-weighted assets and the Tier 1 leverage ratio at 8.97% of total assets.

For more detailed information, refer to Note 17 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

Total capital, before accumulated other comprehensive income, increased by 169.7% to $115.7 million as of December 31, 2017 as compared to $42.9 million as of December 31, 2016. Accumulated other comprehensive loss was $1.2 million as of both December 31, 2017 and 2016.

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

At December 31, 2017, liquid assets totaled $142.9 million or 14.7% of total assets, an increase from $40.3 million and 8.3% at December 31, 2016. The increase of liquid assets this year versus last year is related to the Company merger with Virginia Bancorp. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary. The Bank maintains federal funds lines with regional banks totaling approximately $24.5 million. Also, the Bank has a repurchase agreement totaling $9.5 million as of December 31, 2017. In addition, the Bank has total borrowing capacity with the FHLB of $162.8 million, with $92.8 million immediately available as of December 31, 2017. The parent company has $25.4 million available to support the capital needs of the subsidiaries, the Bank and the Financial Group.

The table below presents selected information on short-term borrowings:

	As of December 31,
(Dollars in Thousands)	2017	2016	2015
Balance outstanding at period-end	$9,498	$18,310	$7,161
Maximum balance at any month end during the year	17,091	18,310	10,491
Average balance for the period	11,001	9,299	7,612
Weighted average rate for the period	0.17%	0.16%	0.15%
Weighted average rate on borrowings at period end	0.21%	0.13%	0.14%
Estimated fair value at year end	$9,498	$18,310	$7,161

The impact of contractual obligations includes five FHLB advances, subordinated debt, time deposits and securities sold under repurchase agreements. There is one fixed rate FHLB advance totaling $60.0 million and one (1) variable rate advance of $10.0 million as of December 31, 2017. A $60.0 million fixed rate advance matured in January 2018 and was replaced with a one (1) month 1.44% fixed rate advance. In March 2018, the $60.0 million advance matured and was substantially replaced with a $50.0 million fixed rate advance with an interest rate of 1.63% maturing April 2, 2018. For details on these advances, please refer to Note 15 of the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of December 31, 2017:

(Dollars in thousands)	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
FHLB advances	$70,000	$60,000	$10,000	$—	$—
Subordinated debt	7,000	—	—	—	7,000
Time deposits maturities (1)	358,989	235,751	85,008	38,230	—
Securities sold under repurchase agreements (2)	9,498	9,498	—	—	—
ESOP Debt (3)	1,129	351	720	58	—
Operating leases	1,303	341	802	160	—

Total	$447,919	$305,941	$96,530	$38,448	$7,000

Note:

(1)	Refer to Note 10 to the Consolidated Financial Statements
(2)	Refer to Note 14 to the Consolidated Financial Statements
(3)	Refer to Note 18 to the Consolidated Financial Statements

The ESOP debt is externally financed and shown on the Consolidated balance sheet in other liabilities. Total ESOP debt includes five loans with an average interest rate of 3.62%.

As of December 31, 2017, the Company was not aware of any other known trends, events or uncertainties that have or are reasonably likely to have a material impact on liquidity. As of December 31, 2017, the Company has no material commitments or long-term debt for capital expenditures.

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

(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Total Loan Commitments Outstanding	$144,249	$38,152	$42,713
Standby-by Letters of Credit	447	452	473

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the benefits of the proposed merger between the Company and Virginia BanCorp, the Company’s plans, obligations, expectations and intentions and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, disruptions to customer and employee relationships and business operations caused by the merger with Virginia BanCorp; the ability to implement integration plans associated with such merger, which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by such merger within the expected timeframe, or at all; changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; the adequacy of the Company’s allowance for loan losses; demand for loan products; deposit flows; competition; difficulty managing growth; demand for financial services in the Company’s market area; operational risks; the Company’s ability to maintain effective systems of internal and disclosure controls; accounting principles, policies and guidelines and the other factors detailed in Item 1A, Risk Factors, in this Form 10-K and in the Company’s other documents publicly filed with the SEC. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included on the pages indicated:

Bay Banks of Virginia, Inc.

Report Of Independent Registered Public Accounting Firm

Board of Directors and the Shareholders

Bay Banks of Virginia, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. and Subsidiaries (the “Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DIXON HUGHES GOODMAN LLP

We have served as the Company’s auditor since 2013

Asheville, North Carolina

April 6, 2018

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
(Dollars in thousands)
ASSETS
Cash and due from banks	$9,396	$4,851
Interest-bearing deposits	41,971	7,501
Certificates of deposit	3,224	4,216
Federal funds sold	6,961	2,350
Securities available-for-sale, at fair value	77,153	51,173
Restricted securities	5,787	2,649
Loans receivable, net of allowance for loan losses of $7,770 and $3,863	758,726	381,537
Loans held for sale	1,651	276
Premises and equipment, net	17,866	10,844
Accrued interest receivable	3,194	1,372
Other real estate owned, net	4,284	2,494
Bank owned life insurance	18,773	9,869
Goodwill	10,374	2,808
Mortgage servicing rights	999	671
Core deposit intangible	2,991	—
Other assets	7,206	4,099

Total assets	$970,556	$486,710

LIABILITIES
Noninterest-bearing deposits	$103,037	$74,799
Savings and interest-bearing demand deposits	299,820	178,869
Time deposits	358,989	128,050

Total deposits	761,846	381,718
Securities sold under repurchase agreements	9,498	18,310
Federal Home Loan Bank advances	70,000	35,000
Subordinated debt, net of issuance costs	6,877	6,860
Other liabilities	7,781	3,117

Total liabilities	856,002	445,005

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,203,605 and 4,774,856 shares, respectively)(1)(2)	66,018	23,874
Additional paid-in capital	37,142	2,872
Unearned employee stock ownership plan shares	(1,129)	—
Retained earnings	13,679	16,194
Accumulated other comprehensive loss, net	(1,156)	(1,235)

Total shareholders’ equity	114,554	41,705

Total liabilities and shareholders’ equity	$970,556	$486,710

(1)	On March 15, 2017, the Company’s shareholders voted to increase the authorized shares. Refer to Note 26.
(2)	The Company has preferred stock authorized, however none is outstanding.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
(Dollars in thousands, except share and per share amounts)	2017	2016
INTEREST INCOME
Loans, including fees	$31,330	$16,388
Securities:
Taxable	1,399	904
Tax-exempt	423	496
Federal funds sold	164	4
Interest-bearing deposit accounts	310	61
Certificates of deposit	74	83

Total interest income	33,700	17,936

INTEREST EXPENSE
Deposits	4,513	2,562
Federal funds purchased	11	2
Securities sold under repurchase agreements	15	15
Subordinated debt	482	472
FHLB advances	980	474

Total interest expense	6,001	3,525

Net interest income	27,699	14,411

Provision for loan losses	4,934	287

Net interest income after provision for loan losses	22,765	14,124

NON-INTEREST INCOME
Income from fiduciary activities	904	967
Service charges and fees on deposit accounts	900	890
VISA-related fees	68	168
Non-deposit product income	370	357
Other service charges and fees	705	611
Secondary market lending fees	469	765
Increase in cash surrender value of life insurance	473	274
Net gains on sale of securities available for sale	2	435
Other real estate losses	(221)	(127)
Net losses on the disposal of fixed assets	(220)	—
Other income	234	270

Total non-interest income	3,684	4,610

NON-INTEREST EXPENSES
Salaries and employee benefits	13,223	7,799
Occupancy expense	2,735	1,793
Data processing	1,258	671
Bank franchise tax	533	295
VISA expense	35	100
Telecommunications expense	308	125
FDIC assessments	580	366
Foreclosure property expense	147	93
Consulting expense	665	282
Advertising and marketing	664	197
Directors’ fees	624	337
Audit and accounting fees	746	322
Merger related expenses	1,976	575
Intangible amortization	679	—
Other expense	2,751	2,278

Total non-interest expenses	26,924	15,233

(Loss) income before income taxes	(475)	3,501
Income tax expense	797	966

Net (loss) income	$(1,272)	$2,535

Basic Earnings Per Share
Average basic shares outstanding	9,399,223	4,774,856
(Loss) earnings per share, basic	$(0.14)	$0.53
Diluted Earnings Per Share
Average diluted shares outstanding	9,399,223	4,799,946
(Loss) earnings per share, diluted	$(0.14)	$0.53

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended
	December 31,
(Dollars in thousands)	2017	2016
Net (loss) income	$(1,272)	$2,535
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during the period	144	(515)
Deferred tax benefit (expense)	(30)	175
Reclassification of net securities gains	(2)	(435)
Deferred tax expense	—	148

Unrealized (losses) gains adjustment, net of tax	112	(627)

Defined benefit pension plan:
Net pension gain	49	8
Deferred tax (expense) benefit	(17)	(3)
Reclassification of pension expense	81	78
Deferred tax benefit	(28)	(26)

Defined benefit pension plan adjustment, net of tax	85	57

Post retirement benefit plan:
Net postretirement gain	109	169
Deferred tax expense	(39)	(58)
Reclassification of postretirement expense	—	—
Deferred tax benefit	—	—

Post retirement benefit plan adjustment, net of tax	70	111

Total other comprehensive (loss) income	267	(459)

Comprehensive (loss) income	$(1,005)	$2,076

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Shares of		Additional			Other	Total
	Common	Common	Paid-in	Unearned	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	ESOP Shares	Earnings	Income (Loss)	Equity
(Dollars in thousands, except shate data or amounts)
Balance January 1, 2016	4,774,856	$23,874	$2,812	$—	$13,659	$(776)	$39,569
Net income	—	—	—	—	2,535	—	2,535
Other comprehensive loss	—	—	—	—	—	(459)	(459)
Stock compensation expense	—	—	60	—	—	—	60

Balance December 31, 2016	4,774,856	23,874	2,872	—	16,194	(1,235)	41,705
Net loss	—	—	—	—	(1,272)	—	(1,272)
Other comprehensive income	—	—	—	—	—	267	267
Dividends declared ($0.12 per share)	—	—	—	—	(1,431)	—	(1,431)
Issuance of common stock in connection with Virginia Bancorp acquisition	4,586,221	22,931	20,225	(911)	—	—	42,245
Shares issued via private placement net of $2.2 million of issuance cost	3,783,784	18,919	13,886	—	—	—	32,805
Tax Cuts and Jobs Act of 2017, reclassification from AOCI to retained earnings, tax effect	—	—	—	—	188	(188)	—
Stock options exercised	43,244	217	37	—	—	—	254
Restricted shares granted	15,500	77	(77)	—	—	—	—
ESOP loan	—	—	—	(351)	—	—	(351)
ESOP compensation expense	—	—	—	133	—	—	133
Stock compensation expense	—	—	199	—	—	—	199

Balance December 31, 2017	13,203,605	$66,018	$37,142	$(1,129)	$13,679	$(1,156)	$114,554

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(1,272)	$2,535
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,435	1,057
Net amortization and accretion of securities	411	424
Amortization of core deposit intangible	679	—
Accretion of time deposits	(307)	—
Amortization of subordinated debt issuance costs	17	16
Accretion of loan discount	(1,907)	—
Provision for loan losses	4,934	287
Stock and ESOP compensation expense	332	60
Deferred income tax expense (benefit)	435	(88)
Gain on securities available-for-sale	(2)	(435)
Increase in OREO valuation allowance	245	53
(Gain) Loss on sale of other real estate	(23)	74
Loss on disposal of fixed assets	220	—
Mortgage servicing rights	(4)	(13)
Increase in cash surrender value of life insurance	(474)	(274)
Loan originations for sale	(13,446)	(22,399)
Loan sales	12,545	22,871
Gain on loans sold	(473)	(628)
Increase in accrued income and other assets	(2,077)	(147)
Increase in other liabilities	2,370	506

Net cash provided by operating activities	3,638	3,899

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	3,911	4,224
Proceeds from sales and calls of available-for-sale securities	17,937	19,509
Maturities of certificates of deposits	992	1,488
Purchase of bank owned life insurance	—	(2,000)
Purchases of available-for-sale securities	(25,979)	(21,727)
Sales (purchases) of restricted securities	(1,595)	82
Increase in federal funds sold	(4,611)	(2,079)
Loan (originations) and principal collections, net	(79,452)	(29,178)
Proceeds from the sale of VISA loan portfolio	—	1,301
Loan purchases and principal collections, net	(34,809)	(11,561)
Cash acquired in the merger with Virginia Commonwealth	14,698	—
Proceeds from sale of other real estate	1,193	342
Proceeds from sale of equipment	9	—
Purchases of premises and equipment	(2,237)	(256)

Net cash used in investing activities	(109,943)	(39,855)

Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	3,430	21,198
Net increase in time deposits	109,074	662
Stock options exercised	254	—
Net increase (decrease) in securities sold under repurchase agreements	(8,812)	11,149
Issuance of stock, net	32,805	—
Dividends paid	(1,431)	—
(Decrease) increase in Federal Home Loan Bank advances	10,000	(5,000)

Net cash provided by financing activities	145,320	28,009

Net increase (decrease) in cash and cash equivalents (including interest-earning deposits	39,015	(7,947)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	12,352	20,299

Cash and cash equivalents (including interest-earning deposits) at end of period	$51,367	$12,352

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$6,003	$3,538

Income taxes	420	470

Non-cash investing and financing:
Unrealized (loss) gain on investment securities	142	(950)

Change in fair value of pension and post-retirement obligation	239	255

Loans transferred to other real estate owned	294	1,943

Loans originated to facilitate sale of OREO	190	850

Changes in deferred taxes resulting from OCI transactions	(114)	236

Transfer of loans to held for sale	—	1,173

ESOP Loan	351	—

Business combination:
Assets acquired, net of cash acquired	314,437	—

Liabilities assumed	294,454	—

Net assets acquired, net of cash acquired	19,983	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Presentation

Organization. Bay Banks of Virginia, Inc. (the “Company”) is a bank holding company that conducts substantially all of its operations through its two active subsidiaries, Virginia Commonwealth Bank and VCB Financial Group, Inc.

Virginia Commonwealth Bank (the “Bank”) is a state-chartered bank and a member of the Federal Reserve System. It serves businesses, professionals and consumers in the Greater Richmond area, the Tri-Cities area and on the Northern Neck and Middle Peninsulas of Virginia markets. The Bank has branch offices in the Virginia counties of Chesterfield, Henrico, Lancaster, Middlesex, Northumberland, Richmond, Westmoreland, and in the Cities of Colonial Heights, Hopewell, Petersburg, Richmond and Suffolk, Virginia. Each branch office offers a wide range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest bearing. The majority of the Bank’s loan portfolio is secured by real estate.

VCB Financial Group, Inc. (the “Financial Group”) provides management services for personal and corporate trusts, including estate planning, estate settlement, and trust administration from its main office in Kilmarnock, Virginia. Products include revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment management accounts and managed, as well as self-directed, rollover Individual Retirement Accounts.

Basis of Presentation. The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc. and its subsidiaries, Virginia Commonwealth Bank and the Financial Group. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to the current year presentations. The reclassifications had no effect on net income, net income per share or shareholders’ equity as previously reported.

Note 2. Business Combination

On April 1, 2017, the Company and Virginia BanCorp Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through it subsidiary Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger dated as of November 2, 2016, by and between the Company and Virginia BanCorp. The Company is the surviving corporation in the merger and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valuded at approximately $42.2 million. As of the completion of the merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned appropriately 49% of the outstanding common stock of the Company. After the merger of Virginia BanCorp with and into the Company, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank. Bank operating systems were consolidated during the fourth quarter of 2017.

The acquisition was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations. Under this method, the assets and liabilities of Virginia BanCorp were recorded at their respective fair values as of April 1, 2017. Determining the fair value of assets and liabilities, particularly to the loan portfolio, is a complex process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values are preliminary and subject to refinement for up to one year after the acquisition date, as additional information relative to the acquisition date fair values becomes available. The Company recognized goodwill of $7.6 million in connection with the acquisition, none of which is deductible for income tax purposes.

The following table details the total consideration paid by the Company on April 1, 2017 in connection with the acquisition of Virginia BanCorp, the fair value of the assets acquired and liabilities assumed, and the resulting goodwill.

		Fair Value	As Recorded
	As Recorded	and Reclassification	by the
(Dollars in thousands)	by VCB	Adjustments	Company
Consideration paid:
Bay Banks of Virginia, Inc. common stock			$42,247
Identifiable assets acquired:
Cash and due from banks	$2,356	$—	$2,356
Interest-bearing deposits	12,342	—	12,342
Securities available-for-sale	22,088	—	22,088
Restricted securities	1,543	—	1,543
Loans receivable	272,479	(62,068)	210,411
Loans held for sale	—	55,648	55,648
Deferred income taxes	1,325	255	1,580
Premises and equipment	3,333	2,703	6,036
Accrued interest receivable	1,253	(24)	1,229
Other real estate owned	3,113	—	3,113
Core deposit intangible	—	3,670	3,670
Bank owned life insurance	8,430	—	8,430
Mortgage servicing rights	324	—	324
Other assets	365	—	365

Total identified assets acquired	328,951	184	329,135

Identifiable liabilities assumed:
Noninterest-bearing deposits	21,119	—	21,119
Savings and interest-bearing demand deposits	124,640	—	124,640
Time deposits	121,437	733	122,170
Federal Home Loan Bank advances	25,000	—	25,000
Other liabilities	1,525	—	1,525

Total identifiable liabilities assumed	293,721	733	294,454

Total identifiable assets assumed	$35,230	$(549)	$34,681

Goodwill resulting from acquisition			$7,566

Fair value of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

The acquired loans were recorded at fair value at the acquisition date of $266.1 million without carryover of Virginia BanCorp’s allowance for loan losses. Where loans exhibited characteristics of performance, fair value was determined based on a discounted cash flow analysis which included default estimates; loans without such characteristics, fair value was determined based on the estimated values of the underlying collateral. While estimating the amount and timing of both principal and interest cash flows expected to be collected, a market-based discount rate was applied. In this regard, the acquired loans were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type and purpose, industry segment and loan structure. Credit risk characteristics included risk rating groups pass, special mention, substandard, and doubtful and lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

One pool of purchased performing consumer loans was reevaluated after the initial recording of the transaction due to higher charge-offs than originally estimated. As a result, the discount on this pool was increased by $2.2 million, and the related deferred tax asset increased by $735 thousand which increased the previously disclosed goodwill by $1.4 million. These adjustments are reflected in the table above.

At April 1, 2017, the gross contractual amounts of receivable and the fair value for the purchased credit impaired loans (“PCI”) were $8.3 million, while the estimated cash flows expected to be collected were approximately $7.4 million. Information about the PCI loan portfolio at April 1, 2017 is as follows:

(Dollars in thousands)	April 1, 2017
Contractual principal and interest due	$8,303
Nonaccretable difference	869

Expected cash flows	7,434
Accretable yield	1,354

Purchased credit impaired loans—estimated fair value	$6,080

Loans which totaled approximately $55.4 million which were acquired were held for sale as of June 30, 2017. Management decided to withdraw these loans from held for sale status and classified them back as held to maturity loans in the 3rd quarter of 2017.

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

Core Deposit Intangible

The fair value of the core deposit intangible (“CDI”) was determined based on a combined discounted economic benefit and market approach. The economic benefit was calculated as the cost savings between maintaining the core deposit base and using an alternate funding source, such as Federal Home Loan Bank of Atlanta (“FHLB”) advances. The life of the deposit base and projected deposit attrition rates was determined using Virginia BanCorp’s historical deposit data. The CDI fair value was estimated at $3.7 million or 2.52% of acquired deposits, excluding time deposits. The CDI is being amortized over a weighted average life of 92 months using a sum-of-the-months’ digits method.

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

FHLB Advances

The fair value of FHLB advances was considered to be equivalent to Virginia BanCorp’s recorded book balance as the advances matured on April 30, 2017.

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

Pro Forma Financial Information

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2016. The unaudited combined pro forma revenue and net income combines the historical results of Virginia BanCorp with the Company’s consolidated statements of operations for the period listed below, and while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2016. Acquisition related expenses of $2.0 million were included in the Company’s actual consolidated statements of operations for the year ended December 31, 2017, but were excluded from the unaudited pro forma information listed below. Legacy Virginia BanCorp incurred $174 thousand of merger related expenses during the first three months of 2017 which was also excluded from the unaudited pro forma information below. Additionally, the Company expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts below:

	For the Years Ended
(Dollars in thousands)	December 31, 2017	December 31, 2016
Net interest income	$27,169	$27,342
Net income	1,825	6,182

Impact of Certain Acquisition Accounting Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from Virginia BanCorp had the following impact on the consolidated statements of operations for the years ended December 31, 2017.

Year Ended
(Dollars in thousands)	December 31, 2017
Loans(1)	$1,907
Core deposit intangible(2)	(679)
Time deposits(3)	307
Depreciation(4)	(30)

Net impact to income before income taxes	$1,505

(1)	Loan discount accretion is included in the “Loans, including fees” section of “Interest Income” in the consolidated statements of operations.
(2)	Premium amortization is included in “Other expense” section of “Non-Interest Expenses” in the consolidated statements of operations.
(3)	Time deposit premium amortization is included in the “Deposits” section of “Interest Expense” in the consolidated statements of operations.
(4)	Depreciation on the fair value mark up of fixed assets is included in “Occupancy expense” section of “Non-Interest Expense” in the consolidated statements of operations.

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

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income, such as deferred fees and costs, charge-offs, discounts on acquired loans, and premiums or discounts on purchased loans. Interest on loans is recognized over the term of the loan and is calculated using the interest method on principal amounts outstanding. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan, adjusted for early pay-offs, where applicable.

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

Charge-Off of Uncollectible Loans

As soon as any loan becomes uncollectible, the loan will be charged down or charged off as follows:

•	If unsecured, the loan must be charged off in full.

•	If secured, the outstanding principal balance of the loan should be charged down to the net realizable value of the collateral.

Loans should be considered uncollectible when:

•	No regularly scheduled payment has been made within four months, or

•	The loan is unsecured, the borrower files for bankruptcy protection and there is no other (guarantor, etc.) support from an entity outside of the bankruptcy proceedings

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

Management employs a risk rating system to evaluate and consistently categorize loan portfolio credit risk. Prior to the merger, loans that were assigned risk rating grades included all commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which were impaired, loans to real estate developers and contractors, consumer loans greater than $250 thousand with chronic delinquency, and TDRs. All other loans that were not specifically assigned a risk rating grade were monitored as a discrete pool of loans generally based on delinquency status. Subsequent to the merger and core system conversion, with the exception of purchased consumer loan pools, all loans are risk rated using loan risk grading software that employs a variety of algorithms based on detailed account characteristics, which include a borrower’s payment history on a total relationship basis, as well as loan to value exposure. For non-homogeneous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan. Purchased consumer loan pools are evaluated on a homogenous basis such that any balances past due by 90 days or more are rated substandard. Risk rating categories are as follows:

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

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured for impairment generally include (1) any loan risk rated Special Mention or worse where the borrower has filed for bankruptcy; (2) all loans risk rated Substandard or worse with balances of $400 thousand or more; and (3) all loans classified as a TDR. A specific allowance arises when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates any loans not identified as impaired, which are typically smaller commercial loans, residential mortgages and consumer loans, grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, then adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

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

Construction and development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor may face financial pressure unrelated to the project. Loans secured by land, farmland and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate which may depreciate over time. Consumer loans carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by divorce, unemployment, personal illness or bankruptcy of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral. Consumer loans include loans and debt consolidation loans purchased from third parties. Consumer loans have historically included credit cards, which are unsecured. The credit card portfolio was sold to an unaffiliated third party in the third quarter of 2016.

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

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probably at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining the market value, PCI loans were aggregated into pools of loans based on common characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). These estimates include certain prepayment assumptions based on the nature of each loan pool. The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Loans not designated PCI loans as of the acquisition date are designated purchased performing loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing or PCI loans. A provision for loan loses is recorded for any deterioration in these loans subsequent to the acquisition.

Mortgage servicing rights (“MSRs”)

MSRs are included on the consolidated balance sheets and recorded at fair value on an ongoing basis. Changes in the fair value of the MSRs are recorded in the results of operations. A fair value analysis of MSRs is performed on a quarterly basis.

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

Goodwill and Intangible Assets

Goodwill is related to unidentifiable intangible assets arising from the merger with Virginia BanCorp on April 1, 2017 and the acquisition of five branches during the years 1994 through 2000. Goodwill is tested annually for impairment. If impairment exists, the amount of impairment would result in a charge to expense.

Intangible assets with definite useful lives are amortized over their estimated useful lives, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s Consolidated Balance Sheets. The core deposit intangible is the only intangible asset with a definite useful life, and is being amortized over 92 months.

Long-lived assets, including purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management concluded that no circumstances indicating an impairment of these assets existed as of the balance sheet date.

Income taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations. Tax years 2014, 2015, and 2016 are still open for Internal Revenue Service audit.

The Company evaluates its deferred tax assets quarterly to determine if it is more likely than not those assets will be recovered and if a valuation allowance is needed. At December 31, 2017, the Company determined no valuation allowance related to its deferred tax assets was necessary.

Pension benefits

The Company has a non-contributory cash balance benefit pension plan which was frozen in 2012. The plan covers employees who had become vested in the plan by the date it was frozen. The balances for those employees in the plan receive interest credits.

Postretirement benefits

The Company provides certain health care benefits for employees who retired prior to March 1, 2018 and met eligibility requirements.

Employer Stock Ownership Plan (“ESOP”)

The Company currently has two ESOPs for the benefit of all eligible employees. Shares held by the legacy ESOP of the former Bank of Lancaster employees are considered outstanding for purposes of computing earnings per share as they are fully allocated. Unearned ESOP shares in the ESOP acquired in the Virginia BanCorp merger, are shown as a reduction of shareholders’ equity. The unearned ESOP shares are not included in basic or diluted earnings per share calculation as discussed in Note 18 until those shares are allocated to participants’ accounts.

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

Trust assets and income

Customer assets held by the Financial Group, other than cash on deposit at the Bank, are not included in these financial statements, since such items are not assets of the Bank or the Financial Group. Trust fees are recorded on the accrual basis.

Earnings per share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options. Shares held by the ESOP which collateralize ESOP borrowings are excluded from both basic and diluted averages shares outstanding. Refer to Note 20.

Off-balance-sheet financial instruments

In the ordinary course of business, the Company enters into off-balance-sheet financial agreements such as home equity lines of credit, overdraft protection lines of credit, unsecured lines of credit, construction loan commitments and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

Advertising

Advertising costs are expensed as incurred and totaled $664 thousand and $197 thousand for the years ended December 31, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). ASU 2018-02 allows for a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Reform Act, which was enacted on December 22, 2017. The guidance is effective for interim and annual periods beginning on or after December 15, 2018. Early adoption is permitted. The Company early adopted this amendment, and the effects are presented in the accompanying financial statements. Retained earnings was increased by $188 thousand and AOCI was reduced by $188 thousand as a result of the adoption of this guidance.

In March 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718).” The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. ASU 2017-09 will be effective for annual periods and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect on the adoption to have a material effect on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. ASU 2017-07 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company expects to adopt ASU 2017-07 in the first quarter of 2018. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU simplifies accounting for goodwill impairments by eliminating step two (the implied fair value to carrying value of goodwill) from the existing goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which is new guidance for the accounting for credit losses on instruments within its scope. It introduces a new model for current expected credit losses (“CECL”) which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This will include loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. In addition, ASU 2016-13 replaces the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. The ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models and methods for estimating the ALL. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the impact that ASU 2016-13 will have on its consolidated financial statements. A committee has been formed to consider the impact of the standard and periodic historical loan data is being accumulated which will allow for migration analysis of risk ratings, past due and non-accrual status, plus other various individual loan characteristics.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. ASU 2016-02 will be effective for the Company for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt ASU 2016-02 in the first quarter of 2019. The Company is evaluating the impact of the standard and expects a minimal increase in assets and liabilities resulting from the recording of right to use assets and offsetting liabilities; however, the Company does not expect the guidance to have a material effect on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) which requires equity investments, other than those accounted for using the equity method, to be measured at fair value through earnings. There will no longer be an available-for-sale classification measured (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The cost method is also eliminated for equity instruments without a readily determinable fair value. For these investments, companies can elect to record the investment at cost, less impairment, plus or minus subsequent adjustments for observable price changes. This election only applies to equity investments that do not qualify for the net asset value practical expedient. Public companies will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the ASU requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The classification and measurement guidance is effective for periods beginning after December 15, 2017. The Company’s primary available-for sale investments are debt securities and are therefore not included in the scope of ASU 2016-01. The Company is engaging a third party to assist with the measurement of exit prices.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. In August 2015, the FASB issued ASU 2014-09 changing the effective date for ASU 2014-09 to annual reporting periods beginning after December 15, 2017 from December 15, 2016. The Company’s primary source of revenue is interest income from loans and their fees and investments. As these items are outside the scope of the guidance, this income is not expected to be impacted by implementation of ASU 2014-09. The Company has reviewed other sources of income such as fiduciary fees, secondary market lending fees and other deposit account fees to evaluate the impact of ASU 2014-09, and has determined the new guidance will not have a material impact on its consolidated financial statements.

Note 4. Intangible Assets

The Company’s intangible assets consist of core deposits, goodwill, and mortgage servicing rights arising from previous and current acquisitions. The Company has determined that the core deposit intangible has a finite life and amortizes it over its estimated useful life. The core deposit intangible asset is being amortized over the period of expected benefit, which is 92 months, using the sum-of-the-months digits method.

On April 1, 2017, the Company completed the acquisition of Virginia BanCorp and acquired core deposit intangible assets of $3.7 million and $7.6 million of goodwill. The Company also has goodwill relating to the purchase of five branches during the years 1994 through 2000. The balance of the goodwill at both December 31, 2017 and 2016, as reflected on the consolidated balance sheets, was $10.4 million and $2.8 million, respectively. Management determined that the branch purchases qualified as acquisitions of businesses and that the related unidentifiable intangibles were goodwill.

Intangible assets with indefinite lives are tested annually for impairment. The test performed on goodwill using financial information as of September 30, 2017 found no impairment. Subsequently, the Company updated its consideration of goodwill impairment as of December 31, 2017 and reaffirmed that no impairment existed.

Information concerning intangible assets with a finite life is presented in the following table:

(Dollars in thousands)
	Gross Carrying	Accumulated	Net Carrying
December 31, 2017	Value	Amortization	Value
Core deposit intangibles	$3,670	$679	$2,991
Other intangibles	999	—	999

	$4,669	$679	$3,990

	Gross Carrying	Accumulated	Net Carrying
December 31, 2016	Value	Amortization	Value
Other intangibles	$671	$—	$671

Amortization expense of core deposit intangibles for the years ended December 31, 2017, and 2016 totaled $679 thousand and $0, respectively. As of December 31, 2017, the estimated remaining amortization expense of core deposit intangibles is as follows:

(Dollars in thousands)
2018	$798
2019	674
2020	551
2021	427
2022	304
Thereafter	237

Total estimated amortization expense	$2,991

Note 5. Investment Securities

The aggregate amortized cost and fair values of the available-for-sale securities portfolio are as follows:

(Dollars in thousands)
		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
Corporate bonds	$6,696	$23	$(2)	$6,717
U.S. Government agencies and mortgage backed securities	49,964	6	(687)	49,283
State and municipal obligations	21,113	195	(155)	21,153

	$77,773	$224	$(844)	$77,153

		Gross	Gross
Available-for-sale securities	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	(Losses)	Value
Corporate bonds	$7,695	$14	$(5)	$7,704
U.S. Government agencies and mortgage backed securities	25,668	53	(408)	25,313
State and municipal obligations	18,566	49	(459)	18,156

	$51,929	$116	$(872)	$51,173

The cost of securities sold is based on actual net cost. Gross realized gains and gross realized losses, as well as proceeds on sales and calls of securities, were as follows:

	For the years ended December 31,
(Dollars in thousands)	2017	2016
Gross realized gains	$7	$445
Gross realized losses	(5)	(10)

Net realized gains	$2	$435

Aggregate proceeds	$17,937	$19,509

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2017, are shown below:

(Dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,583	$3,514
Due after one year through five years	37,746	37,425
Due after five through ten years	28,442	28,250
Due after ten years	8,002	7,964

	$77,773	$77,153

Average yields (taxable equivalent) on securities were 3.02% and 3.09% for the years ended December 31, 2017 and 2016, respectively.

Securities with a market value of $19.4 million and $19.1 million at December 31, 2017 and 2016, respectively, were pledged as collateral for repurchase agreements and for other purposes as required by law. As of December 31, 2017 and 2016, all the securities pledged to repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $9.5 million and $18.3 million as of December 31, 2017 and December 31, 2016, respectively, and included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value.

Securities in an unrealized loss position at December 31, 2017 and 2016, by duration of the unrealized loss, are shown below. The unrealized loss positions were directly related to interest rate movements as there is minimal credit risk exposure in these investments. All agency securities, states and municipal securities and certificates of deposit are investment grade or better and their losses are considered temporary. The corporate bonds are subordinated debt notes issued by financial institutions. Management does not intend to sell the securities and does not expect to be required to sell the securities. All amortized cost bases are expected to be recovered. At December 31, 2017, there was one corporate bond in an unrealized loss position. Bonds with unrealized loss positions at December 31, 2016, included 37 federal agencies, one corporate bond and 39 municipals.

(Dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$498	$(2)	$—	$—	$498	$(2)
U.S. Government agencies	25,053	(353)	16,184	(334)	41,237	(687)
States and municipal obligations	2,753	(15)	5,787	(140)	8,540	(155)

Total temporarily impaired securities	$28,304	$(370)	$21,971	$(474)	$50,275	$(844)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2016	Value	Loss	Value	Loss	Value	Loss
Corporate bonds	$995	$(5)	$—	$—	$995	$(5)
U.S. Government agencies	20,933	(396)	1,308	(12)	22,241	(408)
States and municipal obligations	12,888	(459)	—	—	12,888	(459)

Total temporarily impaired securities	$34,816	$(860)	$1,308	$(12)	$36,124	$(872)

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $3.7 million and $1.9 million at December 31, 2017 and December 31, 2016, respectively, and are included in restricted securities on the consolidated balance sheets. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $1.9 million and $580 thousand at December 31, 2017 and December 31, 2016. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks, and the length of time a decline has persisted; commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank; and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock.

Note 6. Loans

The following is a summary of the balances of loans:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Mortgage loans on real estate:
Construction, Land and Land Development	$66,042	$39,818
Farmland	923	1,023
Commercial Mortgages (Non-Owner Occupied)	146,757	35,343
Commercial Mortgages (Owner Occupied)	80,052	41,825
Residential First Mortgages	269,365	194,007
Residential Revolving and Junior Mortgages	46,498	26,425
Commercial and Industrial loans	114,093	43,024
Consumer Loans	42,566	3,544

Total loans	766,296	385,009
Net unamortized deferred loan costs	200	391
Allowance for loan losses	(7,770)	(3,863)

Loans, net	$758,726	$381,537

The recorded investment in past due and non-accruing loans is shown in the following table. A loan past due by 90 days or more is generally placed on nonaccrual, unless it is both well secured and in the process of collection.

		90 Days or
	30-89	More Past		Total Past
(Dollars in thousands)	Days	Due and		Due and		Total
December 31, 2017	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$261	$—	$1,237	$1,498	$64,544	$66,042
Farmland	—	48	—	48	875	923
Commercial Mortgages (Non-Owner Occupied)	449	—	—	449	146,308	146,757
Commercial Mortgages (Owner Occupied)	412	—	1,752	2,164	77,888	80,052
Residential First Mortgages	2,321	—	1,942	4,263	265,102	269,365
Residential Revolving and Junior Mortgages	449	—	1,338	1,787	44,711	46,498
Commercial and Industrial	331	—	92	423	113,670	114,093
Consumer Loans	288	—	135	423	42,143	42,566

Total	$4,511	$48	$6,496	$11,055	$755,241	$766,296

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2016	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$623	$623	$39,195	$39,818
Farmland	57	—	—	57	966	1,023
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	35,343	35,343
Commercial Mortgages (Owner Occupied)	188	—	2,270	2,458	39,367	41,825
Residential First Mortgages	1,546	—	2,155	3,701	190,306	194,007
Residential Revolving and Junior Mortgages	480	—	160	640	25,785	26,425
Commercial and Industrial	408	—	92	500	42,524	43,024
Consumer Loans	—	—	—	—	3,544	3,544

Total	$2,679	$—	$5,300	$7,979	$377,030	$385,009

The following table includes an aging analysis, based upon contractual terms, of the recorded investment of PCI loans as of December 31, 2017, included in the table above.

		90 Days or
	30-89	More Past		Total Past
(Dollars in thousands)	Days	Due and		Due and		Total
December 31, 2017	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$—	$—	$1,405	$1,405
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	171	171
Commercial Mortgages (Owner Occupied)	161	—	—	161	160	321
Residential First Mortgages	349	141	—	490	3,320	3,810
Residential Revolving and Junior Mortgages	—	20	—	20	29	49
Consumer loans	—	4	—	4	65	69

Total	$510	$165	$0	$675	$5,150	$5,825

Note 7. Allowance for Loan Losses

A disaggregation of and an analysis of the change in the allowance for loan losses by segment is shown below.

	Mortgage	Commercial	Consumer
	Loans on	and	and other
(Dollars in thousands)	Real Estate	Industrial	Loans	Total
For the Twelve Months Ended December 31, 2017
Beginning Balance	$3,318	$493	$52	$3,863
(Charge-offs)	(577)	(729)	(171)	(1,477)
Recoveries	91	263	96	450
Provision (recovery)	1,032	851	3,051	4,934

Ending Balance	$3,864	$878	$3,028	$7,770

Individually evaluated for impairment	$861	$92	$141	$1,094
Collectively evaluated for impairment	3,003	786	2,887	6,676

	Mortgage	Commercial	Consumer
	Loans on	and	and Other
(Dollars in thousands)	Real Estate	Industrial	Loans	Total
For the Twelve Months Ended December 31, 2016
Beginning Balance	$3,502	$599	$122	$4,223
Reclassification of allowance related to sold loans	—	—	(27)	(27)
(Charge-offs)	(735)	(158)	(53)	(946)
Recoveries	254	61	11	326
Provision (recovery)	297	(9)	(1)	287

Ending Balance	$3,318	$493	$52	$3,863

Individually evaluated for impairment	$803	$92	$—	$895
Collectively evaluated for impairment	2,515	401	52	2,968

As a result of the fair value adjustment made to a pool of consumer loans acquired in the merger with Virginia BanCorp, $696 thousand of charge-offs previously reported in the Consumer and Other Loans segment were reclassified against consumer loans. Refer to Note 2, Business Combination.

Loan receivables evaluated for impairment individually and collectively by segment as of December 31, 2017 and 2016 are as follows:

	Mortgage	Commercial	Consumer
	Loans on	and	and Other
(Dollars in thousands)	Real Estate	Industrial	Loans	Total
As of December 31, 2017
Individually evaluated for impairment	$8,874	$92	$141	$9,107
Collectively evaluated for impairment	595,007	114,001	42,356	751,364
Loans acquired with deteriorated credit quality	5,756	—	69	5,825

Total Gross Loans	$609,637	$114,093	$42,566	$766,296

As of December 31, 2016
Individually evaluated for impairment	$10,323	$92	$—	$10,415
Collectively evaluated for impairment	328,118	42,932	3,544	374,594

Total Gross Loans	$338,441	$43,024	$3,544	$385,009

The following table presents the changes in the accretable yield for PCI loans (refer to Note 3) since acquisition on April 1, 2017 through December 31, 2017 (in thousands):

December 31, 2017
Balance at acquisition, April 1, 2017	$1,354
Accretion	(267)
Reclassifications from nonaccretable balance, net	—
Other changes, net	—

Balance as of December 31, 2017	$1,087

As of December 31, 2017 there was no allowance on PCI loans.

Internal risk rating grades are shown in the following table.

	Construction,			Residential	Commercial	Commercial
	Land and		Residential	Revolving and	Mortgages	Mortgages	Commercial
(Dollars in thousands)	Land		First	Junior	(Non-Owner	(Owner	and	Consumer
As of December 31, 2017	Development	Farmland	Mortgages	Mortgages	Occupied)	Occupied)	Industrial	Loans	Total
Grade:
Pass	$55,949	$923	$256,614	$43,659	$140,625	$67,732	$110,281	$12,431	$688,214
Watch	6,690	—	8,624	1,376	5,931	10,076	2,373	29,917	64,987
Special mention	172	—	205	—	—	—	1,347	—	1,724
Substandard	3,231	—	3,922	1,463	201	2,244	92	218	11,371
Doubtful	—	—	—	—	—	—	—	—	—

Total	$66,042	$923	$269,365	$46,498	$146,757	$80,052	$114,093	$42,566	$766,296

	Construction,		Commercial	Commercial
	Land and		Mortgages	Mortgages	Commercial
	Land		(Non-Owner	(Owner	and
As of December 31, 2016	Development	Farmland	Occupied)	Occupied)	Industrial	Total
Grade:
Pass	$32,009	$1,023	$30,639	$31,191	$40,841	$135,703
Watch	5,795	—	4,184	6,652	1,891	18,522
Special mention	180	—	272	1,453	125	2,030
Substandard	1,834	—	248	2,529	167	4,778
Doubtful	—	—	—	—	—	—

Total	$39,818	$1,023	$35,343	$41,825	$43,024	$161,033

As of December 31, 2016, internal risk rating grades were generally assigned to commercial loans not secured by real estate, commercial mortgages, residential mortgages greater than $1 million, smaller residential mortgages which are impaired, loans to real estate developers and contractors, consumer loans greater than $250,000 with chronic delinquency, and TDRs, as shown in the following table (for December 31, 2016). The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. Risk grades (refer to Note 3) are evaluated as new information becomes available for each borrowing relationship. After completing the system conversion, the bank has adopted a new risk grading system over its entire loan portfolio. As of December 31, 2017, except for pooled consumer loans, the existing loan portfolio is risk graded using loan risk grading software that employs a variety of algorithms based on detailed account characteristics to include borrower’s payment history on a total relationship basis as well as loan to value exposure. For non-homogenous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan. For pooled consumer loans, a loan is graded “substandard” when a payment reaches 90 days past due, otherwise the loan is graded “pass”.

Prior to merger, the bank did not assign internal risk grades to smaller mortgage and smaller consumer loans. These loans were considered to be nonperforming when they are delinquent by 90 days or more or non-accruing and credit risk is primarily evaluated by delinquency status, as shown in the table below for December 31, 2016.

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

The following tables show the Company’s recorded investment and the customers’ unpaid principal balances for impaired loans excluding PCI loans, with the associated allowance amount, if applicable, as of December 31, 2017 and 2017, along with the average recorded investment and interest income recognized for the years ended December 31, 2017 and 2016.

(Dollars in thousands)	As of December 31, 2017			As of December 31, 2016
IMPAIRED LOANS
	Recorded	Customers’ Unpaid	Related	Recorded	Customers’ Unpaid	Related
	Investment	Principal Balance	Allowance	Investment	Principal Balance	Allowance
With no related allowance:
Construction, Land and Land Development	$900	$1,378	$—	$1,531	$1,539	$—
Residential First Mortgages	1,488	1,488	—	2,112	2,176	—
Residential Revolving and Junior Mortgages (1)	414	414	—	995	999	—
Commercial Mortgages (Non-owner occupied)	—	—	—	248	248	—
Commercial Mortgages (Owner occupied)	1,721	1,971	—	1,860	2,178	—
Commercial and Industrial	—	—	—	—	—	—
Consumer—Other	—	—	—	—	—	—

	4,523	5,251	—	6,746	7,140	—

With an allowance recorded:
Construction, Land and Land Development	550	621	137	243	286	145
Residential First Mortgages	1,914	1,914	367	1,951	1,951	367
Residential Revolving and Junior Mortgages (1)	1,340	1,340	162	544	546	199
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	547	586	195	839	854	92
Commercial and Industrial	92	92	92	92	101	92
Consumer—Other	141	141	141	—	—	—

	4,584	4,694	1,094	3,669	3,738	895

Total Impaired Loans:
Construction, Land and Land Development	1,450	1,999	137	1,774	1,825	145
Residential First Mortgages	3,402	3,402	367	4,063	4,127	367
Residential Revolving and Junior Mortgages (1)	1,754	1,754	162	1,539	1,545	199
Commercial Mortgages (Non-owner occupied)	—	—	—	248	248	—
Commercial Mortgages (Owner occupied)	2,268	2,557	195	2,699	3,032	92
Commercial and Industrial	92	92	92	92	101	92
Consumer—Other	141	141	141	—	—	—

	$9,107	$9,945	$1,094	$10,415	$10,878	$895

Notes:

(1)	Junior mortgages include equity lines.

	For the Year Ended		For the Year Ended
	December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
With no related allowance:
Construction, Land and Land Development	$1,282	$66	$1,316	$55
Residential First Mortgages	1,449	21	1,956	14
Residential Revolving and Junior Mortgages (1)	417	5	808	38
Commercial Mortgages (Non-owner occupied)	—	—	251	15
Commercial Mortgages (Owner occupied)	1,800	32	1,858	27
Commercial and Industrial	—	—	—	—
Consumer—Other	—	—	—	—

	4,948	124	6,189	149

With an allowance recorded:
Construction, Land and Land Development	572	4	253	5
Residential First Mortgages	1,932	93	1,956	90
Residential Revolving and Junior Mortgages (1)	1,360	44	218	9
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	572	12	819	22
Commercial and Industrial	92	—	103	1
Consumer—Other	28	6	—	—

	4,556	159	3,349	127

Total
Construction, Land and Land Development	1,854	70	1,569	60
Residential First Mortgages	3,381	114	3,912	104
Residential Revolving and Junior Mortgages (1)	1,777	49	1,026	47
Commercial Mortgages (Non-owner occupied)	—	—	251	15
Commercial Mortgages (Owner occupied)	2,372	44	2,677	49
Commercial and Industrial	92	—	103	1
Consumer—Other	28	6	—	—

	$9,504	$283	$9,538	$276

Prior to the Bank’s core system conversion, which was completed during the fourth quarter of 2017, smaller non-accruing loans, and non-accruing loans that were not graded because they were included in homogenous pools, generally did not meet the criteria for impairment testing, and were therefore excluded from impaired loan disclosures. At December 31, 2016, non-accruing loans excluded from impaired loan disclosure totaled $465 thousand. If interest on these non-accruing loans had been accrued, such income would have approximated $5 thousand during the year ended December 31, 2016.

Loans modified as TDRs are considered impaired and are individually evaluated for the amount of impairment in the ALL. The following table presents, by segments of loans, information related to loans modified as TDRs during the years ended December 31, 2017 and 2016.

	For the Year Ended			For the Year Ended
	December 31, 2017			December 31, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(Dollars in thousands)		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
TROUBLED DEBT RESTRUCTURINGS	Loans	Investment	Investment	Loans	Investment	Investment
Residential first mortages (1)	1	$820	$820	1	$244	$244
Consumer loan (1)	1	147	147	—	—	—

Notes:

(1)	Modifications were an extention of the loan terms.

	For the Year Ended		For the Year Ended
	December 31, 2017		December 31, 2016
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commerical mortgages (Owner occupied)	0	0	0	0

There were 18 TDRs with an aggregate balance of $4.1 million and 16 TDRs with an aggregate balance of $3.2 million outstanding as of December 31, 2017 and December 31, 2016, respectively. Of the total TDR’s, 11 TDRs with an aggregate balance of $2.6 million were non performing as of December 31, 2017 and 9 TDRs with an aggregate balance of $1.1 million were nonperforming as of December 31, 2016.

Note 8. Other Real Estate Owned, Net

Other real estate owned (“OREO”) is presented net of a valuation allowance for losses. An analysis of the valuation allowance on OREO is shown below.

	Years ended
	December 31,
(Dollars in thousands)	2017	2016
Balance, beginning of year	$473	$621
Provision for losses	245	53
Charge-offs	(190)	(201)

Balance, end of period	$528	$473

Expenses applicable to OREO include the following:

	Years ended
	December 31,
(Dollars in thousands)	2017	2016
Net (gain) loss on sales of real estate	$(23)	$74
Provision for losses	245	53
Operating expenses, net of income	138	93

Total expenses	$360	$220

The following table details the properties included in OREO as of December 31, 2017 and December 31, 2016. There were no collateralized consumer residential mortgage loans in the process of foreclosure as of December 31, 2017.

	As of December 31, 2017		As of December 31, 2016
	No. of	Carrying	No. of	Carrying
(Dollars in thousands)	Properties	Value	Properties	Value
Residential	5	$443	2	$891
Land lots	20	3,223	7	547
Convenience store	1	55	1	59
Restaurant	1	36	1	55
Commerical properties	2	527	3	942

Total	29	$4,284	14	$2,494

Included in other assets as of December 31, 2017 and 2016, is one residential property purchased in 2013 from a related party with a value of $708 thousand and a former branch, which was closed April 30, 2015, with a value of $403 thousand.

Note 9. Premises and Equipment, net

Components of premises and equipment included in the balance sheets at December 31, 2017 and 2016 were as follows:

	2017	2016
(Dollars in thousands)
Land and improvements	$4,762	$2,350
Buildings and improvements	16,634	12,221
Furniture and equipment	9,126	10,323

Total cost	30,522	24,894
Less accumulated depreciation	(12,656)	(14,050)

Premises and equipment, net	$17,866	$10,844

Depreciation expense for the years ended December 31, 2017 and 2016 totaled $1.4 million and $1.1 million, respectively.

Note 10. Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and 2016 was $58.7 million and $19.2 million, respectively.

At December 31, 2017, the scheduled maturities of time deposits are as follows (in thousands):

2018	$235,751
2019	30,986
2020	54,022
2021	25,991
2022	12,239
Thereafter	—

$358,989

At December 31, 2017 and 2016, overdraft demand deposits reclassified to loans totaled $80 thousand and $51 thousand, respectively.

At December 31, 2017 and 2016, the Company had wholesale deposits of $1.0 million and $8.5 million, respectively.

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

	Pension Benefits		Postretirement Benefits
(Dollars in thousands)	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation, beginning of year	$3,398	$3,488	$540	$668
Service cost	—	—	22	22
Interest cost	121	134	21	28
Actuarial loss (gain)	323	17	(120)	(170)
Benefit payments	(581)	(279)	(6)	(8)
Settlement loss	12	38	—	—

Benefit obligation, end of year	3,273	3,398	457	540

Change in plan assets
Fair value of plan assets, beginning of year	2,690	2,806	—	—
Actual return on plan assets	356	163	—	—
Employer contributions	—	—	6	8
Benefits payments	(581)	(279)	(6)	(8)

Fair value of plan assets, end of year	2,465	2,690	—	—

Funded status at the end of the year	$(808)	$(708)	$(457)	$(540)

Amounts recognized in accumulated other comprehensive loss (income)
Net loss (gain)	$1,187	$1,316	$(344)	$(234)
Prior service cost	—	—	—	—
Net obligation at transition	—	—	—	—

Amount recognized	$1,187	$1,316	$(344)	$(234)

Components of net periodic benefit cost (gain)
Service cost	$—	$—	$22	$22
Interest cost	121	134	21	28
Expected (return) on plan assets	(167)	(189)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	(11)	—
Recognized net loss due to settlement	195	90	—	—
Recognized net actuarial loss	81	77	—	—

Net periodic benefit (gain) cost	230	112	32	50

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
Net (gain) loss	(130)	(86)	(109)	(170)
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	—	—

Total recognized in other comprehensive loss/(income)	(130)	(86)	(109)	(170)

Total recognized in net periodic benefit cost and other comprehensive loss/(income)	$100	$26	$(77)	$(120)

Weighted-average assumptions as of December 31:	2017	2016	2017	2016

Discount rate used for Net Periodic Pension Cost	4.00%	4.25%	4.00%	4.25%
Discount Rate used for Disclosure	3.50%	4.00%	3.50%	4.00%
Expected return on plan assets	7.25%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Rate of compensation increase for net periodic pension cost	N/A	N/A	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	N/A	N/A

Estimated future benefit payments for the pension and postretirement plans are as follows (in thousands):

	Pension	Postretirement
2018	$316	$6
2019	321	7
2020	265	7
2021	206	7
2022	195	6
2023 - 2027	1,417	28

Pension Plan. The accumulated benefit obligation for the cash balance pension plan was $3.3 million and $3.4 million at December 31, 2017 and 2016, respectively.

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

The Company expects to make no contributions to its pension plan for the 2018 plan year.

Postretirement benefits plan. As of December 31, 2017, there are no longer any benefits under the Company’s postretirement plan that are impacted by medical trends. The Company plans to terminate this plan as of March 31, 2018, therefore no contributions are anticipated in 2018. As of December 31, 2017 and 2016, the Company paid approximately $6 thousand and $8 thousand, respectively, for employees who retired.

401(k) retirement plan. During 2017, the Company had two 401(k) retirement plans. One plan was for eligible employees of the surviving company (“Surviving Plan”) before and after the merger with Virginia BanCorp. The second plan was for eligible employees of Virginia BanCorp (“Acquired Plan”), which continued subsequent to the legal merger date of April 1, 2017. Any employee hired after April 1, 2017, once eligible, could participate in the Surviving Plan. The Surviving Plan was amended and restated effective January 1, 2018.

During 2017, substantially all employees were eligible to participate in one of the Company’s 401(k) retirement plan beginning the first of the month following their hire date. New employees and employees of the surviving company were eligible to participate in the Surviving Plan. New employees were eligible for participation the month following their hire date, and the Company matched 100% of the first 3% and 50% of the next 3% of all participants’ contributions. Additional contributions can be made at the discretion of the Company’s Board of Directors. Contributions to the Surviving Plan amounted to $277 thousand and $193 thousand for the years ended December 31, 2017 and 2016, respectively.

Employees of former Virginia Commonwealth Bank were eligible to participate in the Acquired Plan during 2017. At the discretion of the Board of Directors on an annual basis, the Company matched 100% of participant contributions to the Acquired Plan up to 4% of earned compensation, and this match was deposited into each participant’s account. Such matching contributions by the Company were subject to a vesting schedule whereby participants must have been credited with at least 1,000 hours of service for the plan year. See Note 18 for details on Company contributions to the ESOP.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2017 and 2016, the Company had outstanding loan commitments approximating $144.2 million and $38.2 million, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. At December 31, 2017 and 2016, commitments under outstanding performance stand-by letters of credit aggregated $447 thousand and $452 thousand, respectively. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 13. Restrictions on Cash and Due from Banks

The Board of Governors of the Federal Reserve System (the “Federal Reserve”) requires banks to maintain cash reserves against certain categories of deposit liabilities. The aggregate amount of daily average required reserves for the final weekly reporting period of 2017 was $13.5 million and $25 thousand for the similar final period of 2016.

Note 14. Other Borrowings

Securities sold under repurchase agreements were $9.5 million and $18.3 million as of December 31, 2017 and December 31, 2016, respectively, and included in liabilities on the consolidated balance sheets. Securities sold under agreements to repurchase are secured transactions with customers, generally mature the day following the day sold and can be changed at the option of the Bank with minimal risk of loss due to fair value. During 2017 and 2016, the average rates of the repurchase agreements were 0.17% and 0.16%, respectively. Unused lines of credit with nonaffiliated banks, excluding FHLB, totaled $24.5 million and $21.5 million at December 31, 2017 and 2016, respectively. Draws upon these lines have time limits varying from two to four consecutive weeks. The banks providing these lines can change the interest rates on these lines daily. The lines renew annually and are tested periodically each year.

The table below presents selected information on short-term borrowings:

	As of December 31,
	2017	2016
(Dollars in Thousands)
Balance outstanding at period-end	$9,498	$18,310
Maximum balance at any month end during the year	$17,091	$18,310
Average balance for the period	$11,001	$9,299
Weighted average rate for the period	0.17%	0.16%
Weighted average rate on borrowings at period end	0.21%	0.13%
Estimated fair value at year end	$9,498	$18,310

Note 15. Debt

As of December 31, 2017 and December 31, 2016, the Bank had $70.0 million and $35.0 million of outstanding FHLB debt, respectively, consisting of two and five advances, respectively. Three advances for $5.0 million each that matured in January 2017, June 2017, and September 2017 were repaid as well as one advance for $10.0 million that matured in February 2017 were combined together and rolled over into a $60.0 million fixed rate advance (shown below). The $60.0 million advance that matured in January 2018 was replaced with a $60.0 million fixed rate advance with an interest rate of 1.42% maturing in February of 2018. Subsequently, the $60.0 million advance that matured on February 2, 2018, was replaced with a $60.0 million fixed rate advance with an interest rate of 1.44% maturing on March 5, 2018. On March 5, 2018, the $60.0 million advance matured and was substantially replaced with a $50 million fixed rate advance with an interest rate of 1.63% maturing on April 2, 2018.

The two advances are shown in the following table.

Description	Balance	Originated	Interest Rate	Date
Adjustable Rate Hybrid	$10,000,000	4/12/2013	3.25750%	4/13/2020
Fixed Rate Credit	60,000,000	12/1/2017	1.34000%	1/2/2018

	$70,000,000		1.68000%

Advances on the FHLB lines are secured by a blanket lien on qualified 1 to 4 family residential real estate loans. Immediate available credit, as of December 31, 2017, was $162.8 million against a total line of credit of $238.8 million.

As of December 31, 2017 and December 31, 2016, the Company had $70.0 million and $35.0 million, respectively, in FHLB debt outstanding with a weighted average interest rate of 1.68% and 1.49%, respectively.

Subordinated Debt

On May 28, 2015, the Company entered into a Purchase Agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “Notes”) to the accredited investors. The Notes have a maturity date of May 28, 2025. The Notes bear interest, payable on the 1st of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders. The Company has the right to redeem the Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020 and prior to the maturity date, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a Note may declare the principal amount of the Note to be due and immediately payable. The Notes are unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes qualify as Tier 2 capital for regulatory reporting.

(Dollars in thousands)	Balance as of December 31, 2017	Balance as of December 31, 2016
6.5% Subordinated Debt	$7,000	$7,000
Less: Issuance costs	(123)	(140)

	$6,877	$6,860

Note 16. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Virginia. The Commonwealth of Virginia does not charge an income tax for regulated banking institutions. The Tax Reform Act enacted in December 2017 reduced the federal corporate marginal income tax rate from 34% to 21% effective January 1, 2018. As a result of the Tax Reform Act, the Company recognized a provisional $1.3 million reduction in the value of net deferred tax assets, which was recorded as additional income tax expense in the fourth quarter of 2017 and which increased significantly the effective tax rate for the year ended December 31, 2017. This amount will be final with preparation of the 2017 tax return.

The expense (benefit) for income taxes consisted of the following (in thousands):

Year ended December 31,	2017	2016
Current	$362	$1,054
Deferred	435	(88)

	$797	$966

The reasons for the differences between the statutory Federal income tax rates and the effective tax rates are summarized as follows:

	2017	2016
Statutory rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt interest	51.1%	-6.1%
Bank owned life insurance	33.9%	-2.7%
Merger costs	-15.0%	2.5%
The Tax Act	-283.1%	0.0%
Other, net	11.4%	-0.1%

	-167.8%	27.6%

Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Management believes it is more likely than not that all of the deferred tax assets will be realized. The components of the net deferred tax assets and liabilities included in other assets, using federal corporate tax rates of 21% as of December 31, 2017 and 34% as of December 31, 2016, are as follows (in thousands):

December 31,	2017	2016
Deferred tax assets
Allowance for loan losses	$1,632	$908
Interest on non-accrual loans	58	130
Other real estate	433	446
Pension plan	170	242
Postretirement benefits	96	184
Unrealized losses (gains) on available-for-sale securities	130	268
Deferred compensation	189	191
Stock-based compensation	26	30
Alternative Minimum Tax Credit	134	—
Net discount on loan portfolios acquired in merger with Virginia Bancorp	1,576	—
Premium on time deposits acquired in merger with Virginia Bancorp	89	—
Other	212	27

Total deferred tax assets	4,745	2,426

Deferred tax liabilities
Depreciation	(69)	(126)
Amortization of goodwill	(1,218)	(955)
Net deferred loan fees and costs	65	(133)
Premium on fixed assets acquired in merger with Virginia Bancorp	(561)	—
Recapture of bad debts experience reserve	(229)	—
Other	(391)	(58)

Total deferred tax liabilities	(2,403)	(1,272)

Net deferred tax assets	$2,342	$1,154

The Company had investments in three separate housing equity funds at December 31, 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver federal low-income housing tax credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.4 million as of December 31, 2017. These investments and related tax benefits have expected terms through 2030. Tax credits and other benefits recognized related to these investments during 2017 and 2016 were $68 thousand and $17 thousand, respectively. Additional capital calls expected for the funds totaled $1.5 million at December 31, 2017 and are included in other liabilities on the consolidated balance sheets.

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

Quantitative measures established by regulation to ensure capital adequacy required the Company and the Bank during 2017 to maintain minimum amounts and ratios (set forth in the table below) of total common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2017 and 2016, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2017, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized on such date, an institution must maintain minimum total risk-based, common equity Tier 1 risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and December 31, 2016, are presented in the following tables:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$120,091	16.24%	$59,150	8.00%	N/A	N/A
Virginia Commonwealth Bank	93,540	12.70%	58,914	8.00%	$73,642	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	105,444	14.26%	44,363	6.00%	N/A	N/A
Virginia Commonwealth Bank	85,770	11.65%	44,185	6.00%	$58,914	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	105,444	14.26%	33,272	4.50%	N/A	N/A
Virginia Commonwealth Bank	85,770	11.65%	33,139	4.50%	$47,868	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	105,444	10.99%	38,382	4.00%	N/A	N/A
Virginia Commonwealth Bank	85,770	8.97%	38,259	4.00%	$47,824	5.0%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Risk Based Capital (to Risk Weighted Assets)
Consolidated	$51,810	15.02%	$27,600	8.00%	N/A	N/A
Bank of Lancaster	46,977	13.69%	27,460	8.00%	$34,325	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	41,087	11.91%	20,700	6.00%	N/A	N/A
Bank of Lancaster	43,114	12.56%	20,595	6.00%	$27,460	8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	41,087	11.91%	15,525	4.50%	N/A	N/A
Bank of Lancaster	43,114	12.56%	15,446	4.50%	$22,311	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	41,087	8.66%	18,967	4.00%	N/A	N/A
Bank of Lancaster	43,114	9.18%	18,793	4.00%	$23,491	5.0%

Bank Dividends

One source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval from the Bank’s regulators.

Note 18. Employee Stock Ownership Plan

During 2017, the Company had two Employee Stock Ownership Plans. The first plan is a noncontributory Employee Stock Ownership Plan (“Surviving ESOP”) for the benefit of all eligible employees who became eligible prior to and after the merger with Virginia BanCorp on April 1, 2017. Employees who have completed twelve months of service and who have attained the age of 21 years are eligible. Contributions to the plan are at the discretion of the Company’s Board of Directors. Contributions are allocated proportionately based on the covered compensation of each participant compared to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The Surviving ESOP had 112,847 allocated shares as of December 31, 2017. Contributions to the plan were $75 thousand and $67 thousand in 2017 and 2016, respectively. Dividends received on the Company’s stock held by the Surviving ESOP totaled $14 thousand in 2017 and $0 in 2016. Shares held by the Surviving ESOP are considered outstanding for purposes of computing earnings per share.

As a result of the merger with Virginia BanCorp on April 1, 2017, the Company has a second ESOP (“Acquired ESOP”), which was available to eligible employees of former Virginia Commonwealth Bank. The Acquired ESOP was a non-contributory plan supported by contributions made at the discretion of the Bank’s Board of Directors. The Acquired ESOP was a stock bonus plan qualified under Section 401(a) of the Internal Revenue Code and an employee stock ownership plan under Section 4975(e)(7) of the Internal Revenue Code. The Acquired ESOP was eligible to each employee over the age of 21 who had been employed for at least one month. The Company made semi-monthly safe harbor cash contributions totaling 3% of an eligible employee’s compensation to the employee’s account. These safe harbor contributions were not subject to a vesting schedule. At the discretion of the Board of Directors on an annual basis, the Company also matched 100% of eligible employee 401(k) plan contributions up to 4% of earned compensation, and this match was deposited into the employee’s ESOP account. Such matching contributions made by the Company were subject to a vesting schedule whereby participants must have been credited with at least 1,000 hours of service for the plan year.

As of December 31, 2017, the Acquired ESOP has five outstanding loans totaling $1.1 million, with 164,835 unearned shares pledged to those loans and 508,380 shares allocated to employee accounts. The fair value of shares not allocated to participants’ accounts was $1.7 million at December 31, 2017. During 2017, safe harbor contributions to the Acquired ESOP totaled $72 thousand, matching contributions totaled $76 thousand, and dividends received totaled $87 thousand. Expense related to shares committed to be released from loans totaled $133 thousand.

The Surviving Plan was amended and restated effective January 1, 2018, and the Acquired Plan was merged into the Surviving Plan (now, the “Combined ESOP”). Participants of either prior plan on January 1, 2018 shall continue to be a participant in the Combined ESOP. Otherwise, each eligible employee shall become a participant as of the first January 1st or July 1st coinciding with or following the date on which the employee has attained the age of 21 and has completed one year of service in which at least 1,000 hours of service has been credited to the employee. The Company may make discretionary and matching contributions to the Combined ESOP. The employee must become a participant in the Combined ESOP for purposes of receiving allocations of matching contributions as of the first day of the month coinciding with or following the date on which salary deferral contributions are made on their behalf under the 401(k) plan.

Note 19. Stock-Based Compensation Plans

On June 28, 2013, the Company registered a new stock-based compensation plan with the Securities and Exchange Commission, which suspended all other plans. There are 219,210 shares available for grant under this plan at December 31, 2017. Unissued shares are generally used for exercises of stock options and restricted stock grants.

Stock-based compensation expense related to stock awards during 2017 and 2016 was $199 thousand and $60 thousand, respectively. There was no unrecognized compensation expense related to stock options as of December 31, 2017.    During 2017 there were issued 4 separate grants with a total of 86,790 options which were immediately vested compared to 29,500 options granted and vested during 2016. Compensation expense for stock options is the estimated fair value of options granted using the Black-Scholes Model amortized on a straight-line basis over the vesting period of the award. The expected volatility is based on historical volatility of the Company’s stock price. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The fair value of options granted during 2017 were $1.93, $1.73, $1.50 and $1.50. The fair value of options granted during 2016 was $2.14 and $2.00.

The variables used in these calculations of the fair value of the options are as follows:

	For the twelve months ended December 31,
	2017	2016
Risk free interest rate (5 year Treasury)	2.10%	1.94%
Expected dividend yield	1%	0%
Expected term (years)	5	5
Expected volatility	16.1%-21.7%	24.5%-40.1%

Stock option plan activity for 2017 and 2016 is summarized below:

	Weighted Average		Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Life (in years)	Intrinsic Value (1)
Options outstanding, January 1, 2016	211,185	$6.57	6.0
Granted	29,500	7.24
Forfeited	(13,787)	5.90
Exercised	0	0
Expired	(8,598)	12.84

Options outstanding, December 31, 2016	218,300	$6.35	6.0	$378,288

Granted	86,790	10.08
Forfeited	(1,195)	8.43
Exercised	(43,244)	5.85
Expired	(9,625)	13.76

Options outstanding, December 31, 2017	251,026	$7.43	6.73	$753,229

Options exercisable, December 31, 2017	251,026	$7.43	6.73	$753,229

(1)	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on changes in the market value of the Company’s common stock.

During 2017, the Company awarded 15,500 shares of restricted stock, for a total award value of $131 thousand. As of December 31, 2017, 10,500 shares remain non-vested and $62 thousand of compensation expense remains unrecognized. The value of the restricted stock awards was calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Employees have the right to vote the shares and to receive cash or stock dividends for restricted shares, if any. Non-vested shares of restricted stock are not included in the computation of basic earnings per share.

Note 20. Earnings per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	December 31, 2017		December 31, 2016
	Average Shares	Per share Amount	Average Shares	Per share Amount
Basic earnings per share	9,399,223	$(0.14)	4,774,856	$0.53
Effect of dilutive securities:
Stock options	—		25,090

Diluted earnings per share	9,399,223	$(0.14)	4,799,946	$0.53

For the year ended 2017, options on 251,026 shares and 10,500 restricted shares were not included in computing diluted earnings per share because their effects were anti-dilutive. For the year ended 2016, options on 62,541 shares were not included in computing diluted earnings per share because their effects were anti-dilutive.

Note 21. Related Parties

The Company has entered into transactions with its directors and principal officers of the Company, their immediate families and affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $7.4 million and $8.9 million at December 31, 2017 and 2016, respectively. All such loans, in the opinion of management, were made in the normal course of business on the same terms, including interest rate, collectability and collateral, as those prevailing at the time for comparable transactions.

(Dollars in thousands
Balance, January 1, 2017	$8,863
New loans and extensions to existing loans	25
Repayments and other reductions	(1,534)

Balance, December 31, 2017	$7,354

Unfunded commitments to extend credit to related parties were $3.7 million and $2.0 million at December 31, 2017 and 2016, respectively.

The Company maintains deposit accounts with some related parties. The aggregate amount of these deposit accounts at December 31, 2017 and 2016 amounted to $1.4 million and $696 thousand, respectively.

On May 28, 2015, the Company issued $7.0 million of 6.50% subordinated debt. Related parties purchased and held principal note amounts of $285 thousand. As of December 31, 2017, the Company owed these related parties $291.0 thousand in principal and accrued interest with regard to the subordinated debt.

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

During the fourth quarter of 2016, management determined that the methodology used to determine the fair value of certain U.S. government securities as a group instead of individually was considered Level 2 fair value measurement, therefore approximately $1.6 million of Level 1 securities were moved to Level 2. During the fourth quarter of 2016, $1.5 million of corporate bonds were transferred from Level 2 to Level 3 due to the passage of time from the trade date and reliance upon non-binding bid prices as the primary fair value input.

Defined benefit plan assets: Defined benefit plan assets are recorded at fair value on an annual basis at year end.

Mortgage servicing rights: The Company currently owns MSRs from two portfolios, one serviced for Fannie Mae (“FNMA”) and one serviced for Freddie Mac (“FHLMC”).

The MSR for the portfolio serviced for FNMA is recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of December 31, 2017 and $6.00 per loan as of December 31, 2016. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 150% as of December 31, 2017 and December 31, 2016. A discount rate of 13.0% was then applied to each pool as of December 31, 2017 and 14.0% as of December 31, 2016. This discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. This MSR is classified as Level 3.

Similarly, the MSR for the portfolio serviced for FHLMC is recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations. This MSR was acquired by the Bank as part of the merger with Virginia BanCorp effective April 1, 2017. A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each. Loans are segregated into five pools based on each loan’s term and coupon strata. All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $8.16 per loan as of December 31, 2017. Prepayment speeds are determined primarily based on the average interest rate and seasoning of the loans in each pool. The prepayment scale used is the PSA model as described above. The average PSA speed assumption in the fair value model is 192.4% as of December 31, 2017. The PSA speeds are converted to a constant prepayment rate (“CPR”) and then adjusted by applying betas to reflect the prepayment speeds of the portfolio based on historical payment behavior. As of December 31, 2017, an average CPR of 7.51% was applied based on the prior three years of history. An average discount rate of 3.6% was applied to each pool. This rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. This MSR is classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of

December 31, 2017 and December 31, 2016:

(Dollars in thousands)		Fair Value Measurements at December 31, 2017 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$6,717	$—	$—	$6,717
U. S. Government agencies and mortgage backed securities	49,283	—	49,283	—
State and municipal obligations	21,153	—	21,153	—

Total securities available-for-sale:	$77,153	$—	$70,436	$6,717

Mortgage servicing rights	$999	$—	$—	$999
Defined benefit plan assets:
Mutual funds - fixed income	994	994	—	—
Mutual funds - equity	1,471	1,471	—	—

Total defined benefit plan assets	$2,465	$2,465	$—	$—

		Fair Value Measurements at December 31, 2016 Using
Description	Balance	Level 1	Level 2	Level 3
Securities available-for-sale:
Corporate bonds	$7,704	$—	$—	$7,704
U. S. Government agencies	25,313	—	25,313	—
State and municipal obligations	18,156	—	18,156	—

Total securities available-for-sale:	$51,173	$—	$43,469	$7,704

Mortgage servicing rights	$671	$—	$—	$671
Defined benefit plan assets:
Mutual funds - fixed income	$1,041	$1,041	$—	$—
Mutual funds - equity	1,649	1,649	—	—

Total defined benefit plan assets	$2,690	$2,690	$—	$—

The reconciliation of items using Level 3 inputs is as follows:

(Dollars in thousands)	MSRs	Corporate Bonds
Balance, January 1, 2017	$671	$7,704
Purchases	—	—
Acquired in merger	324	—
Impairments	—	—
Fair value adjustments	4	13
Sales	—	(1,000)

Balance, December 31, 2017	$999	$6,717

(Dollars in thousands)	MSRs	Corporate Bonds
Balance, January 1, 2016	$658	$3,945
Purchases	—	3,750
Impairments	—	—
Fair value adjustments	13	9
Sales	—	—

Balance, December 31, 2016	$671	$7,704

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

Other Real Estate Owned: OREO is measured at fair value less estimated costs to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. The initial fair value of OREO is based on an appraisal done at the time of foreclosure. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest income on the Consolidated Statements of Operations.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the end of the respective period.

		Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Balance as of
Description	December 31, 2017	Level 1	Level 2	Level 3
Impaired Loans, net	$3,491	$—	$—	$3,491
Other real estate owned, net	4,284	—	—	4,284

		Fair Value Measurements at December 31, 2017 Using
	Balance as of
Description	December 31, 2016	Level 1	Level 2	Level 3
Impaired Loans, net	$2,774	$—	$—	$2,774
Other real estate owned, net	2,494	—	—	2,494

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2017:

(Dollars in thousands)	Balance as of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$3,491	Discounted appraised value	Selling Cost	6% - 20% (16%)
			Lack of Marketability	50% - 90% (65%)
Other real estate owned, net	4,284	Discounted appraised value	Selling Cost	3% - 13% (8%)
			Lack of Marketability	10% - 100% (16%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2016:

(Dollars in thousands)	Balance as of December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired Loans, net	$2,774	Discounted appraised value	Selling Cost	10% - 20% (16%)
			Lack of Marketability	50% (50%)
Other real estate owned, net	2,494	Discounted appraised value	Selling Cost	3% - 13% (5%)
			Lack of Marketability	10% - 20% (11%)

The estimated fair values of financial instruments are shown in the following table. The carrying amounts in the table are included in the balance sheet under the applicable captions.

			Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2017	December 31, 2017	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,396	$9,396	$9,396	$—	$—
Interest-bearing deposits	41,971	41,971	41,971	—	—
Certificates of deposit	3,224	3,224	—	3,224	—
Federal funds sold	6,961	6,961	6,961	—	—
Securities available-for-sale	77,153	77,153	—	70,436	6,717
Restricted securities	5,787	5,787	—	—	5,787
Loans, net	758,726	774,099	—	—	774,099
Loans held for sale	1,651	1,651	—	—	1,651
Accrued interest receivable	3,194	3,194	—	3,194	—
Mortgage servicing rights	999	999	—	—	999
Financial Liabilities:
Non-interest-bearing liabilities	$103,037	$103,037	$103,037	$—	$—
Savings and other interest-bearing deposits	299,820	299,820	—	299,820	—
Time deposits	358,989	356,450	—	—	356,450
Securities sold under repurchase agreements	9,498	9,498	—	9,498	—
FHLB advances	70,000	70,486	—	70,486	—
Subordinated debt	6,877	7,000	—	—	7,000
Accrued interest payable	318	318	—	318	—

			Fair Value Measurements at December 31, 2017 Using
(Dollars in thousands)	Balance as of	Fair Value as of
Description	December 31, 2016	December 31, 2016	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$4,851	$4,851	$4,851	$—	$—
Interest-bearing deposits	7,501	7,501	7,501	—	—
Certificates of deposit	4,216	4,216	—	4,216	—
Federal funds sold	2,350	2,350	2,350	—	—
Securities available-for-sale	51,173	51,173	—	43,469	7,704
Restricted securities	2,649	2,649	—	—	2,649
Loans, net	381,537	384,468	—	—	384,468
Loans held for sale	276	276	—	—	276
Accrued interest receivable	1,372	1,372	—	1,372	—
Mortgage servicing rights	671	671	—	—	671
Financial Liabilities:
Non-interest-bearing liabilities	$74,799	$74,799	$74,799	$—	$—
Savings and other interest-bearing deposits	178,869	178,869	—	178,869	—
Time deposits	128,050	127,497	—	—	127,497
Securities sold under repurchase agreements	18,310	18,310	—	18,310	—
FHLB advances	35,000	35,668	—	35,668	—
Subordinated debt	6,860	7,000	—	—	7,000
Accrued interest payable	331	331	—	331	—

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At December 31, 2017 and December 31, 2016, the fair value of loan commitments and standby letters of credit was immaterial and therefore, they are not included in the table above.

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

Note 23. Leases

The Company has long-term leases for three retail branches and office equipment. Lease expense for 2017 and 2016 was $377 thousand and $179 thousand, respectively. Pursuant to the terms of these leases, the following is a schedule, by year, of future minimum lease payments required under the long-term non-cancelable lease agreements (in thousands).

2018	341
2019	270
2020	262
2021	270
2022	160

1,303

Note 24. Condensed Financial Information of Parent Company

Financial information pertaining only to Bay Banks of Virginia, Inc. is as follows:

Condensed Balance Sheets	December 31, 2017	December 31, 2016
Assets
Cash and due from non-affiliated banks	$24,475	$990
Interest-bearing deposits	609	168
Certificates of deposit	—	1,240
Investments in subsidiaries	96,539	45,510
Other assets	2,002	1,680

Total assets	$123,625	$49,588

Liabilities and Shareholders’ Equity
Liabilities
Subordinated debt	$6,877	$6,860
Deferred directors’ compensation	901	561
Other borrowings	1,129	—
Other liabilities	162	462

Total liabilities	9,069	7,883

Total shareholders’ equity	114,556	41,705

Total liabilities and shareholders’ equity	$123,625	$49,588

(Dollars in thousands) Condensed Statements of Operations	Years ended December 31,
	2017	2016
Interest income	$2	$17
Interest expense	481	472

Net interest expense	(479)	(455)
Non-interest income	857	678
Non-interest expense	1,752	1,261

Loss before income taxes and equity in undistributed earnings of subsidiaries	(1,374)	(1,038)
Income tax benefit	(340)	(194)

Loss before equity in undistributed earnings of subsidiaries	(1,034)	(844)

Equity in undistributed earnings of subsidiaries	(238)	3,379

Net income (loss)	$(1,272)	$2,535

(Dollars in thousands) Condensed Statements of Cash Flows	Years ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$(1,272)	$2,535
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	17	16
Stock-based compensation	200	60
Equity in undistributed earnings of subsidiaries	238	(3,379)
Decrease (increase) in other assets	(324)	240
Net change in deferred directors’ compensation	340	83
(Decrease) increase in other liabilities	(300)	(688)

Net cash used in operating activities	(1,101)	(1,133)

Cash Flows from Investing Activities:
Maturities (purchases) of certificates of deposit	1,240	1,240
Investment in subsidiaries	(8,750)	(1,000)

Net provided by (cash used) in investing activities	(7,510)	240

Cash Flows from Financing Activities:
Dividends paid and cash in lieu of stock	(1,431)	—
Stock options exercised	253	—
Issuance of stock, net	32,804	—
ESOP loans acquired from VBC	911	—

Net cash provided by financing activities	32,537	—

Net decrease in cash and due from banks	23,926	(893)
Cash and cash equivalents at January 1	1,158	2,051

Cash and cash equivalents at December 31	$25,084	$1,158

Note 25. Accumulated Other Comprehensive Loss, net

The balances in accumulated other comprehensive income (loss) are shown in the following table (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2016	$107	$(883)	$(776)
Change in net unrealized holding losses on securities, before reclassification, net of tax benefit of $175	(340)	—	(340)
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $148	(287)	—	(287)
Net gain on pension and postretirement plans, net of tax expense of $87	—	168	168

Balance December 31, 2016	(520)	(715)	(1,235)

Change in net unrealized holding gains on securities, before reclassification, net of tax expense of $30	114	—	114
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $0	(2)	—	(2)
Net gain on pension and postretirement plans, net of tax expense of $41	—	155	155

Net current period other comprehensive gain (loss)	112	155	267

Tax Cuts and Jobs Act of 2017, reclassification from AOCI to retained earnings, tax effect	(81)	(107)	(188)

Balance at December 31, 2017	$(489)	$(667)	$(1,156)

Reclassification for previously unrealized gains and impairments on securities and pension and postemployment related costs are reported in the consolidated statements of comprehensive income (loss) as follows:

	Accumulated Other Comprehensive Income (Loss) Reclassification for the Year Ended December 31, 2017
(Dollars in thousands)	Holding gains (losses) on securities	Pension and postemployment costs
Net gains on sales of securities available-for-securities	$2	$—
Salaries and employee benefits	—	(81)
Tax (expense) benefit	—	28

Impact on net income	$2	$(53)

	Accumulated Other Comprehensive Income (Loss) Reclassification for the Year Ended December 31, 2016
(Dollars in thousands)	Holding gains (losses) on securities	Pension and postemployment costs
Net gains on sale of securities available-for-securities	$435	$—
Salaries and employee benefits	—	(77)
Tax (expense) benefit	(148)	26

Impact on net income	$287	$(51)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of December 31, 2017, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company did not maintain effective disclosure controls and procedures due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2017, due to the existence of material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses were identified during the course of completing the Company’s financial reporting process as of December 31, 2017 and subsequent to the Company’s migration to a new core operating system as part of its 2017 merger with Virginia BanCorp, Inc. The following represent the material weaknesses:

•	Failure to meet two COSO criteria:

•	COSO principle number 2: Management establishes, with board oversight, structures, reporting lines, and appropriate authorities in the pursuit of objectives. Financial reporting responsibilities were not clearly communicated which created delays in the release of timely and accurate financial statements.

•	COSO principle number 4: The Organization demonstrates a commitment to attract, develop, and retain competent individuals in alignment with objectives. The accounting team, as of December 31, 2017, did not have an adequate number of individuals with the depth of financial reporting knowledge needed for the size and complexity of the Company.

•	Lack of sufficient controls around the financial reporting process that allowed for the timely release of financial statements, that included timely reconciliation of material accounts;

•	Lack of sufficient internal controls around the preparation of the tax calculation, specifically, the Company did not maintain effective controls related to review of the deferred tax calculation related to the merger. The deferred tax calculation was not reviewed at a precise or sensitive enough level that could detect a material misstatement; and

•	Inadequate internal controls in the Company’s calculation of the ALL and accurate fair value reporting of the acquisition of loans pertaining to a pool of purchased consumer term loans. Specifically, there was a failure to monitor the realized losses pertaining to a pool of purchased consumer term loans, which provided contrary evidence that the fair value estimated as of the effective date of the merger was sufficient. Other control deficiencies included a lack of documentation on reconciliation of activity in the ALL model to supporting schedules and no documented review of the inputs used in accounting for loans acquired in the merger by management.

These control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements and disclosures that would not be prevented or detected on a timely basis. Accordingly, management has concluded that these control deficiencies constitute material weaknesses. The Company performed procedures to mitigate the impact of these deficiencies on the Company’s consolidated financial statements as of December 31, 2017, including reviews and the performance of additional analysis and other procedures by additional staff and outside professionals.

The foregoing has been approved by the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, who have been involved in the analysis of the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation

Management, with oversight from the Audit Committee, is committed to remediating the foregoing material weaknesses and is actively engaged in the implementation of a remediation plan to ensure that controls contributing to these material weaknesses are designed appropriately and will operate effectively. The Company has engaged professional outside accounting services to remediate weaknesses in financial reporting and disclosure controls and procedures. Further, the Company hired a new Chief Financial Officer and Controller with substantial SEC reporting experience and expertise required to implement appropriate changes in internal controls surrounding the areas mentioned above. To remediate the tax calculation material weakness, the Company plans to strengthen the review procedures by hiring additional accounting staff skilled in tax preparation and by engaging outside tax professionals, if needed. Stronger quarterly tax controls with improved documentation standards, technical oversight, and training will be implemented. To remediate the material weakness in the ALL calculation and acquisition accounting, the Company plans to strengthen the monitoring and documentation of accounting for loans acquired in the merger related to the purchased portfolio of consumer loans. The reconciliation of data flowing into the ALL model will be more formally documented. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting in the areas described above, management plans to design and implement additional compensating measures and controls to address control deficiencies. The new controls and procedures will be tested throughout the year. Our goal is to remediate this material weakness by the end of 2018, subject to there being sufficient opportunities to conclude, through testing, that the enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Chief Executive Officer and Chief Financial Officer Code of Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer. A copy of the code is filed as Exhibit 14.1 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2017, relating to the Company’s stock-based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

At December 31, 2016	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	251,026	(1)	$7.43	219,210
Equity compensation plans not approved by shareholders	—		—	—

Total	251,026		$6.35	219,210

(1)	Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock-based compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements are included in Part II, Item 8, Financial Statements and Supplementary Data

(a)2.	All required tables are included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(a)3.	Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated November 2, 2016, by and between Bay Banks of Virginia, Inc. and Virginia BanCorp Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on November 8, 2016).

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to Exhibit 3.1 to the Form 10-K for the year ended December 31, 2002).

3.2	Articles of Amendment to Articles of Incorporation of Bay Banks of Virginia, Inc. (filed herewith).

3.3	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on March 15, 2018).

4.1	Form of 6.50% Subordinated Note (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 2, 2015).

10.1	Amended and Restated Employment Agreement, dated November 2, 2016, by and among Bay Banks of Virginia, Inc., Bank of Lancaster and Randal R. Greene (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 8, 2016).

10.2	Employment Agreement, dated November 2, 2016, by and among Bay Banks of Virginia, Inc., Bank of Lancaster and Deborah M. Evans (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 8, 2016).

10.3	Employment Agreement, dated November 2, 2016, by and among Bay Banks of Virginia, Inc., Bank of Lancaster and Douglas F. Jenkins, Jr. (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 8, 2016).

10.4	1998 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 1999).

10.5	2003 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.0 to the Form S-8, Commission File Number 333-112947, filed on February 19, 2004).

10.6	2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Form S-8, Commission File Number 333-155370, filed on November 14, 2008).

10.7	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Form S-8, Commission File Number 333-189688, filed on June 28, 2013).

10.8	Form of Incentive Stock Option Agreement for the Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Form S-8, Commission File Number 333-189688, filed on June 28, 2013).

10.9	Form of Nonstatutory Stock Option Agreement for the Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to the Form S-8, Commission File Number 333-189688, filed on June 28, 2013).

10.10	Form of Restricted Stock Agreement for the Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Form S-8, Commission File Number 333-189688, filed on June 28, 2013).

10.11	Employment Agreement, dated November 2, 2016, between Bay Banks of Virginia, Inc. and C. Frank Scott, III (Incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Form S-4, Commission File Number 333-214921, filed on January 30, 2017).

10.12	Employment Agreement, dated November 2, 2016, between Bay Banks of Virginia, Inc. and James A. Wilson, Jr. (Incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Form S-4, Commission File Number 333-214921, filed on January 30, 2017).

10.13	Employment Agreement, dated November 2, 2016, between Bay Banks of Virginia, Inc. and C. Rodes Boyd, Jr. (Incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to the Form S-4, Commission File Number 333-214921, filed on January 30, 2017).

10.14	Employment Agreement, dated as of March 12, 2018, by and among Bay Banks of Virginia, Inc., Virginia Commonwealth Bank and Judy C. Gavant (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2018).

10.15	Form of Securities Purchase Agreement, dated August 29, 2017, by and among Bay Banks of Virginia, Inc. and the purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 1, 2017).

11.1	Statement re: Computation of per share earnings. (Incorporated by reference to Note 20 of the 2017 Consolidated Financial Statements included herein).

14.1	Code of Ethics (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April, 2018.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 6th day of April, 2018.

PRINCIPAL EXECUTIVE AND ACTING FINANCIAL AND ACCOUNTING OFFICER:

/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer

DIRECTORS:
/s/ C. Frank Scott, III
C. Frank Scott, III
Chairman, Board of Directors
Director

/s/ Randal R. Greene
Randal R. Greene
Vice Chairman, Board of Directors
Director

/s/ C. Dwight Clarke
C. Dwight Clarke
Director

/s/ Elizabeth H. Crowther, Ed.D.
Elizabeth H. Crowther, Ed.D.
Director

/s/ Richard A. Farmar
Richard A. Farmar
Director

/s/ Julien G. Patterson
Julien G. Patterson
Director

/s/ Lawrence N. Ashworth
Lawrence N. Ashworth
Director

/s/ James B. McNeer
James B. McNeer
Director

/s/ Larry C. Tucker
Larry C. Tucker
Director

/s/ James P. VanLandingham
James P. VanLandingham
Director