Form 10-Q
period 2018-03-31
BAY BANKS OF VIRGINIA INC
filed 2018-05-11
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

(804) 325-3775

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,223,096 shares of common stock on May 4, 2018.

FORM 10-Q

For the interim period ending March 31, 2018

PART I – FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017 (1)
(Dollars in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$7,774	$9,396
Interest-bearing deposits	52,564	41,971
Certificates of deposit	3,224	3,224
Federal funds sold	3,358	6,961
Available-for-sale securities, at fair value	75,434	77,153
Restricted securities	5,510	5,787
Loans receivable, net of allowance for loan losses of $7,923 and $7,770, respectively	782,965	758,726
Loans held for sale	414	1,651
Premises and equipment, net	17,661	17,463
Accrued interest receivable	2,844	3,194
Other real estate owned, net	2,593	4,284
Bank owned life insurance	18,900	18,773
Goodwill	10,374	10,374
Mortgage servicing rights	930	999
Core deposit intangible	2,780	2,991
Other assets	7,351	7,609

Total assets	$994,676	$970,556

LIABILITIES
Noninterest-bearing deposits	$124,572	$103,037
Savings and interest-bearing demand deposits	299,216	299,820
Time deposits	373,163	358,989

Total deposits	796,951	761,846

Securities sold under repurchase agreements	6,551	9,498
Federal Home Loan Bank advances	60,000	70,000
Subordinated notes, net of issuance costs	6,881	6,877
Other liabilities	9,374	7,781

Total liabilities	879,757	856,002

SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,223,096 and 13,203,605 shares, respectively) (2)	66,115	66,018
Additional paid-in capital	37,189	37,142
Unearned employee stock ownership plan shares	(1,088)	(1,129)
Retained earnings	14,803	13,679
Accumulated other comprehensive loss, net	(2,100)	(1,156)

Total shareholders’ equity	114,919	114,554

Total liabilities and shareholders’ equity	$994,676	$970,556

(1)	Derived from the audited December 31, 2017 Consolidated Financial Statements.
(2)	Preferred stock is authorized; however, none was outstanding as of March 31, 2018 and December 31, 2017.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
(Dollars in thousands, except per share data)	March 31, 2018	March 31, 2017
INTEREST INCOME
Loans, including fees	$9,984	$4,388
Securities:
Taxable	397	269
Tax-exempt	120	114
Federal funds sold	74	1
Interest-bearing deposit accounts	98	7
Certificates of deposit	19	19

Total interest income	10,692	4,798

INTEREST EXPENSE
Deposits	1,607	630
Federal funds purchased	—	10
Securities sold under repurchase agreements	—	3
Subordinated notes	128	117
Federal Home Loan Bank advances	313	154

Total interest expense	2,048	914

Net interest income	8,644	3,884

Provision for loan losses	320	190

Net interest income after provision for loan losses	8,324	3,694

NON-INTEREST INCOME
Income from fiduciary activities	247	245
Service charges and fees on deposit accounts	135	212
Non-deposit product income	132	80
Other service charges and fees	50	171
Secondary market lending income	133	115
Increase in cash surrender value of bank owned life insurance	127	75
Net losses on sale of available-for-sale securities	—	(5)
Net losses on disposition of other assets	(69)	—
Gain on curtailment of post-retirement benefit plan	352	—
Other income	91	60

Total non-interest income	1,198	953

NON-INTEREST EXPENSE
Salaries and employee benefits	4,106	2,824
Occupancy	795	439
Data processing	548	204
Bank franchise tax	176	76
Telecommunications	106	28
FDIC assessments	183	85
Foreclosed property	12	10
Consulting	383	54
Advertising and marketing	68	95
Directors’ fees	168	111
Audit and accounting fees	363	83
Merger related	363	300
Intangible amortization	211	—
Net other real estate owned (gains) losses	(141)	96
Other	807	540

Total non-interest expense	8,148	4,945

Income (loss) before income taxes	1,374	(298)
Income tax expense (benefit)	250	(121)

Net income (loss)	$1,124	$(177)

Basic and diluted earnings (loss) per share	$0.09	$(0.04)

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Net income (loss)	$1,124	$(177)
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(1,192)	40
Deferred tax benefit (expense)	248	(13)
Reclassification of net available-for-sale securities loss recognized in net income	—	5
Deferred tax benefit	—	(2)

Total other comprehensive (loss) income	(944)	30

Comprehensive income (loss)	$180	$(147)

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
(Dollars in thousands)	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Shares	Earnings	Loss	Equity
Three months ended March 31, 2018
Balance at beginning of period	13,203,605	$66,018	$37,142	$(1,129)	$13,679	$(1,156)	$114,554
Net income	—	—	—	—	1,124	—	1,124
Other comprehensive income	—	—	—	—	—	(944)	(944)
Stock options exercised	19,491	97	16	—	—	—	113
ESOP compensation expense	—	—	—	41	—	—	41
Stock-based compensation expense	—	—	31	—	—	—	31

Balance at end of period	13,223,096	$66,115	$37,189	$(1,088)	$14,803	$(2,100)	$114,919

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities
Net income (loss)	$1,124	$(177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	382	274
Net premium accretion and discount amortization of securities	111	92
Amortization of subordinated debt issuance costs	4	4
Amortization of core deposit intangible	211	—
Accretion of fair value adjustment of time deposits	(68)	—
Accretion of fair value adjustments (discounts) of loans	(503)	—
Provision for loan losses	320	190
Share-based compensation and ESOP expense	72	59
Loss on sale of available-for-sale securities	—	5
Increase in other real estate owned valuation allowance	78	97
Gain on sale of other real estate owned	(219)	(1)
Loss on disposal of fixed and other assets	69	—
Decrease (increase) in value of mortgage servicing rights	69	(21)
Loan originations for sale	(7,189)	(3,471)
Loan sales	8,544	3,766
Gain on sold loans	(118)	(19)
Increase in cash surrender value of bank owned life insurance	(127)	(75)
Gain on curtailment of post-retirement benefit plan	(352)	—
Decrease in accrued interest receivable and other assets	787	33
Increase in other liabilities	1,945	146

Net cash provided by operating activities	5,140	902

Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	816	993
Proceeds from sales and calls of available-for-sale securities	—	995
Maturities of certificates of deposit	—	744
Purchases of available-for-sale securities and certificates of deposit	(400)	(693)
Sales (purchases) of restricted securities, net	277	(1,107)
Increase in federal funds sold	3,603	2,014
Loan (originations) and principal collections, net	(24,103)	(19,971)
Proceeds from sale of other real estate owned	1,879	12
Proceeds from sale of equipment	—	6
Purchases of premises and equipment	(580)	(295)

Net cash used in investing activities	(18,508)	(17,302)

Cash Flows From Financing Activities
Net increase (decrease) in demand, savings, and other interest-bearing deposits	20,931	(7,272)
Net increase in time deposits	14,242	8,054
Stock options exercised	113	—
Net decrease in securities sold under repurchase agreements	(2,947)	(9,821)
(Decrease) increase in Federal Home Loan Bank advances	(10,000)	25,000

Net cash provided by financing activities	22,339	15,961

Net increase (decrease) in cash and due from banks	8,971	(439)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	51,367	12,352

Cash and cash equivalents (including interest-earning deposits) at end of period	$60,338	$11,913

Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$2,166	$1,019
Income taxes	—	—
Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities	(1,192)	45
Loans transferred to other real estate owned	47	50
Changes in deferred taxes resulting from other comprehensive income transactions	248	(15)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

Bay Banks of Virginia, Inc. (the “Company”) is the holding company for Virginia Commonwealth Bank, formerly known as Bank of Lancaster (the “Bank” or “VCB”), for VCB Financial Group, Inc., formerly known as Bay Trust Company (“VCBFG”), and for Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc., the Bank, VCBFG, and Steptoes Holdings.

On April 1, 2017, the Company completed the merger with Virginia BanCorp Inc., which is further discussed in Note 3, and as such, the consolidated financial statements presented herein reflect the combined operations of the business combination since the effective time of the merger.

In August 2017, the Company completed a private placement of 3,783,784 shares of common stock at an offering price of $9.25 per share to certain existing shareholders, institutional investors, and other accredited investors. Proceeds from the offering, net of offering expenses, were $32.9 million.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to the general practices within the banking industry. In management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or for any other interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to current year presentations. The reclassifications had no effect on net income, net income per share, or shareholders’ equity as previously reported. All dollar amounts included in the tables in these notes are in thousands, except per share data, unless otherwise stated.

Note 2: Amendments to the Accounting Standards Codification

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). This ASU allows for a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. The guidance is effective for interim and annual periods beginning on or after December 15, 2018. Early adoption is permitted. The Company early adopted this amendment, and the effects are presented in the accompanying financial statements. Retained earnings was increased by $188 thousand and AOCI was reduced by $188 thousand as of December 31, 2017 as a result of the adoption of this standard.

In March 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. This ASU was effective for annual periods and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2018. The adoption did not have a material effect on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. This ASU is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU in the first quarter of 2018. The adoption did not have a material effect on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies accounting for goodwill impairments by eliminating step two (the implied fair value to carrying value of goodwill) from the existing goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the effect of the standard and does not expect it to have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which is new guidance for the accounting for credit losses on instruments within its scope. It introduces a new model for current expected credit losses (“CECL”), which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This will include loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this ASU replaces the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. The ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and has formed an implementation committee, which is studying the standard and accumulating historical loan data needed for implementation.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. This ASU is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effect of the standard; however, the Company does not expect the guidance to have a material effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires equity investments, other than those accounted for using the equity method, to be measured at fair value through earnings. There will no longer be an available-for-sale classification measured (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The cost method is also eliminated for equity instruments without a readily determinable fair value. For these investments, companies can elect to record the investment at cost, less impairment, plus or minus subsequent adjustments for observable price changes. This election only applies to equity investments that do not qualify for the net asset value practical expedient. Public companies will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, this ASU requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The classification and measurement guidance is effective for periods beginning after December 15, 2017. The Company’s primary available-for sale investments are debt securities and are therefore not included in the scope of this ASU; however, the Company engaged a third party to assist with the measurement of exit prices of its financial instruments disclosed in its consolidated financial statements and disclosures at amortized cost, including its loans receivables, deposits, and borrowings as of March 31, 2018, disclosed in Note 11. The adoption of this ASU did not have a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Subsequent to the issuance of this ASU, the FASB issued targeted updates to clarify specific implementation issues including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoptions, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect on initially applying the standard being recognized at the date of initial application. The effective date for this ASU was for annual reporting periods beginning after December 15, 2017. The Company’s primary source of revenue is interest income from loans and investments and loan fees. As these items are outside the scope of the standard, this income was not affected by the implementation of this ASU. The Company reviewed other sources of income including fiduciary fees, secondary market lending fees, and other deposit account fees against the requirements of the standard and concluded no changes in the accounting methods were necessary. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs should be presented net of related revenues); however, these classification changes resulted in immaterial changes to both revenue and expense in the first quarter of 2018. As a result, the adoption of this ASU by the Company in the first quarter of 2018 did not have a material effect on the financial statements.

Note 3: Business Combination

On April 1, 2017, the Company and Virginia BanCorp Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp (“the Merger”). The Company is the surviving corporation in the Merger, and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $42.2 million at the time of closing. As of the completion of the Merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company, and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company. After the Merger of Virginia BanCorp with and into the Company, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, a wholly-owned subsidiary of the Company, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank.

The Merger was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under this method, the assets and liabilities of Virginia BanCorp were recorded at their respective fair values as of April 1, 2017. Determining the fair value of assets and liabilities, particularly for the loan portfolio, is a complex process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. As a result, the Company recognized goodwill of $7.6 million in connection with the Merger, none of which is deductible for income tax purposes.

The following table details the total consideration paid by the Company on April 1, 2017, in connection with the acquisition of Virginia BanCorp, the fair value of the assets acquired and liabilities assumed, and the resulting goodwill:

		Fair Value	As Recorded
	As Recorded	Adjustments	by the
	by Virginia BanCorp	and Reclassifications	Company
Consideration paid:
Bay Banks of Virginia, Inc. common stock			$42,247
Identifiable assets acquired:
Cash and due from banks	$2,356	$—	$2,356
Interest-bearing deposits	12,342	—	12,342
Securities available-for-sale	22,088	—	22,088
Restricted securities	1,543	—	1,543
Loans receivable	272,479	(62,068)	210,411
Loans held for sale	—	55,648	55,648
Deferred income taxes	1,325	255	1,580
Premises and equipment	3,333	2,703	6,036
Accrued interest receivable	1,253	(24)	1,229
Other real estate owned	3,113	—	3,113
Core deposit intangible	—	3,670	3,670
Bank owned life insurance	8,430	—	8,430
Mortgage servicing rights	324	—	324
Other assets	365	—	365

Total identified assets acquired	328,951	184	329,135

Identifiable liabilities assumed:
Noninterest-bearing deposits	21,119	—	21,119
Savings and interest-bearing demand deposits	124,640	—	124,640
Time deposits	121,437	733	122,170
Federal Home Loan Bank advances	25,000	—	25,000
Other liabilities	1,525	—	1,525

Total identifiable liabilities assumed	293,721	733	294,454

Total identifiable assets assumed	$35,230	$(549)	$34,681

Goodwill resulting from acquisition			$7,566

Fair value of the major categories of assets acquired and liabilities assumed were determined as follows:

Loans

Acquired loans were recorded at fair value at the acquisition date at $266.1 million without carryover of Virginia BanCorp’s allowance for loan losses. Where loans exhibited characteristics of performance, fair value was determined based on a discounted cash flow analysis, which included default estimates. For loans identified as purchased credit-impaired (“PCI”), fair value was determined based on the estimated values of the underlying collateral or discounted cash flows. When estimating the amount and timing of both principal and interest cash flows expected to be collected, a market-based discount rate was applied to the loans, which were segregated into pools based on loan type and credit risk. Loan type was determined based on collateral type and purpose, industry segment, and loan structure. Credit risk characteristics included risk rating groups of pass, special mention, substandard, and doubtful, plus lien position. For valuation purposes, these pools were further disaggregated by maturity and pricing characteristics (e.g., fixed-rate, adjustable-rate, balloon maturities).

As of April 1, 2017, the gross contractual amounts receivable and the fair value for the PCI loans were $8.3 million, while the estimated cash flows expected to be collected were approximately $7.4 million. Information about the PCI loan portfolio at April 1, 2017 was as follows:

April 1, 2017
Contractual principal and interest due	$8,303
Nonaccretable difference	869

Expected cash flows	7,434
Accretable yield	1,354

Purchased credit impaired loans - estimated fair value	$6,080

Acquired loans totaling approximately $55.4 million were held for sale as of April 1, 2017. In the third quarter of 2017, management withdrew these loans from held-for-sale status and classified them as held for investment.

Premises and Equipment

The fair value of Virginia BanCorp premises, including land, buildings and building improvements, was determined based upon appraisals by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of cost, sales comparison, and income capitalization approaches for each property appraised. The fair value of premises and equipment resulted in a $2.7 million fair value adjustment.

Core Deposit Intangible

The fair value of the core deposit intangible (“CDI”) was determined based on a combined discounted economic benefit and market approach. The economic benefit was calculated as the cost savings between maintaining the core deposit base and using an alternate funding source, such as Federal Home Loan Bank of Atlanta (“FHLB”) advances. The life of the deposit base and projected deposit attrition rates were determined using Virginia BanCorp’s historical deposit data. The CDI fair value was estimated at $3.7 million or 2.52% of acquired deposits, excluding time deposits. The CDI is being amortized over a weighted average life of 92 months using a sum-of-the-months’ digits method.

Time Deposits

The fair value adjustment of time deposits represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term time deposits. The resulting estimated fair value adjustment of time deposits ranging in maturity from one month to five years resulted in a $733 thousand premium that is being amortized into income on a level-yield basis over the weighted average remaining life.

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

Pro Forma Financial Information

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2017. The unaudited combined pro forma revenue and net income combines the historical results of Virginia BanCorp with the Company’s consolidated statements of operations for the period noted, and while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2017. Merger related expenses of $363 thousand were included in the Company’s actual consolidated statements of operations for the three months ended March 31, 2018, but were excluded from the unaudited pro forma information below. Prior to the Merger, during the first three months of 2017, the Company incurred $300 thousand of merger related expenses, which were also excluded from the unaudited pro forma information below. Operational cost savings and other efficiencies expected to be achieved by the Company due to the Merger are also not reflected in the unaudited pro forma amounts.

For the three months ended March 31, 2017
Net interest income	$6,986
Net income	790

Impact of Certain Acquisition Accounting Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from Virginia BanCorp had the following impact on the consolidated statements of operations for the period presented below.

Three months ended March 31, 2018
Loans(1)	$503
Core deposit intangible(2)	(211)
Time deposits(3)	68
Depreciation(4)	(10)

Net impact to income before income taxes	$350

(1)	Loan discount accretion is included in loans, including fees, in interest income in the consolidated statements of operations.
(2)	CDI amortization is included in other expense in non-interest expense in the consolidated statements of operations.
(3)	Time deposit premium amortization is included in deposits in interest expense in the consolidated statements of operations.
(4)	Depreciation on the fair value adjustment of fixed assets is included in occupancy expense in non-interest expense in the consolidated statements of operations.

Note 4: Securities

The aggregate amortized costs and fair values of available-for-sale securities as of the periods presented were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$49,086	$11	$(1,475)	$47,622
State and municipal obligations	21,064	39	(406)	20,697
Corporate bonds	7,096	19	—	7,115

Total available-for-sale securities	$77,246	$69	$(1,881)	$75,434

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$49,964	$6	$(687)	$49,283
State and municipal obligations	21,113	195	(155)	21,153
Corporate bonds	6,696	23	(2)	6,717

Total available-for-sale securities	$77,773	$224	$(844)	$77,153

Average taxable equivalent yields on securities were 2.68% and 3.22% for the three months ended March 31, 2018 and 2017, respectively applying the statuatory rate for the respective periods.

Securities with fair values of $19.1 million and $19.4 million were pledged as collateral for repurchase agreements and for other purposes as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, all the securities pledged for repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $6.6 million and $9.5 million as of March 31, 2018 and December 31, 2017, respectively, and are included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

Securities in an unrealized loss position at March 31, 2018 and December 31, 2017, by period of the unrealized loss, are shown below. The unrealized loss positions were primarily related to interest rate movements and not the credit quality of the issuers. All agency securities and states and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered. Securities with unrealized loss positions at March 31, 2018 included 40 U.S. government agencies and 48 state and municipal obligations. Securities with unrealized loss positions at December 31, 2017 included 36 U.S. government agencies, 34 state and municipal obligations, and one corporate bond. The following tables provide additional information on these securities as of the periods presented.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2018	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies and mortgage backed securities	$31,533	$(885)	$14,685	$(590)	$46,218	$(1,475)
States and municipal obligations	8,804	(86)	5,594	(320)	14,398	(406)
Corporate bonds	—	—	—	—	—	—

Total temporarily impaired securities	$40,337	$(971)	$20,279	$(910)	$60,616	$(1,881)

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Loss	Value	Loss	Value	Loss
U.S. Government agencies and mortgage backed securities	$25,053	$(353)	$16,184	$(334)	$41,237	$(687)
States and municipal obligations	2,753	(15)	5,787	(140)	8,540	(155)
Corporate bonds	498	(2)	—	—	498	(2)

Total temporarily impaired securities	$28,304	$(370)	$21,971	$(474)	$50,275	$(844)

The following table presents the amortized cost and fair value by contractual maturity of securities available for sale as of the dates stated. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities that are not due at a single maturity date and equity securities that do not have contractual maturities are shown separately.

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State and municipal obligations
Due in one year or less	$1,240	$1,236	$1,241	$1,237
Due after one year but less than five years	7,987	7,931	7,173	7,219
Due after five years but less than ten years	11,356	11,063	11,736	11,740
Due after ten years	481	467	963	957
U.S. Government agencies and mortgage backed securities	49,086	47,622	49,964	49,283
Corporate bonds	7,096	7,115	6,696	6,717

Total availible-for-sale securities	$77,246	$75,434	$77,773	$77,153

Restricted Securities

The Company’s investment in FHLB stock totaled $3.4 million and $3.7 million at March 31, 2018 and December 31, 2017, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $1.9 million at both March 31, 2018 and December 31, 2017. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership in the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost and are periodically evaluated for impairment.

Note 5: Loans

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income, such as deferred fees and costs, charge-offs, and acquisition accounting adjustments (discounts) on acquired loans. Interest on loans is recognized over the term of the loan and is calculated using the interest method on principal amounts outstanding. Loan origination fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan, adjusted for early pay-offs, where applicable.

All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income. Any subsequent interest received on these loans is accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Generally, a loan is returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or it becomes well-secured and in the process of collection.

The following is a summary of the balances of loans as of the periods presented:

	March 31, 2018	December 31, 2017
Mortgage loans on real estate:
Construction, Land and Land Development	$72,860	$66,042
Farmland	800	923
Commercial Mortgages (Non-Owner Occupied)	149,206	146,757
Commercial Mortgages (Owner Occupied)	79,140	80,052
Residential First Mortgages	277,042	269,365
Residential Revolving and Junior Mortgages	45,376	46,498
Commercial and Industrial loans	129,225	114,093
Consumer loans	37,011	42,566

Total loans	790,660	766,296
Net unamortized deferred loan costs	228	200
Allowance for loan losses	(7,923)	(7,770)

Loans, net	$782,965	$758,726

The recorded investment for past due and nonaccruing loans is shown in the following tables as of the periods presented. A loan past due by 90 days or more is generally placed on nonaccrual unless it is both well-secured and in the process of collection.

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
March 31, 2018	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$153	$—	$1,090	$1,243	$71,617	$72,860
Farmland	—	—	—	—	800	800
Commercial Mortgages (Non-Owner Occupied)	—	—	447	447	148,759	149,206
Commercial Mortgages (Owner Occupied)	219	127	1,809	2,155	76,985	79,140
Residential First Mortgages	4,305	67	1,987	6,359	270,683	277,042
Residential Revolving and Junior Mortgages	13	20	1,342	1,375	44,001	45,376
Commercial and Industrial	101	—	101	202	129,023	129,225
Consumer loans	304	—	116	420	36,591	37,011

Total loans	$5,095	$214	$6,892	$12,201	$778,459	$790,660

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2017	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$261	$—	$1,237	$1,498	$64,544	$66,042
Farmland	—	48	—	48	875	923
Commercial Mortgages (Non-Owner Occupied)	449	—	—	449	146,308	146,757
Commercial Mortgages (Owner Occupied)	573	—	1,752	2,325	77,727	80,052
Residential First Mortgages	2,670	141	1,942	4,753	264,612	269,365
Residential Revolving and Junior Mortgages	449	20	1,338	1,807	44,691	46,498
Commercial and Industrial	331	—	92	423	113,670	114,093
Consumer loans	288	4	135	427	42,139	42,566

Total loans	$5,021	$213	$6,496	$11,730	$754,566	$766,296

The following tables include an aging analysis, based upon contractual terms, of the recorded investment of PCI loans as of the periods presented, included in the tables above.

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		PCI
March 31, 2018	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$23	$—	$—	$23	$1,374	$1,397
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	163	163
Commercial Mortgages (Owner Occupied)	30	127	—	157	156	313
Residential First Mortgages	105	67	—	172	3,549	3,721
Residential Revolving and Junior Mortgages	—	20	—	20	26	46
Consumer loans	—	—	—	—	63	63

Total purchased credit-impaired loans	$158	$214	$—	$372	$5,331	$5,703

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		PCI
December 31, 2017	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$—	$—	$1,405	$1,405
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	171	171
Commercial Mortgages (Owner Occupied)	161	—	—	161	160	321
Residential First Mortgages	349	141	—	490	3,320	3,810
Residential Revolving and Junior Mortgages	—	20	—	20	29	49
Consumer loans	—	4	—	4	65	69

Total purchased credit-imparied loans	$510	$165	$—	$675	$5,150	$5,825

Note 6: Allowance for Loan Losses

The allowance for loan losses (“ALL”) reflects management’s judgment of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each homogenous segment and class of the portfolio, plus any loans analyzed individually for impairment. Depending on the nature of each segment and class, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures, including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured for impairment generally include (1) any loan risk rated Special Mention or worse where the borrower has filed for bankruptcy; and (2) all loans risk rated Substandard or worse with balances of $400 thousand or more; and (3) all loans classified as a troubled debt restructuring (“TDR”). A specific allowance arises when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component collectively evaluates any loans not identified as impaired, which are typically smaller commercial loans, residential mortgages, and consumer loans, grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, then adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth, and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

Loans Evaluated for Impairment

The following tables show loans evaluated for impairment individually and collectively by segment as of the periods presented.

	Mortgage	Commercial	Consumer
	Loans	and	and Other
March 31, 2018	on Real Estate	Industrial	Loans	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,043	$101	$141	$1,285
Loans collectively evaluated for impairment	3,147	942	2,549	6,638
Purchased credit impaired loans	—	—	—	—

Total allowance on loan losses	$4,190	$1,043	$2,690	$7,923

Loan balances applicable to:
Loans individually evaluated for impairment	$9,295	$101	$141	$9,537
Loans collectively evaluated for impairment	609,489	129,124	36,807	775,420
Purchased credit impaired loans	5,640	—	63	5,703

Total loans	$624,424	$129,225	$37,011	$790,660

December 31, 2017
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$861	$92	$141	$1,094
Loans collectively evaluated for impairment	3,003	786	2,887	6,676
Purchased credit impaired loans	—	—	—	—

Total allowance on loan losses	$3,864	$878	$3,028	$7,770

Loan balances applicable to:
Loans individually evaluated for impairment	$8,874	$92	$141	$9,107
Loans collectively evaluated for impairment	595,007	114,001	42,356	751,364
Purchased credit impaired loans	5,756	—	69	5,825

Total loans	$609,637	$114,093	$42,566	$766,296

The following tables show an analysis of the change in the ALL by segment for the periods presented.

	Mortgage	Commercial
	Loans on	and	Consumer
	Real Estate	Industrial	Loans	Total
For the three months ended
March 31, 2018
Beginning Balance	$3,864	$878	$3,028	$7,770
(Charge-offs)	(31)	(14)	(343)	(388)
Recoveries	27	—	194	221
Provision (benefit)	330	179	(189)	320

Ending Balance	$4,190	$1,043	$2,690	$7,923

	Mortgage	Commercial
	Loans on	and	Consumer
	Real Estate	Industrial	Loans	Total
For the three months ended
March 31, 2017
Beginning Balance	$3,318	$493	$52	$3,863
(Charge-offs)	(132)	—	(8)	(140)
Recoveries	78	—	2	80
Provision (benefit)	157	35	(2)	190

Ending Balance	$3,421	$528	$44	$3,993

Purchased Credit-Impaired Loans

The following table presents the changes in the accretable yield for PCI loans for the period presented.

Three months ended March 31, 2018
Balance as of December 31, 2017	$1,087
Accretion of acquisition accounting adjustment	(85)
Reclassifications from nonaccretable balance, net	—
Other changes, net	—

Balance as of March 31, 2018	$1,002

Internal Risk Rating Grades

The Company’s loan portfolio, with the exception of pooled consumer loans, is risk graded using loan risk grading software that employs a variety of algorithms based on detailed account characteristics to include borrower’s payment history on a total relationship basis as well as loan to value exposure. For non-homogenous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan. For pooled consumer loans, a loan is graded “substandard” when a payment reaches 90 days past due, otherwise the loan is graded “pass”.

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

Loss – Uncollectible and of such little value that continuance as a bankable asset is not warranted.

The tables below show the risk ranking of loans as of the periods presented.

March 31, 2018	Construction, Land and Land Development	Farmland	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$62,812	$800	$263,932	$42,581	$143,118	$67,724	$125,493	$11,208	$717,668
Watch	6,991	—	8,807	1,393	5,445	9,113	2,385	25,457	59,591
Special mention	—	—	923	—	—	112	1,246	141	2,422
Substandard	3,057	—	3,380	1,402	643	2,191	101	205	10,979
Doubtful	—	—	—	—	—	—	—	—	—

Total loans	$72,860	$800	$277,042	$45,376	$149,206	$79,140	$129,225	$37,011	$790,660

December 31, 2017	Construction, Land and Land Development	Farmland	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$55,949	$923	$256,614	$43,659	$140,625	$67,732	$110,281	$12,431	$688,214
Watch	6,690	—	8,624	1,376	5,931	10,076	2,373	29,917	64,987
Special mention	172	—	205	—	—	—	1,347	—	1,724
Substandard	3,231	—	3,922	1,463	201	2,244	92	218	11,371
Doubtful	—	—	—	—	—	—	—	—	—

Total loans	$66,042	$923	$269,365	$46,498	$146,757	$80,052	$114,093	$42,566	$766,296

Impaired Loans

The following tables show the Company’s recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, as of the periods presented.

	As of March 31, 2018			As of December 31, 2017
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, Land and Land Development	$726	$1,275	$—	$900	$1,378	$—
Residential First Mortgages	1,533	1,533	—	1,488	1,488	—
Residential Revolving and Junior Mortgages	414	414	—	414	414	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,778	2,028	—	1,721	1,971	—
Commercial and Industrial	—	—	—	—	—	—
Consumer-Other	—	—	—	—	—	—

Total impaired loans with no related allowance	4,451	5,250	—	4,523	5,251	—

With an allowance recorded:
Construction, Land and Land Development	526	526	189	550	621	137
Residential First Mortgages	2,402	2,404	498	1,914	1,914	367
Residential Revolving and Junior Mortgages	1,374	1,374	222	1,340	1,340	162
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	542	542	134	547	586	195
Commercial and Industrial	101	101	101	92	92	92
Consumer-Other	141	141	141	141	141	141

Total impaired loans with allowance recorded	5,086	5,088	1,285	4,584	4,694	1,094

Total Impaired Loans:
Construction, Land and Land Development	1,252	1,801	189	1,450	1,999	137
Residential First Mortgages	3,935	3,937	498	3,402	3,402	367
Residential Revolving and Junior Mortgages	1,788	1,788	222	1,754	1,754	162
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	2,320	2,570	134	2,268	2,557	195
Commercial and Industrial	101	101	101	92	92	92
Consumer-Other	141	141	141	141	141	141

Total Impaired Loans	$9,537	$10,338	$1,285	$9,107	$9,945	$1,094

The following table shows the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, for the periods presented.

	For the three months ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance:
Construction, land and land development	$851	$1	$1,493	$13
Residential First Mortgages	1,510	17	2,108	5
Residential Revolving and Junior Mortgages	414	1	995	10
Commercial Mortgages (Non-owner occupied)	—	—	248	4
Commercial Mortgages (Owner occupied)	1,777	7	2,159	5
Commercial and Industrial	—	—	—	—
Consumer - Other	—	1	—	—

Total impaired loans with no allowance	4,552	27	7,003	37

With an allowance recorded:
Construction, land and land development	500	5	241	1
Residential First Mortgages	2,159	10	1,946	24
Residential Revolving and Junior Mortgages	1,357	3	527	5
Commercial Mortgages (Non-owner occupied)	—	—	—	—
Commercial Mortgages (Owner occupied)	544	6	406	—
Commercial and Industrial	97	—	92	—

Total impaired loans with allowance recorded	4,657	24	3,212	30

Total Impaired Loans:
Construction, land and land development	1,351	6	1,734	14
Residential First Mortgages	3,669	27	4,054	29
Residential Revolving and Junior Mortgages	1,771	4	1,522	15
Commercial Mortgages (Non-owner occupied)	—	—	248	4
Commercial Mortgages (Owner occupied)	2,321	13	2,565	5
Commercial and Industrial	97	1	92	—

Total impaired loans	$9,209	$51	$10,215	$67

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the periods presented.

	March 31, 2018	December 31, 2017
Nonaccrual loans	$6,892	$6,496
Nonaccrual loans not individually evaluated for impairment	(1,673)	(854)

Nonaccrual impaired loans	5,219	5,642
TDRs on accrual	2,955	2,214
Other impaired loans on accrual	1,363	1,251

Total impaired loans	$9,537	$9,107

Troubled Debt Restructuring

In some situations, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to a borrower that it would not otherwise consider. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risks, the related loan is classified as a troubled debt restructuring. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. Management measures all TDRs for impairment as noted below for impaired loans.

Loans modified as TDRs are considered impaired and are individually evaluated for impairment for the ALL. The following table presents, by segment, information related to loans modified as TDRs.

	For the three months ended			For the three months ended
	March 31, 2018			March 31, 2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Residential first mortgages (1)	3	$560	$562	—	$—	$—

(1)	Modifications were an extension of the loan terms.

No loans designated as TDRs subsequently defaulted in the first three months 2018 or 2017.

The following table presents a rollforward of accruing and nonaccruing TDRs for the period presented.

	Accruing	Nonaccruing	Total
Balance as of December 31, 2017	$2,214	$1,850	$4,064
Charge-offs	—	—	—
Payments and other adjustments	(15)	124	109
New TDR designation	562	—	562
Release TDR designation	—	—	—
Transfer	—	—	—

Balance as of March 31, 2018	$2,761	$1,974	$4,735

Note 7: Other Real Estate Owned, net

The table below details the properties included in other real estate owned (“OREO”) as of the periods presented.

	March 31, 2018		December 31, 2017
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	2	$404	5	$443
Land lots	20	1,653	20	3,223
Convenience store	1	55	1	55
Restaurant	—	—	1	36
Commerical properties	2	481	2	527

Total other real estate owned	25	$2,593	29	$4,284

There was one $47 thousand collateralized consumer land loan and one $27 thousand collateralized residential mortgage loan in the process of foreclosure as of March 31, 2018.

Note 8: Earnings (loss) per share

The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on the weighted average number of shares of dilutive potential common stock. Basic earnings (loss) per share amounts are computed by dividing the income (loss) (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings (loss) per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the income per common share. For both computations, the weighted average number of employee stock ownership plan (“ESOP”) shares committed to be released to participant accounts purchased by the ESOP and unvested restricted shares are not assumed to be outstanding. The weighted average ESOP shares committed to be released which were excluded from the computation, were 161,369 for the three months ended March 31, 2018. There were no ESOP shares committed to be released excluded for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, options on 87,548 and 91,368 shares, respectively, were not included in computing diluted earnings (loss) per share because their effects would have been anti-dilutive, and 3,603 and no restricted shares for the three months ended March 31, 2018 and 2017, respectively, because their effects would have been anti-dilutive.

	For the three months ended
	March 31, 2018	March 31, 2017
Net income (loss)	$1,124	$(177)
Weighted average shares outstanding, basic	13,038,593	4,776,800
Dilutive shares:
Stock options	67,596	—
Restricted shares	25	—

Weighted average shares outstanding, dilutive	13,106,214	4,776,800

Basic and diluted earnings (loss) per share	$0.09	$(0.04)

Note 9: Employee Benefit Plans

The Company has a non-contributory, cash balance pension plan for employees who were vested in the plan as of December 31, 2012, when it was frozen (i.e., curtailed). Each participant’s account balance grows based on monthly interest credits. The Company funds pension costs in accordance with the funding provisions of the Employee Retirement Income Security Act (ERISA).

The Company also sponsored a post-retirement benefit plan covering retirees who were age 55 with 10 years of service or age 65 with five years of service prior to March 1, 2018, when the plan was frozen. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses. The plan is unfunded and funded as benefits are paid.

The following table shows the components of net periodic cost (benefit) for the periods presented.

	Pension benefits		Post-retirement benefits
For the three months ended March 31,	2018	2017	2018	2017
Service cost	$—	$—	$1	$5
Interest cost	23	31	1	5
Expected return on plan assets	(38)	(45)	—	—
Settlement loss	46	13	—	—
Amortization of net gain	13	—	(7)	(2)
Curtailment gain (at 3/1/2018)	—	—	(352)	—
Recognized net actuarial loss	—	19	—	—

Net periodic cost (benefit)	$44	$18	$(357)	$8

The Company expects to make no contribution to its pension plan and $6 thousand to its post-retirement benefit plan during the remainder of 2018. Payments to retirees under the post-retirement plan are considered contributions, and the Company has made $2 thousand of such payments during the first three months of 2018. The Company recognized a gain on the curtailment of the post-retirement plan of $352 thousand at March 1, 2018, which is included in other income in the consolidated statements of operations for the three months ended March 31, 2018.

Note 10: Borrowings

FHLB Borrowings

As of March 31, 2018, the Bank had $60.0 million of outstanding FHLB borrowings, consisting of two advances. As of December 31, 2017, two advances totaling $70.0 million were outstanding. Advances on the FHLB lines are secured by a blanket lien on qualified one-to-four family real estate loans. Immediate available credit, as of March 31, 2018, was $175.6 million against a total line of credit of $241.6 million.

Further information regarding the two advances outstanding as of March 31, 2018 are shown in the following table:

			Current	Maturity
Description	Balance	Originated	Interest Rate	Date
Adjustable Rate Hybrid	$10,000	4/12/2013	4.10%	4/13/2020
Fixed Rate Credit	50,000	3/5/2018	1.63%	4/2/2018

Total FHLB Borrowings	$60,000		2.04%

Subordinated Notes

On May 28, 2015, the Company entered into a purchase agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “notes”) to the accredited investors. The notes have a maturity date of May 28, 2025 and bear interest, payable on the first of March and September of each year, commencing September 1, 2015, at a fixed interest rate of 6.50% per year. The notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a note may declare the principal amount of the notes to be due and immediately payable. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The notes qualify as Tier 2 capital for regulatory reporting. The aggregate carrying value of the notes, including capitalized debt issuance costs, was $6.9 million at both March 31, 2018 and December 31, 2017. For the three-month periods ended March 31, 2018 and 2017, the effective interest rate on the notes was 6.86% and 6.82%, respectively.

ESOP Debt

The aggregate carrying value of debt secured by shares of stock, issued and outstanding, in the Company’s ESOP was $1.1 million at March 31, 2018 and December 31, 2017 and included in other liabilities on the consolidated balance sheets. The debt is comprised of five fixed rate amortizing notes, four of which carry an interest rate of 3.25% and one which carries an interest rate of 4.50% with maturity dates ranging from March 1, 2019 to December 31, 2027. Shares that collateralize these loans are not allocated to participants’ accounts.

Note 11: Fair Value Measurements

The Company uses fair value to record certain assets and liabilities and to determine fair value disclosures. Authoritative accounting guidance clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value also assumes that the reporting entity would sell the asset or transfer the liability in the principal or most advantageous market.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Available-for-sale securities: Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases, where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Company employs a third party to determine the fair value of its available-for-sale securities.

Mortgage servicing rights (“MSR”): The Company currently owns MSRs from two portfolios, one serviced for Fannie Mae (“FNMA”) and one serviced for Freddie Mac (“FHLMC”). The MSR for the portfolio serviced for FNMA and FHLMC is recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations.

A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of March 31, 2018 and as of December 31, 2017. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 131% and 150% as of March 31, 2018 and December 31, 2017, respectively. A discount rate of 13.0% was then applied to each pool as of March 31, 2018 and as of December 31, 2017. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. This MSR is classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the end of the periods presented.

	Balance as of March 31, 2018	Fair Value Measurements as of March 31, 2018 Using
		Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$47,622	$—	$47,622	$—
State and municipal obligations	20,697	—	20,697	—
Corporate bonds	7,115	—	—	7,115

Total available for sale securities:	$75,434	$—	$68,319	$7,115

Mortgage servicing rights	$930	$—	$—	$930

	Balance as of December 31, 2017	Fair Value Measurements as of December 31, 2017 Using
		Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$49,283	$—	$49,283	$—
State and municipal obligations	21,153	—	21,153	—
Corporate bonds	6,717	—	—	6,717

Total available for sale securities:	$77,153	$—	$70,436	$6,717

Mortgage servicing rights	$999	$—	$—	$999

The reconciliation of items using Level 3 inputs is as follows:

	MSR	Corporate Bonds
Balance, December 31, 2017	$999	$6,717
Purchases	—	400
Fair value adjustments	(69)	(2)
Sales	—	—

Balance, March 31, 2018	$930	$7,115

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral if any, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned: OREO is measured at fair value less estimated costs to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. Fair value adjustments, if any, are recorded in the period incurred and included in other noninterest expense on the consolidated statements of operations.

The following table summarizes the Company’s assets that were measured at fair value on a non-recurring basis as of the end of the presented periods.

		Fair Value Measurements as of March 31, 2018 Using
	Balance as of March 31, 2018	Level 1	Level 2	Level 3
Impaired loans	$3,803	$—	$—	$3,803
Other real estate owned	2,593	—	—	2,593

		Fair Value Measurements as of December 31, 2017 Using
	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Impaired loans	$3,491	$—	$—	$3,491
Other real estate owned	4,284	—	—	4,284

The following table displays quantitative information about Level 3 Fair Value Measurements as of March 31, 2018:

	Balance as of March 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,803	Discounted appraised value	Selling Cost Lack of Marketability	10%-20% (15%) 50%-100% (68%)
		Discounted cash flows	Discount rate	5%

Other real estate owned	2,593	Discounted appraised value	Selling Cost Lack of Marketability	3%-13% (6%) 10%-100% (15%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2017:

	Balance as of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,491	Discounted appraised value	Selling Cost Lack of Marketability	6%-20% (16%) 50%-90% (65%)
		Discounted cash flows	Discount rate	5%-6% (6%)

Other real estate owned	4,284	Discounted appraised value	Selling Cost Lack of Marketability	3%-13% (8%) 10%-100% (16%)

In 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires public companies to use the exit price when measuring fair value of financial instruments measured at amortized cost. The Company engaged a third party to assist with the prospective measurement of the fair value of certain assets and liabilities measured on a nonrecurring basis. The fair values as of March 31, 2018 below were calculated using the exit prices, as promulgated by this standard, while the fair values as of December 31, 2017 were calculated using a discounted cash flows method or other methods; therefore, the tables below are not comparable.

The following table summarizes the Company’s assets and liabilities at carrying values and estimated fair values on a nonrecurring basis as of periods presented.

			Fair Value Measurements as of March 31, 2018 Using
	Carrying value as of	Fair Value as of
	March 31, 2018	March 31, 2018	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,774	$7,774	$7,774	$—	$—
Interest-bearing deposits	52,564	52,564	52,564	—	—
Certificates of deposit	3,224	3,224	—	3,224	—
Federal funds sold	3,358	3,358	3,358	—	—
Restricted securities	5,510	5,510	—	5,510	—
Loans receivable, net	782,965	770,564	—	—	770,564
Loans held for sale	414	414	—	414	—
Accrued interest receivable	2,844	2,844	—	—	2,844
Financial Liabilities:
Noninterest-bearing liabilities	124,572	124,572	124,572	—	—
Savings and interest-bearing demand deposits	299,216	299,216	—	299,216	—
Time deposits	373,163	373,809	—	373,809	—
Securities sold under repurchase agreements	6,551	6,551	—	6,551	—
FHLB advances	60,000	60,422	—	60,422	—
Subordinated notes	6,881	7,055	—	7,055	—

			Fair Value Measurements as of December 31, 2017 Using
	Carrying value as of	Fair Value as of
	December 31, 2017	December 31, 2017	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,396	$9,396	$9,396	$—	$—
Interest-bearing deposits	41,971	41,971	41,971	—	—
Certificates of deposit	3,224	3,224	—	3,224	—
Federal funds sold	6,961	6,961	6,961	—	—
Restricted securities	5,787	5,787	—	5,787	—
Loans receivable, net	758,726	774,099	—	—	774,099
Loans held for sale	1,651	1,651	—	1,651	—
Accrued interest receivable	3,194	3,194	—	—	3,194
Financial Liabilities:
Noninterest-bearing liabilities	$103,037	$103,037	$103,037	$—	$—
Savings and interest-bearing demand deposits	299,820	299,820	—	299,820	—
Time deposits	358,989	356,450	—	—	356,450
Securities sold under repurchase agreements	9,498	9,498	—	9,498	—
FHLB advances	70,000	70,486	—	70,486	—
Subordinated notes	6,877	7,000	—	—	7,000

The carrying values of cash and due from banks, interest-bearing deposits, certificates of deposit, federal funds sold or purchased, accrued interest receivable, loans held for sale, and non-interest-bearing deposits are payable on demand or are of such short duration, that carrying value approximates market value.

The carrying value of restricted securities approximates fair value based on the redemption provisions of the issuer.

The fair value of performing loans is estimated by discounting the future cash flows using two sets of data sources. First, recent originations, occurring over the prior twelve months, were evaluated, and second, market data showing originations over the prior three months was evaluated. The selected rate was the greater of the two sources. For all loans other than a selective consumer loan portfolio, credit loss severity rates were calculated using the probability of default and the loss given default percentages derived from market data. For the consumer loan portfolio, historical delinquency data was obtained by the servicer of the portfolio. The fair value of impaired loans is measured as described within the Impaired Loans section of this note. The fair value of loans does consider the lack of liquidity and uncertainty in the market that might affect the valuation.

Time deposits are presented at estimated fair value by discounting the future cash flows using recent issuance rates over the prior three months and a market rate analysis of recent offering rates.

The fair value of the Company’s subordinated notes is estimated by utilizing recent issuance rates for subordinated debt offerings of similar issuer size.

The fair value of the FHLB advances is estimated by discounting the future cash flows using current interest rates offered for similar advances.

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At March 31, 2018 and December 31, 2017, the fair value of loan commitments and standby letters of credit was immaterial, and therefore not included in the table above.

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

Note 12: Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) net of taxes are shown in the following tables for the periods presented:

	For the three months ended March 31, 2018
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2018	$(489)	$(667)	$(1,156)
Change in net unrealized holding loss on available for sale securities, net of tax benefit of $248	(944)	—	(944)

Balance as of March 31, 2018	$(1,433)	$(667)	$(2,100)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc. (the “Company”). This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“the 2017 Form 10-K”).

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about expectations regarding the merger between the Company and Virginia BanCorp Inc. (“Virginia BanCorp”), the Company’s plans, obligations, expectations and intentions, and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, disruptions to customer and employee relationships and business operations caused by the merger; the ability to implement integration plans associated with the transaction, which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the merger within the expected timeframe, or at all; changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies and guidelines; changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the 2017 Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

MERGER WITH VIRGINIA BANCORP

On April 1, 2017, the Company and Virginia BanCorp, a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp (the “Merger”). The Company is the surviving corporation in the Merger, and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the Merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $42.2 million at the time of closing. As of the completion of the Merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company. After the Merger, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, a wholly-owned subsidiary of the Company, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank (the “Bank”).

Pursuant to the Merger, the Company acquired approximately $329.1 million in assets, including $266.1 million of loans, and assumed approximately $294.5 million in liabilities. Merger related costs incurred by the Company were $363 thousand and $300 thousand for the first three months of 2018 and 2017, respectively.

The financial information for the periods ended December 31, 2017 and March 31, 2018 presented herein reflects the combined operations of the business combination since the effective time of the Merger, April 1, 2017, and for the periods presented prior to April 1, 2017 includes the operations of the Company only.

All dollar amounts included in the tables of this discussion are in thousands, except per share data, unless otherwise stated.

GENERAL

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, the level of noninterest-bearing deposits, and the volume of non-performing assets have an effect on net interest income, net interest margin, and net income.

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Net income (loss) for the three months ended March 31, 2018 and 2017 was $1.1 million and ($177) thousand, respectively, an increase of $1.3 million.

•	Diluted earnings (loss) per share was $0.09 for the three months ended March 31, 2018 compared to ($0.04) for the three months ended March 31, 2017.

•	Net interest income grew by $4.8 million, non-interest income increased by $245 thousand, and provision for loan losses increased by $130 thousand when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017, primarily as a result of the Merger and organic loan growth.

•	Net interest margin improved to 3.83% for the first three months of 2018 compared to 3.45% for the same period in 2017, primarily due to the accretion and amortization of fair value adjustments on acquired loans and assumed time deposits (discussed below) in the 2018 period (25 basis point impact) compared to none in the 2017 period.

•	Non-interest expense increased by $3.2 million, or 64.8%, in the first quarter of 2018 compared to the same period in 2017, primarily driven by increased operating expenses resulting from the Merger at the beginning of the second quarter of 2017, higher accounting and consulting expenses incurred during the preparation of the 2017 Form 10-K, as well as strategic staffing investments made in the Richmond market in the first quarter of 2018.

•	Return on average assets (annualized) increased to 0.46% for the three months ended March 31, 2018 from (0.14%) for the comparable 2017 period.

•	Return on average equity (annualized) increased to 3.92% for the three months ended March 31, 2018 from (1.70%) for the comparable 2017 period.

•	Gross loans increased by $24.4 million, or 3.2%, during the first three months of 2018, reflecting organic growth from 2017 year end.

•	Total deposits increased by $35.1 million, or 4.6%, during the first three months of 2018, reflecting organic retail deposit growth from 2017 year end.

•	Asset quality improved with the ratio of non-performing assets to total assets declining to 0.95% as of March 31, 2018 compared to 1.12% as of December 31, 2017.

•	Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized bank holding companies and banks, respectively.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

NET INTEREST INCOME AND NET INTEREST MARGIN

Loans acquired in the Merger were discounted to estimated fair value (for credit losses and interest rates) as of the effective date of the Merger. A portion of the acquisition accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans for those loans that were deemed to be, on the Merger date, purchased performing and over the period of expected cash flows from the loans that were deemed to be purchased credit-impaired (or “PCI”). Accretion of loan discounts was $503 thousand for the three months ended March 31, 2018 compared to zero for the three months ended March 31, 2017. The amount of accretion income recognized within a period is based on many factors, including among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.

A time deposit (certificate of deposit) fair value adjustment was also recorded as of the Merger date, which represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term deposits. The resulting fair value adjustment is being amortized into interest expense on a level-yield basis over the weighted average remaining life of the acquired time deposit portfolio. The amount of time deposit premium amortization (benefit to interest expense) recognized in the three-month period ended March 31, 2018 was $68 thousand compared to zero for the same period in 2017.

The following table presents the effect of acquisition accounting adjustments (accretion of loan discounts and amortization of time deposits) on net interest margin for the periods stated:

	Three months ended
	March 31, 2018	March 31, 2017
Net interest margin	3.83%	3.45%
Acquisition accounting adjustments effect (1)	0.25%	—

Net interest margin excluding the effect of acquisition accounting adjustments	3.58%	3.45%

(1)	Acquisition accounting adjustments for the three months ended March 31, 2018 include accretion of discounts on acquired loans and amortization of premium on acquired time deposits of $503 thousand and $68 thousand, respectively. There were no acquisition accounting adjustments for the three months ended March 31, 2017.

The following table presents average interest-earning assets and interest-bearing liabilities, average yields on such assets and rates (costs) paid on such liabilities, and net interest margin, as of and for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	Three months ended March 31, 2018			Three months ended March 31, 2017
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST-EARNING ASSETS:
Taxable securities	$61,303	$397	2.59%	$35,705	$269	3.01%
Tax-exempt securities (1)	20,741	152	2.93%	19,157	173	3.61%

Total securities	82,044	549	2.68%	54,862	442	3.22%
Gross loans (2) (3)	772,009	9,984	5.17%	393,051	4,388	4.47%
Interest-bearing deposits and federal funds sold	47,714	172	1.44%	4,993	8	0.64%
Certificates of deposits	3,224	19	2.36%	4,051	19	1.88%

Total interest-earning assets	$904,991	$10,724	4.74%	$456,957	$4,857	4.25%

INTEREST-BEARING LIABILITIES:
Savings deposits	$64,258	$44	0.27%	$44,430	$25	0.23%
Demand deposits	85,450	41	0.19%	44,771	23	0.21%
Time deposits (4)	366,392	1,218	1.33%	131,230	438	1.34%
Money market deposits	149,056	304	0.82%	89,493	144	0.64%

Total deposits	665,156	1,607	0.97%	309,924	630	0.81%
Federal funds purchased	—	—	0.00%	2,677	10	1.49%
Securities sold under repurchase agreements	7,651	—	0.00%	8,234	3	0.15%
Subordinated notes and ESOP debt	8,006	128	6.40%	6,862	117	6.82%
FHLB advances	67,000	313	1.87%	42,500	154	1.45%

Total interest-bearing liabilities	$747,813	$2,048	1.10%	$370,197	$914	0.99%

Net interest income and net interest margin (5)		$8,676	3.83%		$3,943	3.45%

Non-interest-bearing deposits	$112,978			$73,485

Total cost of funds			0.95%			0.82%
Net interest spread (6)			3.64%			3.26%

(1)	Income and yield on tax-exempt securities assumes a federal tax rate of 21% and 34% for the three months ended March 31, 2018 and 2017, respectively.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value adjustments (discounts) on loans of $503 thousand in 2018.
(4)	Includes amortization of fair value adjustments on time deposits of $68 thousand in 2018.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Interest income for the three months ended March 31, 2018, on a fully taxable equivalent basis, was $10.7 million, an increase of $5.9 million from the first quarter of 2017, primarily driven by higher average interest-earning assets of $905.0 million in the 2018 period compared to $457.0 million in the 2017 period, an increase of $448.0 million. This increase in average interest-earning assets was primarily attributable to the Merger and partially attributable to organic loan growth. Also contributing to the increase in interest income in the first quarter of 2018 compared to the first quarter of 2017 were the effects of the acquisition accounting adjustments on loans (discussed above) and higher yields on loans due to the increasing interest rate environment.

Interest expense for the three months ended March 31, 2018 was $2.0 million, an increase of $1.1 million from the first quarter of 2017, primarily driven by higher average interest-bearing liabilities of $747.8 million in the 2018 period compared to $370.2 million in the 2017 period, an increase of $377.6 million. This increase in average interest-bearing liabilities was primarily attributable to the Merger and partially attributable to organic retail deposit growth. Also contributing to the increase in interest expense in the first quarter of 2018 compared to the first quarter of 2017 was higher average rates paid on short-term Federal Home Loan Bank of Atlanta (“FHLB”) advances due to the increasing interest rate environment (1.87% and 1.45% for the first quarters of 2018 and 2017, respectively).

As a result of the changes in interest income and interest expense discussed above, net interest income for the three months ended March 31, 2018, on a tax-equivalent basis, was $8.7 million, an increase of $4.7 million from the first quarter of 2017.

Net interest margin was 3.83% and 3.45% for the three months ended March 31, 2018 and 2017, respectively. This increase is primarily due to the effects of the acquisition accounting adjustments on loans and the amortization of the time deposit premium, which equate to a 25 basis point increase in net interest margin in the first quarter of 2018 compared to no impact on net interest margin in the first quarter of 2017. Excluding the acquisition accounting adjustments on loans and time deposits, net interest margin was 3.58% in the 2018 period compared to 3.45% in the 2017 period.

NON-INTEREST INCOME

Non-interest income was $1.2 million and $953 thousand for the first quarters of 2018 and 2017, respectively, an increase of $245 thousand. This increase was primarily attributable to the recognition of a $352 thousand gain upon the curtailment of the Company’s post-retirement benefit plan in the first quarter of 2018.

NON-INTEREST EXPENSE

For the three months ended March 31, 2018 and 2017, non-interest expense was $8.1 million and $4.9 million, respectively, an increase of $3.2 million. Contributing to the increase in non-interest expense was:

•	$1.3 million increase in salaries and employee benefits, primarily related to increased employee head count as a result of the Merger, severance and succession costs of the Company’s chief financial officer, and new hires associated with the Company’s growth into the Richmond area market;

•	Increased operating expense, including occupancy, data processing, bank franchise taxes, telecommunications, audit, accounting, and director fees that are reflective of the larger Company resulting from the Merger, as well as higher consulting fees incurred during the preparation of the 2017 Form 10-K in the first quarter of 2018; and

•	Core deposit intangible asset amortization of $211 thousand in the 2018 period compared to none in the 2017 period; and, net other real estate gains of $141 thousand in the 2018 period versus losses of $96 thousand in the 2017 period, a $236 thousand decrease in non-interest expense period over period, which partially offsets the increases noted above.

ASSET QUALITY

The Company’s asset quality metrics improved in the first quarter of 2018 compared to the fourth quarter of 2017. Loans charged-off during the first three months of 2018, net of recoveries, totaled $167 thousand compared to $948 thousand for the last three months of 2017. This represents a decrease in the annualized net charge-off ratio to 0.09% for the first three months of 2018 compared to 0.50% for the last three months of 2017. The annualized net charge-off ratio for the first three months of 2018 (0.09%) was slightly higher than the same ratio for the same three month period of 2017 (0.06%).

The ratio of allowance for loan losses (“ALL”) to gross loans was 1.00% as of March 31, 2018 (inclusive of loans acquired in the Merger which have been marked to fair value) compared to 1.01% as of December 31, 2017.

Non-performing assets (“NPAs”), which includes nonaccrual loans plus other real estate owned (“OREO”), were $9.5 million, or 0.95% of total assets as of March 31, 2018 compared to $10.8 million, or 1.12% of total assets, as of December 31, 2017. NPAs as of March 31, 2018 included $2.6 million of OREO, down from $4.3 million as of December 31, 2017. Non-performing loans were $6.9 million, or 0.87% of gross loans as of March 31, 2018 (excludes purchased credit-impaired loans), compared to $6.5 million, or 0.85% of gross loans as of December 31, 2017.

The following table presents certain asset quality measures as of the periods presented.

	March 31, 2018	December 31, 2017
Loans 90 days or more past due and still accruing(1)	$—	$48
Nonaccrual loans(1)	6,892	6,496

Total non-performing loans	6,892	6,544

Other real estate owned	2,593	4,284

Total non-performing assets	$9,485	$10,828

Allowance for loan losses (ALL)	$7,923	$7,770

ALL to gross loans	1.00%	1.01%
Non-performing assets to total assets	0.95%	1.12%
Non-performing loans to gross loans	0.87%	0.85%

(1)	Excludes PCI loans

FINANCIAL CONDITION

Total assets increased by $24.1 million to $994.7 million as of March 31, 2018 from $970.6 million as of December 31, 2017, primarily as a result of organic loan growth in the first quarter of 2018. Cash and due from banks was $7.8 million and $9.4 million as of March 31, 2018 and December 31, 2017, respectively. Interest-bearing deposits at other banks, which is primarily the Company’s cash on deposit at the Federal Reserve Bank of Richmond, increased by $10.6 million to $52.6 million as of March 31, 2018 since year-end 2017.

As of March 31, 2018, available-for-sale securities, at fair value, totaled $75.4 million compared to $77.2 million as of December 31, 2017. This represents a decline of $1.7 million, which is primarily attributable to an increase in unrealized losses (net of tax) of $944 thousand during the period primarily due to an increase in interest rates. As of March 31, 2018, available-for-sale securities represented 7.6% of total assets.

During the three months ended March 31, 2018, gross loans increased by $24.4 million, or 3.3%, since December 31, 2017. The largest components of this increase was a $15.1 million increase in commercial and industrial loans, a $7.7 million increase in residential first mortgages, and a $6.8 million increase in construction, land, and land development loans, partially offset by a $5.6 million decline in consumer loans. Allowance for loan losses increased by $153 thousand to $7.9 million as of March 31, 2018, primarily due to $320 thousand of loan loss provision as a result of organic loan growth, partially offset by net charge-offs of $167 thousand.

OREO as of March 31, 2018 was $2.6 million, consisting of 25 individual properties (20 of which were land lots), compared to $4.3 million in OREO (29 properties) as of December 31, 2017, or a $1.7 million decline. This decline is primarily attributable to the first quarter 2018 sale of one property ($1.6 million carrying amount) resulting in a gain of approximately $230 thousand.

As of March 31, 2018, total deposits were $797.0 million compared to $761.8 million at year-end 2017, a $35.2 million (or 4.6%) increase the first three months of 2018. The increase was primarily driven by an increase of $21.5 million in non-interest-bearing deposits and an increase of $14.2 million in time deposits.

FHLB advances decreased by $10.0 million from December 31, 2017, to $60.0 million as of March 31, 2018.

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations (such as commitments to fund loans) through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with other banks, federal funds sold, and investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates are major factors for liquidity. Management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

At March 31, 2018, cash totaled $7.8 million, federal funds sold totaled $3.4 million, interest-bearing deposits totaled $52.6 million, investment securities maturing in one year or less totaled $2.2 million and loans maturing in one year or less totaled $165.7 million. This results in a liquidity ratio as of March 31, 2018 of 23.3% compared to 14.7% as of December 31, 2017. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities maturing in one year or less, loans maturing in one year or less, and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

In addition, the Company has a line of credit with the FHLB of $241.6 million, with $175.6 million available, plus federal funds lines of credit with correspondent banks totaling $24.5 million.

As of March 31, 2018, the Company was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material impact on liquidity.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition and quality of the Company’s resources, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised mainly of outstanding common stock and retained earnings. Capital can be increased with securities offerings or with earnings.

Several factors affect shareholders’ equity, including net income and regulatory capital requirements. The Company’s capital resources are also impacted by net unrealized gains or losses on securities. The available-for-sale securities portfolio is marked to market monthly and unrealized gains or losses, net of taxes, are recognized as accumulated other comprehensive income (loss) on the balance sheets. Another factor affecting accumulated other comprehensive income (loss) is changes in the market value of the Company’s pension and post-retirement benefit plans and changes in the plan obligations. The Company’s shareholders’ equity before accumulated other comprehensive loss was $117.0 million as of March 31, 2018 compared to $115.7 million as of December 31, 2017. Accumulated other comprehensive loss decreased by $944 thousand between December 31, 2017 and March 31, 2018, primarily as a result of increases in unrealized net losses in the investment securities portfolio.

In August 2017, the Company completed a private placement of 3,783,784 shares of common stock at an offering price of $9.25 per share to certain existing shareholders, institutional investors, and other accredited investors. Proceeds from the offering, net of offering expenses, were $32.9 million.

Book value per share, including accumulated other comprehensive loss, increased to $8.69 as of March 31, 2018 from $8.68 as of December 31, 2017.

On June 30, 2017, the Company’s board of directors declared a quarterly cash dividend to shareholders of $0.04 per common share, payable July 24, 2017, to shareholders of record as of July 11, 2017. On September 26, 2017, the board of directors declared a quarterly cash dividend to shareholders of $0.04 per common share, payable October 24, 2017, to shareholders of record as of October 11, 2017. On December 7, 2017, the board of directors declared a quarterly cash dividend to shareholders of $0.04 per common share, payable December 29, 2017, to shareholders of record December 22, 2017.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of March 31, 2018, the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank is well-capitalized by these guidelines.

In July 2013, the Federal Reserve issued final rules that made changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Effective January 1, 2015, the final rules require the Bank to comply with the following minimum capital ratios: (i) a new Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). The following additional capital requirements related to the capital conservation buffer are being phased in over a four-year period, which began on January 1, 2016. When fully phased in on January 1, 2019, the rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement is being phased in as of January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The following table presents capital ratios for the Bank, minimum capital ratios required, and ratios defined as “well-capitalized” by the Bank’s regulators.

As of March 31, 2018	Actual Ratio	Minumum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	12.05%	8.00%	10.00%
Tier 1 capital	11.03%	6.00%	8.00%
Common equity tier 1	11.03%	4.50%	6.50%
Tier 1 leverage ratio	8.90%	4.00%	5.00%

As of December 31, 2017	Actual Ratio	Minumum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	12.70%	8.00%	10.00%
Tier 1 capital	11.65%	6.00%	8.00%
Common equity tier 1	11.65%	4.50%	6.50%
Tier 1 leverage ratio	8.97%	4.00%	5.00%

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

The following table presents the Company’s off balance sheet commitments as of the periods stated.

	March 31, 2018	December 31, 2017
Total loan commitments outstanding	$152,067	$144,249
Stand-by letters of credit	447	447

The Company maintains liquidity and credit facilities with non-affiliated banks in excess of the total loan commitments and stand-by letters of credit.

There have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2017 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, Amendments to the Accounting Standards Codification, in the Notes to the Consolidated Financial Statements contained in Item 1 of this report, for information related to the adoption of new amendments to the Accounting Standards Codification.

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

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information is recorded, processed, summarized and reported by the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated under it. The aforementioned officers based this conclusion on the fact that the Company had material weaknesses as described in its 2017 Form 10-K, which were not fully remediated and tested as of March 31, 2018.

Remediation Status

Management, with oversight from the Audit Committee, is committed to remediating the material weaknesses and is actively engaged in the implementation of a remediation plan, including the actions detailed in the 2017 Form 10-K, to ensure that controls contributing to these material weaknesses are designed appropriately and will operate effectively. In the first quarter of 2018, the Company hired a new Chief Financial Officer and Controller with substantial experience in financial reporting under the Exchange Act and in the requirements to implement appropriate changes in internal controls in areas of the findings of control deficiencies.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as noted in the preceding section, there was no change to the Company’s internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the 2017 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

3.2	Bylaws of Bay Banks of Virginia, Inc. (as amended effective March 12, 2018) (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed March 15, 2018).

10.1	Employment Agreement, dated as of March 12, 2018, by and among Bay Banks of Virginia, Inc., Virginia Commonwealth Bank and Judy C. Gavant (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed March 15, 2018).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 11, 2018	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)