Form 10-Q
period 2018-06-30
BAY BANKS OF VIRGINIA INC
filed 2018-08-14
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  yes    ☐  no

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  yes    ☐  no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,236,360 shares of common stock on August 7, 2018.

FORM 10-Q

For the interim period ending June 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017 (1)
(Dollars in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$8,319	$9,396
Interest-bearing deposits	28,263	41,971
Certificates of deposit	3,224	3,224
Federal funds sold	1,944	6,961
Available-for-sale securities, at fair value	74,322	77,153
Restricted securities	6,190	5,787
Loans receivable, net of allowance for loan losses of $7,113 and $7,770, respectively	794,443	758,726
Loans held for sale	669	1,651
Premises and equipment, net	18,079	17,463
Accrued interest receivable	2,954	3,194
Other real estate owned, net	3,501	4,284
Bank owned life insurance	19,024	18,773
Goodwill	10,374	10,374
Mortgage servicing rights	977	999
Core deposit intangible	2,576	2,991
Other assets	8,357	7,609
Total assets	$983,216	$970,556
LIABILITIES
Noninterest-bearing deposits	$108,943	$103,037
Savings and interest-bearing demand deposits	296,206	299,820
Time deposits	369,917	358,989
Total deposits	775,066	761,846
Securities sold under repurchase agreements	7,008	9,498
Federal Home Loan Bank advances	70,000	70,000
Subordinated notes, net of issuance costs	6,885	6,877
Other liabilities	8,533	7,781
Total liabilities	867,492	856,002
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,226,096 and 13,203,605 shares, respectively) (2)	66,130	66,018
Additional paid-in capital	37,207	37,142
Unearned employee stock ownership plan shares	(1,047)	(1,129)
Retained earnings	15,749	13,679
Accumulated other comprehensive loss, net	(2,315)	(1,156)
Total shareholders’ equity	115,724	114,554
Total liabilities and shareholders’ equity	$983,216	$970,556

(1)	Derived from audited December 31, 2017 Consolidated Financial Statements.
(2)	Preferred stock is authorized; however, none was outstanding as of June 30, 2018 and December 31, 2017.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
INTEREST INCOME
Loans, including fees	$9,745	$8,326	$19,729	$12,714
Securities:
Taxable	497	348	894	617
Tax-exempt	117	114	237	228
Federal funds sold	52	33	126	34
Interest-bearing deposit accounts	80	53	178	60
Certificates of deposit	17	18	36	37
Total interest income	10,508	8,892	21,200	13,690
INTEREST EXPENSE
Deposits	1,796	1,077	3,400	1,707
Federal funds purchased	—	—	—	10
Securities sold under repurchase agreements	4	4	7	7
Subordinated notes	128	119	256	236
Federal Home Loan Bank advances	386	248	699	402
Total interest expense	2,314	1,448	4,362	2,362
Net interest income	8,194	7,444	16,838	11,328
Provision for (recovery of) loan losses	(348)	568	(28)	758
Net interest income after provision for loan losses	8,542	6,876	16,866	10,570
NON-INTEREST INCOME
Income from fiduciary activities	198	229	445	474
Service charges and fees on deposit accounts	152	246	287	458
Non-deposit product income	282	115	414	195
Interchange fees, net	124	129	116	204
Other service charges and fees	30	45	61	77
Secondary market lending income	243	86	376	201
Increase in cash surrender value of bank owned life insurance	124	133	251	208
Net gains on sale of available-for-sale securities	—	7	—	2
Net losses on disposition of other assets	—	—	(69)	—
Gain on curtailment of post-retirement benefit plan	—	—	352	—
Other income	10	91	101	152
Total non-interest income	1,163	1,081	2,334	1,971
NON-INTEREST EXPENSE
Salaries and employee benefits	4,273	3,321	8,379	6,145
Occupancy	882	693	1,677	1,132
Data processing	837	394	1,385	598
Bank franchise tax	177	142	353	218
Telecommunications	131	76	237	104
FDIC assessments	187	111	370	196
Foreclosed property	53	59	65	69
Consulting	346	97	729	151
Advertising and marketing	153	54	221	127
Directors’ fees	68	209	236	331
Audit and accounting fees	240	217	603	245
Legal	119	13	249	95
Merger related	—	685	363	985
Intangible amortization	203	234	414	234
Net other real estate owned (gains) losses	84	(3)	(57)	93
Other	809	844	1,459	1,305
Total non-interest expense	8,562	7,146	16,683	12,028
Income before income taxes	1,143	811	2,517	513
Income tax expense	197	254	447	133
Net income	$946	$557	$2,070	$380
Basic and diluted earnings per share	$0.07	$0.06	$0.16	$0.05

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$946	$557	$2,070	$380
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(272)	445	(1,467)	485
Deferred tax benefit (expense)	57	(150)	308	(164)
Reclassification of net available-for-sale securities gains recognized in net income	—	(7)	—	(2)
Deferred tax benefit	—	2	—	1
Total other comprehensive (loss) income	(215)	290	(1,159)	320
Comprehensive income	$731	$847	$911	$700

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Loss, net	Equity
Six months ended June 30, 2018
Balance at beginning of period	13,203,605	$66,018	$37,142	$(1,129)	$13,679	$(1,156)	$114,554
Net income	—	—	—	—	2,070	—	2,070
Other comprehensive loss	—	—	—	—	—	(1,159)	(1,159)
Stock options exercised	22,491	112	19	—	—	—	131
ESOP collateral release	—	—	—	82	—	—	82
Share-based compensation expense	—	—	46	—	—	—	46
Balance at end of period	13,226,096	$66,130	$37,207	$(1,047)	$15,749	$(2,315)	$115,724

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
(Dollars in thousands)	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities
Net income	$2,070	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	805	639
Net premium accretion and discount amortization of securities	207	183
Amortization of subordinated debt issuance costs	8	8
Amortization of core deposit intangible	414	234
Accretion of fair value adjustment of time deposits	(110)	(117)
Accretion of fair value adjustments (discounts) of loans	1,051	(451)
Provision for (recovery of) loan losses	(28)	758
Share-based compensation	46	67
Gain on sale of available-for-sale securities	—	(2)
Increase in other real estate owned valuation allowance	91	109
Gain on sale of other real estate owned	(148)	(16)
Loss on disposal of fixed and other assets	69	—
Decrease in value of mortgage servicing rights	22	6
Loan originations for sale	(13,926)	(5,719)
Loan sales	15,135	5,788
Gain on sold loans	(227)	(51)
Increase in cash surrender value of bank owned life insurance	(251)	(208)
Gain on curtailment of post-retirement benefit plan	(352)	—
(Increase) decrease in accrued interest receivable and other assets	(269)	304
Increase in other liabilities	1,186	297
Net cash provided by operating activities	5,793	2,209
Cash Flows From Investing Activities
Proceeds from maturities and principal pay downs of available-for-sale securities	1,808	2,198
Proceeds from sales and calls of available-for-sale securities	—	17,662
Maturities of certificates of deposit	—	992
Purchases of available-for-sale securities and certificates of deposit	(650)	(743)
Purchases of restricted securities, net	(403)	(470)
Increase in federal funds sold	5,017	—
Net increase in loans	(38,901)	(52,157)
Principal payments on loans held for sale	—	279
Cash acquired in the merger with Virginia BanCorp	—	14,698
Proceeds from sale of other real estate owned	3,001	412
Proceeds from sale of equipment	—	6
Purchases of premises and equipment	(1,421)	(836)
Net cash used in investing activities	(31,549)	(17,959)
Cash Flows From Financing Activities
Net increase (decrease) in demand, savings, and other interest-bearing deposits	2,292	(20,071)
Net increase in time deposits	11,038	59,516
Stock options exercised	131	138
Net decrease in securities sold under repurchase agreements	(2,490)	(7,524)
Increase in Federal Home Loan Bank advances	—	10,000
Net cash provided by financing activities	10,971	42,059
Net (decrease) increase in cash and due from banks	(14,785)	26,309
Cash and cash equivalents (including interest-earning deposits) at beginning of period	51,367	14,702
Cash and cash equivalents (including interest-earning deposits) at end of period	$36,582	$41,011
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$4,334	$2,181
Income taxes	620	550
Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities	(1,467)	485
Loans transferred to other real estate owned	2,161	259
Loans originated to facilitate sale of other real estate owned	—	190
Changes in deferred taxes resulting from other comprehensive income transactions	(308)	164
Dividends declared	—	377

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

Note 2: Amendments to the Accounting Standards Codification

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. This ASU was effective for annual periods and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2018. The adoption did not have a material effect on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which is new guidance for the accounting for credit losses on instruments within its scope. It introduces a new model for current expected credit losses (“CECL”), which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This will include loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this ASU replaces the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. The ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and has formed an implementation committee, which is studying the standard, evaluating third parties’ models to support the requirements of the standard and to assist in implementation.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. This ASU is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has several lease agreements, such as for office space, which are currently considered operating leases and not recognized on its balance sheet. The Company expects the new guidance to require these lease agreements to be recognized on its balance sheet as a right-to-use asset with a corresponding liability. The Company is currently taking inventory of its lease agreements and accumulating the data needed to implement the new standard. However, the Company does not expect the guidance to have a material effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires equity investments, other than those accounted for using the equity method, to be measured at fair value through earnings. There will no longer be an available-for-sale classification measured (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The cost method is also eliminated for equity instruments without a readily determinable fair value. For these investments, companies can elect to record the investment at cost, less impairment, plus or minus subsequent adjustments for observable price changes. This election only applies to equity investments that do not qualify for the net asset value practical expedient. Public companies will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, this ASU requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The classification and measurement guidance is effective for periods beginning after December 15, 2017. The Company’s primary available-for sale investments are debt securities and are therefore not included in the scope of this ASU. However, the Company is subject to certain disclosure requirements of the standard and has engaged a third party to assist with the measurement of exit prices of its financial instruments, including its loans receivables, deposits, and borrowings. The adoption of this ASU did not have a material effect on the Company’s financial statements, other than the fair value disclosures in Note 11.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASU requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Subsequent to the issuance of this ASU, the FASB issued targeted updates to clarify specific implementation issues including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoptions, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect on initially applying the standard being recognized at the date of initial application. The effective date for this ASU was for annual reporting periods beginning after December 15, 2017. The Company’s primary source of revenue is interest income from loans and investments and loan fees. As these items are outside the scope of the standard, this income was not affected by this ASU. The Company reviewed other sources of income including fiduciary fees, secondary market lending fees, and other deposit account fees against the requirements of the standard and concluded no changes in the accounting methods were necessary. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs should be presented net of related revenues); this classification was made to both revenue and expense for the quarters and year to date periods ended June 30, 2018 and 2017.

Note 3: Business Combination

On April 1, 2017, the Company and Virginia BanCorp Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp (the “Merger”). The Company is the surviving corporation in the Merger, and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $42.2 million at the time of closing. As of the completion of the Merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company, and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company. After the Merger of Virginia BanCorp with and into the Company, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, a wholly owned subsidiary of the Company, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank.

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

		Fair Value
	As Recorded	Adjustments	As Recorded
	by Virginia BanCorp	and Reclassifications	by the Company
Consideration paid:
Bay Banks of Virginia, Inc. common stock			$42,247
Identifiable assets acquired:
Cash and due from banks	$2,356	$—	$2,356
Interest-bearing deposits	12,342	—	12,342
Securities available-for-sale	22,088	—	22,088
Restricted securities	1,543	—	1,543
Loans receivable	272,479	(62,068)	210,411
Loans held for sale	—	55,648	55,648
Deferred income taxes	1,325	255	1,580
Premises and equipment	3,333	2,703	6,036
Accrued interest receivable	1,253	(24)	1,229
Other real estate owned	3,113	—	3,113
Core deposit intangible	—	3,670	3,670
Bank owned life insurance	8,430	—	8,430
Mortgage servicing rights	324	—	324
Other assets	365	—	365
Total identified assets acquired	328,951	184	329,135
Identifiable liabilities assumed:
Noninterest-bearing deposits	21,119	—	21,119
Savings and interest-bearing demand deposits	124,640	—	124,640
Time deposits	121,437	733	122,170
Federal Home Loan Bank advances	25,000	—	25,000
Other liabilities	1,525	—	1,525
Total identifiable liabilities assumed	293,721	733	294,454
Total identifiable assets assumed	$35,230	$(549)	$34,681
Goodwill resulting from acquisition			$7,566

Pro Forma Financial Information

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2017. The unaudited combined pro forma revenue and net income combines the historical results of Virginia BanCorp with the Company’s consolidated statements of operations for the period noted, and while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2017. Merger-related expenses of $985 thousand were included in the Company’s actual consolidated statements of operations for the six months ended June 30, 2017, but were excluded from the unaudited pro forma information below. Operational cost savings and other efficiencies expected to be achieved by the Company due to the Merger are also not reflected in the unaudited pro forma amounts.

For the Six Months Ended June 30, 2017
Net interest income	$11,845
Net income	1,464

Impact of Certain Acquisition Accounting Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from Virginia BanCorp had the following impact on the consolidated statements of operations for the periods presented below.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Loans (1)	$547	$1,051
Core deposit intangible (2)	(203)	(414)
Time deposits (3)	42	110
Depreciation (4)	(10)	(20)
Net impact to income before income taxes	$376	$727

(1)	Loan discount accretion is included in loan interest income, including fees, in the consolidated statements of operations.
(2)	CDI amortization is included in other expense in noninterest expense in the consolidated statements of operations.
(3)	Time deposit premium amortization is included in deposits in interest expense in the consolidated statements of operations.
(4)	Depreciation on the fair value adjustment of fixed assets is included in occupancy expense in noninterest expense in the consolidated statements of operations.

Note 4: Securities

The aggregate amortized costs and fair values of available-for-sale securities as of the dates stated were as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$48,032	$2	$(1,707)	$46,327
State and municipal obligations	21,281	32	(422)	20,891
Corporate bonds	7,096	10	(2)	7,104
Total available-for-sale securities	$76,409	$44	$(2,131)	$74,322

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$49,964	$6	$(687)	$49,283
State and municipal obligations	21,113	195	(155)	21,153
Corporate bonds	6,696	23	(2)	6,717
Total available-for-sale securities	$77,773	$224	$(844)	$77,153

Securities with fair values of $18.5 million and $19.4 million were pledged as collateral for repurchase agreements as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, all the securities pledged for repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $7.0 million and $9.5 million as of June 30, 2018 and December 31, 2017, respectively, and are included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

Securities in an unrealized loss position at June 30, 2018 and December 31, 2017, by period of the unrealized loss, are shown below. The unrealized loss positions were primarily related to interest rate movements and not the credit quality of the issuers. All agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered. Securities with unrealized loss positions at June 30, 2018 included 52 U.S. government agencies, 44 state and municipal obligations, and one corporate bond. Securities with unrealized loss positions at December 31, 2017 included 36 U.S. government agencies, 34 state and municipal obligations, and one corporate bond.

The following tables provide additional information on these securities as of the dates stated.

	Less than 12 months		12 months or more		Total
June 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	$31,602	$(1,046)	$14,323	$(661)	$45,925	$(1,707)
States and municipal obligations	10,363	(99)	5,403	(323)	15,766	(422)
Corporate bonds	498	(2)	—	—	498	(2)
Total temporarily impaired securities	$42,463	$(1,147)	$19,726	$(984)	$62,189	$(2,131)

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	$25,053	$(353)	$16,184	$(334)	$41,237	$(687)
States and municipal obligations	2,753	(15)	5,787	(140)	8,540	(155)
Corporate bonds	498	(2)	—	—	498	(2)
Total temporarily impaired securities	$28,304	$(370)	$21,971	$(474)	$50,275	$(844)

The following table presents the amortized cost and fair value by contractual maturity of securities available for sale as of the dates stated. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities that are not due at a single maturity date that do not have contractual maturities are shown separately.

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State and municipal obligations
Due in one year or less	$1,632	$1,631	$1,241	$1,237
Due after one year but less than five years	8,201	8,130	7,173	7,219
Due after five years but less than ten years	10,977	10,676	11,736	11,740
Due after ten years	471	454	963	957
U.S. Government agencies and mortgage backed securities	48,032	46,327	49,964	49,283
Corporate bonds	7,096	7,104	6,696	6,717
Total available-for-sale securities	$76,409	$74,322	$77,773	$77,153

Restricted Securities

The Company’s investment in FHLB stock totaled $3.4 million and $3.7 million at June 30, 2018 and December 31, 2017, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock, which totaled $2.1 million at June 30, 2018 and $1.9 million at December 31, 2017. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership in the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost and are periodically evaluated for impairment.

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

The following is a summary of the balances of loans as of the dates stated.

	June 30, 2018	December 31, 2017
Mortgage loans on real estate:
Construction, Land and Land Development	$81,059	$66,042
Farmland	770	923
Commercial Mortgages (Non-Owner Occupied)	156,891	146,757
Commercial Mortgages (Owner Occupied)	80,258	80,052
Residential First Mortgages	285,477	269,365
Residential Revolving and Junior Mortgages	39,747	46,498
Commercial and Industrial	124,563	114,093
Consumer	32,767	42,566
Total loans	801,532	766,296
Net unamortized deferred loan costs	24	200
Allowance for loan losses	(7,113)	(7,770)
Loans, net	$794,443	$758,726

The recorded investment for past due and nonaccruing loans is shown in the following tables as of the dates stated. A loan past due by 90 days or more is generally placed on nonaccrual unless it is both well secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include PCI loans.

June 30, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$250	$—	$538	$788	$80,271	$81,059
Farmland	—	—	—	—	770	770
Commercial Mortgages (Non-Owner Occupied)	560	—	448	1,008	155,883	156,891
Commercial Mortgages (Owner Occupied)	121	—	939	1,060	79,198	80,258
Residential First Mortgages	2,323	65	1,055	3,443	282,034	285,477
Residential Revolving and Junior Mortgages	72	19	370	461	39,286	39,747
Commercial and Industrial	202	—	—	202	124,361	124,563
Consumer	351	3	124	478	32,289	32,767
Total loans	$3,879	$87	$3,474	$7,440	$794,092	$801,532

December 31, 2017	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$261	$—	$1,237	$1,498	$64,544	$66,042
Farmland	—	48	—	48	875	923
Commercial Mortgages (Non-Owner Occupied)	449	—	—	449	146,308	146,757
Commercial Mortgages (Owner Occupied)	573	—	1,752	2,325	77,727	80,052
Residential First Mortgages	2,670	141	1,942	4,753	264,612	269,365
Residential Revolving and Junior Mortgages	449	20	1,338	1,807	44,691	46,498
Commercial and Industrial	331	—	92	423	113,670	114,093
Consumer	288	4	135	427	42,139	42,566
Total loans	$5,021	$213	$6,496	$11,730	$754,566	$766,296

The following tables include an aging analysis, based upon contractual terms, of the recorded investment of PCI loans as of the dates stated, included in the tables above.

June 30, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total PCI Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$—	$—	$1,390	$1,390
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	156	156
Commercial Mortgages (Owner Occupied)	121	—	—	121	182	303
Residential First Mortgages	23	65	—	88	3,599	3,687
Residential Revolving and Junior Mortgages	—	19	—	19	23	42
Consumer	—	3	—	3	57	60
Total purchased credit-impaired loans	$144	$87	$—	$231	$5,407	$5,638

December 31, 2017	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total PCI Loans
Mortgage Loans on Real Estate:
Construction, Land and Land Development	$—	$—	$—	$—	$1,405	$1,405
Commercial Mortgages (Non-Owner Occupied)	—	—	—	—	171	171
Commercial Mortgages (Owner Occupied)	161	—	—	161	160	321
Residential First Mortgages	349	141	—	490	3,320	3,810
Residential Revolving and Junior Mortgages	—	20	—	20	29	49
Consumer	—	4	—	4	65	69
Total purchased credit-impaired loans	$510	$165	$—	$675	$5,150	$5,825

Note 6: Allowance for Loan Losses

The allowance for loan losses (“ALL”) reflects management’s judgment of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each homogenous segment and class of the portfolio, and any loans analyzed individually for impairment. Depending on the nature of each segment and class, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures, including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured for impairment generally include (1) any loan risk rated Special Mention or worse where the borrower has filed for bankruptcy; and (2) all loans risk rated Substandard or worse with balances of $400 thousand or more; and (3) all loans classified as a troubled debt restructuring (“TDR”). A specific allowance arises when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component of the ALL collectively evaluates any loans not identified as impaired or evaluated as impaired and are grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, then adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth, and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained if needed to cover uncertainties that could affect management’s estimate of probable losses. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

Loans Evaluated for Impairment

The following tables show loans evaluated for impairment individually and collectively by segment as of the dates stated.

June 30, 2018	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer and Other	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,125	$—	$131	$1,256
Loans collectively evaluated for impairment	3,119	944	1,794	5,857
Purchased credit impaired loans	—	—	—	—
Total allowance on loan losses	$4,244	$944	$1,925	$7,113
Loan balances applicable to:
Loans individually evaluated for impairment	$8,037	$—	$131	$8,168
Loans collectively evaluated for impairment	630,587	124,563	32,576	787,726
Purchased credit impaired loans	5,578	—	60	5,638
Total loans	$644,202	$124,563	$32,767	$801,532
December 31, 2017
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$861	$92	$141	$1,094
Loans collectively evaluated for impairment	3,003	786	2,887	6,676
Purchased credit impaired loans	—	—	—	—
Total allowance on loan losses	$3,864	$878	$3,028	$7,770
Loan balances applicable to:
Loans individually evaluated for impairment	$8,874	$92	$141	$9,107
Loans collectively evaluated for impairment	595,007	114,001	42,356	751,364
Purchased credit impaired loans	5,756	—	69	5,825
Total loans	$609,637	$114,093	$42,566	$766,296

The following tables show an analysis of the change in the ALL by segment for the periods presented.

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Three Months Ended June 30, 2018
Beginning Balance	$4,190	$1,043	$2,690	$7,923
(Charge-offs)	(83)	(101)	(335)	(519)
Recoveries	16	—	41	57
Provision (recovery)	121	2	(471)	(348)
Ending Balance	$4,244	$944	$1,925	$7,113

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Three Months Ended June 30, 2017
Beginning Balance	$3,421	$528	$44	$3,993
(Charge-offs)	(141)	—	(193)	(334)
Recoveries	10	1	3	14
Provision (recovery)	396	(73)	245	568
Ending Balance	$3,686	$456	$99	$4,241

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Six Months Ended June 30, 2018
Beginning Balance	$3,864	$878	$3,028	$7,770
(Charge-offs)	(114)	(116)	(677)	(907)
Recoveries	43	—	235	278
Provision (recovery)	451	182	(661)	(28)
Ending Balance	$4,244	$944	$1,925	$7,113

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Six Months Ended June 30, 2017
Beginning Balance	$3,318	$493	$52	$3,863
(Charge-offs)	(273)	—	(201)	(474)
Recoveries	88	1	5	94
Provision (recovery)	553	(38)	243	758
Ending Balance	$3,686	$456	$99	$4,241

Purchased Credit Impaired Loans

The following table presents the changes in the accretable yield for PCI loans for the period presented.

For the Six Months Ended
June 30, 2018
Balance as of December 31, 2017	$1,087
Accretion of acquisition accounting adjustment	(171)
Reclassifications from nonaccretable balance, net	69
Other changes, net	175
Balance as of June 30, 2018	$1,160

Internal Risk Rating Grades

All loans in the Company’s loan portfolio, with the exception of purchased consumer loans, are risk graded using loan risk grading software that employs a variety of algorithms based on detailed account characteristics to include borrower’s payment history on a total relationship basis as well as loan to value exposure. For non-homogenous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan. For purchased consumer loans, a loan is graded “substandard” when it is 90 days or more past due; otherwise, the loan is graded “pass”.

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

Loss – Uncollectible and of such little value that continuance as a bankable asset is not warranted.

The tables below show the risk ranking of loans as of the dates stated.

June 30, 2018	Construction, Land and Land Development	Farmland	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$72,229	$770	$273,382	$37,869	$151,342	$73,781	$121,571	$11,225	$742,169
Watch	6,673	—	7,779	1,165	4,946	4,798	1,691	21,264	48,316
Special mention	—	—	2,503	—	—	557	—	131	3,191
Substandard	2,157	—	1,813	713	603	1,122	1,301	142	7,851
Doubtful	—	—	—	—	—	—	—	5	5
Total loans	$81,059	$770	$285,477	$39,747	$156,891	$80,258	$124,563	$32,767	$801,532

December 31, 2017	Construction, Land and Land Development	Farmland	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$55,949	$923	$256,614	$43,659	$140,625	$67,732	$110,281	$12,431	$688,214
Watch	6,690	—	8,624	1,376	5,931	10,076	2,373	29,917	64,987
Special mention	172	—	205	—	—	—	1,347	—	1,724
Substandard	3,231	—	3,922	1,463	201	2,244	92	218	11,371
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$66,042	$923	$269,365	$46,498	$146,757	$80,052	$114,093	$42,566	$766,296

Impaired Loans

The following tables show the Company’s recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, as of the dates stated.

	As of June 30, 2018			As of December 31, 2017
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, Land and Land Development	$93	$164	$—	$900	$1,378	$—
Residential First Mortgages	1,598	1,852	—	1,488	1,488	—
Residential Revolving and Junior Mortgages	416	416	—	414	414	—
Commercial Mortgages (Non-owner occupied)	—	—	—	—	—	—
Commercial Mortgages (Owner occupied)	1,404	1,404	—	1,721	1,971	—
Commercial and Industrial	—	—	—	—	—	—
Consumer-Other	—	—	—	—	—	—
Total impaired loans with no related allowance	3,511	3,836	—	4,523	5,251	—
With an allowance recorded:
Construction, Land and Land Development	571	571	257	550	621	137
Residential First Mortgages	2,842	2,842	594	1,914	1,914	367
Residential Revolving and Junior Mortgages	130	527	67	1,340	1,340	162
Commercial Mortgages (Non-owner occupied)	448	448	46	—	—	—
Commercial Mortgages (Owner occupied)	535	535	161	547	586	195
Commercial and Industrial	—	—	—	92	92	92
Consumer-Other	131	131	131	141	141	141
Total impaired loans with allowance recorded	4,657	5,054	1,256	4,584	4,694	1,094
Total Impaired Loans:
Construction, Land and Land Development	664	735	257	1,450	1,999	137
Residential First Mortgages	4,440	4,694	594	3,402	3,402	367
Residential Revolving and Junior Mortgages	546	943	67	1,754	1,754	162
Commercial Mortgages (Non-owner occupied)	448	448	46	—	—	—
Commercial Mortgages (Owner occupied)	1,939	1,939	161	2,268	2,557	195
Commercial and Industrial	—	—	—	92	92	92
Consumer-Other	131	131	131	141	141	141
Total Impaired Loans	$8,168	$8,890	$1,256	$9,107	$9,945	$1,094

The following table shows the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$84	$—	$1,453	$14	$165	$1	$1,479	$27
Residential First Mortgages	1,513	24	1,769	2	1,471	41	1,774	7
Residential Revolving and Junior Mortgages	415	1	162	—	415	3	162	1
Commercial Mortgages (Non-owner occupied)	—	—	247	5	—	—	248	8
Commercial Mortgages (Owner occupied)	1,385	20	1,689	4	1,380	32	1,777	11
Commercial and Industrial	—	—	—	—	—	—	—	—
Consumer - Other	—	3	—	—	—	—	—	—
Total impaired loans with no allowance	3,397	48	5,320	25	3,431	77	5,440	54
With an allowance recorded:
Construction, land and land development	571	8	236	1	553	17	238	2
Residential First Mortgages	2,623	36	1,938	23	2,386	67	1,942	47
Residential Revolving and Junior Mortgages	131	2	1,300	5	123	4	1,301	18
Commercial Mortgages (Non-owner occupied)	224	—	—	—	149	—	—	—
Commercial Mortgages (Owner occupied)	538	8	737	—	541	15	739	—
Commercial and Industrial	—	—	92	—	—	—	92	—
Consumer - Other	—	—	—	—	—	5	—	—
Total impaired loans with allowance recorded	4,087	54	4,303	29	3,752	108	4,312	67
Total Impaired Loans:
Construction, land and land development	655	8	1,689	15	718	18	1,717	29
Residential First Mortgages	4,136	60	3,707	25	3,857	108	3,716	54
Residential Revolving and Junior Mortgages	546	3	1,462	5	538	7	1,463	19
Commercial Mortgages (Non-owner occupied)	224	—	247	5	149	—	248	8
Commercial Mortgages (Owner occupied)	1,923	28	2,426	4	1,921	47	2,516	11
Commercial and Industrial	—	—	92	—	—	—	92	—
Consumer - Other	—	3	—	—	—	5	—	—
Total impaired loans	$7,484	$102	$9,623	$54	$7,183	$185	$9,752	$121

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	June 30, 2018	December 31, 2017
Nonaccrual loans	$3,474	$6,496
Nonaccrual loans not individually evaluated for impairment	(1,279)	(854)
Nonaccrual impaired loans	2,195	5,642
TDRs on accrual	3,803	2,214
Other impaired loans on accrual	2,170	1,251
Total impaired loans	$8,168	$9,107

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

Loans modified as TDRs are considered impaired and are individually evaluated for impairment for the ALL. The following table presents, by segment, information related to loans modified as TDRs for the periods presented.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2018			June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	1	$30	$30	—	$—	$—

(1)	Modifications were an extension of the loan terms.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2018			June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	4	$590	$594	—	$—	$—
(1)	Modification were an extension of the loan terms.

No loans designated as TDRs subsequently defaulted in the first six months 2018 or 2017.

The following table presents a roll forward of accruing and nonaccruing TDRs for the period presented.

	Accruing	Nonaccruing	Total
Balance as of December 31, 2017	$1,452	$2,612	$4,064
Charge-offs	—	(92)	(92)
Payments and other adjustments	(41)	7	(34)
New TDR designation	557	30	587
Release TDR designation	—	—	—
Transfer	1,835	(1,729)	106
Balance as of June 30, 2018	$3,803	$828	$4,631

Note 7: Other Real Estate Owned, net

The table below details the properties included in other real estate owned (“OREO”) as of the dates stated.

	June 30, 2018		December 31, 2017
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	3	$945	5	$443
Land	20	2,020	20	3,223
Commercial properties	3	536	4	618
Total other real estate owned	26	3,501	29	4,284

There was one $46 thousand collateralized consumer land loan and three collateralized residential mortgage loans totaling $230 thousand in the process of foreclosure as of June 30, 2018.

Note 8: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Basic earnings per share amounts are computed by dividing the net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the earnings per common share. For both computations, the weighted average number of employee stock ownership plan (“ESOP”) shares not committed to be released to participant accounts purchased by the ESOP are not assumed to be outstanding. The weighted average ESOP shares excluded from the computation were 154,410 and 157,885 for the three and six months ended June 30, 2018, respectively. The weighted average ESOP shares excluded from the computation were 140,542 and 70,267 for the three and six months ended June 30, 2017, respectively. For the three months ended June 30, 2018 and 2017, options on 96,415 and 91,368 shares, respectively, were not included in computing diluted earnings per share because their effects would have been anti-dilutive. For the six months ended June 30, 2018 and 2017, options on 96,415 and 91,368 shares, respectively, were not included in computing diluted earnings per share because their effects would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$946	$557	$2,070	$380
Weighted average shares outstanding, basic	13,059,604	9,233,615	13,049,142	7,017,907
Dilutive shares:
Stock options	62,081	7,181	67,484	66,523
Restricted shares	4,734	—	5,021	—
Weighted average shares outstanding, dilutive	13,126,419	9,240,796	13,121,647	7,084,430
Basic and diluted earnings per share	$0.07	$0.06	$0.16	$0.05

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

The Company also sponsored a post-retirement benefit plan covering retirees who were age 55 with 10 years of service or age 65 with five years of service prior to March 1, 2018, when the plan was curtailed. The Company recognized a gain on the curtailment of the post-retirement plan of $352 thousand at March 1, 2018, which is included in the consolidated statements of operations for the six months ended June 30, 2018. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses. The plan is unfunded and funded as benefits are paid.

Note 10: Borrowings

FHLB Borrowings

As of June 30, 2018 and December 31, 2017, the Bank had $70.0 million of outstanding FHLB borrowings, consisting of two advances. Advances on the FHLB lines are secured by a blanket lien on qualified one-to-four family real estate, commercial real estate, and multifamily residential loans. Immediate available credit, as of June 30, 2018, was $172.2 million against a total line of credit of $248.2 million.

Further information regarding the two advances outstanding as of June 30, 2018 are shown in the following table.

				Maturity
	Balance	Originated	Interest Rate	Date
Adjustable rate hybrid	$10,000	4/12/2013	4.72%	4/13/2020
Fixed rate credit	60,000	6/4/2018	1.97%	7/3/2018
Total FHLB borrowings	$70,000		3.35%

Subordinated Notes

On May 28, 2015, the Company entered into a purchase agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “notes”) to the accredited investors. The notes have a maturity date of May 28, 2025 and bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a note may declare the principal amount of the notes to be due and immediately payable. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The notes qualify as Tier 2 capital for regulatory reporting. The aggregate carrying value of the notes, including capitalized debt issuance costs, was $6.9 million at both June 30, 2018 and December 31, 2017. For the three months ended June 30, 2018 and 2017, the effective interest rate on the notes was 6.85% and 6.93%, respectively. For the six months ended June 30, 2018 and 2017, the effective interest rate on the notes was 6.85% and 6.87%, respectively.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock, issued and outstanding, in the Company’s ESOP was $1.0 million at June 30, 2018 and $1.1 million at December 31, 2017 and is included in other liabilities on the consolidated balance sheets. The debt is comprised of five fixed rate-amortizing notes, four of which carry an interest rate of 3.25% and one that carries an interest rate of 4.50% with maturity dates ranging from March 1, 2019 to December 31, 2027. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Available-for-sale securities: Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third-party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases, where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Company engages a third party to determine the fair value of its available-for-sale securities.

Mortgage servicing rights (“MSR”): The Company currently owns MSRs from two portfolios, one serviced for Fannie Mae (“FNMA”) and one serviced for Freddie Mac (“FHLMC”). The MSRs for the portfolios serviced for FNMA and FHLMC are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations.

A model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 14 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of June 30, 2018 and as of December 31, 2017. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 129% and 150% as of June 30, 2018 and December 31, 2017, respectively. A discount rate of 12.5% and 13.0% was then applied to each pool as of June 30, 2018 and as of December 31, 2017, respectively. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of June 30, 2018 Using
	Balance as of June 30, 2018	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$46,327	$—	$46,327	$—
State and municipal obligations	20,891	—	20,891	—
Corporate bonds	7,104	—	—	7,104
Total available for sale securities	$74,322	$—	$67,218	$7,104
Mortgage servicing rights	$977	$—	$—	$977

		Fair Value Measurements as of December 31, 2017 Using
	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$49,283	$—	$49,283	$—
State and municipal obligations	21,153	—	21,153	—
Corporate bonds	6,717	—	—	6,717
Total available for sale securities	$77,153	$—	$70,436	$6,717
Mortgage servicing rights	$999	$—	$—	$999

The reconciliation of items using Level 3 inputs is as follows.

	MSR	Corporate Bonds
Balance December 31, 2017	$999	$6,717
Purchases	—	400
Fair value adjustments	(22)	(13)
Sales	—	—
Balance June 30, 2018	$977	$7,104

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral, if any, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the vast majority of the Company’s collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned: OREO is measured at fair value less estimated costs to sell, based on an appraisal conducted by an independent, licensed appraiser. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. Fair value adjustments, if any, are recorded in the period incurred and included in other noninterest expense on the consolidated statements of operations.

The following table summarizes the Company’s assets that were measured at fair value on a non-recurring basis as of the dates stated.

		Fair Value Measurements as of June 30, 2018 Using
	Balance as of June 30, 2018	Level 1	Level 2	Level 3
Impaired loans	$4,657	$—	$—	$4,657
Other real estate owned	3,501	—	—	3,501

		Fair Value Measurements as of December 31, 2017 Using
	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Impaired loans	$3,491	$—	$—	$3,491
Other real estate owned	4,284	—	—	4,284

The following table displays quantitative information about Level 3 Fair Value Measurements as of June 30, 2018.

	Balance as of June 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$4,657	Discounted appraised value	Selling Cost Lack of Marketability	0%-30% (18%) 50%-100% (70%)
		Discounted cash flows	Discount rate	5%-6% (6%)
Other real estate owned	3,501	Discounted appraised value	Selling Cost Lack of Marketability	3%-13% (4%) 4%-100% (12%)

The following table displays quantitative information about Level 3 Fair Value Measurements as of December 31, 2017.

	Balance as of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,491	Discounted appraised value	Selling Cost Lack of Marketability	6%-20% (16%) 50%-90% (65%)
		Discounted cash flows	Discount rate	5%-6% (6%)
Other real estate owned	4,284	Discounted appraised value	Selling Cost Lack of Marketability	3%-13% (8%) 10%-100% (16%)

In 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires public companies to use the exit price when measuring fair value of financial instruments measured at amortized cost. The Company engaged a third party to assist with the prospective measurement of the fair value of certain assets and liabilities measured on a nonrecurring basis. The fair values as of June 30, 2018 below were calculated using the exit prices, as promulgated by this standard, while the fair values as of December 31, 2017 were calculated using a discounted cash flows method or other methods; therefore, the tables below are not comparable.

The carrying values of cash and due from banks, interest-bearing deposits, certificates of deposit, federal funds sold or purchased, accrued interest receivable, loans held for sale, and noninterest-bearing deposits are payable on demand or are of such short duration that carrying value approximates market value.

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At June 30, 2018 and December 31, 2017, the fair value of loan commitments and standby letters of credit was immaterial, and therefore not included in the table above.

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

The following table summarizes the Company’s assets and liabilities at carrying values and estimated fair values on a nonrecurring basis as of the dates stated.

			Fair Value Measurements as of June 30, 2018 Using
	Carrying value as of	Fair Value as of
	June 30, 2018	June 30, 2018	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,319	$8,319	$8,319	$—	$—
Interest-bearing deposits	28,263	28,263	28,263	—	—
Certificates of deposit	3,224	3,224	—	3,224	—
Federal funds sold	1,944	1,944	1,944	—	—
Restricted securities	6,190	6,190	—	6,190	—
Loans receivable, net	794,443	781,194	—	—	781,194
Loans held for sale	669	669	—	669	—
Accrued interest receivable	2,954	2,954	—	—	2,954
Financial Liabilities:
Noninterest-bearing liabilities	108,943	108,943	108,943	—	—
Savings and interest-bearing demand deposits	296,206	296,206	—	296,206	—
Time deposits	369,917	370,430	—	370,430	—
Securities sold under repurchase agreements	7,008	7,008	—	7,008	—
FHLB advances	70,000	69,634	—	69,634	—
Subordinated notes	6,885	7,049	—	7,049	—

			Fair Value Measurements as of December 31, 2017 Using
	Carrying value as of	Fair Value as of
	December 31, 2017	December 31, 2017	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,396	$9,396	$9,396	$—	$—
Interest-bearing deposits	41,971	41,971	41,971	—	—
Certificates of deposit	3,224	3,224	—	3,224	—
Federal funds sold	6,961	6,961	6,961	—	—
Restricted securities	5,787	5,787	—	5,787	—
Loans receivable, net	758,726	774,099	—	—	774,099
Loans held for sale	1,651	1,651	—	1,651	—
Accrued interest receivable	3,194	3,194	—	—	3,194
Financial Liabilities:
Noninterest-bearing liabilities	103,037	103,037	103,037	—	—
Savings and interest-bearing demand deposits	299,820	299,820	—	299,820	—
Time deposits	358,989	356,450	—	-	356,450
Securities sold under repurchase agreements	9,498	9,498	—	9,498	—
FHLB advances	70,000	70,486	—	70,486	—
Subordinated notes	6,877	7,000	—	—	7,000

Note 12: Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) net of taxes are shown in the following tables for the periods presented.

	For the Three Months Ended June 30, 2018
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2018	$(1,433)	$(667)	$(2,100)
Change in net unrealized holding loss on available for sale securities, net of tax benefit of $57	(215)	—	(215)
Balance as of June 30, 2018	$(1,648)	$(667)	$(2,315)

	For the Six Months Ended June 30, 2018
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2018	$(489)	$(667)	$(1,156)
Change in net unrealized holding loss on available for sale securities, net of tax benefit of $308	(1,159)	—	(1,159)
Balance as of June 30, 2018	$(1,648)	$(667)	$(2,315)

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about expectations regarding the merger between the Company and Virginia BanCorp Inc. (“Virginia BanCorp”), the Company’s plans, obligations, expectations and intentions, and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, disruptions to customer and employee relationships and business operations caused by the merger; the ability to implement integration plans associated with the merger, which integration may be more difficult, time-consuming or costly than expected; the ability to achieve the cost savings and synergies contemplated by the merger within the expected timeframe, or at all; changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies, and guidelines; changes in banking, tax, and other laws and regulations and interpretations or guidance thereunder; and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the 2017 Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

MERGER WITH VIRGINIA BANCORP

On April 1, 2017, the Company and Virginia BanCorp, a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank, completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp (the “Merger”). The Company was the surviving corporation in the Merger, and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the Merger, for a total issuance of 4,586,221 shares of the Company’s common stock valued at approximately $42.2 million at the time of closing. As of the completion of the Merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company. After the Merger, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, a wholly-owned subsidiary of the Company, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank (the “Bank”).

Pursuant to the Merger, the Company acquired approximately $329.1 million in assets, including $266.1 million of loans, and assumed approximately $294.5 million in liabilities. Merger related costs incurred by the Company were $363 thousand and $985 thousand for the first six months of 2018 and 2017, respectively.

The financial information for the periods ended June 30, 2017 and June 30, 2018 presented herein reflects the combined operations of the business combination since the effective time of the Merger, April 1, 2017.

All dollar amounts included in the tables of this discussion are in thousands, except per share data, unless otherwise stated.

GENERAL

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Changes in the volume and/or mix of interest-earning assets and interest-bearing liabilities, the associated yields and rates, the level of noninterest-bearing deposits, and the volume of nonperforming assets have an effect on net interest income, net interest margin, and net income.

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net income for the three months ended June 30, 2018 and 2017 was $946 thousand and $557 thousand, respectively, an increase of $389 thousand. Diluted earnings per share was $0.07 for the three months ended June 30, 2018 compared to $0.06 for the three months ended June 30, 2017. Net income for the six months ended June 30, 2018 and 2017 was $2.1 million and $380 thousand, respectively, an increase of $1.7 million. Diluted earnings per share was $0.16 for the six months ended June 30, 2018 compared to $0.05 for the six months ended June 30, 2017.

•

Income before income taxes was $1.1 million and $811 thousand for the three months ended June 30, 2018 and 2017, respectively, which included $0 and $685 thousand of merger related costs, respectively. Income before income taxes was $2.5 million and $513 thousand for the six months ended June 30, 2018 and 2017, respectively, which included $363 thousand and $985 thousand of merger related costs, respectively.

•	Return on average assets (annualized) increased to 0.38% and 0.43% for the three and six months ended June 30, 2018, respectively, from 0.26% and 0.12% for the comparable 2017 periods.
•	Return on average equity (annualized) increased to 3.28% and 3.63% for the three and six months ended June 30, 2018, respectively, from 2.65% and 1.21% for the comparable 2017 periods.
•	Total assets increased $12.7 million to $983.2 million from $970.6 million in the first six months of 2018.
•

Gross loans increased by $35.1 million, or 4.6% (over 9% annualized), during the first six months of 2018. Excluding the pay down of approximately $38 million in the first six months of 2018 of purchased portfolio loans, including those acquired in the Merger, gross loan growth on an annualized basis was approximately 19%.

•	Total deposits increased by $13.2 million to $775.1 million from $761.8 million in the first six months of 2018.
•	Asset quality improved during the first half of 2018 with the ratio of nonperforming assets to total assets declining to 0.71% as of June 30, 2018 compared to 1.12% as of December 31, 2017.
•	Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents average interest-earning assets and interest-bearing liabilities, tax-equivalent yields on such assets and rates (costs) paid on such liabilities, net interest margin, and net interest spread, as of and for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST-EARNING ASSETS:
Taxable securities	$61,309	$497	3.24%	$44,390	$348	3.13%
Tax-exempt securities (1)	19,163	148	3.09%	19,235	173	3.60%
Total securities	80,472	645	3.21%	63,625	521	3.27%
Gross loans (2) (3)	798,353	9,745	4.88%	684,629	8,326	4.86%
Interest-bearing deposits and federal funds sold	31,437	131	1.67%	38,393	86	0.90%
Certificates of deposits	3,224	18	2.23%	3,426	18	2.09%
Total interest-earning assets	$913,486	$10,539	4.61%	$790,073	$8,951	4.53%
INTEREST-BEARING LIABILITIES:
Savings deposits	$62,739	$49	0.31%	$65,835	$33	0.20%
Demand deposits	79,776	42	0.21%	91,919	40	0.17%
Time deposits (4)	370,350	1,353	1.47%	288,324	813	1.13%
Money market deposits	153,398	352	0.92%	128,640	191	0.59%
Total deposits	666,263	1,796	1.08%	574,718	1,077	0.75%
Federal funds purchased	—	—	0.00%	—	—	0.00%
Securities sold under repurchase agreements	6,402	4	0.25%	9,520	4	0.17%
Subordinated notes and ESOP debt	7,969	128	6.42%	6,867	119	6.95%
FHLB advances	66,593	386	2.32%	76,630	248	1.29%
Total interest-bearing liabilities	$747,227	$2,314	1.24%	$667,735	$1,448	0.87%
Net interest income and net interest margin (5)		$8,225	3.60%		$7,503	3.80%
Noninterest-bearing deposits	$107,992			$95,264
Total cost of funds			1.08%			0.76%
Net interest spread (6)			3.38%			3.66%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21% and 34% for the 2018 and 2017 periods, respectively.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value adjustments (discounts) on loans of $547 thousand and $451 thousand for the three months ended June 30, 2018 and June 30, 2017, respectively.
(4)	Includes amortization of fair value adjustments on time deposits of $42 thousand and $117 thousand for the three months ended June 30, 2018 and June 30, 2017, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Interest income for the three months ended June 30, 2018, on a taxable-equivalent basis, was $10.5 million, an increase of $1.6 million from the second quarter of 2017, primarily driven by higher average interest-earning assets of $913.5 million in the 2018 period compared to $790.1 million in the 2017 period, an increase of $123.4 million. This increase in average interest-earning assets was primarily attributable to organic loan growth and higher yields on loans and securities due to the increasing interest rate environment.

Interest expense for the three months ended June 30, 2018 was $2.3 million, an increase of $866 thousand from the second quarter of 2017, primarily driven by higher average interest-bearing liabilities of $747.2 million in the 2018 period compared to $667.7 million in the 2017 period, an increase of $79.5 million. This increase in average interest-bearing liabilities was primarily attributable to organic retail deposit growth, particularly time deposits. Also contributing to the increase in interest expense in the second quarter of 2018 compared to the second quarter of 2017 was higher rates paid on deposits (1.08% and 0.75% for the second quarters of 2018 and 2017, respectively) and Federal Home Loan Bank of Atlanta (“FHLB”) advances (2.32% and 1.29% for the second quarter of 2018 and 2017, respectively) due to the increasing interest rate environment.

Due to the changes in interest income and interest expense discussed above, net interest income for the three months ended June 30, 2018, on a taxable-equivalent basis, was $8.2 million, an increase of $722 thousand from the second quarter of 2017.

Net interest margin was 3.60% and 3.80% for the three months ended June 30, 2018 and 2017, respectively. This decrease is primarily attributable to the increase in funding costs, partially offset by the effects of higher accretion of fair value adjustments (discounts) on acquired loans ($547 thousand and $451 thousand for 2018 and 2017, respectively) and the amortization of fair value adjustments (premium) on time deposits ($42 thousand and $117 thousand for 2018 and 2017, respectively). Excluding the acquisition accounting adjustments on loans and time deposits, net interest margin was 3.34% in the 2018 period compared to 3.51% in the 2017 period.

The following table presents average interest-earning assets and interest-bearing liabilities, tax-equivalent yields on such assets and rates (costs) paid on such liabilities, and net interest margin, as of and for the periods stated

	Average Balances, Income and Expense, Yields and Rates
	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST-EARNING ASSETS:
Taxable securities	$62,075	$894	2.88%	$36,096	$617	3.42%
Tax-exempt securities (1)	19,218	300	3.12%	19,196	345	3.60%
Total securities	81,293	1,194	2.94%	55,292	962	3.48%
Gross loans (2) (3)	786,973	19,729	5.01%	539,156	12,714	4.72%
Interest-bearing deposits and federal funds sold	37,528	304	1.62%	23,294	94	0.81%
Certificates of deposits	3,224	37	2.30%	3,744	37	1.96%
Total interest-earning assets	$909,018	$21,264	4.68%	$621,486	$13,807	4.44%
INTEREST-BEARING LIABILITIES:
Savings deposits	$32,494	$92	0.29%	$55,136	$58	0.21%
Demand deposits	82,598	83	0.20%	68,343	63	0.18%
Time deposits (4)	368,582	2,568	1.40%	209,401	1,251	1.19%
Money market deposits	151,239	657	0.87%	109,098	335	0.61%
Total deposits	634,913	3,400	1.02%	441,978	1,707	0.77%
Federal funds purchased	—	—	0.00%	1,339	10	1.54%
Securities sold under repurchase agreements	7,008	7	0.20%	8,876	7	0.16%
Subordinated notes and ESOP debt	7,987	256	6.41%	6,865	236	6.86%
FHLB advances	66,796	699	2.09%	59,542	402	1.35%
Total interest-bearing liabilities	$716,704	$4,362	1.17%	$518,600	$2,362	0.91%
Net interest income and net interest margin (5)		$16,902	3.72%		$11,445	3.68%
Noninterest-bearing deposits	$103,424			$83,510
Total cost of funds			1.02%			0.78%
Net interest spread (6)			3.51%			3.53%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21% and 34% for the 2018 and 2017 periods, respectively.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value adjustments (discounts) on loans of $1.1 million and $451 thousand for the six months ended June 30, 2018 and June 30, 2017, respectively.
(4)	Includes amortization of fair value adjustments on time deposits of $110 thousand and $117 thousand for the six months ended June 30, 2018 and June 30, 2017, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.

Interest income for the six months ended June 30, 2018, on a taxable-equivalent basis, was $21.3 million, an increase of $7.5 million from the first six months of 2017, primarily driven by higher average interest-earning assets of $909.0 million in the 2018 period compared to $621.5 million in the 2017 period, an increase of $287.5 million. This increase in average interest-earning assets was primarily attributable to interest-earning assets acquired in the Merger included from the effective date of the Merger and organic loan growth. Also contributing to the increase in interest income in the first six months of 2018 compared to the first six months of 2017 were higher yields on loans due to the increasing interest rate environment and higher accretion of discounts on acquired loans of $1.1 million in the 2018 period compared to $451 thousand in the 2017 period.

Interest expense for the six months ended June 30, 2018 was $4.4 million, an increase of $2.0 million from the first six months of 2017, primarily driven by higher average interest-bearing liabilities of $716.7 million in the 2018 period compared to $518.6 million in the 2017 period, an increase of $198.1 million. This increase in average interest-bearing liabilities was primarily attributable to liabilities assumed in the Merger and organic deposit growth. Also contributing to the increase in interest expense in the first six months of 2018 compared to the first six months of 2017 was higher rates paid on deposits (1.02% and 0.77% for the second half of 2018 and 2017, respectively) and FHLB advances (2.09% and 1.35% for the first six months of 2018 and 2017, respectively) and due to the increasing interest rate environment.

Due to the changes in interest income and interest expense discussed above, net interest income for the six months ended June 30, 2018, on a taxable-equivalent basis, was $16.9 million, an increase of $5.5 million from the second half of 2017.

Net interest margin was 3.72% and 3.68% for the six months ended June 30, 2018 and 2017, respectively. This increase is primarily attributable to the effects of accretion of discounts on acquired loans, partially offset by increased funding costs. Excluding the acquisition accounting adjustments on loans and time deposits, net interest margin was 3.35% in the 2018 period compared to 3.50% in the 2017 period.

Loans acquired in the Merger were discounted to estimated fair value (for credit losses and interest rates) as of the effective date of the Merger. A portion of the acquisition accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans for those loans that were deemed to be, as of the Merger date, purchased performing and over the period of expected cash flows from the loans that were deemed to be purchased credit-impaired (or “PCI”). The amount of accretion income recognized within a period is based on many factors, including among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.

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

The following table presents the effect of acquisition accounting adjustments (accretion of loan discounts and amortization of time deposits) on net interest margin for the periods stated:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net interest margin	3.60%	3.80%	3.72%	3.68%
Acquisition accounting adjustments effect (1)	0.26%	0.29%	0.37%	0.18%
Net interest margin excluding the effect of acquisition accounting adjustments	3.34%	3.51%	3.35%	3.50%

(1)

Acquisition accounting adjustments for the three and six months ended June 30, 2018 include accretion of discounts on acquired loans of $547 thousand and $1.1 million, respectively, and amortization of premium on acquired time deposits of $42 thousand and $110 thousand, respectively. Acquisition accounting adjustments for the three and six months ended June 30, 2017 include accretion of discounts on acquired loans and amortization of premium on acquired time deposits of $451 thousand and $117 thousand, respectively.

PROVISION FOR LOAN LOSSES

Provision for loan losses was ($348) thousand for the three months ended June 30, 2018, while the provision for loan losses was $568 thousand in the same period of 2017. Provision for loan losses was ($28) thousand for the six months ended June 30, 2018, while provision for loan losses for the first half of 2017 was $758 thousand in the same period of 2017. The recovery of loan losses in the second quarter of 2018 is primarily due to the correction of an amount incorrectly recorded in the Company’s year-end 2017 allowance for loan losses for acquired loans and the decline in reserve levels for a select portfolio of consumer loans as these loan balances continue to decline. These releases were partially offset by provision recorded for organic loan growth and acquired loan charge-offs in excess of available discounts on individual loans. The Company evaluated the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and Accounting Standards Codification 250, Accounting for Changes and Error Corrections, and concluded the error was immaterial to all periods impacted.

NONINTEREST INCOME

The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented. Noninterest income for the six months ended June 30, 2017 included the operations of Virginia BanCorp since the effective date of the Merger.

	Three Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change
Income from fiduciary activities	$198	$229	$(31)	-13.5%
Service charges and fees on deposit accounts	152	246	(94)	-38.2%
Non-deposit product income	282	115	167	145.2%
Interchange fees, net	124	129	(5)	-3.9%
Other service charges and fees	30	45	(15)	-33.3%
Secondary market lending income	243	86	157	182.6%
Increase in cash surrender value of bank owned life insurance	124	133	(9)	-6.8%
Net gains on sale of available-for-sale securities	—	7	(7)	-100.0%
Other income	10	91	(81)	-89.0%
Total non-interest income	$1,163	$1,081	$82	7.6%

	Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change
Income from fiduciary activities	$445	$474	$(29)	-6.1%
Service charges and fees on deposit accounts	287	458	(171)	-37.3%
Non-deposit product income	414	195	219	112.3%
Interchange fees, net	116	204	(88)	-43.1%
Other service charges and fees	61	77	(16)	-20.8%
Secondary market lending income	376	201	175	87.1%
Increase in cash surrender value of bank owned life insurance	251	208	43	20.7%
Net gains on sale of available-for-sale securities	—	2	(2)	100.0%
Net losses on disposition of other assets	(69)	—	(69)	-100.0%
Gain on curtailment of post-retirement benefit plan	352	—	352	100.0%
Other income	101	152	(51)	-33.6%
Total non-interest income	$2,334	$1,971	$363	18.4%

Noninterest income in the six months ended June 30, 2018 included a gain of $352 thousand on the curtailment of the Company’s post-retirement benefit plan effective March 1, 2018. The increase in non-deposit product income is due to higher commissions earned by VCBFG.

NONINTEREST EXPENSE

The following tables present a summary of noninterest expense and the dollar and percentage change for the periods presented. Noninterest expenses for the six months ended June 30, 2017 included the operations of Virginia BanCorp from the effective date of the Merger.

	Three Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change
Salaries and employee benefits	$4,273	$3,321	$952	28.7%
Occupancy	882	693	189	27.3%
Data processing	837	394	443	112.4%
Bank franchise tax	177	142	35	24.6%
Telecommunications	131	76	55	72.4%
FDIC assessments	187	111	76	68.5%
Foreclosed property	53	59	(6)	-10.2%
Consulting	346	97	249	256.7%
Advertising and marketing	153	54	99	183.3%
Directors’ fees	68	209	(141)	-67.5%
Audit and accounting fees	240	217	23	10.6%
Legal	119	13	106	815.4%
Merger related	—	685	(685)	-100.0%
Intangible amortization	203	234	(31)	100.0%
Net other real estate owned losses (gains)	84	(3)	87	-2900.0%
Other	809	844	(35)	-4.1%
Total non-interest expense	$8,562	$7,146	$1,416	19.8%

Noninterest expenses associated with the succession of the Company’s CFO was approximately $200 thousand in the three months ended June 30, 2018. Higher consulting fees were primarily related to projects in process, such as enterprise risk management, and a Sarbanes-Oxley readiness assessment, and legal fees incurred in the preparation of the annual proxy.

	Six Months Ended
	June 30, 2018	June 30, 2017	$ Change	% Change
Salaries and employee benefits	$8,379	$6,145	$2,234	36.4%
Occupancy	1,677	1,132	545	48.1%
Data processing	1,385	598	787	131.6%
Bank franchise tax	353	218	135	61.9%
Telecommunications	237	104	133	127.9%
FDIC assessments	370	196	174	88.8%
Foreclosed property	65	69	(4)	-5.8%
Consulting	729	151	578	382.8%
Advertising and marketing	221	127	94	74.0%
Directors’ fees	236	331	(95)	-28.7%
Audit and accounting fees	603	245	358	146.1%
Legal	249	95	154	162.1%
Merger related	363	985	(622)	-63.1%
Intangible amortization	414	234	180	100.0%
Net other real estate owned (gains) losses	(57)	93	(150)	-161.3%
Other	1,459	1,305	154	11.8%
Total non-interest expense	$16,683	$12,028	$4,655	38.7%

There were no merger related expenses reported in the three months ended June 30, 2018. Expenses associated with the succession of the Company’s CFO and fees incurred in the first half of 2018 in the completion of the Company’s 2017 year-end reporting were approximately $1.2 million. Expenses associated with these items are primarily recorded in consulting, audit and accounting fees, and legal.

The table below presents the income tax expense and effective tax rate for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income tax expense	$197	$254	$447	$133
Effective tax rate	17.2%	31.3%	17.8%	25.9%

Lower effective tax rates in the 2018 periods reflected the Tax Cuts and Jobs Act of 2017 enacted in December 2017, which reduced the federal corporate marginal income tax rate from 34% to 21%, effective January 1, 2018.

ASSET QUALITY

Loans charged-off during the second quarter of 2018, net of recoveries, totaled $462 thousand compared to $320 thousand for the second quarter 2017. This represents a slight increase in the annualized net charge-off ratio to 0.23% for the second quarter of 2018 compared to 0.20% for the second quarter of 2017. For the six months ended June 30, 2018, the annualized net charge off ratio was 0.16% compared to 0.14% for the six months ended June 30, 2017.

The ratio of allowance for loan losses (“ALL”) to gross loans was 0.89% as of June 30, 2018 compared to 1.01% as of December 31, 2017. Gross Loans is inclusive of loans acquired in the Merger, which were recorded at fair value as of the date of the Merger.

The following table presents certain asset quality measures as of the dates stated.

	June 30, 2018	December 31, 2017
Loans 90 days or more past due and still accruing (1)	$—	$48
Nonaccrual loans (1)	3,474	6,496
Total nonperforming loans	3,474	6,544
Other real estate owned, net	3,501	4,284
Total nonperforming assets	$6,975	$10,828
Allowance for loan losses	$7,113	$7,770
ALL to gross loans	0.89%	1.01%
Nonperforming assets to total assets	0.71%	1.12%
Nonperforming loans to gross loans	0.43%	0.85%

(1)	Excludes PCI loans.

FINANCIAL CONDITION

Total assets increased by $12.7 million to $983.2 million as of June 30, 2018 from $970.6 million as of December 31, 2017, primarily due to organic loan growth in the first half of 2018. Cash, including federal funds sold and interest-bearing deposits, was $38.5 million and $58.3 million as of June 30, 2018 and December 31, 2017, respectively.

The following tables present information about the Company’s securities portfolio on a taxable-equivalent basis as of the dates stated and year-to-date periods presented. The decline in fair value of $2.8 million since year-end 2017 was primarily attributable to amortization and to an increase in unrealized losses of $1.2 million, primarily due to an increase in interest rates. As of June 30, 2018, available-for-sale securities represented 7.6% of total assets compared to 7.9% as of December 31, 2017.

	June 30, 2018
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$48,032	$46,327	6.21	2.22%
State and municipal obligations	21,281	20,891	5.17	3.12%
Corporate bonds	7,096	7,104	4.95	5.37%
Total available-for-sale securities	76,409	74,322	5.44	2.74%
Restricted Securities	6,190	6,190	n/a	5.49%
Total securities	$82,599	$80,512		2.94%

	December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$49,964	$49,283	5.76	1.76%
State and municipal obligations	21,113	21,153	5.45	3.47%
Corporate bonds	6,696	6,717	5.16	6.41%
Total available-for-sale securities	77,773	77,153	5.46	2.79%
Restricted Securities	5,787	5,787	n/a	6.54%
Total securities	$83,560	$82,940		3.02%

During the six months ended June 30, 2018, gross loans increased by $35.1 million, or 4.6% (over 9% annualized), since December 31, 2017. Excluding the pay down of approximately $38 million in the first six months of 2018 of purchased portfolio loans, including those acquired in the Merger, gross loan growth on an annualized basis was approximately 19%. The largest components of this increase were a $16.1 million increase in residential first mortgages, $15.0 million increase in construction, land, and land development loans, a $10.5 million increase in commercial and industrial loans, and a $10.1 million increase in commercial mortgages, partially offset by a $9.8 million decline in consumer loans, primarily select pools of consumer loans acquired in the Merger.

The following table presents the Company’s composition of loans in dollar amounts and as a percentage of total loans as of the dates stated.

	June 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans on real estate:
Construction, Land and Land Development	$81,059	10.1%	$66,042	8.6%
Farmland	770	0.1%	923	0.1%
Commercial Mortgages (Non-Owner Occupied)	156,891	19.6%	146,757	19.2%
Commercial Mortgages (Owner Occupied)	80,258	10.0%	80,052	10.4%
Residential First Mortgages	285,477	35.6%	269,365	35.2%
Residential Revolving and Junior Mortgages	39,747	5.0%	46,498	6.1%
Commercial and Industrial loans	124,563	15.5%	114,093	14.9%
Consumer loans	32,767	4.1%	42,566	5.6%
Total loans	801,532		766,296
Net unamortized deferred loan costs	24		200
Allowance for loan losses	(7,113)		(7,770)
Loans receivable, net	$794,443		$758,726

Allowance for loan losses decreased by $657 thousand since December 31, 2017 to $7.1 million as of June 30, 2018, primarily due to charge offs (net of recoveries) and the correction of an amount recorded in the Company’s year-end 2017 allowance for loan losses.

The following table presents the Company’s allowance for loan losses by loan type and the percent of loans in each category to total loans as of the dates stated.

	June 30, 2018		December 31, 2017
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Mortgage loans on real estate	$4,244	80.4%	$3,864	79.6%
Commercial and Industrial loans	944	15.5%	878	14.9%
Consumer loans	1,925	4.1%	3,028	5.6%
Total allowance for loan losses	$7,113		$7,770

OREO as of June 30, 2018 was $3.5 million, consisting of 26 individual properties (20 of which were land lots), compared to $4.3 million in OREO (29 properties) as of December 31, 2017, or a $783 thousand decline. This decline was primarily attributable to the sale of two properties ($2.3 million carrying amount) resulting in a net gain of approximately $257 thousand.

As of June 30, 2018, total deposits were $775.1 million compared to $761.8 million at year-end 2017, a $13.2 million (or 1.7%) increase. The increase was primarily due to an increase of $10.9 million in time deposits.

Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of June 30, 2018 are presented in the following table.

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time Deposits	-	120	62,401	137,119	199,640	25.8%

As of June 30, 2018 and December 31, 2017 the Company had one fixed rate FHLB advance of $60 million and one variable rate FHLB advance of $10 million outstanding. The following table summarizes the period-end balance, highest month balance, average balance and weighted average rate of paid as of and for the periods presented.

	Six Months Ended June 30, 2018				Twelve Months Ended December 31, 2017
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB Borrowings	$70,000	$70,000	$66,796	2.09%	$70,000	$75,000	$52,500	1.87%

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

At June 30, 2018, cash totaled $8.3 million, federal funds sold totaled $1.9 million, interest-bearing deposits totaled $28.3 million, investment securities maturing in one year or less totaled $2.5 million and loans maturing in one year or less totaled $168.7 million. This results in a liquidity ratio as of June 30, 2018 of 21.3% compared to 14.7% as of December 31, 2017. The Company determines this ratio by dividing the sum of cash and cash equivalents, investment securities and loans maturing in one year or less, and federal funds sold, by total assets. The Bank has a formal liquidity management policy and contingency plan, which includes periodic evaluation of cash flow projections.

The Company has a line of credit with the FHLB of $248.2 million, with $172.2 million available and federal funds lines of credit with correspondent banks totaling $24.5 million.

As of June 30, 2018, the Company was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on liquidity.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised mainly of outstanding common stock and retained earnings. Capital can be increased with share offerings or with earnings.

The Company’s capital resources are also affected by net income and net unrealized gains or losses on available-for-sale securities (net of tax). The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income (loss) on the Company’s balance sheets. Another factor affecting accumulated other comprehensive income (loss) is changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in the plan obligations. The Company’s shareholders’ equity before accumulated other comprehensive loss was $118.0 million as of June 30, 2018 compared to $115.7 million as of December 31, 2017. The increase of $2.3 million was primarily attributable to net income of $2.1 million for the six months ended June 30, 2018. Accumulated other comprehensive loss increased by $1.2 million from December 31, 2017 to June 30, 2018, primarily due to an increase in unrealized net losses (net of tax) in the investment securities portfolio, primarily due to an increasing rate environment.

In August 2017, the Company completed a private placement of 3,783,784 shares of common stock at an offering price of $9.25 per share to certain existing shareholders, institutional investors, and other accredited investors. Proceeds from the offering, net of offering expenses, were $32.9 million.

Book value per share of the Company’s stock, including accumulated other comprehensive loss, increased to $8.75 as of June 30, 2018 from $8.68 as of December 31, 2017.

On July 24, 2017, the Company paid $0.04 per common share dividend to shareholders of record as of July 11, 2017. On October 24, 2017, the Company paid $0.04 per common share dividend to shareholders of record as of October 11, 2017. On December 29, 2017, the Company paid $0.04 per common share dividend to shareholders of record December 22, 2017. The Company has not paid a dividend since December 2017.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of June 30, 2018, the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank is well-capitalized by these guidelines.

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

The following table presents capital ratios for the Bank, minimum capital ratios required, and ratios defined as “well-capitalized” by the Bank’s regulators as of the dates stated.

As of June 30, 2018	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	12.33%	8.00%	10.00%
Tier 1 capital	11.43%	6.00%	8.00%
Common equity tier 1	11.43%	4.50%	6.50%
Tier 1 leverage ratio	9.44%	4.00%	5.00%

As of December 31, 2017	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	12.70%	8.00%	10.00%
Tier 1 capital	11.65%	6.00%	8.00%
Common equity tier 1	11.65%	4.50%	6.50%
Tier 1 leverage ratio	8.97%	4.00%	5.00%

OFF BALANCE SHEET COMMITMENTS

In the normal course of business, the Company offers various financial products to its customers to meet their credit and liquidity needs. These instruments may involve elements of liquidity, credit and interest rate risk in excess of the amount recognized in the Company’s consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby-letters of credit is represented by the contractual amount of these instruments. Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The following table presents the Company’s off balance sheet commitments as of the dates stated.

	June 30, 2018	December 31, 2017
Total loan commitments outstanding	$156,039	$144,249
Stand-by letters of credit	1,414	447

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.CONTROLS AND PROCEDURES

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

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information is recorded, processed, summarized and reported by the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated under it. The aforementioned officers based this conclusion on the fact that the Company had material weaknesses as described in its 2017 Form 10-K, which were not fully remediated and tested as of June 30, 2018.

Remediation Status

Management, with oversight from the Audit Committee, is committed to remediating the material weaknesses which existed as of December 31, 2017 and is actively engaged in the implementation of a remediation plan, including the actions detailed in the 2017 Form 10-K, to ensure that controls contributing to these material weaknesses are designed appropriately and will operate effectively. In the first quarter of 2018, the Company hired a new Chief Financial Officer and Controller with substantial experience in financial reporting under the Exchange Act and in the requirements to implement appropriate changes in internal controls in areas of the findings of control deficiencies.

In the second quarter of 2018, Management designed and implemented internal controls that address and remediate a substantial number of the control deficiencies that culminated in material weaknesses as of December 31, 2017. As of the end of the quarterly period ended June 30, 2018, Management has not fully tested the operating effectiveness of these controls.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as noted in the preceding section, there was no change to the Company’s internal control over financial reporting during the three months ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in the 2017 Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None to report.

ITEM 6.EXHIBITS

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 14, 2018	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)