Form 10-Q
period 2018-09-30
BAY BANKS OF VIRGINIA INC
filed 2018-11-09
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    ☒  no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,248,716 shares of common stock on November 2, 2018.

FORM 10-Q

For the interim period ending September 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017 (1)
(Dollars in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$6,610	$9,396
Interest-bearing deposits	15,906	41,971
Certificates of deposit	2,976	3,224
Federal funds sold	197	6,961
Available-for-sale securities, at fair value	81,215	77,153
Restricted securities	6,750	5,787
Loans receivable, net of allowance for loan losses of $7,287 and $7,770, respectively	846,993	758,726
Loans held for sale	-	1,651
Premises and equipment, net	18,315	17,463
Accrued interest receivable	3,060	3,194
Other real estate owned, net	3,663	4,284
Bank owned life insurance	19,147	18,773
Goodwill	10,374	10,374
Mortgage servicing rights	981	999
Core deposit intangible	2,381	2,991
Other assets	8,872	7,609
Total assets	$1,027,440	$970,556
LIABILITIES
Noninterest-bearing deposits	$108,602	$103,037
Savings and interest-bearing demand deposits	330,690	299,820
Time deposits	369,836	358,989
Total deposits	809,128	761,846
Securities sold under repurchase agreements	6,083	9,498
Federal Home Loan Bank advances	80,000	70,000
Subordinated notes, net of issuance costs	6,889	6,877
Other liabilities	8,793	7,781
Total liabilities	910,893	856,002
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,238,716 and 13,203,605 shares, respectively) (2)	66,194	66,018
Additional paid-in capital	37,276	37,142
Unearned employee stock ownership plan shares	(1,006)	(1,129)
Retained earnings	16,775	13,679
Accumulated other comprehensive loss, net	(2,692)	(1,156)
Total shareholders’ equity	116,547	114,554
Total liabilities and shareholders’ equity	$1,027,440	$970,556

(1)	Derived from audited December 31, 2017 Consolidated Financial Statements.
(2)	Preferred stock is authorized; however, none was outstanding as of September 30, 2018 and December 31, 2017.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
INTEREST INCOME
Loans, including fees	$10,124	$8,874	$29,853	$21,588
Securities:
Taxable	498	329	1,392	946
Tax-exempt	119	116	356	344
Federal funds sold	45	43	171	77
Interest-bearing deposit accounts	64	116	242	176
Certificates of deposit	18	18	54	55
Total interest income	10,868	9,496	32,068	23,186
INTEREST EXPENSE
Deposits	2,027	1,292	5,427	2,999
Federal funds purchased	—	—	—	10
Securities sold under repurchase agreements	3	5	10	12
Subordinated notes	128	118	384	354
Federal Home Loan Bank advances	441	279	1,140	681
Total interest expense	2,599	1,694	6,961	4,056
Net interest income	8,269	7,802	25,107	19,130
Provision for loan losses	509	1,075	481	1,833
Net interest income after provision for loan losses	7,760	6,727	24,626	17,297
NON-INTEREST INCOME
Income from fiduciary activities	151	217	596	691
Service charges and fees on deposit accounts	251	238	538	696
Non-deposit product income	144	105	558	300
Interchange fees, net	105	101	221	314
Other service charges and fees	30	40	91	75
Secondary market lending income	152	157	528	358
Increase in cash surrender value of bank owned life insurance	123	133	374	341
Net gains on sale of available-for-sale securities	—	—	—	2
Net gains (losses) on disposition of other assets	51	—	(18)	—
Gain on curtailment of post-retirement benefit plan	—	—	352	—
Other	(11)	17	90	169
Total non-interest income	996	1,008	3,330	2,946
NON-INTEREST EXPENSE
Salaries and employee benefits	4,022	3,687	12,407	9,832
Occupancy	962	811	2,639	1,943
Data processing	556	299	1,941	897
Bank franchise tax	178	141	531	359
Telecommunications	132	111	369	215
FDIC assessments	151	119	521	315
Foreclosed property	45	45	110	114
Consulting	228	58	957	209
Advertising and marketing	126	100	347	227
Directors’ fees	146	135	382	466
Audit and accounting	236	121	839	366
Legal	123	9	380	95
Merger related	—	141	363	1,126
Core deposit intangible amortization	196	227	610	461
Net other real estate owned (gains) losses	(112)	9	(169)	102
Other	543	707	1,988	1,988
Total non-interest expense	7,532	6,720	24,215	18,715
Income before income taxes	1,224	1,015	3,741	1,528
Income tax expense	198	273	645	406
Net income	$1,026	$742	$3,096	$1,122
Basic and diluted earnings per share	$0.08	$0.07	$0.24	$0.14

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$1,026	$742	$3,096	$1,122
Other comprehensive (loss) income:
Unrealized holding (loss) gain on available-for-sale securities arising during the period	(477)	59	(1,944)	545
Deferred tax benefit (expense)	100	(20)	408	(185)
Reclassification of net available-for-sale securities gains recognized in net income	—	—	—	(2)
Deferred tax benefit	—	—	—	1
Total other comprehensive (loss) income	(377)	39	(1,536)	359
Comprehensive income	$649	$781	$1,560	$1,481

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Loss, net	Equity
Nine months ended September 30, 2018
Balance at beginning of period	13,203,605	$66,018	$37,142	$(1,129)	$13,679	$(1,156)	$114,554
Net income	—	—	—	—	3,096	—	3,096
Other comprehensive loss, net	—	—	—	—	—	(1,536)	(1,536)
Stock options exercised	22,491	112	19	—	—	—	131
Director stock grant	12,620	64	—	—	—	—	64
ESOP collateral release	—	—	—	123	—	—	123
Share-based compensation expense	—	—	115	—	—	—	115
Balance at end of period	13,238,716	$66,194	$37,276	$(1,006)	$16,775	$(2,692)	$116,547

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities
Net income	$3,096	$1,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,261	1,041
Net premium amortization and discount accretion of securities	167	271
Amortization of subordinated debt issuance costs	12	13
Amortization of core deposit intangible	610	461
Accretion of fair value adjustment of time deposits	(150)	(219)
Accretion of fair value adjustments (discounts) of loans	1,408	(860)
Provision for loan losses	481	1,833
Share-based compensation	115	178
Gain on sale of available-for-sale securities	—	2
(Decrease) increase in other real estate owned valuation allowance	(33)	145
Gain on sale of other real estate owned	(136)	(44)
Loss on disposal of fixed and other assets	18	—
Decrease in value of mortgage servicing rights	18	16
Originations of loans held for sale	(17,096)	(10,204)
Proceeds from loan sales	19,039	10,438
Gain on sold loans	(292)	(120)
Increase in cash surrender value of bank owned life insurance	(374)	(342)
Gain on curtailment of post-retirement benefit plan	(352)	—
Decrease in accrued interest receivable and other assets	(675)	(145)
Increase in other liabilities	1,487	1,160
Net cash provided by operating activities	8,604	4,746
Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	3,477	3,093
Proceeds from sales and calls of available-for-sale securities	—	17,662
Maturities of certificates of deposit	248	992
Purchases of available-for-sale securities and certificates of deposit	(9,650)	(19,121)
Purchases of restricted securities, net	(963)	(1,807)
Decrease (increase) in federal funds sold	6,764	(21,451)
Net increase in loans	(92,525)	(57,147)
Loan purchases	—	(34,037)
Cash acquired in the merger with Virginia BanCorp	—	14,698
Proceeds from sale of other real estate owned	3,159	603
Proceeds from sale of equipment	—	9
Purchases of premises and equipment	(2,113)	(1,643)
Net cash used in investing activities	(91,603)	(98,149)
Cash Flows From Financing Activities
Net increase (decrease) in demand, savings, and other interest-bearing deposits	36,435	(2,527)
Net increase in time deposits	10,997	88,512
Stock options exercised	131	195
Net decrease in securities sold under repurchase agreements	(3,415)	(1,219)
Issuance of stock	—	32,888
Dividends paid	—	(376)
Increase in Federal Home Loan Bank advances	10,000	15,000
Net cash provided by financing activities	54,148	132,473
Net (decrease) increase in cash and due from banks	(28,851)	39,070
Cash and cash equivalents (including interest-earning deposits) at beginning of period	51,367	12,796
Cash and cash equivalents (including interest-earning deposits) at end of period	$22,516	$51,866
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$6,983	$4,303
Income taxes	700	690
Non-cash investing and financing activities:
Unrealized (loss) gain on available-for-sale securities	(1,944)	545
Loans transferred to other real estate owned	2,369	259
Loans originated to facilitate sale of other real estate owned	—	164
Changes in deferred taxes resulting from other comprehensive income transactions	(408)	184
Unpaid dividends declared	—	527

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

Note 2: Amendments to the Accounting Standards Codification

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Accounting Standards Codification (“ASC”) 718). The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to account for modifications in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in ASC 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. This ASC was effective for annual periods and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted this ASC in the first quarter of 2018. The adoption did not have a material effect on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (ASC 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company early adopted this ASU, and the adoption did not have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (ASC 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. This ASU is effective for fiscal years beginning after December 15, 2017. The Company adopted this ASU in the first quarter of 2018. The adoption did not have a material effect on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies accounting for goodwill impairments by eliminating step two (the implied fair value to carrying value of goodwill) from the existing goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this ASU, and the adoption did not have a material effect on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC 326), which is new guidance for the accounting for credit losses on instruments within its scope. It introduces a new model for current expected credit losses (“CECL”), which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This will include loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this ASC will replace the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. The ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has formed an implementation group, which is evaluating the effect that this ASU will have on its consolidated financial statements. During the third quarter of 2018, the work group reviewed various CECL software tools and vendors, and subsequent to the end of the quarter, the Company selected a third party vendor and model to support the requirements of the standard and to assist in implementation.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). This ASC increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. This ASC is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has several lease agreements, such as for office space, which are currently considered operating leases and not recognized on its balance sheet. The Company expects the new guidance to require these lease agreements to be recognized on its balance sheet as a right-to-use asset with a corresponding liability. The Company is currently taking inventory of its lease agreements and accumulating the data needed to implement the new standard. However, the Company does not expect the new standard to have a material effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (ASC 825-10), which requires equity investments, other than those accounted for using the equity method, to be measured at fair value through earnings. There will no longer be an available-for-sale classification measured (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The cost method is also eliminated for equity instruments without a readily determinable fair value. For these investments, companies can elect to record the investment at cost, less impairment, plus or minus subsequent adjustments for observable price changes. This election only applies to equity investments that do not qualify for the net asset value practical expedient. Public companies will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, this ASC requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The classification and measurement guidance is effective for periods beginning after December 15, 2017. The Company’s primary available-for sale investments are debt securities and are therefore not included in the scope of this ASU. However, the Company is subject to certain disclosure requirements of the standard and engaged a third party to assist with the measurement of exit prices of its financial instruments, including its loans receivables, deposits, and borrowings and adopted this standard in the first quarter of 2018. The adoption of this ASC did not have a material effect on the Company’s financial statements, other than the fair value disclosures in Note 11.

In May 2014, the FASB issued ASC 2014-09, Revenue from Contracts with Customers (ASC 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASC requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Subsequent to the issuance of this ASC, the FASB issued targeted updates to clarify specific implementation issues including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoptions, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect on initially applying the standard being recognized at the date of initial application. The effective date for this ASC was for annual reporting periods beginning after December 15, 2017. The Company’s primary source of revenue is interest income from loans and investments and loan fees. As these items are outside the scope of the standard, this income was not affected by this ASC. The Company reviewed other sources of income including fiduciary fees, secondary market lending fees, and other deposit account fees against the requirements of the standard and concluded no changes in the accounting methods were necessary. These sources of revenue are recognized in income when the Company’s performance obligation is completed, which generally is when the transaction occurs for transaction related fees or when the asset is transferred on the sale of loans. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs should be presented net of related revenues). This classification was made to both revenue and expense for the quarters and year to date periods ended September 30, 2018 and 2017, reported as interchange fees, net on the consolidated statements of operations.

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

The Merger was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method, the assets and liabilities of Virginia BanCorp were recorded at their respective fair values as of April 1, 2017. Determining the fair value of assets and liabilities, particularly for the loan portfolio, is a complex process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. As a result, the Company recognized goodwill of $7.6 million in connection with the Merger, none of which is deductible for income tax purposes.

The following table details the total consideration paid by the Company, in connection with the acquisition of Virginia BanCorp, the fair value of the assets acquired and liabilities assumed, and the resulting goodwill.

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

Pro Forma Financial Information

The table below illustrates the unaudited pro forma revenue and net income of the combined entities had the acquisition taken place on January 1, 2017. The unaudited combined pro forma revenue and net income combines the historical results of Virginia BanCorp with the Company’s consolidated statements of operations for the period noted, and while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2017. Merger-related expenses of $1.1 million were included in the Company’s actual consolidated statements of operations for the nine months ended September 30, 2017, but were excluded from the unaudited pro forma information below. Operational cost savings and other efficiencies expected to be achieved by the Company due to the Merger are also not reflected in the unaudited pro forma amounts.

For the Nine Months Ended September 30, 2017
Net interest income	$22,014
Net income	2,752

Impact of Certain Acquisition Accounting Adjustments

The net effect of the amortization and accretion of premiums and discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed from Virginia BanCorp had the following effect on the consolidated statements of operations for the periods presented.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Loans (1)	$357	$1,408
Core deposit intangible (2)	(196)	(610)
Time deposits (3)	40	150
Depreciation (4)	(10)	(30)
Net impact to income before income taxes	$191	$918

(1)	Loan discount accretion is included in loan interest income, including fees, in the consolidated statements of operations.
(2)	Core deposit intangible amortization is included in noninterest expense in the consolidated statements of operations.
(3)	Time deposit premium amortization is included in deposits in interest expense in the consolidated statements of operations.
(4)	Depreciation on the fair value adjustment of fixed assets is included in occupancy expense in noninterest expense in the consolidated statements of operations.

Note 4: Securities

The aggregate amortized costs and fair values of available-for-sale securities as of the dates stated were as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$52,073	$1	$(1,938)	$50,136
State and municipal obligations	20,525	12	(599)	19,938
Corporate bonds	11,177	5	(41)	11,141
Total available-for-sale securities	$83,775	$18	$(2,578)	$81,215

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$49,964	$6	$(687)	$49,283
State and municipal obligations	21,113	195	(155)	21,153
Corporate bonds	6,696	23	(2)	6,717
Total available-for-sale securities	$77,773	$224	$(844)	$77,153

Securities with fair values of $18.3 million and $19.4 million were pledged as collateral for securities sold under repurchase agreements as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, all the securities pledged for repurchase agreements were state and municipal obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $6.1 million and $9.5 million as of September 30, 2018 and December 31, 2017, respectively, and are included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

Securities in an unrealized loss position at September 30, 2018 and December 31, 2017, by period of the unrealized loss, are shown below. The unrealized loss positions were primarily related to interest rate movements and not the credit quality of the issuers. All agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered. Securities with unrealized loss positions at September 30, 2018 included 56 U.S. government agencies, 49 state and municipal obligations, and 2 corporate bonds. Securities with unrealized loss positions at December 31, 2017 included 36 U.S. government agencies, 34 state and municipal obligations, and one corporate bond.

The following tables provide additional information on these securities as of the dates stated.

	Less than 12 months		12 months or more		Total
September 30, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	$17,047	$(498)	$32,892	$(1,440)	$49,939	$(1,938)
State and municipal obligations	11,996	(191)	5,767	(408)	17,763	(599)
Corporate bonds	2,484	(41)	—	—	2,484	(41)
Total temporarily impaired securities	$31,527	$(730)	$38,659	$(1,848)	$70,186	$(2,578)

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	$25,053	$(353)	$16,184	$(334)	$41,237	$(687)
State and municipal obligations	2,753	(15)	5,787	(140)	8,540	(155)
Corporate bonds	498	(2)	—	—	498	(2)
Total temporarily impaired securities	$28,304	$(370)	$21,971	$(474)	$50,275	$(844)

The following table presents the amortized cost and fair value by contractual maturity of securities available for sale as of the dates stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$978	$973	$3,583	$3,514
Due after one year but less than five years	45,633	44,382	37,747	37,425
Due after five years but less than ten years	28,063	27,236	28,441	28,250
Due after ten years	9,101	8,624	8,002	7,964
Total available-for-sale securities	$83,775	$81,215	$77,773	$77,153

Restricted Securities

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $4.3 million and $3.7 million at September 30, 2018 and December 31, 2017, respectively. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock, which totaled $2.3 million at September 30, 2018 and $1.9 million at December 31, 2017. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership in the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost and are periodically evaluated for impairment.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income at the time the loan is classified as nonaccrual. Any subsequent interest received on these loans is recognized as interest income on the cash basis until the loan qualifies to return to accrual status. Generally, a loan is returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured, or it becomes well-secured and in the process of collection.

The following is a summary of the balances of loans as of the dates stated.

	September 30, 2018	December 31, 2017
Mortgage loans on real estate:
Construction, land and land development	$94,750	$66,042
Farmland	748	923
Commercial mortgages (non-owner occupied)	171,996	146,757
Commercial mortgages (owner occupied)	82,391	80,052
Residential first mortgages	293,266	269,365
Residential revolving and junior mortgages	39,170	46,498
Commercial and industrial	144,118	114,093
Consumer	27,920	42,566
Total loans	854,359	766,296
Net unamortized deferred loan (fees) costs	(79)	200
Allowance for loan losses	(7,287)	(7,770)
Loans receivable, net	$846,993	$758,726

The recorded investment for past due and nonaccruing loans is shown in the following tables as of the dates stated. A loan past due 90 days or more is generally placed on nonaccrual unless it is both well secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include purchased credit-impaired (“PCI”) loans.

September 30, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage loans on real estate:
Construction, land and land development	$112	$—	$499	$611	$94,139	$94,750
Farmland	—	—	—	—	748	748
Commercial mortgages (non-owner occupied)	—	—	1,003	1,003	170,993	171,996
Commercial mortgages (owner occupied)	539	28	1,120	1,687	80,704	82,391
Residential first mortgages	1,342	78	1,092	2,512	290,754	293,266
Residential revolving and junior mortgages	119	20	385	524	38,646	39,170
Commercial and industrial	98	—	48	146	143,972	144,118
Consumer	357	3	57	417	27,503	27,920
Total loans	$2,567	$129	$4,204	$6,900	$847,459	$854,359

December 31, 2017	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total Loans
Mortgage loans on real estate:
Construction, land and land development	$261	$—	$1,237	$1,498	$64,544	$66,042
Farmland	—	48	—	48	875	923
Commercial mortgages (non-owner occupied)	449	—	—	449	146,308	146,757
Commercial mortgages (owner occupied)	573	—	1,752	2,325	77,727	80,052
Residential first mortgages	2,670	141	1,942	4,753	264,612	269,365
Residential revolving and junior mortgages	449	20	1,338	1,807	44,691	46,498
Commercial and industrial	331	—	92	423	113,670	114,093
Consumer	288	4	135	427	42,139	42,566
Total loans	$5,021	$213	$6,496	$11,730	$754,566	$766,296

The following tables include an aging analysis, based upon contractual terms, of the recorded investment of PCI loans as of the dates stated, included in the tables above.

September 30, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total PCI Loans
Mortgage loans on real estate:
Construction, land and land development	$—	$—	$—	$—	$1,385	$1,385
Commercial mortgages (non-owner occupied)	—	—	—	—	149	149
Commercial mortgages (owner occupied)	32	28	—	60	238	298
Residential first mortgages	—	78	—	78	3,448	3,526
Residential revolving and junior mortgages	—	20	—	20	21	41
Commercial and industrial	—	—	—	—	—	—
Consumer	—	3	—	3	54	57
Total purchased credit-impaired loans	$32	$129	$—	$161	$5,295	$5,456

December 31, 2017	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccruals	Total Past Due and Nonaccruals	Current	Total PCI Loans
Mortgage loans on real estate:
Construction, land and land development	$—	$—	$—	$—	$1,405	$1,405
Commercial mortgages (non-owner occupied)	—	—	—	—	171	171
Commercial mortgages (owner occupied)	161	—	—	161	160	321
Residential first mortgages	349	141	—	490	3,320	3,810
Residential revolving and junior mortgages	—	20	—	20	29	49
Commercial and industrial	—	—	—	—	—	—
Consumer	—	4	—	4	65	69
Total purchased credit-impaired loans	$510	$165	$—	$675	$5,150	$5,825

Note 6: Allowance for Loan Losses

The allowance for loan losses (“ALL”) reflects management’s judgment of probable loan losses inherent in the loan portfolio at the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter. To determine the total ALL, the Company estimates the reserves needed for each homogenous segment and class of the loan portfolio, and for any loans analyzed individually for impairment. Depending on the nature of each segment and class, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures, including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating those meeting certain criteria to calculate the amount of impairment. Impaired loans measured for impairment generally include (1) any loan risk rated Special Mention or worse where the borrower has filed for bankruptcy; and (2) all loans risk rated Substandard or worse with balances of $400 thousand or more; and (3) all loans classified as a troubled debt restructuring (“TDR”). A specific allowance is held when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component of the ALL is the result of the collective evaluation of any loans not identified as impaired or evaluated as impaired and are grouped into segments and classes. Historical loss experience is calculated and applied to each segment or class, as well as adjustments for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth, and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the segments. An unallocated component is maintained, if needed, to cover uncertainties that could affect management’s estimate of probable losses. Changes in the allowance for loan losses and the related provision expense can materially affect net income.

Loans Evaluated for Impairment

The following table shows loans evaluated for impairment individually and collectively by segment as of the dates stated.

September 30, 2018	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$922	$—	$131	$1,053
Loans collectively evaluated for impairment	3,485	1,130	1,619	6,234
Purchased credit-impaired loans	—	—	—	—
Total allowance on loan losses	$4,407	$1,130	$1,750	$7,287
Loan balances applicable to:
Loans individually evaluated for impairment	$7,463	$—	$131	$7,594
Loans collectively evaluated for impairment	669,459	144,118	27,732	841,309
Purchased credit-impaired loans	5,399	—	57	5,456
Total loans	$682,321	$144,118	$27,920	$854,359
December 31, 2017
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$861	$92	$141	$1,094
Loans collectively evaluated for impairment	3,003	786	2,887	6,676
Purchased credit-impaired loans	—	—	—	—
Total allowance on loan losses	$3,864	$878	$3,028	$7,770
Loan balances applicable to:
Loans individually evaluated for impairment	$8,874	$92	$141	$9,107
Loans collectively evaluated for impairment	595,007	114,001	42,356	751,364
Purchased credit-impaired loans	5,756	—	69	5,825
Total loans	$609,637	$114,093	$42,566	$766,296

The following tables show an analysis of the change in the ALL by segment for the periods presented.

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Three Months Ended September 30, 2018
Beginning Balance	$4,244	$944	$1,925	$7,113
Charge-offs	(54)	—	(418)	(472)
Recoveries	60	—	77	137
Provision	157	186	166	509
Ending Balance	$4,407	$1,130	$1,750	$7,287

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Three Months Ended September 30, 2017
Beginning Balance	$3,686	$456	$99	$4,241
Charge-offs	(75)	—	(366)	(441)
Recoveries	10	1	34	45
Provision	216	56	803	1,075
Ending Balance	$3,837	$513	$570	$4,920

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Nine Months Ended September 30, 2018
Beginning Balance	$3,864	$878	$3,028	$7,770
Charge-offs	(168)	(116)	(1,095)	(1,379)
Recoveries	103	1	311	415
Provision (recovery)	608	367	(494)	481
Ending Balance	$4,407	$1,130	$1,750	$7,287

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Nine Months Ended September 30, 2017
Beginning Balance	$3,318	$493	$52	$3,863
Charge-offs	(348)	—	(567)	(915)
Recoveries	98	2	39	139
Provision	769	18	1,046	1,833
Ending Balance	$3,837	$513	$570	$4,920

Purchased Credit-Impaired Loans

The following table presents the changes in the accretable yield for PCI loans for the period presented.

For the Nine Months Ended
September 30, 2018
Balance as of December 31, 2017	$1,087
Accretion of acquisition accounting adjustment	(261)
Reclassifications from nonaccretable balance, net	(56)
Other changes, net	343
Balance as of September 30, 2018	$1,113

Internal Risk Rating Grades

All loans in the Company’s loan portfolio, with the exception of purchased consumer loans, are risk rated using loan risk grading software that employs a variety of algorithms based on detailed account characteristics to include borrower’s payment history on a total relationship basis as well as loan to value exposure. For non-homogenous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan. For purchased consumer loans, a loan is rated “substandard” when it is 90 days or more past due; otherwise, the loan is graded “pass”.

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

Loss – Uncollectible and of such little value that continuance as a bankable asset is not warranted.

The following tables show the risk rating of loans as of the dates stated.

September 30, 2018	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$86,066	$748	$166,537	$75,984	$281,677	$37,298	$137,964	$9,605	$795,879
Watch	6,504	—	4,307	4,712	7,809	1,159	4,873	18,105	47,469
Special mention	127	—	—	551	2,048	—	—	133	2,859
Substandard	2,053	—	1,152	1,144	1,732	713	1,281	72	8,147
Doubtful	—	—	—	—	—	—	—	5	5
Total loans	$94,750	$748	$171,996	$82,391	$293,266	$39,170	$144,118	$27,920	$854,359

December 31, 2017	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$55,949	$923	$140,625	$67,732	$256,614	$43,659	$110,281	$12,431	$688,214
Watch	6,690	—	5,931	10,076	8,624	1,376	2,373	29,917	64,987
Special mention	172	—	—	—	205	—	1,347	—	1,724
Substandard	3,231	—	201	2,244	3,922	1,463	92	218	11,371
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$66,042	$923	$146,757	$80,052	$269,365	$46,498	$114,093	$42,566	$766,296

Impaired Loans

The following table shows the Company’s recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, as of the dates stated.

	As of September 30, 2018			As of December 31, 2017
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land and land development	$92	$163	$—	$900	$1,378	$—
Commercial mortgages (non-owner occupied)	—	—	—	—	—	—
Commercial mortgages (owner occupied)	1,026	1,026	—	1,721	1,971	—
Residential first mortgages	1,507	1,507	—	1,488	1,488	—
Residential revolving and junior mortgages	416	416	—	414	414	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance	3,041	3,112	—	4,523	5,251	—
With an allowance recorded:
Construction, land and land development	523	523	290	550	621	137
Commercial mortgages (non-owner occupied)	443	443	18	—	—	—
Commercial mortgages (owner occupied)	931	931	156	547	586	195
Residential first mortgages	2,395	2,395	374	1,914	1,914	367
Residential revolving and junior mortgages	130	130	84	1,340	1,340	162
Commercial and industrial	—	—	—	92	92	92
Consumer	131	131	131	141	141	141
Total impaired loans with allowance recorded	4,553	4,553	1,053	4,584	4,694	1,094
Total impaired loans:
Construction, land and land development	615	686	290	1,450	1,999	137
Commercial mortgages (non-owner occupied)	443	443	18	—	—	—
Commercial mortgages (owner occupied)	1,957	1,957	156	2,268	2,557	195
Residential first mortgages	3,902	3,902	374	3,402	3,402	367
Residential revolving and junior mortgages	546	546	84	1,754	1,754	162
Commercial and industrial	—	—	—	92	92	92
Consumer	131	131	131	141	141	141
Total impaired loans	$7,594	$7,665	$1,053	$9,107	$9,945	$1,094

The following table shows the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$93	$—	$367	$—	$147	$1	$385	$—
Commercial mortgages (non-owner occupied)	—	—	248	4	—	—	248	11
Commercial mortgages (owner occupied)	1,013	8	1,030	5	985	29	1,102	16
Residential first mortgages	1,472	21	1,425	4	1,282	62	1,439	15
Residential revolving and junior mortgages	416	1	482	5	415	4	485	7
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	3	—	—	—	—	—	—
Total impaired loans with no allowance	2,994	33	3,552	18	2,829	96	3,659	49
With an allowance recorded:
Construction, land and land development	524	8	1,315	15	512	24	1,323	44
Commercial mortgages (non-owner occupied)	445	11	—	—	223	11	—	—
Commercial mortgages (owner occupied)	935	13	1,372	4	945	39	1,381	19
Residential first mortgages	2,394	32	1,928	23	2,277	94	1,937	71
Residential revolving and junior mortgages	130	2	1,389	11	125	7	1,345	38
Commercial and industrial	—	—	92	—	—	—	92	—
Consumer	—	—	—	—	—	8	—	—
Total impaired loans with allowance recorded	4,428	66	6,096	53	4,082	183	6,078	172
Total impaired loans:
Construction, land and land development	617	8	1,682	15	659	25	1,708	44
Commercial mortgages (non-owner occupied)	445	11	248	4	223	11	248	11
Commercial mortgages (owner occupied)	1,948	21	2,402	9	1,930	68	2,483	35
Residential first mortgages	3,866	53	3,353	27	3,559	156	3,376	86
Residential revolving and junior mortgages	546	3	1,871	16	540	11	1,830	45
Commercial and industrial	—	—	92	—	—	—	92	—
Consumer	—	3	—	—	—	8	—	—
Total impaired loans	$7,422	$99	$9,648	$71	$6,911	$279	$9,737	$221

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	September 30, 2018	December 31, 2017
Nonaccrual loans	$4,204	$6,496
Nonaccrual loans not individually evaluated for impairment	(2,196)	(854)
Nonaccrual impaired loans	2,008	5,642
TDRs on accrual	4,415	2,214
Other impaired loans on accrual	1,171	1,251
Total impaired loans	$7,594	$9,107

Troubled Debt Restructuring

For economic or legal reasons related to a borrower’s financial condition, management may grant a concession to a borrower that it would not otherwise consider. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risks, the related loan is classified as a troubled debt restructuring. Management strives to identify borrowers in financial difficulty early and may work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, and other actions intended to minimize the economic loss to the Company.

Loans modified as TDRs are considered impaired and are individually evaluated for impairment for the ALL. The following table presents, by segment, information related to loans modified as TDRs for the periods presented.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2018			September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	4	$1,272	$1,303	—	$—	$—

(1)	Modifications were an extension of the loan terms.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	8	$1,862	$1,894	—	$—	$—

(1)	Modifications were an extension of the loan terms.

No loans designated as TDRs subsequently defaulted in the first nine months of 2018 or 2017.

The following table presents a roll forward of accruing and nonaccruing TDRs for the period presented.

	Accruing	Nonaccruing	Total
Balance as of December 31, 2017	$1,452	$2,612	$4,064
Charge-offs	—	(92)	(92)
Payments and other adjustments	(64)	65	1
New TDR designation	1,192	702	1,894
Release TDR designation	—	—	—
Transfer	1,835	(1,835)	—
Balance as of September 30, 2018	$4,415	$1,452	$5,867

Note 7: Other Real Estate Owned, net

The following table presents the carrying value of properties included in other real estate owned (“OREO”) as of the dates stated.

	September 30, 2018		December 31, 2017
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	4	$1,240	5	$443
Land	18	1,896	20	3,223
Commercial properties	3	527	4	618
Total other real estate owned	25	3,663	29	4,284

There were no residential loans in the process of foreclosure as of September 30, 2018.

Note 8: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Basic earnings per share amounts are computed by dividing the net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase the earnings per common share. For both computations, the weighted average number of employee stock ownership plan (“ESOP”) shares not committed to be released to participant accounts purchased by the ESOP are not assumed to be outstanding. The weighted average ESOP shares excluded from the computation were 147,383 and 154,376 for the three and nine months ended September 30, 2018, respectively. The weighted average ESOP shares excluded from the computation were 136,376 and 104,510 for the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2018 and 2017, options on 88,784 and 11,258 shares, respectively, were not included in computing diluted earnings per share because their effects would have been anti-dilutive. For the nine months ended September 30, 2018 and 2017, options on 88,784 and 21,258 shares, respectively, were not included in computing diluted earnings per share because their effects would have been anti-dilutive.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$1,026	$742	$3,096	$1,122
Weighted average shares outstanding, basic	13,080,372	10,488,227	13,059,845	8,175,431
Dilutive shares:
Stock options	56,060	69,396	60,334	67,269
Restricted shares	6,117	—	8,536	—
Weighted average shares outstanding, dilutive	13,142,549	10,557,623	13,128,715	8,242,700
Basic and diluted earnings per share	$0.08	$0.07	$0.24	$0.14

Note 9: Employee Benefit Plans

The Company has a non-contributory, cash balance pension plan for employees who were vested in the plan as of December 31, 2012, when it was frozen (i.e., curtailed). Each participant’s account balance grows based on monthly interest credits.

The Company also sponsored a post-retirement benefit plan covering retirees who were age 55 with 10 years of service or age 65 with five years of service prior to March 1, 2018, when the plan was curtailed. The Company recognized a gain on the curtailment of the post-retirement plan of $352 thousand at March 1, 2018, which is included in the consolidated statements of operations for the nine months ended September 30, 2018. The post-retirement benefit plan provides coverage toward a retiree’s eligible medical and life insurance benefits expenses. The plan is unfunded and funded as benefits are paid.

Note 10: Borrowings

FHLB Borrowings

As of September 30, 2018 and December 31, 2017, the Bank had $80.0 million and $70.0 million, respectively, of outstanding FHLB borrowings, consisting of three and two advances, respectively. Advances on the FHLB lines are secured by a blanket lien on qualified one-to-four family real estate, commercial real estate, and multifamily residential loans. Immediate available credit, as of September 30, 2018, was $150.1 million against a total line of credit of $245.1 million.

Further information regarding the three advances outstanding as of September 30, 2018 are shown in the following table.

				Maturity
	Balance	Originated	Interest Rate	Date
Adjustable rate hybrid	$10,000	4/12/2013	4.72%	4/13/2020
Fixed rate credit	60,000	9/4/2018	2.11%	10/4/2018
Fixed rate credit	10,000	9/26/2018	2.27%	10/12/2018
Total FHLB borrowings	$80,000		2.46%

Subordinated Notes

On May 28, 2015, the Company entered into a purchase agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “notes”) to the accredited investors. The notes have a maturity date of May 28,

2025 and bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a note may declare the principal amount of the notes to be due and immediately payable. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The notes qualify as Tier 2 capital for regulatory reporting. The aggregate carrying value of the notes, including capitalized debt issuance costs, was $6.9 million at both September 30, 2018 and December 31, 2017. For the three and nine months ended September 30, 2018 and 2017, the effective interest rate on the notes was 6.85% and 6.87%, respectively.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock, issued and outstanding, in the Company’s ESOP was $1.0 million at September 30, 2018 and $1.1 million at December 31, 2017 and was included in other liabilities on the consolidated balance sheets. The debt is comprised of five fixed rate-amortizing notes, four of which carry an interest rate of 3.25% and one that carries an interest rate of 4.50% with maturity dates ranging from March 1, 2019 to December 31, 2027. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

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

Mortgage servicing rights (“MSR”): The Company currently owns MSRs from two loan portfolios, one serviced for Fannie Mae (“FNMA”) and one serviced for Freddie Mac (“FHLMC”). The MSRs for the portfolios serviced for FNMA and FHLMC are recorded at fair value on a recurring basis, with changes in fair value recorded in the results of operations.

A third-party model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 12 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of September 30, 2018 and as of December 31, 2017. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 128% and 150% as of September 30, 2018 and December 31, 2017, respectively. A discount rate of 12.5% and 13.0% was then applied to each pool as of September 30, 2018 and as of December 31, 2017, respectively. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of September 30, 2018 Using
	Balance as of September 30, 2018	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$50,136	$—	$50,136	$—
State and municipal obligations	19,938	—	19,938	—
Corporate bonds	11,141	—	—	11,141
Total available-for-sale securities	$81,215	$—	$70,074	$11,141
Mortgage servicing rights	$981	$—	$—	$981

		Fair Value Measurements as of December 31, 2017 Using
	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$49,283	$—	$49,283	$—
State and municipal obligations	21,153	—	21,153	—
Corporate bonds	6,717	—	—	6,717
Total available-for-sale securities	$77,153	$—	$70,436	$6,717
Mortgage servicing rights	$999	$—	$—	$999

The reconciliation of items using Level 3 inputs is as follows.

	MSR	Corporate Bonds
Balance as of December 31, 2017	$999	$6,717
Purchases	—	4,400
Fair value adjustments	(18)	24
Sales	—	—
Balance as of September 30, 2018	$981	$11,141

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral, if any, less estimated costs to sell. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the vast majority of the Company’s collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

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

The following table summarizes the Company’s assets that were measured at fair value on a non-recurring basis as of the dates stated.

		Fair Value Measurements as of September 30, 2018 Using
	Balance as of September 30, 2018	Level 1	Level 2	Level 3
Impaired loans	$3,500	$—	$—	$3,500
Other real estate owned, net	3,663	—	—	3,663

		Fair Value Measurements as of December 31, 2017 Using
	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Impaired loans	$3,491	$—	$—	$3,491
Other real estate owned, net	4,284	—	—	4,284

The following tables display quantitative information about Level 3 Fair Value Measurements as of the dates stated.

	Balance as of September 30, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,500	Discounted appraised value	Selling Cost Lack of Marketability	0%-30% (15%) 50%-100% (83%)
		Discounted cash flows	Discount rate	5%-7% (6%)
Other real estate owned, net	3,663	Discounted appraised value	Selling Cost Lack of Marketability	3%-11% (7%) 9%-100% (24%)

	Balance as of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$3,491	Discounted appraised value	Selling Cost Lack of Marketability	6%-20% (16%) 50%-90% (65%)
		Discounted cash flows	Discount rate	5%-6% (6%)
Other real estate owned, net	4,284	Discounted appraised value	Selling Cost Lack of Marketability	3%-13% (8%) 10%-100% (16%)

In the first quarter of 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires public companies to use the exit price when measuring fair value of financial instruments measured at amortized cost. The Company engaged a third party to assist with the prospective measurement of the fair value of certain assets and liabilities measured on a nonrecurring basis. The fair values as of September 30, 2018 below were calculated using the exit prices, as promulgated by this standard, while the fair values as of December 31, 2017 were calculated using a discounted cash flows method or other methods; therefore, the tables below are not comparable.

The carrying values of cash and due from banks, interest-bearing deposits, certificates of deposit, federal funds sold or purchased, accrued interest receivable, loans held for sale, and noninterest-bearing and interest-bearing deposits are payable on demand or are of such short duration that carrying value approximates market value.

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

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. At September 30, 2018 and December 31, 2017, the fair value of loan commitments and standby letters of credit was immaterial, and therefore not included in the table below.

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

The following tables summarize the Company’s financial assets and liabilities at carrying values and estimated fair values on a nonrecurring basis as of the dates stated.

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of September 30, 2018 Using
	September 30, 2018	September 30, 2018	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,610	$6,610	$6,610	$—	$—
Interest-bearing deposits	15,906	15,906	15,906	—	—
Certificates of deposit	2,976	2,976	—	2,976	—
Federal funds sold	197	197	197	—	—
Restricted securities	6,750	6,750	—	6,750	—
Loans receivable, net	846,993	831,095	—	—	831,095
Loans held for sale	—	—	—	—	—
Accrued interest receivable	3,060	3,060	—	—	3,060
Financial Liabilities:
Noninterest-bearing liabilities	108,602	108,602	108,602	—	—
Savings and interest-bearing demand deposits	330,690	330,690	—	330,690	—
Time deposits	369,836	370,777	—	370,777	—
Securities sold under repurchase agreements	6,083	6,083	—	6,083	—
FHLB advances	80,000	79,690	—	79,690	—
Subordinated notes, net	6,889	7,043	—	7,043	—

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2017 Using
	December 31, 2017	December 31, 2017	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,396	$9,396	$9,396	$—	$—
Interest-bearing deposits	41,971	41,971	41,971	—	—
Certificates of deposit	3,224	3,224	—	3,224	—
Federal funds sold	6,961	6,961	6,961	—	—
Restricted securities	5,787	5,787	—	5,787	—
Loans receivable, net	758,726	774,099	—	—	774,099
Loans held for sale	1,651	1,651	—	1,651	—
Accrued interest receivable	3,194	3,194	—	—	3,194
Financial Liabilities:
Noninterest-bearing liabilities	103,037	103,037	103,037	—	—
Savings and interest-bearing demand deposits	299,820	299,820	—	299,820	—
Time deposits	358,989	356,450	—	-	356,450
Securities sold under repurchase agreements	9,498	9,498	—	9,498	—
FHLB advances	70,000	70,486	—	70,486	—
Subordinated notes, net	6,877	7,000	—	—	7,000

Note 12: Changes in Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of taxes, are shown in the following tables for the periods presented.

	For the Three Months Ended September 30, 2018
	Net Unrealized Losses on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance as of July 1, 2018	$(1,648)	$(667)	$(2,315)
Change in net unrealized holding loss on available-for-sale securities, net of tax benefit of $100	(377)	—	(377)
Balance as of September 30, 2018	$(2,025)	$(667)	$(2,692)

	For the Nine Months Ended September 30, 2018
	Net Unrealized Losses on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance as of January 1, 2018	$(489)	$(667)	$(1,156)
Change in net unrealized holding loss on available-for-sale securities, net of tax benefit of $408	(1,536)	—	(1,536)
Balance as of September 30, 2018	$(2,025)	$(667)	$(2,692)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc. (the “Company”). This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the Company’s plans, obligations, expectations and intentions, and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies, and guidelines; changes in banking, tax, and other laws and regulations and interpretations or guidance thereunder; and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the 2017 Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

EXECUTIVE SUMMARY

MERGER WITH VIRGINIA BANCORP

On April 1, 2017, the Company and Virginia BanCorp, Inc. (“Virginia BanCorp”) completed a merger pursuant to the Agreement and Plan of Merger, dated as of November 2, 2016, by and between the Company and Virginia BanCorp (the “Merger”). Pursuant to the Merger, the Company acquired approximately $329.1 million in assets, including $266.1 million of loans, and assumed approximately $294.5 million in liabilities as of April 1, 2017. Merger related costs incurred by the Company were $363 thousand and $1.1 million for the first nine months of 2018 and 2017, respectively.

The financial information for the periods ended September 30, 2017 and September 30, 2018 presented herein reflects the combined operations of the business combination since the effective time of the Merger, April 1, 2017.

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net income for the three months ended September 30, 2018 and 2017 was $1.0 million and $742 thousand, respectively, an increase of $284 thousand. Diluted earnings per share was $0.08 for the three months ended September 30, 2018 compared to $0.07 for the three months ended September 30, 2017. Net income for the nine months ended September 30, 2018 and 2017 was $3.1 million and $1.1 million, respectively, an increase of $2.0 million. Diluted earnings per share was $0.24 for the nine months ended September 30, 2018 compared to $0.14 for the nine months ended September 30, 2017.

•

Income before income taxes was $1.2 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, which included $0 and $141 thousand of merger related costs, respectively. Income before income taxes was $3.7 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively, which included $363 thousand and $1.1 million of merger related costs, respectively.

•	Return on average assets (annualized) increased to 0.41% and 0.42% for the three and nine months ended September 30, 2018, respectively, from 0.32% and 0.20% for the comparable 2017 periods.
•	Return on average equity (annualized) increased to 3.55% and 3.61% for the three and nine months ended September 30, 2018, respectively, from 3.10% and 2.03% for the comparable 2017 periods.
•	Total assets increased $56.9 million to $1.03 billion as of September 30, 2018 from $970.6 million as of December 31, 2017.
•

Net loans increased by $88.3 million, or 11.6% (over 15% annualized), during the first nine months of 2018. Excluding the pay down of approximately $50.0 million in the first nine months of 2018 of purchased portfolio loans, including those acquired in the Merger, net loan growth on an annualized basis was approximately 24%.

•	Total deposits increased by $47.3 million, or 6.2% (over 8% annualized), to $809.1 million as of September 30, 2018 from $761.8 million as of December 31, 2017.
•

Asset quality improved during the first nine months of 2018 with the ratio of nonperforming assets to total assets declining to 0.77% as of September 30, 2018 compared to 1.11% as of December 31, 2017, primarily attributable to reductions in nonaccrual loans and other real estate owned of $2.3 million and $621 thousand, respectively.

•

Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks, as of September 30, 2018, with a total capital ratio and tier 1 leverage ratio of 11.72% and 9.45%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

Loans acquired in the Merger were discounted to estimated fair value (for credit losses and interest rates) as of the effective date of the Merger. A portion of the acquisition accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans for those loans that were deemed to be, as of the Merger date, purchased performing and over the period of expected cash flows from the loans that were deemed to be purchased credit-impaired (“PCI”). The amount of accretion income recognized within a period is based on many factors, including among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.

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

The following table presents average interest-earning assets and interest-bearing liabilities, tax-equivalent yields on such assets and rates (costs) paid on such liabilities, net interest margin, and net interest spread, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the Three Months Ended September 30,
	2018			2017			2018 Compared to 2017
								Variance Attributable to (7)
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Income/ Expense Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$63,304	$498	3.12%	$58,838	$329	2.24%	$169	$144	$25
Tax-exempt securities (1)	19,149	151	3.12%	19,285	176	3.64%	(25)	(24)	(1)
Total securities	82,453	649	3.12%	78,123	505	2.58%	144	120	24
Gross loans (2) (3)	821,778	10,126	4.89%	737,742	8,874	4.81%	1,252	241	1,011
Interest-bearing deposits and federal funds sold	21,769	110	2.00%	48,764	159	1.30%	(49)	39	(88)
Certificates of deposits	3,111	17	2.17%	3,224	18	2.20%	(1)	(0)	(1)
Total interest-earning assets	$929,111	$10,902	4.66%	$867,853	$9,556	4.40%	$1,346	$400	$946
INTEREST-BEARING LIABILITIES:
Savings deposits	$62,258	$47	0.30%	$64,115	$32	0.20%	$15	$16	$(1)
Demand deposits	78,556	38	0.19%	93,809	40	0.17%	(2)	5	(7)
Time deposits (4)	365,444	1,462	1.59%	330,496	999	1.21%	463	357	106
Money market deposits	171,529	480	1.11%	134,148	221	0.66%	259	197	62
Total deposits	677,787	2,027	1.19%	622,568	1,292	0.83%	735	575	160
Securities sold under repurchase agreements	5,724	3	0.21%	13,939	5	0.13%	(2)	1	(3)
Subordinated notes and ESOP debt	7,932	128	6.40%	6,871	118	6.86%	10	(8)	18
FHLB advances	70,543	441	2.48%	72,500	279	1.54%	162	170	(8)
Total interest-bearing liabilities	$761,986	$2,599	1.35%	$715,878	$1,694	0.95%	$905	$737	$168
Net interest income and net interest margin (5)		$8,303	3.57%		$7,862	3.62%	$441	$(338)	$778
Noninterest-bearing deposits	$108,594			$96,644
Total cost of funds (8)			1.19%			0.83%
Net interest spread (6)			3.31%			3.45%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21% and 34% for the 2018 and 2017 periods, respectively.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value adjustments (discounts) on loans of $357 thousand and $409 thousand for the three months ended September 30, 2018 and 2017, respectively.
(4)	Includes amortization of fair value adjustments on time deposits of $40 thousand and $103 thousand for the three months ended September 30, 2018 and 2017, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(7)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(8)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.

Interest income for the three months ended September 30, 2018, on a taxable-equivalent basis, was $10.9 million, an increase of $1.3 million from the third quarter of 2017, primarily driven by higher average interest-earning assets of $929.1 million in the 2018 period compared to $867.9 million in the 2017 period, an increase of $61.3 million. This increase in average interest-earning assets was primarily attributable to organic loan growth in the 2018 period and higher yields on loans and securities due to the increasing interest rate environment, partially offset by lower accretion of loan discounts in the 2018 period of $357 thousand compared to $409 thousand in the 2017 period.

Interest expense for the three months ended September 30, 2018 was $2.6 million, an increase of $905 thousand from the third quarter of 2017, primarily driven by higher average interest-bearing liabilities of $762.0 million in the 2018 period compared to

$715.9 million in the 2017 period, an increase of $46.1 million. This increase in average interest-bearing liabilities was primarily attributable to organic retail deposit growth, particularly time and money market deposits. Contributing to the increase in interest expense in the third quarter of 2018 compared to the third quarter of 2017 were higher costs of deposits (1.19% and 0.83% for the third quarters of 2018 and 2017, respectively) due to heightened competition for deposits in the Company’s markets and promotional deposit products as the Company expands in the Hampton Roads market. In addition, higher rates were paid on Federal Home Loan Bank of Atlanta (“FHLB”) advances (2.48% and 1.53% for the third quarters of 2018 and 2017, respectively) due to the increasing interest rate environment.

Due to the changes in interest income and interest expense discussed above, net interest income for the three months ended September 30, 2018, on a taxable-equivalent basis, was $8.3 million, an increase of $441 thousand from the third quarter of 2017.

Net interest margin was 3.57% and 3.62% for the three months ended September 30, 2018 and 2017, respectively. This decrease is primarily attributable to the increase in funding costs, as noted above, and lower accretion of fair value adjustments (discounts) on acquired loans ($357 thousand and $409 thousand for 2018 and 2017, respectively) and the amortization of fair value adjustments (premium) on time deposits ($40 thousand and $103 thousand for 2018 and 2017, respectively). Excluding the acquisition accounting adjustments on loans and time deposits, net interest margin was 3.40% in the 2018 period compared to 3.39% in the 2017 period.

The following table presents average interest-earning assets and interest-bearing liabilities, tax-equivalent yields on such assets and rates (costs) paid on such liabilities, and net interest margin, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the Nine Months Ended September 30,
	2018			2017			2018 Compared to 2017
								Variance Attributable to (7)
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Income/ Expense Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$62,490	$1,392	2.98%	$40,765	$946	3.10%	$446	$(58)	$504
Tax-exempt securities (1)	19,195	451	3.14%	19,233	521	3.61%	(70)	(69)	(1)
Total securities	81,685	1,843	3.02%	59,998	1,467	3.26%	376	(127)	503
Gross loans (2) (3)	799,080	29,853	4.99%	601,278	21,588	4.79%	8,265	1,163	7,102
Interest-bearing deposits and federal funds sold	32,217	413	1.71%	27,566	253	1.23%	160	117	43
Certificates of deposits	3,186	54	2.27%	3,564	55	2.05%	(1)	5	(6)
Total interest-earning assets	$916,168	$32,163	4.69%	$692,406	$23,363	4.50%	$8,800	$1,285	$7,139
INTEREST-BEARING LIABILITIES:
Savings deposits	$63,078	$139	0.29%	$58,563	$91	0.21%	$48	$41	$7
Demand deposits	81,236	121	0.20%	76,558	103	0.18%	18	12	6
Time deposits (4)	367,524	4,030	1.47%	247,839	2,248	1.21%	1,782	696	1,086
Money market deposits	158,077	1,137	0.96%	116,419	557	0.64%	580	381	199
Total deposits	669,915	5,427	1.08%	499,379	2,999	0.80%	2,428	1,130	1,298
Federal funds purchased	—	—	0.00%	1,999	10	0.69%	(10)	—	(10)
Securities sold under repurchase agreements	6,575	10	0.20%	9,827	12	0.16%	(2)	2	(4)
Subordinated notes and ESOP debt	7,969	384	6.44%	6,867	354	6.87%	30	(27)	57
FHLB advances	68,059	1,140	2.24%	64,659	681	1.41%	459	423	36
Total interest-bearing liabilities	$752,518	$6,961	1.24%	$582,731	$4,056	0.93%	$2,905	$1,528	$1,377
Net interest income and net interest margin (5)		$25,202	3.67%		$19,307	3.72%	$5,895	$(243)	$5,762
Noninterest-bearing deposits	$105,166			$87,776
Total cost of funds (8)			1.08%			0.81%
Net interest spread (6)			3.46%			3.57%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21% and 34% for the 2018 and 2017 periods, respectively.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value adjustments (discounts) on loans of $1.4 million and $860 thousand for the nine months ended September 30, 2018 and 2017, respectively.

(4)	Includes amortization of fair value adjustments on time deposits of $150 thousand and $220 thousand for the nine months ended September 30, 2018 and 2017, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(7)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(8)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.

Interest income for the nine months ended September 30, 2018, on a taxable-equivalent basis, was $32.2 million, an increase of $8.8 million from the first nine months of 2017, primarily driven by higher average interest-earning assets of $916.2 million in the 2018 period compared to $692.4 million in the 2017 period, an increase of $223.8 million. This increase in average interest-earning assets was primarily attributable to organic loan growth and interest-earning assets acquired in the Merger included from the effective date of the Merger. Also contributing to the increase in interest income in the first nine months of 2018 compared to the first nine months of 2017 were higher yields on loans due to the increasing interest rate environment and higher accretion of discounts on acquired loans of $1.4 million in the 2018 period compared to $860 thousand in the 2017 period.

Interest expense for the nine months ended September 30, 2018 was $7.0 million, an increase of $2.9 million from the first nine months of 2017, primarily driven by higher average interest-bearing liabilities of $752.5 million in the 2018 period compared to $582.7 million in the 2017 period, an increase of $169.8 million. This increase in average interest-bearing liabilities was primarily attributable to organic deposit growth and liabilities assumed in the Merger included from the effective date of the Merger. Contributing to the increase in interest expense in the first nine months of 2018 compared to the first nine months of 2017 was higher rates paid on deposits (1.08% and 0.80% for the first nine months of 2018 and 2017, respectively) due to heightened competition for deposits, as mentioned above. In addition, higher rates were paid on FHLB advances (2.24% and 1.41% for the first nine months of 2018 and 2017, respectively) due to the increasing interest rate environment.

Due to the changes in interest income and interest expense discussed above, net interest income for the nine months ended September 30, 2018, on a taxable-equivalent basis, was $25.2 million, an increase of $5.9 million from the first nine months of 2017.

Net interest margin was 3.67% and 3.72% for the nine months ended September 30, 2018 and 2017, respectively. This decrease is primarily attributable to higher funding costs, partially offset by the effects of accretion of discounts on acquired loans and higher yields on loans. Excluding the acquisition accounting adjustments on loans and time deposits, net interest margin was 3.44% in the 2018 period compared to 3.51% in the 2017 period.

The following table presents the effect of acquisition accounting adjustments (accretion of loan discounts and amortization of time deposits) on net interest margin for the periods stated:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net interest margin	3.57%	3.62%	3.67%	3.72%
Acquisition accounting adjustments effect (1)	0.17%	0.23%	0.23%	0.21%
Net interest margin excluding the effect of acquisition accounting adjustments	3.40%	3.39%	3.44%	3.51%

(1)

Acquisition accounting adjustments for the three and nine months ended September 30, 2018 include accretion of discounts on acquired loans of $357 thousand and $1.4 million, respectively, and amortization of premium on acquired time deposits of $40 thousand and $150 thousand, respectively. Acquisition accounting adjustments for the three and nine months ended September 30, 2017 include accretion of discounts on acquired loans and amortization of premium on acquired time deposits of $860 thousand and $220 thousand, respectively.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $509 thousand for the three months ended September 30, 2018, while the provision for loan losses was $1.1 million in the same period of 2017. Provision for loan losses was $481 thousand for the nine months ended September 30, 2018, while provision for loan losses for the first nine months of 2017 was $1.8 million. Provision for loan losses in the third quarter of 2018 was primarily attributable to an increase of approximately $52.7 million of gross loans in the quarter, while the provision in the third quarter of 2017 includes reserves for a select portfolio of consumer loans. The provision for loan losses for the first nine months of 2018 included a benefit of $580 thousand to correct for an overstatement recorded in the Company’s year-end 2017 allowance for loan losses for acquired loans, as reported in the Company’s Form 10-Q for the second quarter of 2018.

NONINTEREST INCOME

The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented. Noninterest income for the nine months ended September 30, 2017 included the operations of Virginia BanCorp since the effective date of the Merger.

	Three Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change
Income from fiduciary activities	$151	$217	$(66)	-30.4%
Service charges and fees on deposit accounts	251	238	13	5.5%
Non-deposit product income	144	105	39	37.1%
Interchange fees, net	105	101	4	4.0%
Other service charges and fees	30	40	(10)	-25.0%
Secondary market lending income	152	157	(5)	-3.2%
Increase in cash surrender value of bank owned life insurance	123	133	(10)	-7.5%
Net gains on disposition of other assets	51	-	51	100.0%
Other	(11)	17	(28)	-164.7%
Total noninterest income	$996	$1,008	$(12)	-1.2%

	Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change
Income from fiduciary activities	$596	$691	$(95)	-13.7%
Service charges and fees on deposit accounts	538	696	(158)	-22.7%
Non-deposit product income	558	300	258	86.0%
Interchange fees, net	221	314	(93)	-29.6%
Other service charges and fees	91	75	16	21.3%
Secondary market lending income	528	358	170	47.5%
Increase in cash surrender value of bank owned life insurance	374	341	33	9.7%
Net gains on sale of available-for-sale securities	—	2	(2)	-100.0%
Net losses on disposition of other assets	(18)	—	(18)	-100.0%
Gain on curtailment of post-retirement benefit plan	352	—	352	100.0%
Other	90	169	(79)	-46.7%
Total noninterest income	$3,330	$2,946	$384	13.0%

Non-deposit product income increased $39 thousand in the third quarter of 2018 compared to the third quarter of 2017 due to higher commissions from the wealth management business of the Company’s wholly-owned subsidiary, VCB Financial Group, Inc. (“VCBFG”). This increase was offset by lower income from fiduciary activities from the trust and estate administration business of VCBFG of $66 thousand. Net gains on disposition of other assets was primarily attributable to the sale of a former branch building and land in the third quarter of 2018.

Noninterest income in the nine months ended September 30, 2018 included a gain of $352 thousand on the curtailment of the Company’s post-retirement benefit plan effective March 1, 2018. Non-deposit product income increased by $258 thousand in the 2018 period compared to the 2017 period due to higher wealth management commissions earned by VCBFG. Additionally, secondary market lending income increased $170 thousand in the 2018 period compared to the 2018 period due to higher sales volume of originated residential mortgages sold to governmental agencies and other third-party buyers.

NONINTEREST EXPENSE

The following tables present a summary of noninterest expense and the dollar and percentage change for the periods presented. Noninterest expenses for the nine months ended September 30, 2017 included the operations of Virginia BanCorp from the effective date of the Merger.

	Three Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change
Salaries and employee benefits	$4,022	$3,687	$335	9.1%
Occupancy	962	811	151	18.6%
Data processing	556	299	257	86.0%
Bank franchise tax	178	141	37	26.2%
Telecommunications	132	111	21	18.9%
FDIC assessments	151	119	32	26.9%
Foreclosed property	45	45	-	0.0%
Consulting	228	58	170	293.1%
Advertising and marketing	126	100	26	26.0%
Directors’ fees	146	135	11	8.1%
Audit and accounting	236	121	115	95.0%
Legal	123	9	114	1266.7%
Merger related	—	141	(141)	-100.0%
Core deposit intangible amortization	196	227	(31)	100.0%
Net other real estate owned (gains) losses	(112)	9	(121)	-1344.4%
Other	543	707	(164)	-23.2%
Total noninterest expense	$7,532	$6,720	$812	12.1%

	Nine Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change
Salaries and employee benefits	$12,407	$9,832	$2,575	26.2%
Occupancy	2,639	1,943	696	35.8%
Data processing	1,941	897	1,044	116.4%
Bank franchise tax	531	359	172	47.9%
Telecommunications	369	215	154	71.6%
FDIC assessments	521	315	206	65.4%
Foreclosed property	110	114	(4)	-3.5%
Consulting	957	209	748	357.9%
Advertising and marketing	347	227	120	52.9%
Directors’ fees	382	466	(84)	-18.0%
Audit and accounting	839	366	473	129.2%
Legal	380	95	285	300.0%
Merger related	363	1,126	(763)	-67.8%
Core deposit intangible amortization	610	461	149	100.0%
Net other real estate owned (gains) losses	(169)	102	(271)	-265.7%
Other	1,988	1,988	-	0.0%
Total noninterest expense	$24,215	$18,715	$5,500	29.4%

Noninterest expenses increased $812 thousand in the third quarter of 2018 compared to the third quarter of 2017, primarily due to higher salaries and benefits (greater number of full-time equivalents) and higher data processing expenses. There were no merger related expenses reported in the three months ended September 30, 2018. In the third quarter of 2018, the Company announced initiatives and other anticipated reductions to decrease noninterest expenses. The benefits of these items are reflected in data processing, consulting, and salaries and employee benefits expenses in the third quarter of 2018. The decrease in other expense is primarily due to a $172 thousand benefit recorded in the third quarter of 2018 to correct for an overstatement of other expense in 2017 related to contributions to employee stock ownership plans (ESOP).

Higher noninterest expenses in the first nine months of 2018 were primarily due to higher personnel costs (greater number of full-time equivalents) and higher consulting, audit and accounting, and legal fees, due to various regulatory and corporate activities in the 2018 period. Expenses associated with the succession of the Company’s Chief Financial Officer and fees incurred in the first nine months of 2018 in the completion of the Company’s 2017 year-end reporting were approximately $1.2 million. Expenses associated with these items are primarily recorded in consulting, audit and accounting, and legal.

The table below presents the income tax expense and effective tax rate for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income tax expense	$198	$273	$645	$406
Effective tax rate	16.2%	26.9%	17.2%	26.6%

Lower effective tax rates in the 2018 periods reflected the Tax Cuts and Jobs Act of 2017 enacted in December 2017, which reduced the federal corporate marginal income tax rate from 34% to 21%, effective January 1, 2018.

ASSET QUALITY

Loans charged-off during the third quarter of 2018, net of recoveries, totaled $335 thousand compared to $396 thousand for the third quarter of 2017. This resulted in a slight decrease in the annualized net charge-off ratio to 0.17% for the third quarter of 2018 compared to 0.22% for the third quarter of 2017. For the nine months ended September 30, 2018, the annualized net charge off ratio was 0.12% compared to 0.18% for the nine months ended September 30, 2017.

The ratio of allowance for loan losses (“ALL”) to gross loans was 0.85% as of September 30, 2018 compared to 1.01% as of December 31, 2017. The decline in the ratio of ALL to gross loans is primarily due to the overstatement in the ALL at year-end 2017, as previously discussed, and the reduction in historical loss factors as older periods are released from the calculation. Gross loans is inclusive of loans acquired in the Merger, which were recorded at fair value as of the date of the Merger.

The following table presents certain asset quality measures as of the dates stated.

	September 30, 2018	December 31, 2017
Loans 90 days or more past due and still accruing (1)	$—	$48
Nonaccrual loans (1)	4,204	6,496
Total nonperforming loans	4,204	6,544
Other real estate owned, net	3,663	4,284
Total nonperforming assets	$7,867	$10,828
Allowance for loan losses	$7,287	$7,770
ALL to gross loans	0.85%	1.01%
Nonperforming assets to total assets	0.77%	1.12%
Nonperforming loans to gross loans	0.49%	0.85%

(1)	Excludes PCI loans.

FINANCIAL CONDITION

Total assets increased by $56.9 million to $1.03 billion as of September 30, 2018 from $970.6 million as of December 31, 2017, primarily due to organic loan growth in the first nine months of 2018. Cash, including federal funds sold and interest-bearing deposits, was $22.7 million and $58.3 million as of September 30, 2018 and December 31, 2017, respectively.

The following tables present information about the Company’s securities portfolio on a taxable-equivalent basis as of the dates stated. The increase in fair value of $4.1 million since year-end 2017 in the available-for-sale securities portfolio was primarily attributable to approximately $9.7 million of purchases of available-for-sale securities, partially offset by principal amortization and an increase in unrealized losses of $1.9 million, primarily due to an increase in interest rates. As of September 30, 2018 and December 31, 2017, available-for-sale securities represented 7.9% of total assets.

	September 30, 2018
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$52,073	$50,136	6.02	2.21%
State and municipal obligations	20,525	19,938	5.53	3.17%
Corporate bonds	11,177	11,141	2.40	5.59%
Total available-for-sale securities	83,775	81,215	4.65	2.81%
Restricted securities	6,750	6,750	n/a	5.75%
Total securities	$90,525	$87,965		3.02%

	December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$49,964	$49,283	5.76	1.76%
State and municipal obligations	21,113	21,153	5.45	3.47%
Corporate bonds	6,696	6,717	5.16	6.41%
Total available-for-sale securities	77,773	77,153	5.46	2.79%
Restricted securities	5,787	5,787	n/a	6.54%
Total securities	$83,560	$82,940		3.02%

During the nine months ended September 30, 2018, gross loans increased by $87.8 million, or 11.5% (over 15% annualized), since December 31, 2017. Excluding the pay down of approximately $50 million in the first nine months of 2018 of purchased portfolio loans, including those acquired in the Merger, gross loan growth on an annualized basis was approximately 24%. The largest components of this increase were a $30.0 million increase in commercial and industrial loans, a $28.7 million increase in construction, land, and land development loans, a $27.6 million increase in commercial mortgages, and a $23.9 million increase in residential first mortgages, partially offset by a $14.6 million decline in consumer loans, primarily the decline in balances of certain portfolios of consumer loans acquired in the Merger and in the second and third quarters of 2017.

The following table presents the Company’s composition of loans in dollar amounts and as a percentage of total loans as of the dates stated.

	September 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans on real estate:
Construction, land and land development	$94,750	11.1%	$66,042	8.6%
Farmland	748	0.1%	923	0.1%
Commercial mortgages (non-owner occupied)	171,996	20.1%	146,757	19.2%
Commercial mortgages (owner occupied)	82,391	9.6%	80,052	10.4%
Residential first mortgages	293,266	34.2%	269,365	35.2%
Residential revolving and junior mortgages	39,170	4.6%	46,498	6.1%
Commercial and industrial	144,118	16.9%	114,093	14.9%
Consumer	27,920	3.3%	42,566	5.5%
Total loans	854,359	100.0%	766,296	100.0%
Net unamortized deferred loan (fees) costs	(79)		200
Allowance for loan losses	(7,287)		(7,770)
Loans receivable, net	$846,993		$758,726

Allowance for loan losses decreased by $483 thousand since December 31, 2017 to $7.3 million as of September 30, 2018, primarily due to charge-offs (net of recoveries) and the correction in the second quarter of 2018 of an amount recorded in the Company’s year-end 2017 allowance for loan losses, as previously noted.

The following table presents the Company’s allowance for loan losses by loan type and the percent of loans in each category to total loans as of the dates stated.

	September 30, 2018		December 31, 2017
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Mortgage loans on real estate	$4,407	79.8%	$3,864	79.6%
Commercial and industrial	1,130	16.9%	878	14.9%
Consumer	1,750	3.3%	3,028	5.5%
Total allowance for loan losses	$7,287	100.0%	$7,770	100.0%

Other real estate owned, net as of September 30, 2018 was $3.7 million, consisting of 25 individual properties (18 of which were land lots), compared to $4.3 million in OREO (29 properties) as of December 31, 2017, or a $621 thousand decline. This decline was primarily attributable to the sale of two properties ($2.3 million carrying amount) in the first quarter of 2018 resulting in a net gain of approximately $257 thousand.

As of September 30, 2018, total deposits were $809.1 million compared to $761.8 million at year-end 2017, a $47.3 million (or 8.3% annualized) increase. The increase was primarily due to an increase of $30.9 million in savings and interest-bearing demand deposits and a $10.8 million increase in time deposits.

Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of September 30, 2018 are presented in the following table.

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	32,275	13,335	45,121	110,690	201,421	26.0%

As of September 30, 2018, the Company had two fixed rate FHLB advances totaling $70.0 million and one variable rate FHLB advance of $10.0 million outstanding. As of December 31, 2017, the Company had one fixed rate FHLB advance of $60.0 million and one variable rate FHLB advance of $10.0 million outstanding. The following table summarizes the period-end balance, highest month balance, average balance, and weighted average rate paid as of and for the periods presented.

	Nine Months Ended September 30, 2018				Twelve Months Ended December 31, 2017
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB advances	$80,000	$80,000	$68,059	2.46%	$70,000	$75,000	$52,500	1.87%

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations (such as commitments to fund loans or meet depositors’ requirements) through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with other banks, federal funds sold, and investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates are major factors for liquidity. Management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and its customers’ credit needs.

At September 30, 2018, cash and cash equivalents totaled $22.5 million, investment securities maturing in one year or less totaled $2.4 million and loans maturing in one year or less totaled $176.9 million. This resulted in a liquidity ratio as of September 30, 2018 of 19.6% compared to 14.7% as of December 31, 2017. The Company determines this ratio by dividing the sum of cash and cash equivalents, and investment securities and loans maturing in one year or less by total assets. The Bank has formal liquidity management plans, which includes periodic evaluation of cash flow projections.

The Company has a line of credit with the FHLB of $245.1 million, with $150.1 million available as of September 30, 2018 and federal funds lines of credit with correspondent banks totaling $24.5 million. Federal funds lines of credit can be cancelled at any time by the correspondent bank.

As of September 30, 2018, the Company was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on liquidity.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised primarily of outstanding common stock and retained earnings.

Capital resources are primarily affected by net income and net unrealized gains or losses on available-for-sale securities (net of tax). The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Another factor affecting accumulated other comprehensive income (loss) is changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in said plan obligations. Shareholders’ equity before accumulated other comprehensive loss was $119.2 million as of September 30, 2018 compared to $115.7 million as of December 31, 2017. The increase of $3.5 million was primarily attributable to net income of $3.1 million for the nine months ended September 30, 2018. Accumulated other comprehensive loss increased by $1.5 million from December 31, 2017 to September 30, 2018, primarily due to an increase in unrealized net losses (net of tax) in the available-for-sale securities portfolio, primarily due to an increasing interest rate environment.

Book value per share of the Company’s common stock, including accumulated other comprehensive loss, increased to $8.80 as of September 30, 2018 from $8.68 as of December 31, 2017.

The Bank is subject to minimum regulatory capital ratios as defined by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of September 30, 2018, the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank was well-capitalized by these guidelines.

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

As of September 30, 2018	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	11.72%	8.00%	10.00%
Tier 1 capital	10.86%	6.00%	8.00%
Common equity tier 1	10.86%	4.50%	6.50%
Tier 1 leverage ratio	9.45%	4.00%	5.00%

As of December 31, 2017	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	12.70%	8.00%	10.00%
Tier 1 capital	11.65%	6.00%	8.00%
Common equity tier 1	11.65%	4.50%	6.50%
Tier 1 leverage ratio	8.97%	4.00%	5.00%

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

The following table presents the Company’s off balance sheet commitments as of the dates stated.

	September 30, 2018	December 31, 2017
Total loan commitments outstanding	$154,014	$144,249
Stand-by letters of credit	1,637	447

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

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information is recorded, processed, summarized and reported by the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated under it. The aforementioned officers based this conclusion on the fact that the Company had material weaknesses as described in its 2017 Form 10-K, which were not fully remediated and tested as of September 30, 2018.

Remediation Status

Management, with oversight from the Audit Committee, is committed to remediating the material weaknesses which existed as of December 31, 2017 and have not been fully remediated as of September 30, 2018, and is actively engaged in the implementation of a remediation plan, including the actions detailed in the 2017 Form 10-K, to ensure that controls contributing to these material weaknesses are designed appropriately and will operate effectively. In the first quarter of 2018, the Company hired a new Chief Financial Officer and Controller with substantial experience in financial reporting under the Exchange Act and in the requirements to implement appropriate changes in internal controls in areas of the findings of control deficiencies.

In the second and third quarters of 2018, management designed and implemented internal controls that address and remediate a substantial number of the control deficiencies that culminated in material weaknesses as of December 31, 2017. As of the end of the quarterly period ended September 30, 2018, management has not fully tested the operating effectiveness of these controls.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Except as noted in the preceding section, there was no change to the Company’s internal control over financial reporting during the three months ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

November 9, 2018	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)