Form 10-K
period 2018-12-31
BAY BANKS OF VIRGINIA INC
filed 2019-03-08
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file no: 0-22955

BAY BANKS OF VIRGINIA, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	54-1838100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Bayberry Court, Suite 101, Richmond, Virginia 23226

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

Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2018, based on the closing sale price of the registrant’s common stock on June 30, 2018, was 115,051,387.

The number of shares outstanding of the registrant’s common stock as of March 1, 2019 was 13,199,934.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2019 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

BAY BANKS OF VIRGINIA, INC.

PART I

ITEM 1: BUSINESS

GENERAL

Bay Banks of Virginia, Inc. (the “Company”) is a Virginia corporation and bank holding company that conducts substantially all of its operations through its subsidiaries, Virginia Commonwealth Bank (the “Bank” or “VCB”) and VCB Financial Group, Inc. (the “Financial Group” or “VCBFG”). The Bank opened for business in 1930 as Bank of Lancaster and has partnered with the communities it serves to deliver banking and financial services since its organization.

The Bank is a state-chartered bank, headquartered in Richmond, Virginia, and a member of the Federal Reserve System. The Bank has 19 banking offices, including one loan production office, located throughout the Northern Neck and Middle Peninsula areas of Virginia, the greater Richmond area of central Virginia, and Suffolk and Virginia Beach in the Hampton Roads area of eastern Virginia. The Bank serves businesses, professionals, and consumers with a wide variety of financial services, including retail and commercial banking, and mortgage banking. Products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, investment accounts, insurance, credit cards, online banking, telephone banking, and mobile banking. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”).

On April 1, 2017, the Company completed a merger with Virginia BanCorp Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank (the “Merger”). The Company was the surviving corporation, and former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned for a total issuance of 4,586,221 shares of the Company’s stock valued at approximately $42.2 million at the time of closing. After the completion of the Merger, the Company’s legacy shareholders owned approximately 51% of the outstanding stock of the Company and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding stock of the Company. After the Merger was completed, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, which changed its name to Virginia Commonwealth Bank

As of May 1, 2017, Bay Trust Company reorganized as VCB Financial Group, Inc. The Financial Group provides management services for personal and corporate trusts, including estate planning, estate settlement and trust administration, and investment and wealth management services. Products include estate planning and settlement, revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment management accounts, managed and self-directed individual retirement accounts, insurance, and investments.

The Company had total assets of $1.1 billion, deposits of $842.2 million, and shareholders’ equity of $117.5 million as of December 31, 2018. The Company’s headquarters are currently located in Richmond, Virginia and its telephone number is 804-325-3775. The Company’s website is www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report or any other filing the Company makes with the Securities and Exchange Commission (“SEC”).

The Bank has one wholly-owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in Infinex Investments, Inc., which provides insurance and investment products that are marketed by the Financial Group.

Through the Bank and the Financial Group, the Company provides a wide variety of financial services to its customers in its market areas. The primary products and services provided by the Bank are summarized as follows.

Loans on Real Estate The Bank’s mortgage loans on real estate comprise the largest type of its loan portfolio. The majority of the Bank’s real estate loans are mortgages on owner-occupied one-to-four family residential properties, with both fixed and adjustable interest rate terms. Residential mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Home equity lines of credit are also offered. The Bank also offers secondary market residential loan origination, whereby home mortgages are underwritten in accordance with the guidelines of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) or other secondary market purchasers. These loans are then sold into the secondary market on a loan-by-loan basis, usually directly to FNMA or other secondary market participants. The Bank retains servicing rights of these loans and earns origination and servicing fees from these transactions.

The Bank offers construction, land, and land development loans. These loans are to individuals and qualified builders and are generally for the acquisition or improvement of land and/or the construction and/or improvement of personal residences or commercial properties. Underwritten typically as a maximum 80% loan to value, funds under these loans are disbursed as construction progresses and verified by Bank inspection.

The Bank offers commercial real estate loans that are secured by income-producing or owner-occupied real estate. These mortgages are typically written at a maximum of 80% loan to value. Commercial mortgages on owner-occupied properties represent real estate loans where the business or business owner occupies the property and the primary source of repayment is the cash flows from the business occupying the property.

Commercial and Industrial Loans The Bank offers commercial and industrial loans, which are typically for the financing of equipment and/or inventory or accounts receivable. Commercial and industrial lending includes small business loans, asset based loans, and other secured and unsecured loans and lines of credit. Commercial and industrial loans may entail greater risk than residential mortgage loans, and are therefore underwritten with strict risk management standards. Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and business collateral.

Consumer Loans As part of its full range of services, the Bank’s consumer lending services include automobile and boat financing, home improvement loans, credit cards, and unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate, but generate a higher return.

Consumer Deposit Services Consumer deposit products include checking accounts, savings accounts, money market accounts, and certificates of deposit. The Bank offers numerous services to its customers, including telephone banking, online banking, mobile banking, mobile deposit, electronic statements, and identity theft protection.

Commercial Banking Services The Bank offers a variety of services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, online banking, telephone banking, remote deposit, and a full line of commercial lending options. The Bank also offers Small Business Administration loan products under the 504 Program, which provides long-term funding for commercial real estate and long-lived equipment. This allows commercial customers to obtain favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

Purchased Loans The Bank acquired three purchased consumer loan pools and a commercial loan pool as part of the Merger. From time to time, the Bank purchases whole or partial loans through various reputable institutions and participations from other banks.

COMPETITION

The financial services industry is highly competitive. The Company competes for loans, deposits, and other financial services directly with bank and nonbank institutions located within and outside its markets, credit unions, Internet-based banks and other financial technology firms, along with money market and mutual funds, brokerage houses, mortgage companies, insurance companies, and commercial entities that offer financial services products. Many of the Company’s competitors have competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer a broader scope of services, more favorable pricing, and lower operating costs. The Company believes that its personalized service, competitive pricing, and community involvement enable it to effectively compete in the communities in which it operates.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state laws. The following description briefly addresses certain provisions of federal and state laws and certain regulations, proposed regulations, and the potential effects on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions, Changes in Control. The BHCA and related regulations require, among other things, the prior approval of the Federal Reserve in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the Federal Reserve will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, any outstanding regulatory compliance issues of any institution that is a party to the transaction, the projected capital ratios and levels on a post-acquisition basis, the financial condition of each institution that is a party to the transaction and of the combined institution after the transaction, the parties’ managerial resources and risk management and governance processes and systems, the parties’ compliance with the Bank Secrecy Act and anti-money laundering requirements, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 and compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company’s acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the SEC under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

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

Under the Federal Deposit Insurance Act (“FDIA”), the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal controls and information systems, data security, loan documentation, credit underwriting, interest rate exposure, risk management, vendor management, corporate governance, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

Capital Requirements. Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements. Certain capital requirements applicable to the Bank are described below under “The Bank – Capital Requirements.” Subject to capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid by the Bank to the Company.

Limits on Dividends and Other Payments. The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company and to the payment of dividends by the Company to its shareholders. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under current regulations, prior approval from the Federal Reserve is required if cash dividends declared by the Bank in any given year exceed net income for that year plus retained net profits of the two preceding years. The payment of dividends by the Bank or the Company may be limited by other factors, such as requirements to maintain capital above regulatory guidelines. Bank regulatory agencies have the authority to prohibit the Bank and the Company from engaging in unsafe or unsound practices in conducting their respective businesses. The payment of dividends, depending on the financial condition of the Bank or the Company, could be deemed to constitute such an unsafe or unsound practice. In addition, under the current supervisory practices of the Federal Reserve, the Company should inform and consult with its regulators reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the Company’s capital structure.

Under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if after making such distributions the institution would become

“undercapitalized” (as such term is used in the statute). The Company’s non-bank subsidiary, the Financial Group, may pay dividends to the Company, subject to certain statutory restrictions.

The Company may receive fees from or pay fees to its affiliated companies for expenses incurred related to certain activities performed by or for the Company for the benefit of its affiliated companies or for its benefit. (An example of such fees would be independent audit fees.) These fees are charged to/received from each affiliated company based upon various specific allocation methods measuring the estimated usage of such services by that company. The fees are eliminated from reported financial statements in the consolidation process.

The Bank

General. The Bank is supervised and regularly examined by the Federal Reserve and the Virginia BFI. The various laws and regulations administered by the bank regulatory agencies affect corporate practices, such as the payment of dividends, incurrence of debt, and the acquisition of financial institutions and other companies. These laws and regulations also affect business practices, such as the payment of interest on deposits, the charging of interest on loans, credit policies, the types of business conducted, and the location of offices. Certain of these laws and regulations are referenced above under “The Company.”

Capital Requirements. The Federal Reserve and the other federal banking agencies have issued capital adequacy requirements applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.

Effective January 1, 2015, the Bank became subject to new capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the “Basel Committee”), and certain changes required by the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of average adjusted assets. The following additional capital requirements related to the capital conservation buffer have been phased in over a four-year period. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will be subject to constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2018 and 2017, ratios of the Bank were in excess of the fully phased-in requirements.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), on November 21, 2018, the FDIC, the Office of the Comptroller of the Currency and the Federal Reserve jointly issued a proposed rule that would permit qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.”  A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%.  This proposed rule has not been finalized and, as a result, the content and scope of any final rule, and its impact on the Bank (if any), cannot be determined at this time.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 per depositor, per insured depository institution for each account ownership category.

The Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance pricing is based on the “financial ratios method” and is based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks and set minimum assessments for lower rated institutions.

In March 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. The reserve ratio reached 1.35% during the third quarter of 2018. For the years ended December 31, 2018 and 2017, the Company recorded expense of $719 thousand and $580 thousand, respectively, for FDIC insurance premiums.

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

Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of a bank (“10% Shareholders”) are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act, relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals, and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which a bank is permitted to extend credit to executive officers.

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. The final rules to implement the Basel III regulatory capital framework also incorporated new requirements into the prompt corrective action framework.  Under the prompt corrective action requirements, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized”: a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0% and a Tier 1 leverage ratio of 5.0%.

“Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized; they cannot pay a management fee to a controlling person, if after paying the fee, it would be undercapitalized, and they cannot accept, renew, or rollover any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2018 and 2017.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act of 1977 (“CRA”). CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of the local communities they serve, including low and moderate income neighborhoods. The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting such credit needs. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank received a “satisfactory” CRA rating in its most recent examination.

Privacy Legislation. Several laws, including the Right To Financial Privacy Act, and related regulations issued by the federal bank regulatory agencies, provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice to and approval from the customer.

Bank Secrecy Act. The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program. Financial institutions are generally required to report cash transactions involving more than $10,000 to the U.S. Treasury Department. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. In May 2016, the regulations implementing the BSA were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). The Bank was required to comply with these amendments and new requirements beginning May 11, 2018.

Office of Foreign Assets Control. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals, and other foreign organizations and entities. OFAC publishes lists of prohibited parties that must be regularly consulted by the banks in the conduct of their business in order to assure compliance. The Bank is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial, and reputational consequences for the Bank.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws, and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining, and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank have total consolidated assets of $10 billion or less, the Federal Reserve oversees the application to the Bank of most consumer protection aspects of the Dodd-Frank Act and other laws and regulations.

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

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company or the Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. To date, neither the Company nor the Bank has experienced a significant compromise, significant data loss, or any material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat, and it is possible that the Company or the Bank could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by the Company and the Bank and its customers.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2018, the Company and the Bank have not been made aware of any instances of noncompliance with the final guidance.

Regulatory Reform

In May 2018, the Economic Growth Act was enacted to modify or remove certain regulatory financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as the Bank, and for large banks with assets of more than $50 billion. Among other matters, the Economic Growth Act expands the definition of qualified mortgages, which may be held by a financial institution with total consolidated assets of less than $10 billion, exempts community banks from the Volcker Rule, and includes additional regulatory relief regarding regulatory examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

In addition, the Economic Growth Act simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion, as discussed under “The Bank—Capital Requirements.”

It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to the Company and the Bank or what specific impact the Economic Growth Act and implementing rules and regulations will have on community banks.

Tax Reform

On December 22, 2017, the President of United States signed into law the Tax Cut and Jobs Act of 2017 (the “TCJA”). The legislation made key changes to the U.S. tax law, including the reduction of the maximum U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate under the TCJA, the Company revalued its ending net deferred tax asset at December 31, 2017 and recognized a $1.3 million tax expense in the Company’s consolidated statements of operations for the year ended December 31, 2017.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions but also by the policies of various regulatory authorities. In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions. These policies have a significant effect on overall growth and distribution of loans, investments, and deposits, and they affect interest rates charged on loans or paid for deposits. Federal Reserve monetary policies have had significant effects on the operating results of commercial banks, including the Bank, in the past and are expected to do so in the future. New appointments to the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or effect of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could affect the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategies, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations, or regulatory policies applicable to the Company or the Bank could have a material, adverse effect on the business, financial condition, and results of operations of the Company and the Bank.

Reporting Obligations under Securities Laws

The Company is subject to the periodic and other reporting requirements of the Exchange Act, including the filing of annual, quarterly, and other reports with the SEC. The Company provides access to its SEC filings through the “Regulatory Filings” section of the Company’s website at www.baybanks.com. The Company’s SEC filings are posted and available at no cost on its website as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Employees

At December 31, 2018, the Company employed approximately 191 people, of which 188 were considered full-time employees.

ITEM 1A: RISK FACTORS

An investment in the Company’s common stock involves certain risks, including those described below. In addition to the other information set forth in this Form 10-K, investors in the Company’s securities should carefully consider the factors discussed below. These factors, either alone or taken together, could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, capital position, and prospects. If one or more of these could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline. Unless otherwise indicated or as the context requires, all references in this Item to “we,” “us” and “our” refer to the Company and its subsidiaries as a combined entity.

We may have difficulty managing our growth in the target markets we have recently entered due to competition and our previous limited operations in these markets.

Our primary market area prior to the Merger with Virginia BanCorp was the Northern Neck and Middle Peninsula areas of Virginia and, to a lesser extent, the greater Richmond area of central Virginia. Virginia BanCorp’s primary market area was the Tri-Cities (Petersburg, Hopewell, Colonial Heights) and, to a lesser extent, the greater Richmond area. In 2018, we opened banking offices in Virginia Beach to serve the Hampton Roads region of eastern Virginia. Our future success is highly dependent on our ability to profitably operate in the greater Richmond and Hampton Roads markets, which are both relatively new markets for us.

The banking business in our markets is extremely competitive, and the level of competition may increase further. Although we have hired a number of lending and business development officers with experience in the greater Richmond and Hampton Roads markets, there can be no assurance that we will be able to successfully compete in these markets. Because of our limited participation in these markets, there may be unexpected challenges and difficulties that could adversely affect our operations.

Changes in economic and market conditions, especially in the areas in which we conduct operations, could materially and negatively affect our business.

Our business is directly impacted by economic and market conditions, legislative and regulatory changes, and changes in government monetary and fiscal policies, all of which are beyond our control. A deterioration in economic conditions, whether caused by global, national, or local concerns, especially within our target markets, could result in the following potentially material consequences: increasing loan delinquencies; increasing levels of problem assets and foreclosures; decreasing demand for products and services; decreasing low-cost or noninterest- bearing deposits; and declining values of collateral for loans, especially real estate. Changes in economic and market conditions could reduce customers’ borrowing power, confidence in financial markets, and ability to pay us. An economic downturn could result in losses that materially and adversely affect financial condition and results of our operations.

Income from our trust and wealth management subsidiary is a major source of noninterest income for us. Trust and investment services fee revenue is largely dependent on the fair market value of assets under management and on trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation. If general economic conditions deteriorate, securities markets generally decline in value, and our trust and wealth management service revenues could be negatively affected as asset values and trading volumes decrease.

We may be adversely affected by changes in market conditions.

We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, and trading account assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing us to market risk, include: fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or credit quality of issuers. Our investment securities portfolio, in particular, may be impacted by market conditions beyond our control, including changes in interest rates, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions or in current accounting principles or interpretations of these principles could affect our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio.

We have a high concentration of loans secured by real estate, and a downturn in real estate markets, in which we conduct business, could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer, and other loans. Many of these loans are secured by real estate (both residential and commercial) located in our market areas. As of December 31, 2018, we had approximately $902.3 million in total loans, of which approximately $714.0 million, or 79.1%, were secured by real estate. A major change in the real estate market, such as deterioration in the value of the underlying collateral for these loans or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could adversely affect us. If there is a decline in real estate values, especially in our markets, the collateral for our loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished, and we would be more likely to suffer losses.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2018, we had approximately $267.3 million in loans secured by commercial real estate, representing approximately 29.6% of total loans outstanding at that date. A portion of the real estate consists of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential or owner-occupied commercial real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depend on the successful development and management of properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of nonperforming loans. An increase in nonperforming loans could result in losses from these loans, either from an increase in the provision for loan losses or an increase in charge-offs, both of which could have a material adverse effect on our financial condition and results of operations.

Our banking regulators generally give commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement heightened underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as possibly higher levels of allowances for loan losses and capital levels as a result of commercial real estate lending growth and exposures, all of which could have a material adverse effect on our financial condition and results of operations.

A portion of our loan portfolio consists of construction and development loans, which are inherently higher risk.  Our ability to evaluate these loans or our borrower’s ability to effectively manage these projects could have an adverse effect on our business.

At December 31, 2018, approximately $108.8 million, or 12.1%, of our loan portfolio consisted of construction and development loans. Construction financing typically involves a higher degree of credit risk than financing improved real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction, the marketability of the property, and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to allow for the completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with real estate whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria is designed to evaluate and minimize the risks of each construction loan and advances are dependent on construction activity, there can be no guarantee that these practices will have safeguarded us against material delinquencies and losses. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans on vacant or unimproved land is generally held by the borrower for investment purposes or future use; therefore, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are more susceptible to adverse conditions in the real estate market and local economy.

A portion of our loan portfolio consists of purchased loans and participations, which may have a higher risk of loss than loans we originate.

As of December 31, 2018, our loan portfolio included $132.6 million of purchased wholesale loans and $61.4 million of loan participations. Our purchased loan portfolios include, among other things, unsecured consumer loans and loans secured by real estate both within and outside of our target markets.

In the Merger, we acquired a pool of consumer loans, which totaled $19.8 million at the time of the Merger. Subsequent to the Merger and during 2017, we purchased an additional $17.4 million of these consumer loan pools. As of December 31, 2018, we held $15.2 million of these consumer loans. These consumer loans generally experience elevated rates of charge-offs, and for the years ended December 31, 2018 and 2017, we had net charge-offs of $1.1 million and $751 thousand, respectively, related to this purchased consumer loan portfolios. Although we believe we have an appropriate level of reserves in our allowance for loan losses for these loans as of December 31, 2018, the loans could perform worse than we anticipated at the time we determined our allowance for loan losses and we could be adversely affected.

We have historically underwritten loan purchases and participations consistent with our general underwriting criteria; however, loan purchases and participations may have a higher risk of loss than loans we originate. In the case of purchased loans, we may not have a relationship or access to the borrower, and with respect to secured loans, the property securing the loans may not be located in our target markets. Any of these factors could cause us to experience a higher level of losses compared to loans that we originate.

In addition, purchased loan portfolios include loans that we have purchased from online, or marketplace lenders, including the pool of consumer loans discussed above. The FDIC has published guidance related to the operation of banks’ business relationship with marketplace lenders and other third parties in which banks are required to exercise increased oversight and ongoing monitoring and other responsibility for such third parties’ compliance with applicable regulatory guidance and requirements. As a result, we are subject to enhanced responsibility for and risk related to the business that we do with these marketplace lenders.

With respect to loan participations in which we are not the lead lender, we rely in part on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate. If our underwriting or monitoring of these participation loans is not sufficient, our nonperforming loans may increase and our loan losses may increase, which could negatively affect our financial condition and results of operations.

Our focus on lending to small to mid-sized businesses may increase our credit risk.

Most of our commercial and industrial and commercial real estate loans are made to small or middle-market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which we operate negatively affect this important customer sector, our financial condition and results of operations may be adversely affected. Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

Our credit standards and on-going credit assessment processes might not protect us from significant credit losses.

We take credit risk by virtue of making loans and extending loan commitments and letters of credit. We manage credit risk through a program of underwriting standards, the review of certain credit decisions, and an ongoing process of assessment of the quality of the credit already extended. In addition, our credit administration function employs risk management techniques intended to promptly identify problem loans. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding future undue credit risk and credit losses may occur or increase in the future, which could adversely affect our financial condition and results of operations.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a client’s audited financial statements conform with accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations, and cash flows of that client. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or other information that is not materially accurate or is misleading.

Our allowance for loan losses may not be adequate to cover actual losses, which could materially and adversely affect our operating results.

We maintain an allowance for loan losses that we believe is appropriate to provide for any potential losses in our loan portfolio. The amount of this allowance is determined by management through a periodic review and consideration of several factors, including, not limited to: (i) the quality, size, and diversity of our loan portfolio; (ii) the evaluation of nonperforming loans; (iii) historical loan loss experience; and (iv) the amount and quality of collateral, including guarantees, securing the loans.

The amount of future loan losses will be influenced by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control. As a result, these losses may exceed current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, we cannot precisely predict such losses or be certain that our allowance for loan losses will be adequate in the future. While the risk of nonpayment is inherent in banking, we could experience greater nonpayment levels than we anticipate. Further deterioration in the quality of our loan portfolio could cause our interest income to decrease and our provision for loan losses to increase further, which could adversely affect our results of operations and financial condition. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the allowance for loan losses or loans charged-off as required by these regulatory agencies could have a negative effect on our financial condition and operating results.

We rely upon independent appraisals to determine the value of the real estate that secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A significant portion of our loan portfolio consists of loans secured by real estate. We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affects the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Our nonperforming assets, which include loans past due 90 days or more and still accruing interest, nonaccrual loans, and other real estate owned (“OREO”), were $8.8 million, or 0.81% of total assets, as of December 31, 2018. Loans acquired in the Merger that were deemed purchased credit impaired loans are not reported as nonperforming loans. We do not record interest income on nonaccrual loans, which adversely affects our income. Our nonaccrual loans totaled $5.2 million as of December 31, 2018.

When we receive collateral through foreclosures and similar proceedings, we are required to mark the related assets to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increased level of nonperforming assets increases our risk profile and may affect the capital levels regulators believe are appropriate in light of such risks. We utilize various techniques such as workouts, restructurings, and loan sales to manage problem assets. Negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition could adversely affect our business, financial condition, and results of operations.

The resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans. Additionally, the resolution of problem loans and the holding of OREO requires us to incur legal and/or carrying costs, such as insurance and taxes. There can be no assurance that we will avoid increases in nonperforming loans in the future.

The amount of our other real estate owned may increase, resulting in additional OREO-related losses, and costs and expenses that will negatively affect our operations.

It is possible that the balance of OREO could increase in future years. Our level of OREO is affected by, among other things, the deterioration of the residential and commercial real estate markets and the tightening of the credit market. As the amount of OREO increases, both our losses and the costs to maintain and hold that real estate generally increase. Any additional increase in losses, maintenance, and holding costs due to OREO may have a material adverse effect on our financial condition and results of operations. Such effects may be particularly pronounced during times of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult and reduce our ultimate realization from any OREO sales. In addition, we are required to reflect the fair market value of our OREO in our financial statements. If OREO declines in value, we are required to recognize a loss in connection with continuing to hold the property. As a result, declines in the value of our OREO have a negative effect on our financial condition and results of operations.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate potentially becoming subject to environmental liabilities associated with the properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our financial condition and results of operations.

Our business is subject to interest rate risk and variations in interest rates may negatively affect financial performance.

Changes in the interest rate environment may reduce our profits. We earn profits from the differential or “spread” between the interest earned on loans, securities, and other interest-earning assets, and interest paid on deposits, borrowings, and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. Management cannot ensure that it can minimize our interest rate risk. While an increase in the general level of interest rates may increase our loan yields and net interest spread, it may adversely affect our cost of funds and the ability of certain borrowers with variable rate loans to pay the interest and principal of their obligations to us. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, and our overall profitability.

We may be required to transition from the use of the London Interbank Offered Rate (“LIBOR”) index in the future.

We have certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. It is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with borrowers or other financial arrangements may cause us to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on our results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our business and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could negatively affect our access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of an economic downturn in the markets we serve, a disruption in the financial markets, negative views and expectations about the prospects for the financial services industry, adverse regulatory action against us, and our inability to attract and retain deposits, which is critical to maintaining and growing our business.

The Company may not be able to raise capital at an acceptable price.

Maintaining appropriate capital levels is essential for the operation and growth of the Company’s business. In the future, we may need additional capital to support our business; however, we may not be able to raise additional capital when needed through the issuance of shares of our common stock, other equity or equity-related securities, or debt securities. Furthermore, even if we are able to raise additional capital when it is needed, it may be at a price that is dilutive to current shareholders in the case of equity securities, or at rates that substantially increase our borrowing costs in the case of debt securities.

The Company’s common stock has less liquidity than stocks of larger publicly-traded companies.

The Company’s common stock is currently quoted on the OTC market. Companies that are quoted on the OTC generally experience lower trading volume than companies that trade on larger exchanges. Consequently, shareholders may not be able to sell a substantial number of shares without an adverse effect on the share price. There is no assurance that a more active market for our shares will exist in the future. We cannot predict the effect, if any, of future sales of common stock or the availability of common stock will have on the market price of the common stock. Sales of substantial common shares in the market, or potential sales, could cause the price of the Company’s common stock to decline.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our operations.

We are a relationship-driven organization and currently depend heavily on the services of a number of key management personnel. These senior officers have primary contact with our customers and are extremely important in maintaining relationships with our customer base, which is a key aspect of our business strategy. The unexpected loss of key personnel could materially and adversely affect the results of our operations.

The success of our strategy depends on our ability to identify and retain individuals with experience and relationships in our markets.

In implementing our strategy, we must identify and retain experienced key management members. We expect that competition for qualified personnel will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in our target markets. Even if we identify individuals that we believe could assist in building our franchise, we may be unable to recruit these individuals. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy and costly. Our inability to identify, recruit, and retain talented personnel could limit our growth and could adversely affect our business.

We face strong competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect our business.

We encounter substantial competition from other financial institutions located in and outside our market areas. Ultimately, we may not be able to compete successfully against current and future competitors. Competitors, which offer similar banking services that we offer, include national, regional, and community banks. We also face competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations and mortgage companies, as well as less traditional sources such as marketplace lenders and financial technology firms. Increased competition may result in reduced business for us.

Additionally, banks and other financial institutions with larger capitalization have larger lending limits and are thereby able to serve the credit needs of larger customers. Many of these institutions also have greater resources than us to invest and develop products to attract and retain customers. Many of our non-bank competitors are not subject to the same regulations that govern us and may be able to offer more attractive pricing. Areas of competition include interest rates offered for loans and deposits, terms offered for loans and deposits, and the range and quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue to grow loans and deposits and our financial condition and results of operations may be adversely affected.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. The activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and are expected to continue to grow. In addition, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, digital wallets, or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of deposits and the related income generated from those deposits. If we are unable to address the competitive pressures that we face from disintermediaries, we could lose market share, which could result in reduced profitability. The loss of these revenue streams and the higher cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking, and tele-banking. Industry-changing, technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products, and manage accounts. Our ability to compete successfully in our market may depend on the extent to which we are able to exploit such technological changes and address the needs of our customers. We could be required to make substantial capital expenditures to modify or adapt existing products and services, or develop new products and services, which can entail significant time, resources, and additional risk, and which ultimately may not be successful. If we are not able to adequately invest in such technologies, or properly or timely anticipate or implement such technologies, our business could be adversely affected.

Our exposure to operational, technological, and organizational risk may adversely affect us.

We are exposed to many types of operational risks, including reputational, legal, and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or telecommunications systems.

Reputational risk, or the risk to our earnings and capital from negative public opinion, could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, the occurrence of any of the events or instances mentioned below, or from actions taken by government regulators or community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry in general.

Further, if any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of the impact of natural disasters, terrorism, and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others. Certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Disruptions of our operating systems arising from events wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages) may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as are we) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers or employees to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers or employees, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

If any of the foregoing risks materialize, it could have a material adverse effect on our business, financial condition, and results of operations.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording, and monitoring transactions, online banking interfaces and services, internet connections, and network access. While we have selected these third-party vendors carefully and have agreements that provide us some protection, we do not control their actions. Any problem caused by these third parties, including poor performance of services, failure to provide services, disruptions in communication services provided by a vendor, and failure to handle current or higher volumes could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also negatively affect our operations. Replacing these third-party vendors could create significant delay and greater expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct business. In addition, in the ordinary course of business we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees, in systems and on networks. While we have policies and procedures designed to protect our networks, computers and data from failure, interruption, damage, or unauthorized access, there can be no assurance that a breach will not occur or, if it does, that it will be adequately addressed. The occurrence of any failure, interruption, damage, or security breach of our communications and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability, and/or significant costs, any of which could adversely affect our business and result of operations.

We operate in a highly regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect customers, depositors, consumers, deposit insurance funds, and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, required capital levels, and financial condition. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

The Dodd-Frank Act substantially changed the regulation of the financial services industry and it could have a material adverse effect on our financial condition and results of operations.

The Dodd-Frank Act, which provides wide-ranging changes in the way banks and financial services firms generally are regulated and has affected the way our company and our customers and counterparties do business with each other. Among other things, it required increased capital and regulatory oversight for banks and their holding companies, changed the deposit insurance assessment system, changed responsibilities among regulators, established the new CFPB, and made various changes in the securities laws and corporate governance that affect public companies, including us. Many of the provisions of the Dodd-Frank Act have not been fully implemented and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. We are continuing to evaluate the full effect of the Dodd-Frank Act, which could impose significant additional costs on us, limit the products we offer, limit our ability to pursue business opportunities in an efficient manner, affect the values of assets that we hold, significantly reduce our revenues, or otherwise materially and adversely affect our business, financial condition, or results of operations. The Dodd-Frank Act has increased our operating and compliance costs in the short term; however, the ultimate effect of the final rules on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative earnings effect of certain provisions.

We are subject to more stringent capital and liquidity requirements, the short-term and long-term effect of which is uncertain.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which we must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected.

In determining the adequacy of its capital levels, the Bank uses risk-based capital ratios established by regulations. Effective January 1, 2015, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency adopted regulatory capital reforms from the Basel Committee and certain changes required by the Dodd-Frank Act (which we refer to as the “Basel III Rules”), which established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The Basel III Rules increased capital ratios for all banking organizations and introduced a “capital conservation buffer,” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary bonuses to executive officers. The conservation buffer began to be phased in beginning in 2016 and takes full effect on January 1, 2019.

While the recently passed Economic Growth Act requires that federal banking regulators establish a simplified leverage capital framework for smaller banks, the application of these more stringent capital rules will require us to maintain higher regulatory capital levels, which could affect our business and ability to grow.

Our ability to pay dividends is limited, and we may be unable to pay future dividends.

Our ability to pay dividends to our shareholders is limited by regulatory restrictions and our need to maintain sufficient capital levels. The ability of the Bank to pay dividends to the Company also is limited by the Bank’s obligations to maintain sufficient capital, earnings, liquidity, and by other general restrictions on its dividends under federal and state bank regulatory requirements. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. If we do not satisfy these regulatory requirements or arrangements, we will be unable to pay dividends on our common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain capital and therefore not pay dividends in the future.

If we fail to pay interest on or otherwise default on our subordinated notes, we will be prohibited from paying dividends or distributions on our common stock.

As of December 31, 2018, we had $7.0 million of subordinated notes outstanding. The agreements under which the subordinated notes were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest on the notes or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency, or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes, we would be prohibited from paying any dividends or making any other distributions to our shareholders or from redeeming or repurchasing any of our common stock, which could have a material adverse effect on the market value of our common stock.

Changes in the federal, state, or local tax laws may negatively affect our financial performance.

Changes in tax law could increase our effective tax rates. Such changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The TCJA of 2017 reduced the maximum federal corporate income tax rate from 35% to 21% beginning in 2018, which has a favorable effect on our earnings and capital. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which could partially offset the anticipated increase in net earnings from the lower tax rate. In addition, as a result of the lower corporate tax rate, we revalued our ending net deferred tax assets at December 31, 2017 and recognized $1.3 million of income tax expense in our consolidated statement of operations for the year ended December 31, 2017. Similarly, our customers are likely to experience varying effects from both the individual and business tax provisions of the TCJA and such effects, whether positive or negative, may have a corresponding effect on our business and the economy as a whole. Future changes in tax laws, both federal, state, and local could adversely affect our earnings and capital levels.

Our governing documents and Virginia law contain anti-takeover provisions that could negatively affect our shareholders.

Our articles of incorporation and bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of our board of directors to deal with attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences, and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of our common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could adversely affect the market price of our common stock.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In Item 9A, Controls and Procedures, of the 2017 Form 10-K, we disclosed material weaknesses in internal controls over financial reporting. The material weaknesses related to the failure to meet two Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) criteria (COSO principle number 2 and COSO principle number 4); a lack of sufficient controls around the financial reporting process that allowed for the timely release of financial statements; the lack of sufficient internal controls around the preparation of the tax calculation; and poor internal controls in our calculation of the allowance for loan losses and accurate fair value reporting of the acquisition of loans pertaining to a pool of purchased consumer term loans. As of December 31, 2018, we have remediated these deficiencies as further discussed in Item 9A of this Form 10-K. Although we have remediated those weaknesses in internal controls over financial reporting identified for 2017, we cannot assume we would not identify these or different weaknesses in future years.

Compliance with the requirements of Section 404 is expensive, time-consuming, and includes the requirement of an independent opinion of the effectiveness of our internal control over financial reporting. Our inability to maintain operating effectiveness of the internal controls over financial reporting, including the costs of remediation efforts relating to the weaknesses, could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition, or results of operations. In addition, any failure to remediate and maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, subject us to regulatory scrutiny, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.

Changes in accounting standards could affect reported earnings.

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially affect how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“CECL”). Under this ASU, the current incurred loss credit impairment methodology, which we currently employ for determining our allowance for loan losses (“ALL”), will be replaced with the CECL model, a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU is effective for fiscal years beginning after December 15, 2019. To implement the new standard, we will incur costs related to data collection and documentation, technology, and training. For additional information, see Part II, Item 8 – Financial Statements and Supplementary Data, including the Notes thereto. Although we are currently unable to reasonably estimate the impact of the new standard on our financial statements, adoption of the new standard could necessitate, among other things, higher loan loss reserve levels; we expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses during the quarter in which the standard becomes effective. If we are required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect our capital levels, financial condition, and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant affect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The fact that we operate in markets that are geographically close in proximity may make us more vulnerable to such events. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully implement and manage our growth strategy, our financial condition and results of operations may be adversely affected.

We may not be able to successfully implement our growth strategy, if we are unable to identify attractive markets, locations, or opportunities to expand in the future. In addition, the ability to manage growth successfully depends on maintaining adequate capital levels, cost controls, asset quality, and deposits and successfully integrating any acquired branch offices or banks, if our growth is from acquisitions.

In implementing our growth strategy, we may open new branches or acquire branches or banks. In the case of opening new branches, we must absorb additional expenses, while we begin to generate new deposits; there is also time lag in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Our plans to expand could depress earnings in the short run, even if we efficiently execute a strategy leading to long-term financial benefits. We cannot assure that any integration efforts relating to our growth strategy will be successful.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2: PROPERTIES

The Company or its subsidiaries, owns or leases buildings and office space used in the normal course of business. The headquarters of the Company and the Bank are located at 1801 Bayberry Court, Suite 101, Richmond, Virginia, in a space leased by the Bank. The Financial Group headquarters is located at 100 South Main Street, Kilmarnock, Virginia, in a building owned by the Bank.

Unless otherwise noted, the properties listed below are owned or leased by the Company and its subsidiaries as of December 31, 2018.

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
4935 Richmond Road, Warsaw, Virginia
15648 Kings Highway, Montross, Virginia
18 Sandy Street, Callao, Virginia
15104 Northumberland Highway, Burgess, Virginia
680 McKinney Boulevard, Colonial Beach, Virginia
11450 Robious Road, Richmond, Virginia
10880 General Puller Highway, Suite R, Hartfield, Virginia (leased)
5711 Patterson Avenue, Richmond, Virginia (leased)
1801 Bayberry Court, Suites 101, 103 & 104, Richmond, Virginia (leased) 300 32nd Street, Suites 101 & 104, Virginia Beach, Virginia (leased) 1129 Gaskins Road, Suite 202, Richmond (leased)

ITEM 3: LEGAL PROCEEDINGS

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group’s OTCQB tier under the symbol “BAYK.” There were 13,199,934 shares of the Company’s common stock outstanding at the close of business on March 1, 2019, which were held by approximately 724 shareholders of record.

A discussion of certain restrictions and limitations on the ability of the Bank to pay dividends to the Company, and the ability of the Company to pay dividends to shareholders of its common stock, is set forth in Part I, Item 1, Business, of this Form 10-K under the heading “Supervision and Regulation.”

The dividend type, amount, and timing are established by the Company’s board of directors. In making its decisions regarding the payment of dividends on the Company’s common stock, the board of directors considers operating results, financial condition, capital adequacy, regulatory requirements, shareholder return, and other factors.

ITEM 6: SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Operations:
Net interest income	$33,578	$27,699	$14,411	$13,219	$11,935
Provision for loan losses	1,351	4,934	287	1,597	611
Noninterest income	4,303	3,684	4,610	3,359	3,681
Noninterest expense	32,119	26,924	15,233	14,802	12,618
Tax expense (benefit)	533	797	966	(187)	557
Net income (loss)	$3,878	$(1,272)	$2,535	$366	$1,830
Share Data:
Basic income (loss) per share	$0.30	$(0.14)	$0.53	$0.08	$0.38
Diluted income (loss) per share	0.30	(0.14)	0.53	0.08	0.38
Cash dividends per common share	—	0.12	—	—	—
Book value per share	8.90	8.68	8.73	8.29	8.22
Weighted average common shares:
Basic	13,057,537	9,399,223	4,774,856	4,791,722	4,818,377
Diluted	13,122,136	9,399,223	4,799,946	4,805,318	4,829,581
Balance Sheet:
Assets	$1,080,617	$970,556	$486,710	$456,296	$390,486
Average assets	999,895	763,443	464,011	416,872	343,838
Loans, net of allowance	894,191	758,726	381,537	343,323	295,242
Allowance for loan losses	7,902	7,770	3,863	4,223	3,205
Deposits	842,192	761,846	381,718	359,858	307,585
Total liabilities	963,141	856,002	445,005	416,727	351,248
Total stockholders’ equity	117,476	114,554	41,705	39,569	39,238
Average shareholders' equity	115,468	80,503	40,974	39,740	38,418
Total equity to assets ratio	10.87%	11.80%	8.56%	8.67%	10.05%
Profitability Measures:
Return on average assets (1)	0.39%	(0.17%)	0.55%	0.09%	0.53%
Return on average equity (2)	3.36%	(1.58%)	6.19%	0.92%	4.76%
Net interest margin (3)	3.61%	3.98%	3.40%	3.48%	3.85%
Yield on interest-earning assets (4)	4.70%	4.83%	4.22%	4.26%	4.54%
Cost of funds (5)	1.17%	0.91%	0.84%	0.81%	0.72%
Asset Quality:
Nonperforming assets to total assets	0.81%	1.12%	1.60%	1.82%	1.22%
Net charge-offs to average loans	0.15%	0.17%	0.17%	0.18%	0.12%
Allowance for loan losses to gross loans	0.88%	1.01%	1.00%	1.22%	1.07%

(1)	Return on average assets is net income divided by average total assets.
(2)	Return on average equity is net income divided by average shareholders’ equity.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Yield on interest-earning assets is income on interest-earning assets on a taxable-equivalent basis divided by average interest-earning assets.
(5)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of Bay Banks of Virginia, Inc. and its subsidiaries. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, in this Form 10-K.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; the adequacy of the Company’s allowance for loan losses; demand for loan products; deposit flows; competition; difficulty managing growth; demand for financial services in the Company’s market area; operational risks; the Company’s ability to maintain effective systems of internal and disclosure controls; accounting principles, policies and guidelines, and the other factors detailed in Item 1A, Risk Factors, in this Form 10-K and in the Company’s other documents publicly filed with the SEC. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

OVERVIEW

Bay Banks of Virginia, Inc. is the holding company for Virginia Commonwealth Bank, formerly known as Bank of Lancaster, for VCB Financial Group, Inc., formerly known as Bay Trust Company, and for Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc., the Bank, the Financial Group, and Steptoes Holdings.

The Bank is a state-chartered bank, headquartered in Richmond, Virginia, and a member of the Federal Reserve System. The Bank has 19 banking offices, including one loan production office, located throughout the Northern Neck and Middle Peninsula areas of Virginia, the greater Richmond area of central Virginia, and Suffolk and Virginia Beach in the Hampton Roads area of eastern Virginia. The Bank offers a wide range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest-bearing. The majority of the Bank’s loan portfolio is secured by real estate.

The Financial Group provides management services for personal and corporate trusts, including estate planning, estate settlement, and trust administration, and investment and wealth management services from its Richmond and Kilmarnock, Virginia offices. Products and services include revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment planning, brokerage services, investment managed accounts, and managed, as well as self-directed, individual retirement accounts.

On April 1, 2017, the Company and Virginia BanCorp completed a merger pursuant to which the Company acquired approximately $329.1 million in assets, including $266.1 million of loans, and assumed approximately $294.5 million in liabilities as of April 1, 2017. Merger-related costs incurred by the Company were $363 thousand and $2.0 million for the years ended December 31, 2018 and 2017, respectively.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance GAAP. The financial information contained within the Company’s financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgments. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or settling a liability. For example, historical loss factors are one factor in determining the inherent loss that may be present in the Company’s loan portfolio. Actual losses could differ significantly from the historical factors used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of transactions would be the same, the timing of recording those events that would affect those transactions could change.

We consider an accounting policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates could reasonably have been used in the current period or changes in the accounting estimate that are reasonably likely to occur from period to period would have a material effect on our financial statements.

For the years ended December 31, 2018 and 2017, we consider the following to be critical accounting policies: (1) accounting for the ALL, (2) accounting for loans, including loans acquired in a business combination, (3) accounting for business combinations, (4) accounting for OREO, (5) accounting for income taxes, including deferred income taxes, and (5) accounting for goodwill and other intangible assets.

Our significant accounting policies, including those accounting policies we deemed critical, are discussed further in Part II, Item 8 – Financial Statements and Supplementary Data, including the Notes thereto.

INDUSTRY CONDITIONS AND OUTLOOK

The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for January 2019 was reported at 4.0%, a 0.1% decline from 4.1% in January 2018.  The unemployment rate in Virginia, which includes the Company’s target markets, was 2.8% in December 2018, the lowest unemployment rate since April 2001, and a decline of 0.6% from 3.4% in December 2017. According to the Fifth District of the Federal Reserve Bank (the “Fifth District”), Virginia’s 1-year employment industry sector growth for the year ended December 31, 2018 included positive expansion in all industry sectors with the exception of information technology and government. With regard to local banking conditions, the Federal Reserve Bank of Richmond noted in the Federal Reserve’s January 16, 2019 Beige Book, Summary of Commentary on Current Economic Conditions, “loan demand grew modestly in recent weeks as gains in commercial lending drove the overall increase…deposits rose moderately, on balance, in recent weeks [and] credit quality and credit standards remained strong throughout the [Fifth] District.”

The Federal Open Market Committee (the "FOMC") stated in a January 30, 2019 press release that the labor market has continued to strengthen and that economic activity has continued to expand at a “solid rate”. The FOMC indicated that job gains “have been strong, on average, in recent months, the [national] unemployment rate has remained low, [and] household spending has continued to grow strongly, while growth of business fixed investment has moderated from its rapid pace earlier last year [2018]”. The FOMC also stated that “on a 12-month basis, both overall inflation and inflation for items other than food and energy remain near 2 percent.”  The FOMC maintained its view that the current 2-1/4% to 2-1/2% target range for the Federal Funds Rate remained appropriate and the FOMC “continues to view sustained expansion of economic activity, strong labor market conditions, and inflation near the [FOMC’s] symmetric 2 percent [inflation] objective as the most likely outcomes.

GENERAL

The financial information for the years ended December 31, 2018 and December 31, 2017 presented herein reflects the combined operations of the Company since the effective date of the Merger, April 1, 2017.

All dollar amounts included in the tables of this discussion are in thousands, except per share data, unless otherwise stated.

The principal source of earnings for the Company is net interest income. Net interest income is the amount by which interest income exceeds interest expense. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Changes in the volume and/or mix of interest-earning assets and interest-bearing liabilities, the associated yields and costs, the level of noninterest-bearing deposits, and the volume of nonperforming assets have an effect on net interest income, net interest margin, and net income.

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary provides information about the major components of our financial condition, results of operations, liquidity, and capital resources for the years ended December 31, 2018 and 2017. This discussion and analysis should be read in conjunction with the Part II, Item 8 – Financial Statements and Supplementary Data, including the Notes thereto.

•

Net income for the year ended December 31, 2018 was $3.9 million compared to a net loss of $1.3 million for the year ended December 31, 2017, an increase of $5.2 million. Diluted earnings (loss) per share was $0.30 for the year ended December 31, 2018 compared to ($0.14) for the year ended December 31, 2017.

•

Income before income taxes was $4.4 million for the year ended December 31, 2018 compared to a loss of $475 thousand for the year ended December 31, 2017, an increase of $4.9 million. Income before income taxes included $363 thousand and $2.0 million of Merger-related costs for the years ended December 31, 2018 and 2017, respectively.

•

Return on average assets increased to 0.39% for the year ended December 31, 2018 from (0.17)% for the comparable 2017 period. Return on average assets is calculated as net income divided by average assets.

•

Return on average equity increased to 3.36% for the year ended December 31, 2018 from (1.58)% for the comparable 2017 period. Return on average equity is calculated as net income divided by average shareholders’ equity.

•	Total assets increased $110.1 million to $1.08 billion as of December 31, 2018 from $970.6 million as of December 31, 2017.
•

Loans, net of allowance for loan losses, increased by $135.5 million, or 17.9%, to $894.2 million as of December 31, 2018 from $758.7 million as of December 31, 2017. Excluding the pay down in 2018 of approximately $67.0 million of purchased portfolio loans, including those acquired in the Merger, net annual loan growth was approximately $202.5 million, or 27%.

•	Total deposits increased by $80.4 million, or 10.6%, to $842.2 million as of December 31, 2018 from $761.8 million as of December 31, 2017.
•	Asset quality improved during 2018 with the ratio of nonperforming assets to total assets declining to 0.81% as of December 31, 2018 compared to 1.12% as of December 31, 2017.
•

Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks as of December 31, 2018 with a total capital ratio and tier 1 leverage ratio of 11.68% and 9.42%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents average interest-earning assets and interest-bearing liabilities, tax-equivalent yields on such assets and rates (costs) paid on such liabilities, net interest margin, and net interest spread, as of and for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	As of and For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST-EARNING ASSETS:
Taxable securities	$64,098	$1,961	3.06%	$49,022	$1,399	2.85%	$32,030	$904	2.82%
Tax-exempt securities (1)	19,109	601	3.15%	18,466	640	3.47%	21,611	752	3.48%
Total securities	83,207	2,562	3.08%	67,488	2,039	3.02%	53,641	1,656	3.09%
Gross loans (2)(3)	817,896	40,752	4.98%	601,469	31,330	5.21%	357,791	16,388	4.58%
Interest-earning deposits and federal funds sold	30,292	544	1.80%	29,391	474	1.61%	14,317	65	0.45%
Certificates of deposit	3,133	70	2.23%	3,720	74	1.99%	5,108	83	1.62%
Total interest-earning assets	934,528	$43,928	4.70%	702,068	$33,917	4.83%	430,857	$18,192	4.22%
Noninterest-earning assets	65,367			61,375			33,154
Total average assets	$999,895			$763,443			$464,011
INTEREST-BEARING LIABILITIES:
Savings deposits	$62,009	$184	0.30%	$53,193	$130	0.24%	$42,918	$90	0.21%
Demand deposits	80,094	157	0.20%	76,558	142	0.19%	41,752	75	0.18%
Time deposits (4)	367,629	5,723	1.56%	247,839	3,408	1.38%	128,907	1,770	1.37%
Money market deposits	173,183	1,928	1.11%	116,419	833	0.71%	86,955	627	0.72%
Total deposits	682,915	7,992	1.17%	494,009	4,513	0.91%	300,532	2,562	0.85%
Federal funds purchased	—	—	0.00%	1,158	11	0.95%	232	2	1.06%
Securities sold under repurchase agreements	6,174	13	0.21%	13,904	15	0.11%	9,299	15	0.16%
Subordinated notes and ESOP debt	7,984	513	6.43%	7,427	482	6.48%	6,852	472	6.88%
FHLB advances	71,753	1,707	2.38%	52,500	980	1.87%	30,869	474	1.54%
Total interest-bearing liabilities	768,826	$10,225	1.33%	568,998	$6,001	1.05%	347,784	$3,525	1.01%
Noninterest-bearing deposits	107,237			89,037			71,725
Other noninterest-bearing liabilities	8,364			24,905			3,528
Total average liabilities	884,427			682,940			423,037
Average shareholders' equity	115,468			80,503			40,974
Total average liabilities and shareholders' equity	$999,895			$763,443			$464,011
Net interest income and net interest margin (5)		$33,703	3.61%		$27,916	3.98%		$14,667	3.40%
Total cost of funds (6)			1.17%			0.91%			0.84%
Net interest spread (7)			3.37%			3.78%			3.21%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21% for the 2018 period and 34% for the 2017 and 2016 periods.
(2)	Includes deferred loan fees/costs and nonaccrual loans.

(3)	Includes accretion of fair value adjustments (discounts) on acquired loans of $1,759 thousand and $1,907 thousand for the years ended December 31, 2018 and 2017, respectively.
(4)	Includes amortization of fair value adjustments on acquired time deposits of $187 thousand and $308 thousand for the years ended December 31, 2018 and 2017, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(7)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.

The following table presents the volume and rate analysis of changes in net interest income for the periods presented.

	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
INTEREST-EARNING ASSETS:
Taxable securities	$430	$132	$562	$478	$17	$495
Tax-exempt securities (2)	22	(61)	(39)	(110)	(2)	(112)
Gross loans (3)	11,273	(1,851)	9,422	11,159	3,783	14,942
Interest-earning deposits and federal funds sold	15	55	70	(23)	14	(9)
Certificates of deposit	(12)	8	(4)	68	341	409
Total interest-earning assets	$11,728	$(1,717)	$10,011	$11,572	$4,153	$15,725
INTEREST-BEARING LIABILITIES:
Savings deposits	$22	$32	$54	$22	$18	$40
Demand deposits	7	8	15	63	4	67
Time deposits (4)	1,647	668	2,315	1,628	10	1,638
Money market deposits	406	689	1,095	212	(6)	206
Federal funds purchased	(11)	—	(11)	10	(1)	9
Securities sold under repurchase agreements	(8)	6	(2)	7	(7)	—
Subordinated notes and ESOP debt	36	(4)	32	39	(29)	10
FHLB advances	359	368	727	334	172	506
Total interest-bearing liabilities	$2,458	$1,767	$4,225	$2,315	$161	$2,476
Change in net interest income	$9,270	$(3,484)	$5,786	$9,257	$3,992	$13,249

(1)	Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21% for the 2018 period and 34% for the 2017 and 2016 periods.
(3)	Includes accretion of fair value adjustments (discounts) on acquired loans of $1,759 thousand and $1,907 thousand for the year ended December 31, 2018 and 2017, respectively.
(4)	Includes amortization of fair value adjustments on acquired time deposits of $187 thousand and $308 thousand for the year ended December 31, 2018 and 2017, respectively.

Interest income, on a taxable-equivalent basis, for the year ended December 31, 2018 was $43.9 million, an increase of $10.0 million from 2017, primarily driven by higher average interest-earning assets of $934.4 million in the 2018 period compared to $702.1 million in the 2017 period, an increase of $232.5 million. This increase in average interest-earning assets was primarily attributable to organic loan growth and interest-earning assets acquired in the Merger on April 1, 2017. Partially offsetting the increase in interest income in 2018 compared to the year of 2017 due to higher average balances were lower yields on loans, partially due to lower accretion of discounts on acquired loans (discussed below) of $1.8 million in the 2018 period compared to $1.9 million in the 2017 period. Yields on average interest-earning assets in 2017 were favorably affected by higher accretion, higher average balances of higher yielding consumer loans, and higher fee income, some of which was to align policies for recording certain fees as a result of the Merger.

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

Interest expense for the year ended December 31, 2018 was $10.2 million, an increase of $4.2 million from 2017, primarily driven by higher average interest-bearing liabilities of $768.8 million in the 2018 period compared to $569.0 million in the 2017 period, an increase of $199.8 million. This increase in average interest-bearing liabilities was primarily attributable to organic deposit growth (primarily time and money market deposits) and liabilities assumed in the Merger on April 1, 2017. Also contributing to the increase in interest expense in 2018 compared to 2017 were higher rates paid on higher average balances of deposits (1.17% and 0.91% for the 2018 and 2017, respectively) due to heightened competition for deposits in the Company’s existing markets, due to the Company’s expansion into the Hampton Roads market, and due to the higher interest rate environment in general. In addition, higher rates were paid on Federal Home Loan Bank of Atlanta (“FHLB”) advances (2.38% and 1.87% for 2018 and 2017, respectively) due to the increasing interest rate environment. Finally, the year ended December 31, 2018 included a benefit to interest expense of $187 thousand compared to a benefit of $308 thousand for the year ended December 31, 2017, attributable to amortization of a fair value adjustment recorded on acquired time deposits (discussed below).

A time deposit (certificate of deposit) fair value adjustment was recorded as of the Merger effective date, which represents a premium over the value of the contractual repayments of fixed-maturity deposits using prevailing market interest rates for similar term deposits. The resulting fair value adjustment is being amortized into interest expense on a level-yield basis over the weighted average remaining life of the acquired time deposit portfolio.

Due to the changes in interest income and interest expense discussed above, net interest income for the year ended December 31, 2018, on a taxable-equivalent basis, was $33.7 million, an increase of $5.8 million from the year ended December 31, 2017.

The decrease in net interest margin to 3.61% for 2018 compared to 3.98% for 2017 was primarily attributable to higher funding costs, lower accretion of discounts on acquired loans, and lower yields on loans. Management believes the Company’s net interest margin will continue to experience compression due to declining levels of accretion, and competition and higher interest rates in general driving higher costs for new deposits and the re-pricing of existing interest-bearing deposits. Additionally, management believes higher yields on new loans and adjustments to existing variable-rate loans will partially offset higher deposit costs.

The following table presents our net interest margin, the effect of acquisition accounting adjustments (accretion of acquired loan discounts and amortization of acquired time deposits) on net interest margin, and net interest margin excluding acquisition accounting adjustments for the periods stated.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net interest margin	3.61%	3.98%	3.40%
Acquisition accounting adjustments effect (1)	0.21%	0.32%	0.00%
Net interest margin excluding the effect of acquisition accounting adjustments	3.40%	3.66%	3.40%

(1)

Acquisition accounting adjustments for the year ended December 31, 2018 include accretion of discounts on acquired loans of $1.8 million and amortization of premium on acquired time deposits of $187 thousand. Acquisition accounting adjustments for the year ended December 31, 2017 include accretion of discounts on acquired loans and amortization of premium on acquired time deposits of $1.9 million and $308 thousand, respectively. There were no acquisition accounting adjustments for the year ended December 31, 2016.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $1.4 million for the year ended December 31, 2018, while provision for loan losses for the year ended December 31, 2017 was $4.9 million. Provision for loan losses in 2018 was primarily attributable to an increase of approximately $135.6 million of gross loans in the year, while the provision in 2017 includes reserves for a select portfolio of consumer loans. The provision for loan losses for 2018 included a benefit of $580 thousand to correct for an overstatement recorded in the Company’s year-end 2017 allowance for loan losses for acquired loans, as reported in the Company’s Forms 10-Q for the second and third quarters of 2018.

NONINTEREST INCOME

The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented. Noninterest income for the year ended December 31, 2017 included the operations of Virginia BanCorp since the effective date of the Merger.

	For the Year Ended
	December 31, 2018	December 31, 2017	$ Change	% Change
Income from fiduciary activities	$710	$904	$(194)	-21.5%
Service charges and fees on deposit accounts	768	900	(132)	-14.7%
Wealth management	842	370	472	127.6%
Interchange fees, net	339	230	109	47.4%
Other service charges and fees	116	145	(29)	-20.0%
Secondary market sales and servicing	659	469	190	40.5%
Increase in cash surrender value of bank owned life insurance	497	473	24	5.1%
Net gains on sale of available-for-sale securities	—	2	(2)	-100.0%
Net losses on disposition of other assets	(7)	(220)	213	-96.8%
Gain on curtailment of post-retirement benefit plan	352	—	352	100.0%
(Loss) gain on rabbi trust assets	(138)	180	(318)	-176.7%
Other	165	54	111	205.6%
Total noninterest income	$4,303	$3,507	$796	22.7%

Noninterest income for the year ended December 31, 2018 included a gain of $352 thousand on the curtailment of the Company’s post-retirement benefit plan effective March 1, 2018. The $194 thousand decline in income from fiduciary activities for the year ended December 31, 2018 compared to the same period of 2017 was primarily attributable to the fee structure as the trust business moved to an outsourced model in 2018. The $132 thousand year-over-year decline in service charges and fees on deposit accounts was primarily attributable to lower fee income collected in the first half of 2018 due to the core operating system conversion (as a result of the Merger), which was initiated in the fourth quarter of 2017. Wealth management income increased by $472 thousand in the 2018 period compared to the 2017 period due to higher commissions earned by the Financial Group on higher balances of assets under management. Additionally, secondary market lending income increased $190 thousand in the 2018 period compared to the 2017 period due to higher sales volume of originated residential mortgages sold to governmental agencies and other secondary market buyers. The year ended December 31, 2017 included a $220 thousand net loss on the disposition of other assets, which were primarily fixed assets disposed of attributable to the Merger. The $318 thousand change in rabbi trust assets year-over-year is attributable to a net decline in the fair market value of investments held by the rabbi trust for the benefit of participants in the Company’s deferred compensation plan. The loss in 2018, however, is offset by the same amount recorded as a benefit in salaries and employee benefits in noninterest expense.

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense and the dollar and percentage change for the periods presented. Noninterest expense for the year ended December 31, 2017 included the operations of Virginia BanCorp from the effective date of the Merger.

	For the Year Ended
	December 31, 2018	December 31, 2017	$ Change	% Change
Salaries and employee benefits	$16,233	$13,403	$2,830	21.1%
Occupancy	3,682	2,735	947	34.6%
Data processing	2,531	1,258	1,273	101.2%
Bank franchise tax	726	533	193	36.2%
Telecommunications	512	308	204	66.2%
FDIC assessments	719	580	139	24.0%
Foreclosed property	175	147	28	19.0%
Consulting	1,098	665	433	65.1%
Advertising and marketing	439	664	(225)	-33.9%
Directors’ fees	561	444	117	26.4%
Audit and accounting	1,129	746	383	51.3%
Legal	500	128	372	290.6%
Merger-related	363	1,976	(1,613)	-81.6%
Core deposit intangible amortization	798	679	119	100.0%
Net other real estate owned (gains) losses	(107)	221	(328)	-148.4%
Other	2,760	2,260	500	22.1%
Total noninterest expense	$32,119	$26,747	$5,372	20.1%

Higher noninterest expenses in 2018 were primarily due to higher personnel costs (greater number of employees) and higher occupancy, data processing, consulting, audit and accounting, and legal fees, due to various regulatory and corporate activities in the 2018 period. Expenses incurred in 2018 that related to the succession of the Company’s Chief Financial Officer and the completion of the Company’s 2017 year-end reporting were approximately $1.2 million. Expenses associated with these items are primarily recorded in consulting, audit and accounting, and legal. Salaries and employee benefits expense for the year ended December 31, 2018 included $483 thousand of expenses incurred in connection with the Company’s previously announced early retirement program. The year ended December 31, 2018 also included $363 thousand of Merger-related expenses incurred in connection with the Merger compared to $2.0 million for the same period of 2017.

INCOME TAXES

The table below presents income tax expense and the effective income tax rate for the periods presented.

	For the Year Ended
	December 31, 2018	December 31, 2017
Income tax expense	$533	$797
Effective tax rate	12.1%	(167.7%)

Income tax expense and the effective tax rate for the year ended December 31, 2018 was positively affected by higher than estimated income tax deductions reported in the Company’s 2017 federal income tax return at the higher 2017 statutory income tax rate (34%). Income tax expense and the effective tax rate for the year ended December 31, 2017 reflected $1.3 million of tax expense due to the revaluation of the Company’s net deferred tax asset upon the enactment of the TCJA. The TCJA reduced the Company’s statutory income tax rate from 34% to 21% effective January 1, 2018.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and cash equivalents are used for daily cash management purposes, short-term interest earning opportunities, and liquidity. Cash and cash equivalents were $26.7 million and $51.4 million as of December 31, 2018 and December 31, 2017, respectively.

SECURITIES

Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging as collateral, earnings, and asset-liability management purposes. Prior to purchasing a new security, we perform an extensive due diligence analysis, and we review our available-for-sale securities portfolio periodically for performance and for possible other-than-temporary impairment. As of December 31, 2018, the Company determined that no other-than-temporary impairment existed in the available-for-sale securities portfolio and the unrealized loss position of $1.3 million (net of a deferred tax benefit of $333 thousand) was related only to interest rate movements and not the credit quality of the issuers.

The increase in fair value of $5.1 million since year-end 2017 in the available-for-sale securities portfolio was primarily attributable to $11.2 million of purchases, partially offset by principal amortization, and maturities and calls, partially offset by an increase in unrealized losses of $966 thousand, primarily due to an increasing interest rate environment.

As of December 31, 2018 and 2017, available-for-sale securities represented 7.6% and 7.9% of total assets, respectively.

The following tables present information about our available-for-sale securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected payments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis, applying a tax rate of 21% for the 2018 period and 34% for the 2017 and 2016 periods.

	December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$51,126	$49,882	6.09	2.28%
State and municipal obligations	20,484	20,217	6.25	3.15%
Corporate bonds	12,194	12,133	5.21	5.62%
Total available-for-sale securities	83,804	82,232	5.85	2.87%
Restricted securities	7,600	7,600	n/a	5.75%
Total securities	$91,404	$89,832		3.08%

	December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$49,964	$49,283	5.76	1.76%
State and municipal obligations	21,113	21,153	5.45	3.47%
Corporate bonds	6,696	6,717	5.16	6.41%
Total available-for-sale securities	77,773	77,153	5.46	2.79%
Restricted securities	5,787	5,787	n/a	6.54%
Total securities	$83,560	$82,940		3.02%

	December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$25,668	$25,313	6.22	1.79%
State and municipal obligations	18,566	18,156	7.08	3.48%
Corporate bonds	7,695	7,704	5.58	6.13%
Total available-for-sale securities	51,929	51,173	6.30	3.02%
Restricted securities	2,649	2,649	n/a	4.31%
Total securities	$54,578	$53,822		3.09%

The following table presents a maturity analysis of our available-for-sale securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the date stated. Yields on tax-exempt securities are on a taxable-equivalent yield basis.

	As of December 31, 2018
	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years
U.S. Government and agencies:
Amortized cost	$70	$31,302	$11,157	$8,597
Fair value	70	30,680	10,917	8,215
Weighted average yield	1.46%	2.18%	2.59%	2.81%
States and municipal obligations:
Amortized cost	$1,043	$8,740	$10,254	$447
Fair value	1,042	8,706	10,038	431
Weighted average yield	2.62%	2.56%	2.82%	4.13%
Corporate bonds:
Amortized cost	$—	$7,024	$5,170	$—
Fair value	—	6,972	5,161	—
Weighted average yield	0.00%	5.69%	5.54%	0.00%
Restricted securities:
Amortized cost	$—	$—	$—	$7,600
Fair value	—	—	—	7,600
Weighted average yield	0.00%	0.00%	0.00%	5.75%
Total securities:
Amortized cost	$1,113	$47,066	$26,581	$16,644
Fair value	1,112	46,358	26,116	16,246
Weighted average yield	1.02%	2.61%	2.74%	3.17%

LOANS

Our loan portfolio is comprised of construction, land and land development, farmland, commercial real estate, residential real estate, commercial and industrial, and consumer loans. Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan, if applicable. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed.

For the year ended December 31, 2018, loans, net of allowance for loan losses, increased by $135.5 million, or 17.9%, from December 31, 2017. Excluding the pay down of approximately $67.0 million in 2018 of purchased portfolio loans, including those acquired in the Merger, net loan growth was approximately 27%. The largest components of this increase were a $50.5 million increase in commercial and industrial loans, a $42.7 million increase in construction, land and land development loans, a $40.5 million increase in commercial mortgages, and a $21.3 million increase in residential mortgages, partially offset by a $18.8 million decline in consumer loans. The decline in consumer loans is primarily attributable to the amortization of consumer loans acquired in the Merger and in the second and third quarters of 2017.

The following table presents the Company’s loan portfolio composition in dollar amounts and as a percentage of total loans as of the dates stated, excluding deferred loan costs and fees.

	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2018		2017		2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Mortgage loans on real estate:
Construction, land and land development	$108,767	12.1%	$66,042	8.6%	$39,818	10.3%	$42,129	12.1%	$43,048	14.4%
Farmland	708	0.1%	923	0.1%	1,023	0.3%	1,030	0.3%	1,128	0.4%
Residential mortgages	337,207	37.4%	315,863	41.2%	220,432	57.3%	190,902	55.1%	160,667	53.9%
Commercial mortgages	267,315	29.6%	226,809	29.6%	77,168	20.0%	73,042	21.0%	53,860	18.1%
Commercial and industrial loans	164,608	18.2%	114,093	14.9%	43,024	11.2%	35,104	10.1%	34,002	11.4%
Consumer	23,740	2.6%	42,566	5.6%	3,544	0.9%	5,015	1.4%	5,349	1.8%
Total loans	$902,345	100.0%	$766,296	100.0%	$385,009	100.0%	$347,222	100.0%	$298,054	100.0%

The following table presents a maturities analysis of select loan types based on whether loans are variable-rate or fixed-rate loans as of the date stated, excluding deferred loan costs and fees.

	December 31, 2018
	Construction, Land and Land Development	Commercial and Industrial
Within one year	$49,965	$18,784
Variable rate
One to five years	17,324	43,949
After five years	10,420	11,564
Total variable rate	27,744	55,513
Fixed rate
One to five years	19,850	37,986
After five years	11,208	52,325
Total fixed rate	31,058	90,311
Total maturities	$108,767	$164,608

ALLOWANCE FOR LOAN LOSSES

The following table presents the Company’s allowance for loan losses by loan type and percent of loans in each type to total gross loans as of the dates stated.

	As of the Year Ended December 31,
	2018		2017		2016		2015		2014
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category
Mortgage loans on real estate	$4,967	79.2%	$3,864	79.5%	$3,318	87.9%	$3,502	88.5%	$2,778	86.8%
Commercial and industrial	1,374	18.2%	878	14.9%	493	11.2%	599	10.1%	323	11.4%
Consumer	1,561	2.6%	3,028	5.6%	52	0.9%	122	1.4%	104	1.8%
Total	$7,902	100.0%	$7,770	100.0%	$3,863	100.0%	$4,223	100.0%	$3,205	100.0%

The following table presents the activity in the Company’s allowance for loan losses for the periods stated.

	Year Ended December 31,
	2018	2017	2016	2015	2014

Balance, beginning of year	$7,770	$3,863	$4,223	$3,205	$2,925
Loans charged off:
Mortgage loans on real estate	(202)	(577)	(735)	(521)	(313)
Commercial and industrial	(116)	(729)	(158)	(9)	-
Consumer	(1,374)	(171)	(53)	(128)	(79)
Total loans charged-off	(1,692)	(1,477)	(946)	(658)	(392)
Recoveries of loans previously charged-off:
Mortgage loans on real estate	110	91	254	27	36
Commercial and industrial	1	263	61	—	—
Consumer	362	96	11	52	25
Total recoveries	473	450	326	79	61
Net charge-offs	(1,219)	(1,027)	(620)	(579)	(331)
Reclassification of allowance related to sold loans	—	—	(27)	—	—
Provision for loan losses	1,351	4,934	287	1,597	611
Balance, end of year	$7,902	$7,770	$3,863	$4,223	$3,205
Average loans outstanding during the year	$817,896	$601,469	$357,791	$319,597	$266,016
Gross loans	$902,345	$766,296	$385,009	$347,222	$298,054
Allowance for loan losses to gross loans	0.88%	1.01%	1.00%	1.22%	1.08%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.15%	0.17%	0.17%	0.18%	0.12%

Our ALL was $7.9 million as of December 31, 2018 compared to $7.7 million as of December 31, 2017. The increase in the ALL is primarily due to organic loan growth, partially offset by charge-offs (net of recoveries) and the correction in the second quarter of 2018 of $580 thousand recorded in the Company’s year-end 2017 ALL, as previously reported. Provision for loan losses for the year ended December 31, 2017 was $4.9 million including $3.1 million of provision for consumer loans, almost exclusively related to a certain portfolio of consumer loans. As of December 31, 2018, $15.2 million of these consumer loans remain in our loan portfolio. Net charge-offs represent 0.15% of average gross loans for the year ended December 31, 2018 compared to 0.17% for the year ended December 31, 2017. As of December 31, 2018, the ratio of the ALL to total loans was 0.88% as compared to 1.01% as of December 31, 2017. As of December 31, 2018, management considered the ALL to be sufficient to cover estimated potential loss exposure inherent in the Company’s loan portfolio.

NONPERFOMING ASSETS

We classify nonaccrual loans, excluding PCI loans and accruing troubled debt restructurings, and OREO, net, as nonperforming assets. As of December 31, 2018, nonperforming assets as a percentage of total assets was 0.81%, compared to 1.12% at year-end 2017. The ratio of ALL to total nonperforming loans decreased to 89.8% at year-end 2018 from 118.7% at year-end 2017, partially due to the correction discussed above.

The following table presents the components of nonperforming assets and related ratios as of the dates stated.

	As of December 31,
	2018	2017	2016	2015	2014
Loans past due 90 days or more and still accruing (1)	$—	$48	$—	$11	$14
Nonaccrual loans (1)	5,206	6,496	5,300	6,433	1,954
Total nonperforming loans	5,206	6,544	5,300	6,444	1,968
Other real estate owned, net	3,597	4,284	2,494	1,870	2,791
Total nonperforming assets	$8,803	$10,828	$7,794	$8,314	$4,759
Allowance for loan losses	$7,902	$7,770	$3,863	$4,223	$3,205
Gross loans	$902,345	$766,296	$385,009	$347,222	$298,054
Total assets	$1,080,617	$970,556	$486,710	$456,296	$390,486
Allowance for loan losses to nonperforming loans	89.8%	118.7%	72.9%	65.6%	162.9%
Nonperforming assets to total assets	0.81%	1.12%	1.60%	1.80%	1.20%
Nonperforming loans to gross loans	0.58%	0.85%	1.38%	1.86%	0.66%

(1)	Excludes PCI loans and accruing troubled debt restructurings.

During 2018, nonaccrual loan balances decreased by $1.3 million. Of the $5.2 million in nonaccrual balances as of December 31, 2018, $2.1 million were residential mortgages.

At December 31, 2018, OREO, net, consisting of foreclosed properties, was $3.6 million compared to $4.3 million at year-end 2017. OREO, net, at December 31, 2018 consisted of 6 personal residences, 17 land lots, and 3 commercial properties. During 2018, the Company sold 17 OREO properties with a total value of $3.2 million for a total gain of $128 thousand, while 14 properties with a total value of $2.5 million were added through foreclosure or deed in lieu of foreclosure. After properties are transferred into OREO, management periodically performs fair market value assessments and the properties are carried at the lower of carrying amount or fair value less estimated costs to sell. Any adjustments to reduce the carrying amount to the estimated fair value are recorded as valuation adjustments. As a result, the Company recorded OREO valuation adjustments of $67 thousand in 2018.

DEPOSITS

As of December 31, 2018, total deposits were $842.2 million compared to $761.8 million at year-end 2017, an $80.4 million, or 10.5% increase. Noninterest-bearing deposits increased $11.1 million, while money market and time deposits increased $79.3 million and $9.7 million, respectively, to year-end 2018 from year-end 2017.

The following table presents the average balances and rates paid, by deposit category as of the dates stated.

	For the Year Ended December 31,
	2018		2017		2016
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing demand deposits	$107,237	0.00%	$89,037	0.00%	$71,725	0.00%
Interest-bearing deposits:
Demand deposits	80,094	0.20%	76,558	0.19%	41,752	0.18%
Savings	62,009	0.30%	53,193	0.24%	42,918	0.21%
Money market deposits	173,183	1.11%	116,419	0.71%	86,955	0.72%
Time deposits	367,629	1.56%	247,839	1.38%	128,907	1.37%
Total interest-bearing deposits	682,915	1.17%	494,009	0.91%	300,532	0.85%
Total average deposits	$790,152	1.01%	$583,046	0.78%	$372,257	0.69%

The following table presents maturities of large denomination time deposits (equal to or greater than $100 thousand face value) as of the dates stated.

	As of December 31,
	2018	2017	2016
3 months or less	$13,553	$7,505	$2,611
3-6 months	18,226	14,047	3,361
6-12 months	61,086	20,051	4,063
Over 12 months	111,795	17,562	52,768
Totals	$204,660	$59,165	$62,803

BORROWINGS

We use short-term and long-term borrowings from various sources, including FHLB advances, securities under repurchase agreements, and subordinated notes to finance our operations. We manage the level of our borrowings to minimize our borrowing cost, to maintain sufficient liquidity to meet the daily needs of our customers, and to meet our regulatory reserve requirements.

The following table summarizes the period-end balance, highest month balance, average balance, and weighted average rate paid for short-term borrowings as of and for the periods presented. Increases in FHLB advances to December 31, 2018 from December 31, 2017 were primarily to fund loan growth.

	For the Year Ended December 31, 2018				For the Year Ended December 31, 2017
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB advances	$100,000	$100,000	$71,753	2.38%	$70,000	$75,000	$52,500	1.87%
Securities sold under repurchase agreements	$6,089	$8,176	$6,174	0.21%	$9,498	$16,214	$13,904	0.11%

The aggregate carrying value of the subordinated notes, including capitalized, unamortized debt issuance costs, was $6.9 million at both December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, the effective interest rate on the notes was 6.85% and 6.86%, respectively.

LIQUDITY

Liquidity represents an institution’s ability to meet present and future financial obligations (such as commitments to fund loans or meet depositors’ requirements) through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-earning deposits with other banks, federal funds sold, and investment securities and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates are major factors for liquidity. We believe that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and its customers’ credit needs.

As of December 31, 2018, cash and cash equivalents, including federal funds sold, totaled $27.3 million, investment securities maturing in one year or less totaled $2.2 million, and loans maturing in one year or less totaled $202.8 million. This resulted in a liquidity ratio as of December 31, 2018 of 21.5% compared to 14.7% as of December 31, 2017. The Company determines this ratio by dividing the sum of cash and cash equivalents and investment securities and loans maturing in one year or less by total assets.

The Company has a line of credit with the FHLB of $256.1 million, with $138.1 million available as of December 31, 2018. The line of credit with the FHLB is secured by $299.1 million of loans pledged as collateral, primarily residential and commercial mortgages. In addition, the Bank has federal funds lines of credit with correspondent banks totaling $21.0 million. Federal funds lines of credit can be cancelled at any time by the correspondent bank.

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of the date stated.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
FHLB advances	$100,000	$90,000	$10,000	$—	$—
Subordinated notes	7,000	—	—	—	7,000
Time deposit maturities	368,670	167,564	121,880	79,116	110
Securities sold under repurchase agreements	6,089	6,089	—	—	—
ESOP debt	1,850	166	578	556	550
Total	$483,609	$263,819	$132,458	$79,672	$7,660

As of December 31, 2018, management was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on the Company’s liquidity.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to amount, composition, quality, and consistency with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows us to effectively leverage its capital to maximize return to the shareholders. The Company’s capital, also known as shareholders’ equity, is comprised primarily of outstanding common stock and retained earnings.

Capital resources are primarily affected by net income and net unrealized gains or losses on available-for-sale securities (net of tax). The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Other factors affecting accumulated other comprehensive income (loss) are changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in plan obligations. Shareholders’ equity before accumulated other comprehensive loss was $118.8 million as of December 31, 2018 compared to $115.7 million as of December 31, 2017. The increase of $3.1 million was primarily attributable to net income of $3.9 million for the year ended December 31, 2018. Accumulated other comprehensive loss increased by $171 thousand from December 31, 2017 to December 31, 2018, primarily due to an increase in unrealized net losses of $763 thousand (net of tax) in the available-for-sale securities portfolio. This was primarily due to an increasing interest rate environment, partially offset by unrealized gains of $592 thousand (net of tax) from pension and postretirement benefit plans.

Book value per share of the Company’s common stock, including accumulated other comprehensive loss, increased to $8.90 as of December 31, 2018 from $8.68 as of December 31, 2017.

The Company and the Bank are subject to minimum regulatory capital ratios as defined by the Federal Reserve. As of December 31, 2018, the Company and the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank was “well capitalized” by these guidelines.

Effective January 1, 2015, the Bank became subject to new capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee, and certain changes required by the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of average adjusted assets. The following additional capital requirements related to the capital conservation buffer, which have been phased in over a four-year period. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-

weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will be subject to constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2018 and 2017, ratios of the Bank were in excess of the fully phased-in requirements.

The following table presents capital ratios for the Bank, minimum capital ratios required, and ratios defined as “well capitalized” by the Bank’s regulators as of the dates stated.

As of December 31, 2018	Actual Ratio	Minimum Capital Requirement Ratio	Minimum To Be Well Capitalized
Total risk-based capital	11.68%	9.875%	10.00%
Tier 1 capital	10.80%	7.875%	8.00%
Common equity tier 1	10.80%	6.375%	6.50%
Tier 1 leverage ratio	9.42%	5.875%	5.00%

As of December 31, 2017	Actual Ratio	Minimum Capital Requirement Ratio	Minimum To Be Well Capitalized
Total risk-based capital	12.70%	8.125%	10.00%
Tier 1 capital	11.65%	7.250%	8.00%
Common equity tier 1	11.65%	5.750%	6.50%
Tier 1 leverage ratio	8.97%	5.250%	5.00%

OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, we offer various financial products to our customers to meet their credit and liquidity needs. These instruments may involve elements of liquidity, credit, and interest rate risk in excess of the amount recognized in the Company’s consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby-letters of credit is represented by the contractual amount of these instruments. Subject to normal credit standards and risk monitoring procedures, we make contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The following table presents the Company’s off balance sheet commitments as of the dates stated.

	December 31, 2018	December 31, 2017	December 31, 2016
Total loan commitments outstanding	$160,479	$144,249	$38,152
Stand-by letters of credit	2,848	447	452

INTEREST RATE SENSITIVITY

Market risk is the potential of loss arising from adverse changes in interest rates and prices. We are exposed to market risk as a consequence of the normal course of conducting our business activities. Management considers interest rate risk to be a significant market risk for us. Fluctuations in interest rates will impact both the level of interest income and interest expense. The primary goal of our asset-liability management strategy is to optimize net interest income while limiting exposure to fluctuations caused by changes in the interest rate environment. Our ability to manage our interest rate risk depends generally on our ability to match the maturities and re-pricing characteristics of our assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. Management, guided by the Asset-Liability Committee of our board of directors, determines the overall magnitude of interest rate sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management's expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

The primary method that we use to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon. Key assumptions in the simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit customers in different rate environments.

The following table illustrates the expected effect on net interest income for the 12 months following December 31, 2018 due to an immediate change ("instantaneous rate shock" scenario) and a gradual change ("ramped rate shock" scenario) in interest rates. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed. It should be noted that rates are unlikely to change instantly in the severity of an instantaneous rate shock, and management believes the ramped rate shock simulation more likely demonstrates the effect of changes in interest rates on us. In the ramped rate shock simulation, interest rates change pro rata over the simulation period.

	December 31, 2018
	Change in Net Interest Income
	Instantaneous Rate Shock Scenario		Ramped Rate Shock Scenario
Change in interest rates:
+200 basis points	$32,692	(2.64%)	$32,463	(3.32%)
+100 basis points	n/a	n/a	33,078	(1.49%)
Base	33,578	—	33,578	—
-100 basis points	33,914	1.00%	33,579	0.56%
-200 basis points	34,062	1.44%	33,464	(0.34%)

As of December 31, 2018, as the table above illustrates, we are slightly “liability-sensitive”; therefore, net interest income would increase in a decreasing rate environment and decrease in an increasing interest rate environment.

It should be noted that the simulation analyses are based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rates may not change in a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, we may deploy strategies that offset some of the impact of changes in interest rates. Depending upon the timing and shifts in the interest rate yield curve, certain rising rate scenarios could be less favorable due to loan and deposit re-pricing characteristics. Consequently, actual outcomes would be expected to vary from the projections due to the controlled conditions of the simulation analysis.

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

Report Of Independent Registered Public Accounting Firm

Board of Directors and the Shareholders

Bay Banks of Virginia, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2013

Charlotte, North Carolina

March 8, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bay Banks of Virginia, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Bay Banks of Virginia, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Bay Banks of Virginia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Bay Banks of Virginia, Inc. for each of the two years in the period ended December 31, 2018, and our report dated March 8, 2019, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 8, 2019

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$7,685	$9,396
Interest-earning deposits	18,981	41,971
Certificates of deposit	3,746	3,224
Federal funds sold	625	6,961
Securities available-for-sale, at fair value	82,232	77,153
Restricted securities	7,600	5,787
Loans receivable, net of allowance for loan losses of $7,902 and $7,770, respectively	894,191	758,726
Loans held for sale	368	1,651
Premises and equipment, net	18,169	17,463
Accrued interest receivable	3,172	3,194
Other real estate owned, net	3,597	4,284
Bank owned life insurance	19,270	18,773
Goodwill	10,374	10,374
Mortgage servicing rights	977	999
Core deposit intangible	2,193	2,991
Deferred tax asset, net	1,510	2,342
Other assets	5,927	5,267
Total assets	$1,080,617	$970,556
LIABILITIES
Noninterest-bearing deposits	$114,122	$103,037
Savings and interest-bearing demand deposits	359,400	299,820
Time deposits	368,670	358,989
Total deposits	842,192	761,846
Securities sold under repurchase agreements	6,089	9,498
Federal Home Loan Bank advances	100,000	70,000
Subordinated notes, net of unamortized issuance costs	6,893	6,877
Other liabilities	7,967	7,781
Total liabilities	963,141	856,002
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,201,682 and 13,203,605 shares, respectively)(1)	66,008	66,018
Additional paid-in capital	36,972	37,142
Unearned employee stock ownership plan shares	(1,734)	(1,129)
Retained earnings	17,557	13,679
Accumulated other comprehensive loss, net	(1,327)	(1,156)
Total shareholders’ equity	117,476	114,554
Total liabilities and shareholders’ equity	$1,080,617	$970,556

(1)	Preferred stock is authorized; however, none was outstanding as of December 31, 2018 and 2017.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
(Dollars in thousands, except share data)	2018	2017
INTEREST INCOME
Loans, including fees	$40,752	$31,330
Securities:
Taxable	1,961	1,399
Tax-exempt	475	423
Federal funds sold	234	164
Interest-bearing deposit accounts	311	310
Certificates of deposit	70	74
Total interest income	43,803	33,700
INTEREST EXPENSE
Deposits	7,992	4,513
Federal funds purchased	—	11
Securities sold under repurchase agreements	13	15
Subordinated notes	513	482
Federal Home Loan Bank advances	1,707	980
Total interest expense	10,225	6,001
Net interest income	33,578	27,699
Provision for loan losses	1,351	4,934
Net interest income after provision for loan losses	32,227	22,765
NONINTEREST INCOME
Income from fiduciary activities	710	904
Service charges and fees on deposit accounts	768	900
Wealth management	842	370
Interchange fees, net	339	230
Other service charges and fees	116	145
Secondary market sales and servicing	659	469
Increase in cash surrender value of bank owned life insurance	497	473
Net gains on sale of available-for-sale securities	—	2
Net losses on disposition of other assets	(7)	(220)
Gain on curtailment of post-retirement benefit plan	352	—
(Loss) gain on rabbi trust assets	(138)	180
Other	165	54
Total noninterest income	4,303	3,507
NONINTEREST EXPENSES
Salaries and employee benefits	16,233	13,403
Occupancy	3,682	2,735
Data processing	2,531	1,258
Bank franchise tax	726	533
Telecommunications	512	308
FDIC assessments	719	580
Foreclosed property	175	147
Consulting	1,098	665
Advertising and marketing	439	664
Directors’ fees	561	444
Audit and accounting	1,129	746
Legal	500	128
Merger-related	363	1,976
Core deposit intangible amortization	798	679
Net other real estate owned (gains) losses	(107)	221
Other	2,760	2,260
Total noninterest expenses	32,119	26,747
Income (loss) before income taxes	4,411	(475)
Income tax expense	533	797
Net income (loss)	$3,878	$(1,272)
Basic and diluted earnings (loss) per share	$0.30	$(0.14)

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017
Net income (loss)	$3,878	$(1,272)
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities:
Net unrealized holding (loss) gain arising during the period	(966)	144
Deferred tax benefit (expense)	203	(30)
Reclassification of net available-for-sale securities gain in net income (loss)	—	(2)
Deferred tax expense	—	—
Unrealized (loss) gain on available-for-sale securities, net of tax	(763)	112
Defined benefit pension plan:
Net defined benefit pension gain	739	130
Deferred tax expense	(155)	(45)
Defined benefit pension plan gain, net of tax	584	85
Post-retirement benefit plan:
Net post-retirement benefit plan gain	10	109
Deferred tax expense	(2)	(39)
Post-retirement benefit plan gain, net of tax	8	70
Total other comprehensive (loss) income	(171)	267
Comprehensive income (loss)	$3,707	$(1,005)

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Unearned
				Employee
				Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Shares	Earnings	(Loss), net	Equity
(Dollars in thousands)
Balance January 1, 2017	4,774,856	$23,874	$2,872	$—	$16,194	$(1,235)	$41,705
Net loss	—	—	—	—	(1,272)	—	(1,272)
Other comprehensive income, net	—	—	—	—	—	267	267
Dividends paid	—	—	—	—	(1,431)	—	(1,431)
Issuance of common stock in connection with the Merger	4,586,221	22,931	20,225	(911)	—	—	42,245
Shares issued via private placement, net of issuance costs	3,783,784	18,919	13,886	—	—	—	32,805
Tax Cuts and Jobs Act of 2017, reclassification of tax effect	—	—	—	—	188	(188)	—
Stock options exercised	43,244	217	37	—	—	—	254
Restricted stock awards	15,500	77	(77)	—	—	—	—
ESOP loan collateral	—	—	—	(351)	—	—	(351)
ESOP collateral release	—	—	—	133	—	—	133
Share-based compensation expense	—	—	199	—	—	—	199
Balance December 31, 2017	13,203,605	66,018	37,142	(1,129)	13,679	(1,156)	114,554
Net income	—	—	—	—	3,878	—	3,878
Other comprehensive loss, net	—	—	—	—	—	(171)	(171)
Stock options exercised	25,491	127	22	—	—	—	149
Director stock grant	12,620	63	62	—	—	—	125
Restricted stock awards	15,000	75	(75)	—	—	—	—
Shares repurchased pursuant to ESOP	(55,034)	(275)	(281)	—	—	—	(556)
ESOP loan collateral	—	—	—	(770)	—	—	(770)
ESOP collateral release	—	—	—	165	—	—	165
Share-based compensation expense	—	—	102	—	—	—	102
Balance December 31, 2018	13,201,682	$66,008	$36,972	$(1,734)	$17,557	$(1,327)	$117,476

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017
Cash Flows From Operating Activities
Net (loss) income	$3,878	$(1,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,644	1,435
Net premium amortization on available-for-sale securities	240	411
Amortization of subordinated notes issuance costs	16	17
Amortization of core deposit intangible	798	679
Accretion of fair value adjustment on acquired time deposits	(186)	(307)
Accretion of fair value adjustments (discounts) on acquired loans	(1,759)	(1,907)
Provision for loan losses	1,351	4,934
Share-based compensation expense	102	199
Deferred income tax expense	846	435
Gain on sale of securities available-for-sale	—	(2)
(Decrease) increase in other real estate owned valuation allowance	21	245
(Gain) loss on sale of other real estate owned	(128)	(23)
Loss on disposal of fixed assets	7	220
Decrease (increase) in value of mortgage servicing rights	22	(4)
Originations of loans held for sale (HFS)	(21,451)	(13,446)
Proceeds from HFS loan sales	23,111	12,545
Gain on HFS sold loans	(377)	(473)
Increase in cash surrender value of bank owned life insurance	(497)	(473)
Gain on curtailment of post-retirement benefit plan	(352)	—
Increase in accrued interest receivable and other assets	(616)	(2,077)
Increase in other liabilities	685	2,502
Net cash provided by operating activities	7,355	3,638
Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	4,365	3,911
Proceeds from sales and calls of available-for-sale securities	—	17,937
(Maturities) purchases of certificates of deposit	(522)	992
Purchases of available-for-sale securities	(10,650)	(25,979)
Purchases of restricted securities, net	(1,813)	(1,595)
Decrease (increase) in federal funds sold	6,336	(4,611)
Net increase in loans	(137,562)	(114,261)
Cash acquired in the merger with Virginia BanCorp, Inc.	—	14,698
Proceeds from sale of other real estate owned	3,299	1,193
Proceeds from sale of premises and equipment	—	9
Net purchases of premises and equipment	(2,350)	(2,237)
Net cash used in investing activities	(138,897)	(109,943)
Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	70,665	3,430
Net increase in time deposits	9,867	109,074
Stock options exercised	149	254
Net decrease in securities sold under repurchase agreements	(3,409)	(8,812)
Director stock grant	125	—
(Purchases) issuance of common stock, net	(556)	32,805
Dividends paid	—	(1,431)
Increase in Federal Home Loan Bank advances	30,000	10,000
Net cash provided by financing activities	106,841	145,320
Net (decrease) increase in cash and cash equivalents (including interest-earning deposits	(24,701)	39,015
Cash and cash equivalents (including interest-earning deposits) at beginning of period	51,367	12,352
Cash and cash equivalents (including interest-earning deposits) at end of period	$26,666	$51,367
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$10,060	$6,003
Income taxes	800	420
Non-cash investing and financing:
Unrealized (loss) gain on available-for-sale securities	(966)	142
Change in fair value of pension and post-retirement benefit plan obligation	749	239
Loans transferred to other real estate owned	2,505	294
Loans originated to facilitate sale of other real estate owned	—	190
Employee stock ownership plan transactions	605	218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Bay Banks of Virginia, Inc. (the “Company”) is the holding company for Virginia Commonwealth Bank, formerly known as Bank of Lancaster (the “Bank” or “VCB”), for VCB Financial Group, Inc., formerly known as Bay Trust Company (the “Financial Group” or “VCBFG”), and for Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc., the Bank, the Financial Group, and Steptoes Holdings.

Virginia Commonwealth Bank is a state-chartered bank, headquartered in Richmond, Virginia, and a member of the Federal Reserve System. It serves businesses, professionals, and consumers through 19 banking offices located in the Northern Neck and Middle Peninsula areas of Virginia, the greater Richmond area of central Virginia, and Suffolk and Virginia Beach in the Hampton Roads area of eastern Virginia. The Bank offers a wide range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest-bearing. The majority of the Bank’s loan portfolio is secured by real estate.

The Financial Group provides management services for personal and corporate trusts, including estate planning, estate settlement, and trust administration, and investment and wealth management services from its Richmond and Kilmarnock, Virginia offices. Products and services include revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment planning, brokerage services, investment managed accounts, and managed, as well as self-directed, individual retirement accounts.

On April 1, 2017, the Company completed its merger with Virginia BanCorp Inc., which is further discussed in Note 3, and as such, the consolidated financial statements presented herein reflect the combined operations of the business combination since the effective time of the merger.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the measurement of fair value of foreclosed real estate, deferred income taxes, impairment testing of goodwill, projected pension and post-retirement benefit plan obligations, and fair value measurements.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and mature within ninety days of the balance sheet date. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-earning deposits, including deposits with the Federal Reserve Bank of Richmond.

Securities

Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent and ability. Currently, all of the Company’s investment securities are debt securities and are classified as available for sale. Securities available for sale are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). A gain or loss on sale is recognized in earnings on the settlement date based on the amortized cost of the specific security sold. GAAP states the trade date is the date on which a purchase or sale of a security is to be recognized; however, the Company’s policy is to recognize the transaction upon the movement of cash (i.e., settlement date) and believes there is no material difference between the two methods. Purchase premiums and discounts are recognized in interest income, using the interest method over the terms of the respective securities.

Impairment of an investment security occurs when the fair value of a security is less than its amortized cost as of the balance sheet date and the value of the security is not expected to be recovered.

For debt securities, impairment is considered an other-than-temporary impairment (“OTTI”) and recognized in its entirety in net income if (i) there is evidence of credit related impairment; (ii) the Company intends to sell the security; or (iii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is a credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss).

The Company regularly reviews each investment security for OTTI based on criteria that include the extent to which cost exceeds fair value, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that it would be required to sell the security before recovery.

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 22. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements, which are classified as secured borrowings, generally mature within one year from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company is required to provide collateral based on the value of the underlying cash. The Company pledges certain investment securities to satisfy its collateral requirements.

Loans

The Company offers mortgage loans on real estate, commercial and industrial loans, and consumer loans. A substantial portion of the Company’s loan portfolio is represented by mortgage loans on real estate. The ability of the Company’s borrowers to honor their loan agreements is dependent upon their ability to generate sufficient cash flow (business or personal), the value of the underlying collateral (e.g., real estate), and/or the general economic conditions in the Company’s market areas.

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income, such as deferred fees and costs, charge-offs, and discounts or premiums on acquired or purchased loans. Interest on loans is recognized into earnings over the contractual term of the loan and is calculated using the interest method on principal amounts outstanding. Loan fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan, adjusted for early pay-offs or principal curtailments, as applicable. The accounting for discounts and premiums on acquired or purchased loans differs if the loans were designated purchased-credit impaired or purchased performing as of the acquisition date, as described below.

The accrual of interest is generally discontinued at the time a loan is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Loans greater than 90 days past due may remain on accrual status if the credit is well secured and in process of collection. Consumer loans are typically charged off no later than when 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual and past due policies are materially the same for all types of loans, including impaired loans, with the exception of purchased-credit impaired (“PCI”) loans as discussed below.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off are reversed against interest income. Any subsequent interest received on these loans is recognized as interest income under the cash basis method of accounting until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured, or the loan becomes well-secured and in process of collection.

Loans Acquired in a Business Combination

The Company accounts for loans acquired in a business combination in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  As of the date of the merger between the Company and Virginia BanCorp, Inc., loans were designated as either PCI or purchased performing loans (“PPL”) and were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining estimated fair value at acquisition, PCI loans were aggregated into pools of loans based on common characteristics such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. The Company must then estimate the amount and timing of expected cash flows for each loan pool, and the expected cash flows in excess of the estimated fair value is recorded as interest income over the remaining life of the loan pool as accretable yield. These estimates include certain prepayment assumptions based on the nature of each loan pool. The excess of the loan pools contractual principal and interest payments over expected future cash flows is not recorded (nonaccretable difference). Over the life of the loan pool, expected future cash flows continue to be estimated on a periodic basis. If the present value of expected future cash flows is less than the carrying amount, an impairment is recorded as a provision for loan losses. If the present value of expected future cash flows is greater than the carrying amount, the respective loan pool’s yield is adjusted and the additional income is recognized prospectively into earnings over the loan pool’s remaining life.

Loans not designated as PCI loans as of the acquisition date were designated as PPL. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion or premium amortization based on the acquired loans’ contractual cash flows. Purchased performing loans were recorded at estimated fair value, including a credit-related discount and a discount or premium for differences in interest rates of the acquired loans compared to market rates for similar loans as of the acquisition date. The fair value discount or premium is accreted as an adjustment to yield over the remaining contractual lives of the loans.

There is no allowance for loan losses established at the acquisition date for purchased performing or PCI loans. A provision for loan losses is recorded for any deterioration in these loans subsequent to acquisition.

Troubled Debt Restructurings (“TDR”)

In some situations, for economic or legal reasons related to a borrower’s financial condition, the Company may grant a concession to a borrower that it would not otherwise consider. Concessions include new terms that provide for a reduction of the face amount or maturity amount of the debt as stated in the original agreement, a reduction (absolute or contingent) of the stated interest rate for the remaining original life of the loan, and/or an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.  Concessions granted to a borrower experiencing financial difficulties results in a loan that is subsequently classified as a troubled debt restructuring. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status to minimize the economic loss and to avoid foreclosure or repossession of underlying collateral, if any. Management assesses all TDRs for impairment as noted below for impaired loans.

Loan Risk Ratings

Loans in the Company’s loan portfolio are risk rated on a periodic basis by experienced credit personnel. For non-homogenous loans, management reviews these resulting grade assignments and makes adjustments to the final grade where appropriate based on an assessment of additional external information that may affect a particular loan.

Risk rating categories are as follows:

Pass – Borrower is strong or sound, and collateral securing the loan, if any, is adequate.

Watch – Borrower exhibits some signs of financial stress but is generally believed to be a satisfactory customer, and collateral, if any, may be in excess of 90% of the loan balance.

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

Loss – Uncollectible and of such little value that continuance as an asset is not warranted.

Allowance for Loan Losses (“ALL”)

The ALL reflects management’s judgment of probable loan losses inherent in the loan portfolio as of the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter-end. To determine the total ALL, the Company estimates the reserves needed for each homogenous type of the loan portfolio, plus any loans analyzed individually for impairment. Depending on the nature of each type, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one to calculate the amount of impairment. Impaired loans measured individually for impairment generally include (1) any loan risk rated Special Mention or worse where the borrower has filed for bankruptcy; (2) all loans risk rated Substandard or worse with balances of $400 thousand or more; and (3) all loans classified as TDRs. For the general component of the ALL, the Company collectively evaluates any loans not evaluated individually for a specific reserve, including impaired loans risk rated Substandard or worse with balances less than $400 thousand. All loans evaluated collectively are grouped into types, and historical loss experience is calculated and applied to each loan type and the resultant reserve is adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth, and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the types. An unallocated component is maintained, if needed, to cover uncertainties that could affect management’s estimate of probable losses.

The specific component of the ALL includes the loan loss reserve necessary on impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Generally, impaired loans are placed on nonaccrual status if they meet the conditions as outlined above in the Loans section. However, TDR loans that are performing in accordance with their respective modified agreements may be placed on accrual status. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral less estimated selling costs if the loan is collateral dependent.

The general component of the ALL calculation collectively evaluates groups of loans by types, as noted above. The types are: (1) mortgage loans on real estate; (2) commercial and industrial loans; and (3) consumer and other loans. The type for mortgage loans on real estate is disaggregated into the following types: (a) construction, land and land development; (b) farmland; (c) residential first mortgages; (d) residential revolving and junior mortgages; (e) commercial mortgages (non-owner-occupied); and (f) commercial mortgages (owner-occupied). Historical loss factors are calculated for the prior 20 quarters by loan type, and then applied to the current balances in each loan grouping. Finally, qualitative factors are applied to each type, as applicable.

Construction and land development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor or developer may face financial pressure unrelated to the project. Loans secured by land, farmland, and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate, which may depreciate over time. Consumer loans carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by unemployment, personal illness, bankruptcy, or divorce of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral values. Consumer loans include loans and debt consolidation loans purchased from third parties.

Additions to the ALL are made by charges to earnings through the provision for loan losses. Charge-offs to the ALL result from credit exposures deemed to be uncollectible. Loans are considered uncollectible when: (1) no regularly scheduled payment has been made within 120 days, and; (2) the loan is unsecured or; (3) the borrower files for bankruptcy protection and there is no other financial support or guarantee from an entity outside of the bankruptcy proceedings (e.g., guarantor). As soon as any loan becomes uncollectible, the Company’s charge-off policy is based on whether the loan is unsecured or secured. If the loan is unsecured, the loan is charged-off in full. If the loan is secured, the outstanding principal balance of the loan is charged down to the net realizable value of the underlying collateral if the loan is collateral dependent. If the loan is not collateral dependent, the charge-off is based on management’s calculation of the net present value of future cash flows. Recoveries of previously charged-off amounts are credited to the ALL.

The summation of the specific, general, and unallocated components results in the ALL. The ALL is inherently subjective and actual losses could be greater or less than estimated. Further, changes in the ALL and the related provision expense can materially affect net income.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALL. Such agencies may require the Company to recognize additions or reductions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Mortgage Servicing Rights (“MSRs”)

MSR assets represent a contractual agreement where the rights to service an existing mortgage are sold by the original lender to another party who specializes in the various functions of servicing mortgages. MSRs are included on the consolidated balance sheets and are recorded at fair value. Changes in the fair value of the MSRs are recorded in the consolidated statements of operations.

Premises and Equipment, net

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the premises and equipment. Estimated useful lives range from 10 to 40 years for buildings, and from 3 to 10 years for furniture, fixtures, and equipment. Maintenance and repairs are charged to expense as incurred, and major improvements are capitalized.

Other Real Estate Owned, net

Other real estate owned (“OREO”), net of a valuation allowance, is reported on the consolidated balance sheets at the lower of cost or market. Real estate properties acquired through, or in lieu of, loan foreclosure are marketed for sale and are initially recorded at fair value on the date of foreclosure less estimated selling costs. Upon acquisition (transfer), if the fair value of the property less estimated selling costs is less than the recorded investment of the loan, the difference is recorded as a charge-off to the ALL. Conversely, if upon transfer, the fair value of the property less estimated selling costs is in excess of the recorded investment of the loan, the difference is recorded as gain in noninterest expense on the consolidated statements of operations. Subsequent declines in the fair value of OREO below its initial cost basis are recorded as valuation allowance against OREO and to noninterest expense. Revenue and expenses related to the operation or maintenance of foreclosed properties are included in expenses from foreclosed property in noninterest expense on the consolidated statements of operations. Finally, any gain or loss resulting from the sale or disposition of OREO is included in the net other real estate owned (gains) loss line item in noninterest expenses on the consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill is an indefinite life intangible asset that represents the excess of the consideration paid or purchase price for an acquired entity over the fair value of the identifiable net assets acquired. The Company’s goodwill resulted from the merger with Virginia BanCorp, Inc. on April 1, 2017 and from the acquisition of five branches during the years 1994 through 2000. Goodwill is tested for potential impairment on an annual basis in accordance with ASC 350, Intangibles-Goodwill and Other.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life included on the Company’s consolidated balance sheets. The core deposit intangible asset resulting from the merger with Virginia BanCorp, Inc. is the only intangible asset with a definite useful life and is being amortized over 92 months from the date of the merger on an accelerated basis using the sum of years’ digits method.

Long-lived assets, including purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management concluded that no circumstances indicating an impairment of these assets existed as of December 31, 2018.

Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes.  Per ASC 740, the objective is to recognize (a) the amount of taxes payable or refundable for the current year and (b) defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. A net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book (i.e., financial statements) and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible.

When the Company’s federal tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

The Company evaluates its net deferred tax asset on a quarterly basis to determine if it is more-likely-than-not those assets will be recovered and if a valuation allowance is needed. As of December 31, 2018, the Company determined no valuation allowance related to its net deferred tax asset was necessary, as the expectation is that the Company will generate sufficient taxable income in future years to absorb all of its deferred tax assets.

Employee Benefit Plans

The Company has a noncontributory cash balance benefit pension plan, which was frozen in 2012. The plan covers employees who had become vested in the plan as of the date it was frozen. The Company also sponsored a post-retirement benefit plan covering eligible retirees’ medical and life insurance benefits. This plan was also frozen to new employees as of March 1, 2018. The Company accounts for both its pension and post-retirement benefit plans in accordance with ASC 715, Compensation-Retirement Benefits.

The Company also sponsors an Employee Stock Ownership Plan (“ESOP”) and a 401(k) retirement plan for the benefit of all eligible employees.

Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards.

Shares allocated to participants of the Company’s ESOP and unallocated shares, which collateralize ESOP borrowings but that are committed to be released are also included in basic and diluted average shares outstanding. However, shares held by the ESOP, which collateralize ESOP borrowings and that are not committed to be released, are excluded from both basic and diluted average shares outstanding.

Off-balance-sheet Financial Instruments

In the ordinary course of business, the Bank enters into off-balance-sheet financial agreements such as construction loan commitments, home equity lines of credit, overdraft protection lines of credit, unsecured lines of credit, working capital loan commitments, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are recognized.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”), which is life insurance purchased by the Bank on a selected group of employees. The Bank is the owner and primary beneficiary of the policies. BOLI is recorded in the Company’s consolidated balance sheets at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in noninterest income on the consolidated statements of operations. The Bank has rights under the insurance contracts to redeem them for cash surrender value at any time; however, a redemption not upon the occurrence of death is subject to taxation.

Share-based Compensation Plans

The Company accounts for its share-based compensation plan awards for employees and directors in accordance with ASC 718, Compensation-Stock Compensation.  The Company grants incentive stock options and non-qualified stock options for certain employees and directors, respectively, in addition to restricted stock awards. ASC 718 promulgates that the fair value of the respective award on the grant date be expensed over the requisite service period over which the award vests.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (ASC 718). The amendments in this ASU expand the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company early adopted this ASU, and the adoption did not have a material effect on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (ASC 718). The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to account for modifications in ASC 718. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification: (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. And (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in ASC 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. This ASC was effective for annual periods and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted this ASC in the first quarter of 2018. The adoption did not have a material effect on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (ASC 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company early adopted this ASU, and the adoption did not have a material effect on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC 326), which is new guidance for the accounting for credit losses on instruments within its scope. It introduces a new model for current expected credit losses (“CECL”), which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This will include loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this ASC will replace the current available-for-sale debt securities OTTI model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. The ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has formed an implementation group, which is evaluating the effect that this ASU will have on the Company’s ALL and consolidated financial statements. During the third quarter of 2018, the work group reviewed various CECL software tools and vendors, and in the fourth quarter of 2018, the Company selected a third-party vendor and model to support the requirements of the standard and to assist in implementation in 2019. The implementation group has a work plan and timeline for implementation.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). This ASC increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. This ASC is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has several lease agreements, such as for office space and branch offices, which are currently considered operating leases and not recognized on its consolidated balance sheets for the year ended December 31, 2018 and 2017. The Company expects the new guidance to require these lease agreements to be recognized on its balance sheet as a right-of-use asset with a corresponding liability.

Upon adoption of ASC 842 and the related ASUs on January 1, 2019, the Company expects to recognize right-of-use assets and related lease liabilities of approximately $3.5 million and $3.9 million, respectively.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (ASC 825-10), which requires equity investments, other than those accounted for using the equity method, to be measured at fair value through earnings. There will no longer be an available-for-sale classification measured (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. The cost method is also eliminated for equity instruments without a readily determinable fair value. For these investments, companies can elect to record the investment at cost, less impairment, plus or minus subsequent adjustments for observable price changes. This election only applies to equity investments that do not qualify for the net asset value practical expedient. Public companies will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, this ASC requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. The classification and measurement guidance is effective for periods beginning after December 15, 2017. The Company’s primary available-for sale investments are debt securities and are therefore not included in the scope of this ASU; however, the Company is subject to certain disclosure requirements of the standard and engaged a third party to assist with the measurement of exit prices of its financial instruments, including its loans receivables, deposits, and borrowings. The Company adopted this standard in the first quarter of 2018. The adoption of this ASC did not have a material effect on the Company’s financial statements, other than the fair value disclosures in Note 22.

In May 2014, the FASB issued ASC 2014-09, Revenue from Contracts with Customers (ASC 606). The amendments in this ASU modify the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The ASC requires that entities apply a specific method to recognize revenue reflecting the consideration expected from customers in exchange for the transfer of goods and services. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. Entities are also required to disclose significant judgments and changes in judgments for determining the satisfaction of performance obligations. Subsequent to the issuance of this ASC, the FASB issued targeted updates to clarify specific implementation issues including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Identifying Performance Obligations and Licensing, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoptions, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect on initially applying the standard being recognized at the date of initial application. The effective date for this ASC was for annual reporting periods beginning after December 15, 2017. The Company’s primary source of revenue is interest income from loans and investments and loan fees. As these items are outside the scope of the standard, this income was not affected by this ASC. The Company reviewed other sources of income including fiduciary fees, secondary market lending fees, and other deposit account fees against the requirements of the standard and concluded no changes in the accounting methods were necessary. These sources of revenue are recognized in income when the Company’s performance obligation is completed, which generally is when the transaction occurs for transaction related fees or when the asset is transferred on the sale of loans. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on its evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs should be presented net of related revenues). This classification was made to both revenue and expense for the years ended December 31, 2018 and 2017, reported as interchange fees, net on the consolidated statements of operations.

Note 3. Business Combinations

On April 1, 2017, the Company and Virginia BanCorp, Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank, completed a merger (the “Merger”). The Company is the surviving corporation in the Merger, and the former shareholders of Virginia BanCorp received 1.178 shares of the Company’s common stock for each share of Virginia BanCorp common stock they owned immediately prior to the Merger, for a total issuance of 4,586,221 shares of the

Company’s common stock valued at approximately $42.2 million at the time of closing. As of the completion of the Merger, the Company’s legacy shareholders owned approximately 51% of the outstanding common stock of the Company, and Virginia BanCorp’s former shareholders owned approximately 49% of the outstanding common stock of the Company. After the Merger, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster, a wholly-owned subsidiary of the Company, and immediately thereafter Bank of Lancaster changed its name to Virginia Commonwealth Bank.

The Merger was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method, the assets and liabilities of Virginia BanCorp were recorded at their respective estimated fair values as of the date of the Merger, April 1, 2017. Determining the fair value of assets and liabilities, particularly for the loan portfolio, is a complex process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The Company recorded goodwill of $7.6 million in connection with the Merger, none of which is deductible for income tax purposes.

The following table details the total consideration paid by the Company in the Merger, the fair value of the assets acquired and liabilities assumed, and the resulting goodwill.

	As Recorded by Virginia BanCorp	Fair Value and Reclassification Adjustments	As Recorded by the Company
Consideration paid:
Bay Banks of Virginia, Inc. common stock			$42,247
Identifiable assets acquired:
Cash and due from banks	$2,356	$—	$2,356
Interest-earning deposits	12,342	—	12,342
Securities available-for-sale	22,088	—	22,088
Restricted securities	1,543	—	1,543
Loans receivable	272,479	(62,068)	210,411
Loans held for sale	—	55,648	55,648
Deferred income taxes	1,325	255	1,580
Premises and equipment, net	3,333	2,703	6,036
Accrued interest receivable	1,253	(24)	1,229
Other real estate owned	3,113	—	3,113
Core deposit intangible	—	3,670	3,670
Bank owned life insurance	8,430	—	8,430
Mortgage servicing rights	324	—	324
Other assets	365	—	365
Total identified assets acquired	328,951	184	329,135
Identifiable liabilities assumed:
Noninterest-bearing deposits	21,119	—	21,119
Savings and interest-bearing demand deposits	124,640	—	124,640
Time deposits	121,437	733	122,170
Federal Home Loan Bank advances	25,000	—	25,000
Other liabilities	1,525	—	1,525
Total identifiable liabilities assumed	293,721	733	294,454
Total identifiable assets assumed	$35,230	$(549)	$34,681
Goodwill resulting from acquisition			$7,566

Pro Forma Financial Information

The table below illustrates the unaudited pro forma revenue and net income of the combined entities for the year ended December 31, 2017 had the Merger taken place on January 1, 2017. The unaudited combined pro forma revenue and net income combines the historical results of Virginia BanCorp with the Company’s consolidated statements of operations for the period noted, and while certain adjustments were made for the estimated effect of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition actually taken place on January 1, 2017. Merger-related expenses of $2.0 million were included in the Company’s actual consolidated statements of operations for the year ended December 31, 2017, but were excluded from the unaudited pro forma information below. Legacy Virginia BanCorp incurred $174 thousand of Merger-related expenses during the first three months of 2017, which was also excluded from the unaudited pro forma information below.

Year Ended
December 31, 2017
Net interest income	$27,169
Net income	1,825

Note 4. Cash Reserves

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to December 31, 2018 and December 31, 2017 was $11.2 million and $13.5 million, respectively. The Bank was in compliance with this requirement as of December 31, 2018 and December 31, 2017.

Note 5. Securities

The following table presents the aggregate amortized cost and fair values of available-for-sale securities as of dates stated.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$51,126	$35	$(1,279)	$49,882
State and municipal obligations	20,484	60	(327)	20,217
Corporate bonds	12,194	23	(84)	12,133
Total available-for-sale securities	$83,804	$118	$(1,690)	$82,232

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$49,964	$6	$(687)	$49,283
State and municipal obligations	21,113	195	(155)	21,153
Corporate bonds	6,696	23	(2)	6,717
Total available-for-sale securities	$77,773	$224	$(844)	$77,153

The cost of a security sold is based on amortized cost at the time of the sale. The following table presents the gross realized gains and gross realized losses, as well as proceeds from sales and calls of available-for-sale securities, for the periods presented.

	For the Year Ended December 31,
	2018	2017
Gross realized gains	$—	$7
Gross realized losses	—	(5)
Net realized gains	$—	$2
Aggregate proceeds	$—	$17,937

Securities with fair values of $17.5 million and $19.4 million were pledged as collateral for securities sold under repurchase agreements as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, all the securities pledged for repurchase agreements were state and municipal debt obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $6.1 million and $9.5 million as of December 31, 2018 and 2017, respectively, and are reported as liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

Securities in an unrealized loss position as of December 31, 2018 and 2017 are shown in the tables below by period of the unrealized loss. The unrealized loss positions were related to interest rate movements and not the credit quality of the issuers. All U.S. Government agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered. Securities with unrealized loss positions at December 31, 2018 included 54 U.S. government agencies and mortgage backed securities, 39 state and municipal obligations, and 5 corporate bonds. Securities with unrealized loss positions at December 31, 2017 included 36 U.S. government agencies and mortgage backed securities, 34 state and municipal obligations, and one corporate bond.

The following tables provide additional information on these securities as of the dates stated.

	Less than 12 months		12 months or more		Total
December 31, 2018	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	$2,911	$(22)	$43,843	$(1,257)	$46,754	$(1,279)
State and municipal obligations	2,723	(27)	9,119	(300)	11,842	(327)
Corporate bonds	5,742	(84)	—	—	5,742	(84)
Total temporarily impaired securities	$11,376	$(133)	$52,962	$(1,557)	$64,338	$(1,690)

	Less than 12 months		12 months or more		Total
December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	$25,053	$(353)	$16,184	$(334)	$41,237	$(687)
State and municipal obligations	2,753	(15)	5,787	(140)	8,540	(155)
Corporate bonds	498	(2)	—	—	498	(2)
Total temporarily impaired securities	$28,304	$(370)	$21,971	$(474)	$50,275	$(844)

The following table presents the amortized cost and fair value by contractual maturity of available-for-sale securities as of the dates stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,080	$1,079	$3,583	$3,514
Due after one year but less than five years	47,065	46,358	37,747	37,425
Due after five years but less than ten years	26,615	26,149	28,441	28,250
Due after ten years	9,044	8,646	8,002	7,964
Total available-for-sale securities	$83,804	$82,232	$77,773	$77,153

Restricted Securities

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $5.1 million and $3.7 million at December 31, 2018 and 2017, respectively, and are included in restricted securities on the consolidated balance sheets. The Company also had an investment in Federal Reserve Bank of Richmond (“FRB”) stock which totaled $2.3 million and $1.9 million at December 31, 2018 and 2017, respectively, and a stock investment in the Bank’s primary correspondent bank totaling $220 thousand at December 31, 2018 and 2017. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost, and are periodically evaluated for impairment. The Company’s determination as to whether its investment in FHLB and FRB stock is impaired is based on management’s assessment of the ultimate recoverability of its par value rather than recognizing temporary declines in its value. The determination of whether the decline affects the ultimate recoverability of the investments is influenced by available information regarding various factors. These factors include, among others, the significance of the decline in net assets of the issuing banks as compared to the capital stock amount reported by these banks and the length of time a decline has persisted, commitments by such banks to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuing bank, and the overall liquidity position of the issuing bank. Based on its most recent analysis of publicly available information regarding the financial condition of the issuing banks, management concluded that no impairment existed in the carrying value of FHLB and FRB stock as of December 31, 2018.

Note 6. Loans

The following table presents the Company’s composition of loans as of the dates stated.

	December 31, 2018	December 31, 2017
Mortgage loans on real estate:
Construction, land and land development	$108,767	$66,042
Farmland	708	923
Commercial mortgages (non-owner occupied)	180,074	146,757
Commercial mortgages (owner occupied)	87,241	80,052
Residential first mortgages	298,894	269,365
Residential revolving and junior mortgages	38,313	46,498
Commercial and industrial	164,608	114,093
Consumer	23,740	42,566
Total loans	902,345	766,296
Net unamortized deferred loan (fees) costs	(252)	200
Allowance for loan losses	(7,902)	(7,770)
Loans receivable, net	$894,191	$758,726

The following tables present the recorded investment for past due and nonaccrual loans as of the dates stated. A loan past due 90 days or more is generally placed on nonaccrual unless it is both well-secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include PCI loans.

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2018	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage loans on real estate:
Construction, land and land development	$552	—	$740	$1,292	$107,475	$108,767
Farmland	—	—	—	—	708	708
Commercial mortgages (non-owner occupied)	50	—	996	1,046	179,028	180,074
Commercial mortgages (owner occupied)	—	56	1,064	1,120	86,121	87,241
Residential first mortgages	1,341	55	1,361	2,757	296,137	298,894
Residential revolving and junior mortgages	115	—	782	897	37,416	38,313
Commercial and industrial	—	—	48	48	164,560	164,608
Consumer	329	—	215	544	23,196	23,740
Total loans	$2,387	$111	$5,206	$7,704	$894,641	$902,345

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2017	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage loans on real estate:
Construction, land and land development	$261	$—	$1,237	$1,498	$64,544	$66,042
Farmland	—	48	—	48	875	923
Commercial mortgages (non-owner occupied)	449	—	—	449	146,308	146,757
Commercial mortgages (owner occupied)	573	—	1,752	2,325	77,727	80,052
Residential first mortgages	2,670	141	1,942	4,753	264,612	269,365
Residential revolving and junior mortgages	449	20	1,338	1,807	44,691	46,498
Commercial and industrial	331	—	92	423	113,670	114,093
Consumer	288	4	135	427	42,139	42,566
Total loans	$5,021	$213	$6,496	$11,730	$754,566	$766,296

The following tables present an aging analysis, based upon contractual terms, of the recorded investment of PCI loans as of the dates stated, which are included in the tables above.

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2018	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage loans on real estate:
Construction, land and land development	$23	$—	$—	$23	$1,355	$1,378
Commercial mortgages (non-owner occupied)	—	—	—	—	142	142
Commercial mortgages (owner occupied)	—	56	—	56	237	293
Residential first mortgages	92	55	—	147	3,317	3,464
Residential revolving and junior Mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	46	46
Total purchased credit-impaired loans	$115	$111	$—	$226	$5,097	$5,323

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2017	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage loans on real estate:
Construction, land and land development	$—	$—	$—	$—	$1,405	$1,405
Commercial mortgages (non-owner occupied)	—	—	—	—	171	171
Commercial mortgages (owner occupied)	161	—	—	161	160	321
Residential first mortgages	349	141	—	490	3,320	3,810
Residential revolving and junior Mortgages	—	20	—	20	29	49
Commercial and industrial	—	—	—	—	—	—
Consumer	—	4	—	4	65	69
Total purchased credit-impaired loans	$510	$165	$—	$675	$5,150	$5,825

The following table presents the changes in the accretable yield for PCI loans for the period stated.

For the Year Ended
December 31, 2018
Balance as of December 31, 2017	$1,087
Accretion of acquisition accounting adjustment	(358)
Reclassifications from nonaccretable balance, net	(46)
Other changes, net	400
Balance as of December 31, 2018	$1,083

The following tables present the Company’s risk rating of loans by loan type as of the dates stated.

December 31, 2018	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$100,299	$708	$174,661	$79,375	$280,663	$35,900	$158,590	$8,144	$838,340
Watch	6,299	—	4,275	6,522	14,709	1,306	3,802	15,245	52,158
Special mention	68	—	—	107	1,071	—	893	121	2,260
Substandard	2,101	—	1,138	1,237	2,451	1,107	1,323	230	9,587
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$108,767	$708	$180,074	$87,241	$298,894	$38,313	$164,608	$23,740	$902,345

December 31, 2017	Construction, Land and Land Development	Farmland	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$55,949	$923	$140,625	$67,732	$256,614	$43,659	$110,281	$12,431	$688,214
Watch	6,690	—	5,931	10,076	8,624	1,376	2,373	29,917	64,987
Special mention	172	—	—	—	205	—	1,347	—	1,724
Substandard	3,231	—	201	2,244	3,922	1,463	92	218	11,371
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$66,042	$923	$146,757	$80,052	$269,365	$46,498	$114,093	$42,566	$766,296

Note 7. Allowance for Loan Losses

The following tables present the allowance for loan losses and the amount of loans evaluated for impairment, individually and collectively, by loan type as of the dates stated.

December 31, 2018	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,036	$—	$121	$1,157
Loans collectively evaluated for impairment	3,931	1,374	1,440	6,745
Purchased credit-impaired loans	—	—	—	—
Total allowance on loan losses	$4,967	$1,374	$1,561	$7,902
Loan balances applicable to:
Loans individually evaluated for impairment	$7,485	$—	$121	$7,606
Loans collectively evaluated for impairment	701,235	164,608	23,573	889,416
Purchased credit-impaired loans	5,277	—	46	5,323
Total loans	$713,997	$164,608	$23,740	$902,345

December 31, 2017	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$861	$92	$141	$1,094
Loans collectively evaluated for impairment	3,003	786	2,887	6,676
Purchased credit-impaired loans	—	—	—	—
Total allowance on loan losses	$3,864	$878	$3,028	$7,770
Loan balances applicable to:
Loans individually evaluated for impairment	$8,874	$92	$141	$9,107
Loans collectively evaluated for impairment	595,007	114,001	42,356	751,364
Purchased credit-impaired loans	5,756	—	69	5,825
Total loans	$609,637	$114,093	$42,566	$766,296

The following tables present an analysis of the change in the ALL by loan type as of and for the periods stated.

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Year Ended December 31, 2018
Beginning Balance	$3,864	$878	$3,028	$7,770
Charge-offs	(202)	(116)	(1,374)	(1,692)
Recoveries	110	1	362	473
Provision (recovery of)	1,195	611	(455)	1,351
Ending Balance	$4,967	$1,374	$1,561	$7,902

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Year Ended December 31, 2017
Beginning Balance	$3,318	$493	$52	$3,863
Charge-offs	(577)	(729)	(171)	(1,477)
Recoveries	91	263	96	450
Provision	1,032	851	3,051	4,934
Ending Balance	$3,864	$878	$3,028	$7,770

The recovery of loan losses for consumer loans of $455 thousand for the year ended December 31, 2018 included a benefit of $580 thousand to correct for an overstatement recorded in the Company’s allowance for loan losses for acquired loans as of December 31, 2017, as reported in the Company’s Form 10-Q for the second and third quarters of 2018.

Impaired Loans

The following table presents the Company’s recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, as of the dates stated.

	As of December 31, 2018			As of December 31, 2017
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land and land development	$335	$406	$—	$900	$1,378	$—
Commercial mortgages (non-owner occupied)	386	386	—	—	—	—
Commercial mortgages (owner occupied)	—	—	—	1,721	1,971	—
Residential first mortgages	—	—	—	—	1,488	—
Residential revolving and junior mortgages	1,028	1,028	—	1,488	414	—
Commercial and industrial	—	—	—	414	—	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance	1,749	1,820	—	4,523	5,251	—
With an allowance recorded:
Construction, land and land development	275	275	132	550	621	137
Commercial mortgages (non-owner occupied)	443	443	18	—	—	367
Commercial mortgages (owner occupied)	1,069	1,069	57	547	586	162
Residential first mortgages	3,447	3,447	565	1,914	1,914	—
Residential revolving and junior mortgages	502	5,002	264	1,340	1,340	195
Commercial and industrial	—	—	—	92	92	92
Consumer	121	121	121	141	141	141
Total impaired loans with allowance recorded	5,857	10,357	1,157	4,584	4,694	1,094
Total Impaired Loans:
Construction, land and land development	610	681	132	1,450	1,999	137
Commercial mortgages (non-owner occupied)	443	443	18	—	—	367
Commercial mortgages (owner occupied)	1,455	1,455	57	2,268	2,557	162
Residential first mortgages	4,475	4,475	565	3,402	3,402	—
Residential revolving and junior mortgages	502	502	264	1,754	1,457	195
Commercial and industrial	—	—	—	92	92	92
Consumer	121	121	121	141	141	141
Total impaired loans	$7,606	$7,677	$1,157	$9,107	$9,648	$1,094

The following table presents the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, for the periods presented.

	For the Year Ended
	December 31, 2018		December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$382	$13	$1,282	$66
Commercial mortgages (non-owner occupied)	—	—	—	—
Commercial mortgages (owner occupied)	394	24	1,800	32
Residential first mortgages	760	—	1,449	21
Residential revolving and junior mortgages	—	44	417	5
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance	1,536	81	4,948	124
With an allowance recorded:
Construction, land and land development	267	18	572	4
Commercial mortgages (non-owner occupied)	267	12	—	—
Commercial mortgages (owner occupied)	1,061	47	572	12
Residential first mortgages	3,037	150	1,932	93
Residential revolving and junior mortgages	149	6	1,360	44
Commercial and industrial	—	—	92	—
Consumer	133	11	28	6
Total impaired loans with allowance recorded	4,914	244	4,556	159
Total impaired loans:
Construction, land and land development	649	31	1,854	70
Commercial mortgages (non-owner occupied)	267	12	—	—
Commercial mortgages (owner occupied)	1,455	71	2,372	44
Residential first mortgages	3,797	194	3,381	114
Residential revolving and junior mortgages	149	6	1,777	49
Commercial and industrial	—	—	92	—
Consumer	133	11	28	6
Total impaired loans	$6,450	$325	$9,504	$283

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	December 31, 2018	December 31, 2017
Nonaccrual loans	$5,206	$6,496
Nonaccrual loans collectively evaluated for impairment	(2,040)	(854)
Nonaccrual impaired loans	3,166	5,642
TDRs on accrual	4,115	1,452
Other impaired loans on accrual	325	2,013
Total impaired loans	$7,606	$9,107

Troubled Debt Restructurings

Loans modified as TDRs are considered impaired and are individually evaluated for impairment as part of the Company’s ALL process. The following table presents, by loan type, information related to loans modified as TDRs for the periods presented.

	For the Year Ended			For the Year Ended
	December 31, 2018			December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	9	$1,315	$1,324	1	$820	$820
Commercial mortgages (owner occupied) (2)	1	644	672	-	-	-
Consumer (2)	-	-	-	1	147	147

(1)	Modifications include extension of the loan terms, reduction of interest rates, and/or principal and interest forgiveness.

(2) Modifications were an extension of the loan terms.

No loans designated as TDRs subsequently defaulted in the years ended December 31, 2018 or 2017.

The following table presents a roll forward of accruing and nonaccrual TDRs for the year ended December 31, 2018.

	Accruing	Nonaccrual	Total
Balance as of December 31, 2017	$1,452	$2,612	$4,064
Charge-offs	—	(92)	(92)
Payments and other adjustments	(407)	60	(347)
New TDR designation	1,235	732	1,967
Release TDR designation	—	—	—
Transfer	1,835	(1,835)	—
Balance as of December 31, 2018	$4,115	$1,477	$5,592

Note 8. Premises and Equipment, net

Components of premises and equipment, net of accumulated depreciation, included in the consolidated balance sheets as of the dates stated were as follows.

	December 31, 2018	December 31, 2017
Land and improvements	$4,639	$4,639
Buildings and improvements	20,261	19,257
Furniture and equipment	13,218	11,631
Total cost	38,118	35,527
Less accumulated depreciation	(19,949)	(18,064)
Premises and equipment, net	$18,169	$17,463

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 totaled $1.6 million and $1.4 million, respectively, which is recorded in occupancy on the consolidated statement of operations.

Note 9. Other Real Estate Owned, net

Other real estate owned is presented net of a valuation allowance for changes in the fair market value of the underlying properties subsequent to transfer into OREO.

The following table presents the carrying value of properties included in other real estate owned, net, as of the dates stated.

	December 31, 2018		December 31, 2017
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	6	$1,339	5	$443
Land	17	1,741	20	3,223
Commercial	3	517	4	618
Total	26	$3,597	29	$4,284

The following table presents the components of the OREO valuation allowance as of and for the periods stated.

	For the Year Ended December 31,
	2018	2017
Balance, beginning of year	$461	$473
Valuation adjustments	21	245
Charge-offs	(67)	(257)
Balance, end of year	$415	$461

The following table presents OREO-related activity reported in the consolidated statements of operations for the periods stated.

	For the Year Ended December 31,
	2018	2017
Net (gain) loss on sale of other real estate owned	$(128)	$(24)
Valuation adjustments	21	245
Foreclosed property expense, net of income	171	138
Total expenses	$64	$359

There were three residential mortgage loans totaling $213 thousand in the process of foreclosure as of December 31, 2018.

Note 10. Goodwill and Intangible Assets

The Company tested goodwill for impairment as of September 30, 2018 and concluded as of its testing date no impairment existed, as the Company’s market capitalization exceeded its net book value (i.e., shareholders’ equity). As of December 31, 2018, the Company’s net book value exceeded the Company’s market capitalization resulting in a “triggering event” that may indicate that goodwill was impaired. As a result, management re-tested goodwill for potential impairment as of December 31, 2018 and concluded that the positive qualitative factors such as the Company’s strong liquidity, capital, asset quality ratios, and earnings trends, outweighed the decline in the Company’s market capitalization and that goodwill was not impaired.

Other intangible assets include a core deposit intangible asset and mortgage servicing rights asset, both recorded as a result of the Merger.

The core deposit intangible asset is being amortized over the period of the expected benefit, which is 92 months from the date of the Merger, using the sum-of-the-months digits method.

The Company accounts for its mortgage servicing rights asset using the fair value measurement method per ASC 860-50, Transfers and Servicing, and as such, no amortization is recorded. Mortgage servicing rights assets are not amortized; rather, changes in the value of the mortgage servicing rights asset are recorded to earnings in the period in which the fair value changes occur. For the year ended December 31, 2018, the Company recorded $22 thousand of expense attributable to the fair value decline in the mortgage servicing rights assets, which is included in secondary market sales and servicing income in the consolidated statements of operations.

The following table presents information on the Company’s intangible assets, other than goodwill, as of the dates stated.

	Gross Carrying	Accumulated	Net Carrying
December 31, 2018	Value	Amortization	Value
Core deposit intangibles	$3,670	$1,477	$2,193
Mortgage servicing rights	977	—	977
Total	$4,647	$1,477	$3,170

	Gross Carrying	Accumulated	Net Carrying
December 31, 2017	Value	Amortization	Value
Core deposit intangibles	$3,670	$679	$2,991
Mortgage servicing rights	999	—	999
Total	$4,669	$679	$3,990

Amortization expense of the core deposit intangible asset for the years ended December 31, 2018 and 2017, totaled $798 thousand and $679, respectively. As of December 31, 2018, the estimated remaining amortization expense of the core deposit intangible asset is presented in the following table for the periods presented.

2019	$674
2020	551
2021	427
2022	304
2023	180
Thereafter	57
Total estimated amortization expense	$2,193

Note 11. Income Taxes

The current portion of the provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and nondeductible expenses and income and expenses realized in the current period for the tax purposes. Certain items of income and expense are reported in different periods for financial reporting and income tax return purposes resulting in temporary differences. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit.

The following table presents current and deferred income tax expense (benefit) for the periods stated.

	Year Ended December 31,
	2018	2017
Current (benefit) expense	$(313)	$362
Deferred expense	846	435
Income tax expense	$533	$797

The Company files a consolidated federal income tax return with the Internal Revenue Service. The Commonwealth of Virginia does not assess an income tax on regulated financial institutions; instead, the Company pays a bank franchise tax, based primarily on the Bank’s and Financial Group’s capital (i.e., shareholders’ equity), to the Commonwealth of Virginia and its municipalities, which is reported as noninterest expense in the consolidated statements of operations. Bank franchise tax expense was $726 thousand and $533 thousand for the years ended December 31, 2018 and 2017, respectively.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) enacted in December 2017 reduced the federal corporate statutory income tax rate from 35% to 21% effective January 1, 2018. As a result of the TCJA, the Company recognized a $1.3 million reduction in the value of its net deferred tax asset as of December 31, 2017 and a deferred tax expense of the same amount in the year ended 2017.

The following table presents the federal statutory income tax rate reconciled to the Company’s effective tax rate for the periods stated.

	Year Ended December 31,
	2018	2017
Federal statutory income tax rate	21.0%	34.0%
Increase (decrease) resulting from:
Net tax-exempt income	(5.6%)	85.0%
Merger-related expenses	0.0%	(15.0%)
Tax Cuts and Jobs Act of 2017 adjustment to deferred taxes	0.0%	(283.1%)
Income tax return to provision (2017) adjustment	(3.9%)	0.0%
Other, net	0.7%	11.4%
Federal effective income tax rate	12.1%	(167.7%)

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities. These differences will result in deductible or taxable amounts in a future year(s) when the reported amounts of assets or liabilities are settled.

The following table presents the components of the net deferred tax asset as of the dates stated using a statutory income tax rate of 21%. The Company has concluded that it is more likely than not that its deferred tax assets will be utilized in future periods; therefore, no valuation allowance has been recorded against all or a portion of its deferred tax assets.

	December 31, 2018	December 31, 2017
Deferred tax assets
Allowance for loan losses	$1,629	$1,632
Other real estate owned	226	433
Pension and post-retirement benefit plans	127	266
Unrealized losses on available-for-sale securities	333	130
Deferred and share-based compensation plans	237	215
Alternative minimum tax credit	—	134
Fair value adjustments on acquired loans and time deposits resulting from the Merger	969	1,665
Net deferred loan fees	53	65
Other	124	270
Total deferred tax assets	3,698	4,810
Deferred tax liabilities
Depreciation of fixed assets	(359)	(69)
Amortization of goodwill and core deposit intangible asset	(1,050)	(1,218)
Premium on fixed assets acquired in the Merger	(553)	(561)
Recapture of bad debts experience reserve	(178)	(229)
Other	(48)	(391)
Total deferred tax liabilities	(2,188)	(2,468)
Deferred tax assets, net	$1,510	$2,342

The Company had no unrecognized tax benefits recorded as of December 31, 2018 and 2017. Tax years 2015, 2016, and 2017 are still open for Internal Revenue Service audit.

Note 12. Deposits

The following table presents a summary of deposit accounts as of the dates stated.

	December 31, 2018	December 31, 2017
Noninterest-bearing demand deposits	$114,122	$103,037
Interest-bearing:
Savings deposits	57,472	62,896
Demand deposits	76,302	90,585
Money market deposits	225,626	146,339
Time deposits less than $250	306,720	299,825
Time deposits $250 or more	61,950	59,164
Total deposits	$842,192	$761,846

The following table presents the scheduled maturities of time deposits, as of December 31, 2018.

2019	$167,564
2020	68,342
2021	53,538
2022	11,186
2023	67,930
Thereafter	110
$368,670

As of December 31, 2018 and 2017, overdraft demand deposits reclassified to loans totaled $110 thousand and $80 thousand, respectively.

Note 13. Borrowings

FHLB Advances

As of December 31, 2018 and 2017, the Company had $100.0 million and $70.0 million of outstanding FHLB advances, respectively, consisting of four and two advances, respectively. FHLB advances are secured by a blanket lien of $299.1 million on qualified one-to-four family real estate, commercial real estate, and multi-family residential loans. Immediate available credit, as of December 31, 2018, was $138.1 million against a total line of credit of $256.1 million. As of December 31, 2018, the Bank had $18.0 million of letters of credit issued by FHLB for the benefit of the Virginia Department of the Treasury as collateral for public deposits held by the Bank to comply with the Security for Public Deposits Act. The $18.0 million is not an outstanding borrowing, as of December 31, 2018, but does reduce the available credit under FHLB credit line.

The following table presents information regarding the FHLB advances outstanding as of December 31, 2018.

				Maturity
	Balance	Originated	Interest Rate	Date
Adjustable rate hybrid	$10,000	4/12/2013	4.82%	4/13/2020
Fixed rate credit	75,000	12/4/2018	2.42%	1/4/2019
Fixed rate credit	5,000	12/18/2018	2.49%	1/4/2019
Fixed rate credit	10,000	12/19/2018	2.51%	1/4/2019
Total FHLB advances	$100,000		2.67%

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements were $6.1 million and $9.5 million as of December 31, 2018 and 2017, respectively. Securities sold under agreements to repurchase are secured transactions with customers, generally mature the day following the day sold and can be changed at the option of the Company with minimal risk of loss due to fair value. During 2018 and 2017, the average rates of the repurchase agreements were 0.22% and 0.17%, respectively.

Subordinated Notes

On May 28, 2015, the Company entered into a purchase agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “notes”) to the accredited investors. The notes have a maturity date of May 28, 2025 and bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a note may declare the principal amount of the notes to be due and immediately payable. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The notes qualify as Tier 2 capital for regulatory reporting. The aggregate carrying value of the notes, including capitalized, unamortized debt issuance costs, was $6.9 million at both December 31, 2018 and 2017. For the year ended December 31, 2018 and 2017, the effective interest rate on the notes was 6.85% and 6.86%, respectively.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock, issued and outstanding, in the Company’s Employee Stock Ownership Plan (“ESOP”) was $1.7 million and $1.1 million at December 31, 2018 and 2017, respectively, and was reported in other liabilities on the consolidated balance sheets. The debt is comprised of five fixed rate amortizing notes, four of which carry an interest rate of 3.25% and one that carries an interest rate of 4.50% with maturity dates ranging from March 1, 2019 to December 31, 2027, and one variable rate amortizing note with a maturity date of June 14, 2024. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

Federal Funds Lines

Unused lines of credit with nonaffiliated banks, excluding FHLB, totaled $21.0 million and $24.5 million at December 31, 2018 and 2017, respectively. Draws upon these lines have time limits varying from two to four consecutive weeks. The banks providing these lines can change the interest rates on these lines daily. The lines renew annually and can be cancelled at any time.

Note 14. Employee Benefit Plans

Pension Plan

The Company has a non-contributory, cash balance defined benefit pension plan (the “Pension Plan”) for employees who were vested in the plan as of December 31, 2012, the date the plan was frozen (i.e., curtailed). Each participant’s account balance grows based on monthly interest credits. The Pension Plan is partially funded by assets invested for the benefit of the plan participants. The Pension Plan assets are held by a third-party qualified trust and are not included in the Company’s consolidated balance sheets. The Company made no contributions to the Pension Plan for the 2018 plan year. The accumulated benefit obligation for the Pension Plan was $1.6 million and $3.3 million as of December 31, 2018 and 2017, respectively. The unfunded liability for the Pension Plan, included in other liabilities in the Company’s consolidated balance sheets, was $483 thousand and $808 thousand as of December 31, 2018 and 2017, respectively.

The Pension Plan sponsor selects the assumption for the expected long-term rate of return on assets held by the qualified trust in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (i.e., net of inflation), for the major asset classes held or anticipated to be held by the qualified trust and for the qualified trust itself. Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the Pension Plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the qualified trust, and expenses (both investment and non-investment) typically paid from the Pension Plan’s assets (to the extent such expenses are not explicitly estimated within periodic cost).

The qualified trust assets are sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return. The investment manager of the qualified trust selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The qualified trust assets are not included in the Company’s consolidated balance sheets as of December 31, 2018 and 2017 and are considered Level 1 from a fair value hierarchy perspective.

Post-retirement Benefit Plan

The Company also sponsored a post-retirement benefit plan (the “PRB Plan”) covering retirees who were age 55 with 10 years of service or age 65 with five years of service prior to March 1, 2018, when the plan was curtailed. The Company recognized a gain on the curtailment of the post-retirement benefit plan of $352 thousand on March 1, 2018, which is included in the Company’s consolidated statements of operations for the year ended December 31, 2018. The PRB Plan provides coverage toward a retiree’s eligible medical and life insurance benefits. The PRB Plan is unfunded and benefits are expensed as incurred. The Company expects to make no contributions to the PRB Plan in future periods. The accumulated (unfunded) benefit obligation for the PRB Plan was $71 thousand and $457 thousand as of December 31, 2018 and 2017, respectively.

The following table provides a reconciliation of changes in the accumulated benefit obligations and fair value of qualified trust assets (Pension Plan only) and a statement of funded (unfunded) status for the Pension Plan and the PRB Plan as of and for the periods stated.

	Pension Plan		PRB Plan
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation, beginning of year	$3,273	$3,398	$457	$540
Service cost	—	—	3	22
Interest cost	94	121	5	21
Actuarial (gain) loss	(694)	323	(36)	(120)
Benefit payments	(1,295)	(581)	(6)	(6)
Curtailment/termination (gain)	—	—	(352)	—
Settlement loss	221	12	—	—
Benefit obligation, end of year	1,599	3,273	71	457
Change in plan assets
Fair value of plan assets, beginning of year	2,465	2,690	—	—
Actual (loss) return on plan assets	(54)	356	—	—
Employer contributions	—	—	6	6
Benefits payments	(1,295)	(581)	(6)	(6)
Fair value of plan assets, end of year	1,116	2,465	—	—
(Unfunded) funded status, end of year	$(483)	$(808)	$(71)	$(457)

The following table provides details regarding amounts included in the consolidated financial statements for the years ended December 31, 2018 and 2017 pertaining to the Pension Plan and the PRB Plan.

	Pension Plan		PRB Plan
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Amounts recognized in accumulated other comprehensive loss (income)
Net loss (gain)	$447	$1,187	$(354)	$(344)
Prior service cost	—	—	—	—
Net obligation at transition	—	—	—	—
Amount recognized	$447	$1,187	$(354)	$(344)

Components of net periodic benefit cost (gain)
Service cost	$—	$—	$3	$22
Interest cost	94	121	5	21
Expected return on plan assets	(153)	(167)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	(26)	(11)
Curtailment/termination gain	—	—	(352)	—
Recognized net loss due to settlement	422	195	—	—
Recognized net actuarial loss	51	81	—	—
Net periodic benefit cost (gain)	414	230	(370)	32

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
Net gain	(739)	(130)	(10)	(109)
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	—	—
Total recognized in other comprehensive loss (income)	(739)	(130)	(10)	(109)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(325)	$100	$(380)	$(77)

The following table provides the actuarial assumptions used to derive the information reported in the consolidated financial statements as of and for the years ended December 31, 2018 and 2017.

	Pension Plan		PRB Plan
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2018	2017	2018	2017
Discount rate used for net periodic pension cost	3.50%	4.00%	4.25%	4.00%
Discount rate used for disclosure	4.25%	3.50%	4.25%	3.50%
Expected return on plan assets	7.25%	7.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Rate of compensation increase for net periodic pension cost	N/A	N/A	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	N/A	N/A

The following table provides estimated future benefit payments (cash) for the Pension Plan and PRB Plan for the periods presented.

	Pension Plan	PRB Plan
2019	$298	$7
2020	139	7
2021	103	7
2022	107	7
2023	365	6
2024 - 2028	854	27

Deferred Compensation Plan

The Company sponsors a nonqualified deferred compensation plan for certain eligible executive officers and directors, which allows executive officers to defer up to 100% of their base salary and/or bonus on an annual basis and allows directors to defer all or a portion of their board fees and/or annual cash retainer payments. Amounts deferred pursuant to the plan can be invested in various mutual funds, with the portfolio composition up to the discretion of the respective executive officer or director. The assets in the plan, which are held in a nonqualified deferred compensation rabbi trust and the associated deferred compensation liability are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and total $972 thousand and $901 thousand as of December 31, 2018 and 2017, respectively.

Amounts under the plan will be paid following a distributable event. A distributable event includes termination of service as an executive officer or director on a specific date without regard to continued service as an executive officer or director. Distributions can be received either as a lump-sum payment or in substantially equal payments over a period of not more than 20 years.

A total of $179 thousand and $107 thousand of deferred compensation payments were made by the Company for executive officers and $61 thousand and $53 thousand of directors fees were deferred, during the years ended December 31, 2018 and 2017, respectively.

401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution retirement plan (“401(k) Plan”) for the benefit of all eligible employees of the Company, including its subsidiaries. Employees are eligible to participate on the first of the month following an employee’s hire date. There is no age requirement. Participants can elect to defer between 1% and 15% of their base compensation, which will be contributed to the 401(k) Plan, providing the amount deferred does not exceed the federal dollar maximum election deferral for each year. The Company’s subsidiaries match 100% up to a 3% deferral, then 50% of the next 3% of deferrals. Employees become 100% vested in the subsidiary’s match after two years of service.

For the years ended December 31, 2018 and 2017, the Company made matching contributions to the 401(k) Plan of $401 thousand and $491 thousand, respectively.

Employee Stock Ownership Plan

Prior to January 1, 2018, the Company had two ESOPs, one for legacy Bank of Lancaster and one for legacy Virginia Commonwealth Bank. As of January 1, 2018, the two plans were combined into one plan, the Bay Banks of Virginia, Inc. Employee Stock Ownership Plan.

Employees of the Company, including its subsidiaries, who have completed twelve months of service and who have attained the age of 21 years are eligible to participate in the ESOP. Contributions to the plan are at the discretion of the Company’s board of directors. Contributions are allocated proportionately based on the covered compensation of each participant compared to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter, until 100% vested. The ESOP had 532,240 shares allocated to participant accounts as of December 31, 2018. The Company recorded ESOP contribution expense of $0 and $223 thousand in 2018 and 2017, respectively. Shares allocated to participants of the Company’s ESOP and unallocated shares, which collateralize ESOP borrowings but that are committed to be released are also included in basic and diluted average shares outstanding. However, shares held by the ESOP, which collateralize ESOP borrowings and that are not committed to be released, are excluded from both basic and diluted average shares outstanding. Unallocated shares are not considered outstanding for computing earnings per share.

To assist with providing liquidity to the ESOP when participants retire and elect to receive cash distributions in lieu of shares, the Company, as the sponsor of the ESOP, or the ESOP may take out a loan with a third-party financial institution and use the unallocated shares as collateral. As of December 31, 2018, the ESOP had six outstanding loans totaling $1.8 million, with 225,930 unallocated shares pledged as collateral for these loans. The ESOP loans are included in other liabilities on the Company’s consolidated balance sheets.

Note 15. Off-Balance Sheet Commitments and Contingencies

In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, the Company’s management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Also in the ordinary course of operations, the Company offers various financial products to its customers to meet their credit and liquidity needs. These instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and stand-by letters of credit written is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional commitments as it does for on-balance sheet commitments.

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2018 and 2017, the Company had outstanding loan commitments of $160.5 million and $144.2 million, respectively.

The Company estimates the credit loss exposure for all off-balance sheet credit commitments that are not unconditionally cancellable by the Company using a process consistent with that used in developing the allowance for loan losses for on-balance sheet portfolio loans. The Company estimates future fundings, which may be less than the total unfunded commitment amounts, based on historical funding experience and management’s judgment. Allowance for loan loss factors, which are based on loan type, are applied to these funding estimates to arrive at the reserve balance. Changes in a reserve for unfunded commitments are recognized in other noninterest expense in the consolidated statements of operations and the reserve for unfunded commitments is reported in other liabilities in the consolidated balance sheets. As of and for the year ended December 31, 2018 and 2017, the Company recorded $97 thousand and $0 of reserves for unfunded commitments, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of December 31, 2018 and 2017, commitments under outstanding performance stand-by letters of credit totaled $2.8 million and $447 thousand, respectively. Additionally, but to a much lesser extent, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2018 and 2017, commitments under outstanding financial stand-by letters of credit totaled $40 thousand and $0, respectively. The credit risk of issuing stand-by letters of credit is essentially the same as that involved in extending loans to customers.

The Company has investments in three separate low-income housing equity funds as of December 31, 2018 and 2017. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver federal low-income housing tax credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.3 million and $1.4 million as of December 31, 2018 and 2017, respectively. These investments and related tax benefits have expected terms through 2030. Additional capital calls expected for the funds totaled $944 thousand at December 31, 2018 and are included in other liabilities on the consolidated balance sheets.

Note 16. Leases

Prior to 2018, the Company was party to four long-term leases for retail branches and a lease for its headquarters office. In 2018, the Company entered into six additional long-term real estate leases as follows: (1) two additional office suites at the Company’s headquarters in Richmond, Virginia; (2) an office for the Company’s information technology department also in Richmond; (3) a retail branch location in Virginia Beach, Virginia; (4) a loan production office in Virginia Beach, Virginia; and (5) office space for the Financial Group in Richmond, Virginia. In February 2019, the Company entered into a new lease for an existing retail branch in Richmond, Virginia.

The following table presents future minimum lease payments required under the long-term non-cancelable lease agreements for the periods stated. All leases, with the exception of the new lease for the Financial Group and the retail branch in Richmond, were accounted for as operating leases under ASC 840, Leases, during the year ended December 31, 2018.

2019	$748
2020	696
2021	751
2022	590
2023	351
Thereafter	2,053
Total future minimum lease payments	$5,189

Lease expense for the years ended December 31, 2018 and 2017 was $577 thousand and $377 thousand, respectively.

Note 17. Share-based Compensation

The Company has an equity-based incentive plan, the Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (the “2013 Plan”), which provides for the grant of up to 385,000 shares of the Company’s common stock as awards to employees and members of the board of directors of the Company and its subsidiaries. Prior to shareholder approval of the 2013 Plan, the Company issued equity awards from several other shareholder-approved plans. As of December 31, 2018, there were 145,854 shares available for grant under the 2013 Plan.

Share-based compensation expense related to stock options and restricted stock granted under the 2013 Plan for the years ended December 31, 2018 and 2017 was $102 thousand and $199 thousand, respectively.

During 2018 there were five stock option grants with a total of 17,500 options issued, of which one immediately vested, one vests over one year, two vest over three years, and one was forfeited, compared to 86,790 options granted and fully-vested during 2017. Compensation expense for stock options is based on the estimated fair value of options granted using the Black-Scholes Model, amortized on a straight-line basis over the vesting period of the award. The expected volatility used in the Black-Scholes Model calculations is based on the historical volatility of the Company’s common stock price. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience, and the dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The fair value of options granted during 2018 ranged from $1.73 to $2.09 per option share. The fair value of options granted during 2017 ranged from $1.50 to $1.93 per option share.

The following table presents the variables used in the Black-Scholes Model calculations of the fair value of the stock options for the periods presented.

	For the Year Ended December 31,
	2018	2017
Risk free interest rate (5 year U.S. Treasury)	2.73%	2.10%
Expected dividend yield	0%	1%
Expected term (years)	5	5
Expected volatility	12.5%-15.7%	16.1%-21.7%

The following table presents stock option activity for the periods presented.

	Weighted Average		Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Life (in years)	Intrinsic Value (1)
Options outstanding and exercisable, January 1, 2017	218,300	$6.35	6.00	$378,288
Granted	86,790	10.08
Forfeited	(1,195)	8.43
Exercised	(43,244)	5.85
Expired	(9,625)	13.76
Options outstanding and exercisable, December 31, 2017	251,026	$7.43	6.73	$753,229
Granted	17,500	9.97
Forfeited	(6,805)	10.37
Exercised	(25,491)	5.84
Expired	(9,459)	11.20
Options outstanding, December 31, 2018	226,771	$7.56	6.43	$223,478
Options exercisable, December 31, 2018	214,271	$7.42

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options as of the respective years ended. This amount changes based on changes in the market value of the Company’s common stock.

During 2018 and 2017, the Company awarded 54,796 shares and 15,500 shares of restricted stock, respectively, for a total award value of $534 thousand and $131 thousand, respectively. As of December 31, 2018, 54,796 shares remain unvested and $392 thousand of compensation expense remains unrecognized. Of the 54,796 shares of restricted stock awarded in 2018, 15,000 shares were issued and outstanding as of December 31, 2018, while all of the 15,500 shares of restricted stock awarded in 2017 were issued and outstanding as of December 31, 2018 and 2017. The remaining 39,796 shares of restricted stock in 2018 were awarded pursuant to the Company’s long-term incentive plan (“LTIP”), which covers certain officers of the Company. One half of the LTIP restricted shares granted vest on a straight-line basis over a three-year period (“LTIP Time-based Shares”), while the other half vests at the end of a three-year period contingent on the Company’s achievement of financial goals (“LTIP Performance-based Shares”). The LTIP Time-based Shares are being expensed on a straight-line basis over the three-year vesting period, while the LTIP Performance-based Shares are being expensed on a straight-line basis over a three-year period and expense will be adjusted periodically based on projected achievement of the performance target. The value of the restricted stock awards was calculated by multiplying the fair market value of the Company’s common stock on the grant date by the number of shares awarded. Restricted stock carries voting and dividend rights, if any.

Note 18. Earnings per Share

The following table shows the calculation of basic and diluted earnings (loss) per share and the weighted average number of shares outstanding used in computing earnings per share and the effect on the weighted average number of shares outstanding of dilutive potential common stock. Basic earnings per share amounts are computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and restricted shares. For the year ended December 31, 2018, 86,284 options were not included in computed diluted earnings per share because their effects would have been anti-dilutive. For the year ended December 31, 2017, 251,026 options and 10,500 restricted shares were not included in computing diluted earnings per share because their effects would have been anti-dilutive.

For both computations, the weighted average number of ESOP shares not committed to be released to participant accounts in the ESOP are not assumed to be outstanding. The weighted average ESOP shares excluded from the computation were 154,410  and 117,248 for the years ended December 31, 2018 and 2017, respectively.

	For the Year Ended
	December 31,
	2018	2017
Net income (loss)	$3,878	$(1,272)
Weighted average shares outstanding, basic	13,057,537	9,399,223
Dilutive shares:
Stock options	57,044	—
Restricted shares	7,555	—
Weighted average shares outstanding, dilutive	13,122,136	9,399,223
Basic and diluted earnings (loss) per share	$0.30	$(0.14)

Note 19. Regulatory Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios as set forth in the table below of total common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2018 and 2017, the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2018, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized on such date, an institution must maintain minimum total risk-based, common equity Tier 1capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Effective January 1, 2015, the Bank became subject to new capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the “Basel Committee”), and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of average adjusted assets. The following additional capital requirements related to the capital conservation buffer, which have been phased in over a four-year period. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will be subject to constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As of December 31, 2018 and 2017, ratios of the Bank were in excess of the fully phased-in requirements.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios, and the minimum capital requirement amounts and ratios per the regulatory capital framework, as of the dates stated.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Risk Based Capital
Consolidated	$122,177	13.41%	$72,895	9.875%	N/A	N/A
Virginia Commonwealth Bank	106,077	11.68%	72,661	9.875%	$90,826	10.00%
Tier 1 Capital
Consolidated	107,286	11.77%	54,671	7.875%	N/A	N/A
Virginia Commonwealth Bank	98,078	10.80%	54,496	7.875%	72,661	8.00%
Common Equity Tier 1 Capital
Consolidated	107,286	11.77%	41,003	6.375%	N/A	N/A
Virginia Commonwealth Bank	98,078	10.80%	40,872	6.375%	59,037	6.50%
Tier 1 Capital
Consolidated	107,286	10.28%	41,748	5.875%	N/A	N/A
Virginia Commonwealth Bank	98,078	9.42%	41,631	5.875%	52,039	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Risk Based Capital
Consolidated	$120,091	16.24%	$59,150	8.125%	N/A	N/A
Virginia Commonwealth Bank	93,540	12.70%	58,914	8.125%	$73,642	10.00%
Tier 1 Capital
Consolidated	105,444	14.26%	44,363	7.250%	N/A	N/A
Virginia Commonwealth Bank	85,770	11.65%	44,185	7.250%	58,914	8.00%
Common Equity Tier 1 Capital
Consolidated	105,444	14.26%	33,272	5.750%	N/A	N/A
Virginia Commonwealth Bank	85,770	11.65%	33,139	5.750%	47,868	6.50%
Tier 1 Capital
Consolidated	105,444	10.99%	38,382	5.250%	N/A	N/A
Virginia Commonwealth Bank	85,770	8.97%	38,259	5.250%	47,824	5.00%

Note 20. Accumulated Other Comprehensive Loss, net

The components of accumulated other comprehensive income (loss) are shown in the following table.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2017	$(520)	$(715)	$(1,235)
Change in net unrealized holding losses on available-for-sale securities, before reclassification, net of tax benefit of $30	114	—	114
Reclassification for previously unrealized net gains recognized in income, net of tax expense of $0	(2)	—	(2)
Net gain on pension and post-retirement benefit plans, net of tax expense of $41	—	155	155
Net current period other comprehensive gain (loss)	112	155	267
Tax Cuts and Jobs Act of 2017, reclassification from AOCI to retained earnings	(81)	(107)	(188)
Balance December 31, 2017	(489)	(667)	(1,156)
Change in net unrealized holding loss on available-for-sale securities, net of tax benefit of $203	(763)	—	(763)
Net gain on pension and post-retirement benefit plans, net of tax expense of $157	—	592	592
Balance December 31, 2018	$(1,252)	$(75)	$(1,327)

There was no reclassification for previously unrealized gains or losses on available-for-sale securities or pension and post-retirement benefit plan-related costs during 2018.

The following table presents the reclassification for previously unrealized gains or losses on available-for-sale securities and pension and post-retirement benefit plan-related costs reported in the consolidated statements of comprehensive income (loss) during the period stated.

	Accumulated Other Comprehensive Income (Loss) Reclassification for the Year Ended December 31, 2017
	Holding gains (losses) on Available-for-sale Securities	Pension and Post-retirement benefit plan costs
Net gains on sale of available-for-sale securities	$2	$—
Salaries and employee benefits	—	(81)
Tax benefit	—	28
Impact on net income	$2	$(53)

Note 21. Related Parties

The Company has entered into transactions with certain directors and principal officers of the Company, their immediate families, and/or affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $8.9 million and $7.4 million at December 31, 2018 and 2017, respectively. In the opinion of management, such loans, with the exception of residential mortgages extended to any employee that receives a nominal reduction to the interest rate, were made in the normal course of business on the same terms as those prevailing at the time for comparable transactions.

The following table presents the amount of loans to and repayments on loans to related parties.

Balance, January 1, 2018	$7,354
New loans and extensions to existing loans	2,852
Repayments and other reductions	(1,317)
Balance, December 31, 2018	$8,889

Unfunded commitments to extend credit to related parties were $1.7 million and $3.7 million at December 31, 2018 and 2017, respectively.

The aggregate amount of deposit accounts of related parties at December 31, 2018 and 2017 amounted to $14.0 million and $10.4 million, respectively.

Related parties hold in the aggregate principal amount of $285 thousand of the Company’s subordinated notes, as of December 31, 2018, and at that date, the Company owed these related parties $291.1 thousand in principal and accrued interest with regard to the notes.

Note 22. Fair Value

The Company uses fair value to record certain assets and liabilities and to determine fair value disclosures. Authoritative accounting guidance (ASC 820, Fair Value Measurements) clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value also assumes that the reporting entity would sell the asset or transfer the liability in the principal or most advantageous market.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Available-for-sale securities: Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third-party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases, where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Company engages a third-party to determine the fair value of its available-for-sale securities.

Rabbi Trust: The Company established a rabbi trust for the benefit of participants in the Company’s deferred compensation benefit plan. The assets held by the rabbi trust are invested at the direction of the individual participants and are generally invested in marketable investment securities such as common stocks and mutual funds or short-term investments (e.g., cash) (Level 1). Rabbi trust assets are included in other assets on the consolidated balance sheets.

Mortgage Servicing Rights: The Company owns MSRs from two loan portfolios, one serviced for Fannie Mae and one serviced for Freddie Mac. The MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in the statements of operations.

A third-party model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 12 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of both December 31, 2018 and December 31, 2017. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 133% and 150% as of December 31, 2018 and 2017, respectively. A discount rate of 12.5% and 13.0% was then applied to each pool as of December 31, 2018 and 2017, respectively. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$49,882	$—	$49,882	$—
State and municipal obligations	20,217	—	20,217	—
Corporate bonds	12,133	—	8,462	3,671
Total available-for-sale securities:	$82,232	$—	$78,561	$3,671
Mortgage servicing rights	$977	$—	$—	$977
Rabbi trust assets	$972	$972	$—	$—

		Fair Value Measurements as of December 31, 2017 Using
	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$49,283	$—	$49,283	$—
State and municipal obligations	21,153	—	21,153	—
Corporate bonds	6,717	—	5,217	1,500
Total available-for-sale securities:	$77,153	$—	$75,653	$1,500
Mortgage servicing rights	$999	$—	$—	$999
Rabbi trust assets	$926	$926	$—	$—

The following table presents the change in financial assets valued using level 3 inputs for the periods stated.

	MSRs	Corporate Bonds
Balance, January 1, 2018	$999	$1,500
Purchases	—	1,421
Impairments	—	—
Fair value adjustments	(22)	750
Sales	—	—
Balance, December 31, 2018	$977	$3,671

	MSRs	Corporate Bonds
Balance, January 1, 2017	$671	$—
Purchases	—	—
Acquired in Merger	324	1,500
Impairments	—	—
Fair value adjustments	4	—
Sales	—	—
Balance, December 31, 2017	$999	$1,500

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral, if any, less estimated costs to sell, if the loan is collateral-dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the vast majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned, net: OREO is measured at fair value less estimated costs to sell, generally based on an appraisal conducted by an independent, licensed appraiser, or using other methods such as a brokered price opinion of a third-party real estate agent. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. Fair value adjustments, if any, are recorded in the period incurred and included in other noninterest expense on the consolidated statements of operations.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of the dates stated.

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Impaired loans, net	$4,700	$—	$—	$4,700
Other real estate owned, net	3,597	—	—	3,597

		Fair Value Measurements as of December 31, 2017 Using
	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Impaired loans, net	$3,491	$—	$—	$3,491
Other real estate owned, net	4,284	—	—	4,284

The following tables present quantitative information about Level 3 Fair Value Measurements as of the dates stated.

	Balance as of December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,700	Discounted appraised value	Selling Cost	15% - 20% (16%)
		Lack of Marketability		100% (100%)
		Discounted cash flows	Discount Rate	5%-7% (6%)
Other real estate owned, net	3,597	Discounted appraised value	Selling Cost	5% - 19% (8%)
		Lack of Marketability		9% - 100% (28%)

	Balance as of December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$3,491	Discounted appraised value	Selling Cost	6% - 20% (16%)
		Lack of Marketability		50% - 90% (65%)
		Discounted cash flows	Discount Rate	5%-6% (6%)
Other real estate owned, net	4,284	Discounted appraised value	Selling Cost	3% - 13% (8%)
		Lack of Marketability		10% - 100% (16%)

In the first quarter of 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), which requires public companies to use the exit price when measuring fair value of financial instruments measured at amortized cost. The Company engaged a third-party to assist with the prospective measurement of the fair value of certain assets and liabilities measured on a nonrecurring basis. The fair values as of December 31, 2018 per the table below were calculated using the exit prices, as promulgated by this standard, while the fair values as of December 31, 2017 were calculated using a discounted cash flows method or other methods prior to the adoption of ASU 2016-01; therefore, the tables below are not comparable.

The carrying values of cash and due from banks, interest-earning deposits, federal funds sold or purchased, noninterest-bearing deposits, interest-bearing deposits, and securities sold under repurchase agreements are payable on demand, or are of such short duration, that carrying value approximates market value (Level 1).

The carrying values of certificates of deposit, loans held for sale, and accrued interest receivable are payable on demand, or are of such short duration, that carrying value approximates market value (Level 2).

The carrying value of restricted securities approximates fair value based on the redemption provisions of the issuer.

The fair value of performing loans is estimated by discounting the future cash flows using two sets of data sources. First, recent originations, occurring over the prior twelve months, were evaluated, and second, market data showing originations over the prior three months were evaluated. The selected rate was the greater of the two sources. For all loans other than a selective consumer loan portfolio, credit loss severity rates were calculated using the probability of default and the loss given default percentages derived from market data. For the selective consumer loan portfolio, historical delinquency data were obtained by the servicer of the portfolio. The fair value of impaired loans is measured as described within the Impaired Loans section of this note. The fair value of loans does consider the lack of liquidity and uncertainty in the market that might affect the valuation.

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

Commitments to extend and standby letters of credit are generally not sold or traded. The estimated fair values of off-balance sheet credit commitments, including standby letters of credit and guarantees written, are not readily available due to the lack of cost-effective and reliable measurement methods for these instruments.

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

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2018 Using
	December 31, 2018	December 31, 2018	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,685	$7,685	$7,685	$—	$—
Interest-earning deposits	18,981	18,981	18,981	—	—
Certificates of deposit	3,746	3,746	—	3,746	—
Federal funds sold	625	625	625	—	—
Restricted securities	7,600	7,600	—	—	7,600
Loans receivable, net	894,191	877,114	—	—	877,114
Loans held for sale	368	368	—	368	—
Accrued interest receivable	3,172	3,172	—	3,172	—
Financial Liabilities:
Noninterest-bearing liabilities	$114,122	$114,122	$114,122	$—	$—
Savings and other interest-bearing deposits	359,400	359,400	359,400	—	—
Time deposits	368,670	369,347	—	—	369,347
Securities sold under repurchase agreements	6,089	6,089	6,089	—	—
FHLB advances	100,000	99,727	—	99,727	—
Subordinated notes, net	6,893	7,046	—	—	7,046

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2017 Using
	December 31, 2017	December 31, 2017	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,396	$9,396	$9,396	$—	$—
Interest-earning deposits	41,971	41,971	41,971	—	—
Certificates of deposit	3,224	3,224	—	3,224	—
Federal funds sold	6,961	6,961	6,961	—	—
Restricted securities	5,787	5,787	—	5,787	—
Loans receivable, net	758,726	774,009	—	—	774,009
Loans held for sale	1,651	1,651	—	1,651	—
Accrued interest receivable	3,194	3,194	—	3,194	—
Financial Liabilities:
Noninterest-bearing liabilities	$103,037	$103,037	$103,037	$—	$—
Savings and other interest-bearing deposits	299,820	299,820	299,820	—	—
Time deposits	358,989	356,450	—	—	356,450
Securities sold under repurchase agreements	9,498	9,498	9,498	—	—
FHLB advances	70,000	70,486	—	70,486	—
Subordinated notes, net	6,877	7,000	—	—	7,000

Note 23. Parent Financial Statements

The following tables present condensed financial statements of Bay Banks of Virginia, Inc. for the periods stated.

CONDENSED BALANCE SHEETS	December 31, 2018	December 31, 2017
ASSETS
Cash and due from non-affiliated banks	$15,631	$24,475
Interest-earning deposits	155	609
Certificates of deposit	770	—
Investments in subsidiaries	109,747	96,539
Other assets	2,225	2,002
Total assets	$128,528	$123,625
LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated notes, net of unamortized issuance costs	$6,893	$6,877
Deferred compensation plan	972	901
Other borrowings	1,734	1,129
Other liabilities	1,453	164
Total liabilities	11,052	9,071
Total shareholders’ equity	117,476	114,554
Total liabilities and shareholders’ equity	$128,528	$123,625

	Year ended December 31,
CONDENSED STATEMENTS OF OPERATIONS	2018	2017
Interest income	$—	$2
Interest expense	512	481
Net interest expense	(512)	(479)
Net losses on disposition of other assets	(73)	—
Other income	529	857
Noninterest income	456	857
Noninterest expense	1,659	1,752
Loss before income taxes and equity in undistributed earnings (losses) of subsidiaries	(1,715)	(1,374)
Income tax benefit	(212)	(340)
Loss before equity in undistributed earnings of subsidiaries	(1,503)	(1,034)
Equity in undistributed earnings (losses) of subsidiaries	5,381	(238)
Net income (loss)	$3,878	$(1,272)

	Year ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$3,878	$(1,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	16	17
Share-based compensation expense	102	199
Equity in undistributed (earnings) losses of subsidiaries	(5,381)	238
Increase in other assets	(223)	(324)
Net change in deferred compensation plan	71	340
Increase (decrease) in other liabilities	1,291	(299)
Net cash used in operating activities	(246)	(1,101)
Cash Flows from Investing Activities:
(Purchases) maturities of certificates of deposit	(770)	1,240
Investment in subsidiaries	(8,000)	(8,750)
Net cash used in investing activities	(8,770)	(7,510)
Cash Flows from Financing Activities:
Dividends paid	—	(1,431)
Stock options exercised	149	254
Director stock grant	125	—
(Purchase) issuance of stock, net	(556)	32,803
ESOP loans acquired from VBC	—	911
Net cash (used in) provided by financing activities	(282)	32,537
Net (decrease) increase in cash and due from banks (including interest-earning deposits)	(9,298)	23,926
Cash and cash equivalents (including interest-earning deposits) at beginning of period	25,084	1,158
Cash and cash equivalents (including interest-earning deposits) at end of period	$15,786	$25,084

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2018 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

Remediation of Previously Identified Material Weaknesses

As previously disclosed in our 2017 Annual Report on Form 10-K filed with the SEC on April 9, 2018, we identified material weaknesses during the course of completing the Company’s financial reporting process as of December 31, 2017 and subsequent to the Company’s migration to a new core operating system as part of its 2017 merger with Virginia BanCorp, Inc. The following represent the material weaknesses identified:

•	Failure to meet two COSO criteria:
o

COSO principle number 2: Management establishes, with board oversight, structures, reporting lines, and appropriate authorities in the pursuit of objectives. Financial reporting responsibilities were not clearly communicated which created delays in the release of timely and accurate financial statements.

o

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
•

Lack of sufficient internal controls around the preparation of the tax calculation; specifically, the Company did not maintain effective controls related to review of the deferred tax calculation related to the merger. The deferred tax calculation was not reviewed at a precise or sensitive enough level that could detect a material misstatement; and

•

Inadequate internal controls in the Company’s calculation of the ALL and accurate fair value reporting of the acquisition of loans pertaining to a pool of purchased consumer term loans. Specifically, there was a failure to monitor the realized losses pertaining to a pool of purchased consumer term loans, which provided contrary evidence that the fair value estimated as of the effective date of the merger was sufficient. Other control deficiencies included a lack of documentation on reconciliation of activity in the ALL model to supporting schedules and no documented review of the inputs used in accounting for loans acquired in the merger by management.

Management, with oversight from the Audit Committee, committed to remediating the foregoing material weaknesses identified as of December 31, 2017 and has taken the following steps:

•

The Company hired a new Chief Financial Officer and Controller, both with substantial SEC reporting experience and the expertise required to implement and execute appropriate internal controls over financial reporting. Both are licensed certified public accountants. The Company also has hired additional accounting personnel with qualifications and skills needed to perform their duties as assigned, including two additional licensed certified public accountants. The accounting department was restructured and all members have improved documentation in their job responsibilities.

•

The Company maintains additional controls specifically to address the timely completion of financial reports, which include, but are not limited to, closing calendars, checklists, and review meetings, and periodic reconciliations of all significant accounts, including review of such accounts.

•

To address internal controls around the preparation of the tax calculation, the Company engaged the assistance of a third-party firm in the preparation of the 2018 tax provision calculation. In addition, the new Chief Financial Officer has skills to review the Company’s tax provision.

•

To remediate the material weakness in the Company’s ALL calculation and in accounting for acquired loans, the Company strengthened the monitoring and documentation of these activities, including the following steps: formalized the reconciliation of data flowing into and out of the ALL model; formalized the analysis of period-over-period changes in the ALL; documented in writing the trends and conclusions resulting from the ALL model; analyzed charge-off rates from a pool of purchased consumer loans, which experience high loss rates; and formalized the reconciliation of data flowing to and from the third-party vendor that performs the accounting for acquired loans. In connection with the enhanced controls over the ALL process, the Company previously identified and recorded in the second quarter of 2018 a correction related to the ALL as of December 31, 2017.

As discussed in management’s report above, management has determined that as of December 31, 2018 the remedial steps described above have been satisfactorily implemented. Management has had sufficient time to test the design and operating effectiveness of such remedial measures, and as such, has concluded that the material weakness in financial reporting identified as of December 31, 2017 has been remediated.

In addition, this Annual Report on Form 10-K includes an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Chief Executive Officer and Chief Financial Officer Code of Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer. A copy of the code is filed as Exhibit 14.1 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2018, relating to the Company’s stock-based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	226,771	(1)	$7.56	145,854
Equity compensation plans not approved by shareholders	—		—	—
Total	226,771		$7.56	145,854

(1)

Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock-based compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

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

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to Exhibit 3.1 to the Form 10-K for the year ended December 31, 2002).

3.2	Articles of Amendment to Articles of Incorporation of Bay Banks of Virginia, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-K filed April 9, 2018).

3.3	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 1, 2018).

4.1	Form of 6.50% Subordinated Note (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 2, 2015).

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

10.4

Employment Agreement, dated November 2, 2016, between Bay Banks of Virginia, Inc. and C. Rodes Boyd, Jr. (Incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1 to the Form S-4, Commission File Number 333-214921, filed on January 30, 2017).

10.5

Employment Agreement, dated as of March 12, 2018, by and among Bay Banks of Virginia, Inc., Virginia Commonwealth Bank and Judy C. Gavant (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2018).

10.6	2003 Incentive Stock Option Plan (Incorporated by reference to Exhibit 99.0 to the Form S-8, Commission File Number 333-112947, filed on February 19, 2004).

10.7	2008 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit 99.1 to the Form S-8, Commission File Number 333-155370, filed on November 14, 2008).

10.8	Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Form S-8, Commission File Number 333-189688, filed on June 28, 2013).

10.9

Form of Incentive Stock Option Agreement for the Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to the Form S-8, Commission File Number 333-189688, filed on June 28, 2013).

1010

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

10.12

Form of Securities Purchase Agreement, dated August 29, 2017, by and among Bay Banks of Virginia, Inc. and the purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 1, 2017).

14.1	Code of Ethics (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2019.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 8th day of March, 2019.

PRINCIPAL EXECUTIVE, FINANCIAL, AND ACCOUNTING OFFICERS:

/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer

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

/s/ Vance H. Spilman
Vance H. Spilman
Director