Form 10-Q
period 2019-03-31
BAY BANKS OF VIRGINIA INC
filed 2019-05-08
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  yes    ☒  no

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,314,850 shares of common stock on May 2, 2019.

FORM 10-Q

For the interim period ending March 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018 (1)
(Dollars in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$7,404	$7,685
Interest-earning deposits	23,091	18,981
Certificates of deposit	3,746	3,746
Federal funds sold	182	625
Available-for-sale securities, at fair value	82,030	82,232
Restricted securities	7,804	7,600
Loans receivable, net of allowance for loan losses of $7,858 and $7,902, respectively	910,762	894,191
Loans held for sale	—	368
Premises and equipment, net	21,822	18,169
Accrued interest receivable	3,274	3,172
Other real estate owned, net	3,718	3,597
Bank owned life insurance	19,390	19,270
Goodwill	10,374	10,374
Mortgage servicing rights	923	977
Core deposit intangible	2,013	2,193
Deferred tax asset, net	1,295	1,510
Other assets	6,012	5,927
Total assets	$1,103,840	$1,080,617
LIABILITIES
Noninterest-bearing demand deposits	$112,315	$114,122
Savings and interest-bearing demand deposits	371,587	359,400
Time deposits	372,751	368,670
Total deposits	856,653	842,192
Securities sold under repurchase agreements	7,220	6,089
Federal Home Loan Bank advances	100,000	100,000
Subordinated notes, net of issuance costs	6,897	6,893
Other liabilities	13,133	7,967
Total liabilities	983,903	963,141
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,313,537 and 13,201,682 shares, respectively) (2)	66,568	66,008
Additional paid-in capital	36,493	36,972
Unearned employee stock ownership plan shares	(1,697)	(1,734)
Retained earnings	19,094	17,557
Accumulated other comprehensive loss, net	(521)	(1,327)
Total shareholders’ equity	119,937	117,476
Total liabilities and shareholders’ equity	$1,103,840	$1,080,617

(1)	Derived from audited December 31, 2018 Consolidated Financial Statements.
(2)	Preferred stock is authorized; however, none was outstanding as of March 31, 2019 and December 31, 2018.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2019	March 31, 2018
INTEREST INCOME
Loans, including fees	$11,461	$9,984
Securities:
Taxable	595	397
Tax-exempt	118	120
Federal funds sold	56	74
Interest-bearing deposit accounts	86	98
Certificates of deposit	20	19
Total interest income	12,336	10,692
INTEREST EXPENSE
Deposits	2,809	1,604
Securities sold under repurchase agreements	3	3
Subordinated notes	137	128
Federal Home Loan Bank advances	704	313
Total interest expense	3,653	2,048
Net interest income	8,683	8,644
Provision for loan losses	314	320
Net interest income after provision for loan losses	8,369	8,324
NONINTEREST INCOME
Income from fiduciary activities	214	247
Service charges and fees on deposit accounts	238	135
Wealth management	206	132
Interchange fees, net	101	(8)
Other service charges and fees	29	30
Secondary market sales and servicing	71	133
Increase in cash surrender value of bank owned life insurance	120	127
Net (loss) on disposition of other assets	(1)	(69)
Gain on rabbi trust assets	90	52
Gain on curtailment of post-retirement benefit plan	—	352
Other	22	39
Total noninterest income	1,090	1,170
NONINTEREST EXPENSE
Salaries and employee benefits	4,001	4,106
Occupancy	868	785
Data processing	588	472
Bank franchise tax	216	176
Telecommunications and other technology	207	195
FDIC assessments	216	183
Foreclosed property	43	12
Consulting	115	382
Advertising and marketing	67	68
Directors’ fees	164	168
Audit and accounting	204	363
Legal	83	133
Merger-related	—	363
Core deposit intangible amortization	180	211
Net other real estate owned (gains)	(6)	(141)
Other	684	644
Total noninterest expense	7,630	8,120
Income before income taxes	1,829	1,374
Income tax expense	337	250
Net income	$1,492	$1,124
Basic and diluted earnings per share	$0.11	$0.09

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Net income	$1,492	$1,124
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period	1,020	(1,192)
Deferred tax (expense) benefit	(214)	248
Total other comprehensive income (loss)	806	(944)
Comprehensive income	$2,298	$180

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Loss, net	Equity
Three months ended March 31, 2019
Balance at beginning of period	13,201,682	$66,008	$36,972	$(1,734)	$17,557	$(1,327)	$117,476
Net income	—	—	—	—	1,492	—	1,492
Other comprehensive income	—	—	—	—	—	806	806
Stock options exercised, net	5,173	26	(17)	—	—	—	9
Director stock grant	762	4	2	—	—	—	6
Restricted stock awards	105,920	530	(530)	—	—	—	—
ESOP collateral release	—	—	—	37	—	—	37
Share-based compensation expense	—	—	66	—	—	—	66
Cumulative effect adjustment of adoption of accounting principle	—	—	—	—	45	—	45
Balance at end of period	13,313,537	$66,568	$36,493	$(1,697)	$19,094	$(521)	$119,937

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Loss, net	Equity
Three months ended March 31, 2018
Balance at beginning of period	13,203,605	$66,018	$37,142	$(1,129)	$13,679	$(1,156)	$114,554
Net income	—	—	—	—	1,124	—	1,124
Other comprehensive loss	—	—	—	—	—	(944)	(944)
Stock options exercised, net	19,491	97	16	—	—	—	113
ESOP collateral release	—	—	—	41	—	—	41
Share-based compensation expense	—	—	31	—	—	—	31
Balance at end of period	13,223,096	$66,115	$37,189	$(1,088)	$14,803	$(2,100)	$114,919

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
(Dollars in thousands)	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities
Net income	$1,492	$1,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446	382
Net premium amortization on available-for-sale securities	118	111
Amortization of subordinated notes issuance costs	4	4
Amortization of core deposit intangible	180	211
Accretion of fair value adjustment on acquired time deposits	(34)	(68)
Accretion of fair value adjustments (discounts) on acquired loans	(439)	(503)
Provision for loan losses	314	320
Share-based compensation expense	66	31
Increase in other real estate owned valuation allowance	16	78
Gain on sale of other real estate owned	(22)	(219)
Net loss on the disposition of fixed and other assets	1	69
Decrease in value of mortgage servicing rights	54	69
Originations of loans held for sale (HFS)	(2,344)	(7,189)
Proceeds from HFS loan sales	2,773	8,544
Gain on HFS sold loans	(61)	(118)
Increase in cash surrender value of bank owned life insurance	(120)	(127)
Gain on curtailment of post-retirement benefit plan	—	(352)
(Increase) decrease in other assets and accrued interest receivable	(4,099)	787
Increase in other liabilities	5,110	1,986
Net cash provided by operating activities	3,455	5,140
Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	1,098	816
Purchases of available-for-sale securities	—	(400)
(Purchases) sales of restricted securities, net	(204)	277
Decrease in federal funds sold	443	3,603
Net increase in loans	(16,583)	(24,103)
Proceeds from sale of other real estate owned	22	1,879
Net disposals (purchases) of premises and equipment	27	(580)
Net cash used in investing activities	(15,197)	(18,508)
Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing demand deposits	10,380	20,931
Net increase in time deposits	4,115	14,242
Stock options exercised, net	9	113
Net increase (decrease) in securities sold under repurchase agreements and other borrowings	1,061	(2,947)
Director stock grant	6	—
(Decrease) in Federal Home Loan Bank advances	—	(10,000)
Net cash provided by financing activities	15,571	22,339
Net increase in cash and due from banks	3,829	8,971
Cash and cash equivalents (including interest-earning deposits) at beginning of period	26,666	51,367
Cash and cash equivalents (including interest-earning deposits) at end of period	$30,495	$60,338
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$3,587	$2,166
Income taxes	—	—
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	1,020	(1,192)
Loans transferred to other real estate owned	137	47
Changes in deferred taxes resulting from other comprehensive income transactions	(214)	248
Cumulative effect adjustment of adoption of accounting principle	(45)	—
Employee stock ownership plan transactions	(37)	(41)

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

Bay Banks of Virginia, Inc. (the “Company”) is the holding company for Virginia Commonwealth Bank (the “Bank”), for VCB Financial Group, Inc. (the “Financial Group” or “VCBFG”), and for Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc., the Bank, the Financial Group, and Steptoes Holdings.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to the general practices within the banking industry. In management’s opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or for any other interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Note 2: Amendments to the Accounting Standards Codification

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Accounting Standards Codification (“ASC”) 326), which is new guidance for the accounting for credit losses on instruments within its scope. This ASU introduces a new model for current expected credit losses (“CECL”), which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures, including loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this ASC will replace the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. This ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has a CECL cross-functional working group that is evaluating the effect this ASU will have on the Company’s consolidated financial statements. During 2019, this working group has begun implementation of the standard supported by its third-party vendor.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) (“ASU 2016-02”). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. This ASU is effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is a lessee in several lease agreements, such as for office space, which were considered operating leases and not recognized on its consolidated balance sheet for the year ended December 31, 2018. On January 1, 2019, the Company adopted the requirements of ASU 2016-02, and as part of the transition to the new standard, the Company measured and recognized leases that existed on January 1, 2019 using a modified retrospective approach.

The adoption of ASU 2016-02 resulted in the recognition of operating Right-of-Use (ROU) assets and operating lease liabilities of $3.5 million and $3.8 million, respectively, primarily related to real estate leases for branches and office space and information technology related equipment. The Company does not have any finance leases as stipulated in ASC 842. A cumulative effect adjustment of $45 thousand was recorded upon adoption of ASU 2016-02, which is reflected in the Company’s statement of shareholders’ equity. Refer to Note 7 for additional information and disclosures regarding ASU 2016-02.

Note 3: Securities

The aggregate amortized costs and fair values of available-for-sale securities as of the dates stated were as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$49,965	$74	$(735)	$49,304
State and municipal obligations	20,437	192	(98)	20,531
Corporate bonds	12,187	46	(38)	12,195
Total available-for-sale securities	$82,589	$312	$(871)	$82,030

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$51,126	$35	$(1,279)	$49,882
State and municipal obligations	20,484	60	(327)	20,217
Corporate bonds	12,194	23	(84)	12,133
Total available-for-sale securities	$83,804	$118	$(1,690)	$82,232

Securities with fair values of $18.8 million and $17.5 million were pledged as collateral for securities sold under repurchase agreements as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, all of the securities pledged for repurchase agreements were state and municipal obligations. All of the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $7.2 million and $6.1 million as of March 31, 2019 and December 31, 2018, respectively, and are included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

Securities in an unrealized loss position as of March 31, 2019 and December 31, 2018, by period of the unrealized loss, are shown below. The unrealized loss positions were primarily related to interest rate movements and not the credit quality of the issuers. All agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered.

The following tables provide information on securities in an unrealized loss position as of the dates stated.

		Less than 12 months		12 months or more		Total
March 31, 2019	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	50	$161	$(2)	$40,648	$(733)	$40,809	$(735)
State and municipal obligations	26	660	(3)	6,772	(95)	7,432	(98)
Corporate bonds	4	4,536	(36)	498	(2)	5,034	(38)
Total temporarily impaired securities	80	$5,357	$(41)	$47,918	$(830)	$53,275	$(871)

		Less than 12 months		12 months or more		Total
December 31, 2018	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	54	$2,911	$(22)	$43,843	$(1,257)	$46,754	$(1,279)
State and municipal obligations	39	2,723	(27)	9,119	(300)	11,842	(327)
Corporate bonds	5	5,742	(84)	—	—	5,742	(84)
Total temporarily impaired securities	98	$11,376	$(133)	$52,962	$(1,557)	$64,338	$(1,690)

The following table presents the amortized cost and fair value by contractual maturity of available-for-sale securities as of the dates stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,351	$2,355	$1,080	$1,079
Due after one year but less than five years	47,354	47,006	47,065	46,358
Due after five years but less than ten years	25,015	24,956	26,615	26,149
Due after ten years	7,869	7,713	9,044	8,646
Total available-for-sale securities	$82,589	$82,030	$83,804	$82,232

Restricted Securities

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $5.2 million and $5.1 million as of March 31, 2019 and December 31, 2018, respectively. The Company also has an investment in the Federal Reserve Bank of Richmond (“FRB”) stock, which totaled $2.4 million as of March 31, 2019 and $2.3 million as of December 31, 2018 and a stock investment in the Bank’s primary correspondent bank totaling $220 thousand at March 31, 2019 and December 31, 2018. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost and are periodically evaluated for impairment.

Note 4: Loans

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income and costs, such as deferred fees and costs, charge-offs, and discounts or premiums on acquired or purchased loans. Interest on loans is recognized in earnings over the contractual term of the loan and is calculated using the interest method on principal amounts outstanding. Loan fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan, adjusted for early pay-offs or principal curtailments, as applicable.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off are reversed against interest income at the time the loans are placed in nonaccrual or charged off. Any subsequent interest received on these loans is recognized as interest income under the cash basis method of accounting until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured, or the loan becomes well-secured and in process of collection.

The following table presents a summary of loans as of the dates stated.

	March 31, 2019	December 31, 2018
Mortgage loans on real estate:
Construction, land and land development	$117,502	$109,475
Commercial mortgages (non-owner occupied)	180,007	180,074
Commercial mortgages (owner occupied)	88,644	87,241
Residential first mortgages	303,090	298,894
Residential revolving and junior mortgages	36,251	38,313
Commercial and industrial	173,360	164,608
Consumer	20,095	23,740
Total loans	918,949	902,345
Net unamortized deferred loan (fees)	(329)	(252)
Allowance for loan losses	(7,858)	(7,902)
Loans receivable, net	$910,762	$894,191

As of March 31, 2019 and December 31, 2018, the Company had $234.3 million and $229.1 million, respectively, of loans pledged to the FHLB as collateral for borrowings.

The following tables present the recorded investment for past due, based upon contractual terms, and nonaccrual loans as of the dates stated. A loan past due 90 days or more is generally placed on nonaccrual unless it is both well secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include purchased credit-impaired (“PCI”) loans.

March 31, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Construction, land and land development	$137	$—	$914	$1,051	$116,451	$117,502
Commercial mortgages (non-owner occupied)	—	—	435	435	179,572	180,007
Commercial mortgages (owner occupied)	1,573	23	1,060	2,656	85,988	88,644
Residential first mortgages	2,735	24	1,846	4,605	298,485	303,090
Residential revolving and junior mortgages	179	—	803	982	35,269	36,251
Commercial and industrial	—	—	—	—	173,360	173,360
Consumer	310	—	326	636	19,459	20,095
Total loans	$4,934	$47	$5,384	$10,365	$908,584	$918,949

December 31, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Construction, land and land development	$552	$—	$740	$1,292	$108,183	$109,475
Commercial mortgages (non-owner occupied)	50	—	996	1,046	179,028	180,074
Commercial mortgages (owner occupied)	—	56	1,064	1,120	86,121	87,241
Residential first mortgages	1,341	55	1,361	2,757	296,137	298,894
Residential revolving and junior mortgages	115	—	782	897	37,416	38,313
Commercial and industrial	—	—	48	48	164,560	164,608
Consumer	329	—	215	544	23,196	23,740
Total loans	$2,387	$111	$5,206	$7,704	$894,641	$902,345

Approximately $2.2 million of the $4.9 million of loans 30-89 days past due as of March 31, 2019 was attributable to four loans (two relationships) that were brought current in the second quarter of 2019.

The following tables include an aging analysis, based upon contractual terms, of the recorded investment of PCI loans as of the dates stated, included in the tables above.

March 31, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Construction, land and land development	$23	$—	$—	$23	$1,348	$1,371
Commercial mortgages (non-owner occupied)	—	—	—	—	135	135
Commercial mortgages (owner occupied)	26	23	—	49	232	281
Residential first mortgages	257	24	—	281	3,154	3,435
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	48	48
Total purchased credit-impaired loans	$306	$47	$—	$353	$4,917	$5,270

December 31, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Construction, land and land development	$23	$—	$—	$23	$1,355	$1,378
Commercial mortgages (non-owner occupied)	—	—	—	—	142	142
Commercial mortgages (owner occupied)	—	56	—	56	237	293
Residential first mortgages	92	55	—	147	3,317	3,464
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	46	46
Total purchased credit-impaired loans	$115	$111	$—	$226	$5,097	$5,323

The following table presents the changes in accretable yield for PCI loans for the period stated.

For the Three Months Ended
March 31, 2019
Balance as of December 31, 2018	$1,083
Accretion of acquisition accounting adjustment	(86)
Reclassifications from nonaccretable balance, net	45
Other changes, net	65
Balance as of March 31, 2019	$1,107

Internal Risk Rating Grades

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

Loss – Uncollectible and of such little value that continuance as an asset is not warranted.

The following tables present the Company’s risk rating of loans by loan type as of the dates stated.

March 31, 2019	Construction, Land and Land Development	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$108,907	$176,780	$78,620	$285,717	$34,218	$167,408	$6,306	$857,956
Watch	6,236	2,657	8,644	14,049	905	4,587	13,447	50,525
Special mention	67	—	158	454	—	—	—	679
Substandard	2,292	570	1,222	2,870	1,128	1,365	342	9,789
Doubtful	—	—	—	—	—	—	—	—
Total loans	$117,502	$180,007	$88,644	$303,090	$36,251	$173,360	$20,095	$918,949

December 31, 2018	Construction, Land and Land Development	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$101,007	$174,661	$79,375	$280,663	$35,900	$158,590	$8,144	$838,340
Watch	6,299	4,275	6,522	14,709	1,306	3,802	15,245	52,158
Special mention	68	—	107	1,071	—	893	121	2,260
Substandard	2,101	1,138	1,237	2,451	1,107	1,323	230	9,587
Doubtful	—	—	—	—	—	—	—	—
Total loans	$109,475	$180,074	$87,241	$298,894	$38,313	$164,608	$23,740	$902,345

Note 5: Allowance for Loan Losses

The allowance for loan losses (“ALL”) reflects management’s judgment of probable loan losses inherent in the loan portfolio as of the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter-end. To determine the total ALL, the Company estimates the reserves needed for each homogenous type of the loan portfolio, in addition to loans analyzed individually for impairment. Depending on the nature of each type, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

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

Loans Evaluated for Impairment

The following table presents the ALL by loans evaluated for impairment individually and collectively by loan type as of the dates stated.

March 31, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,151	$—	$120	$1,271
Loans collectively evaluated for impairment	4,108	1,406	1,073	6,587
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$5,259	$1,406	$1,193	$7,858
Loan balances applicable to:
Loans individually evaluated for impairment	$7,444	$—	$120	$7,564
Loans collectively evaluated for impairment	712,828	173,360	19,927	906,115
Purchased credit-impaired loans	5,222	—	48	5,270
Total loans	$725,494	$173,360	$20,095	$918,949
December 31, 2018
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,036	$—	$121	$1,157
Loans collectively evaluated for impairment	3,931	1,374	1,440	6,745
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$4,967	$1,374	$1,561	$7,902
Loan balances applicable to:
Loans individually evaluated for impairment	$7,485	$—	$121	$7,606
Loans collectively evaluated for impairment	701,235	164,608	23,573	889,416
Purchased credit-impaired loans	5,277	—	46	5,323
Total loans	$713,997	$164,608	$23,740	$902,345

The following tables present an analysis of the change in the ALL by loan type for the periods presented.

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Three Months Ended March 31, 2019
Beginning Balance	$4,967	$1,374	$1,561	$7,902
Charge-offs	(54)	—	(407)	(461)
Recoveries	24	1	78	103
Provision (recovery of)	322	31	(39)	314
Ending Balance	$5,259	$1,406	$1,193	$7,858

	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
For the Three Months Ended March 31, 2018
Beginning Balance	$3,864	$878	$3,028	$7,770
Charge-offs	(31)	(14)	(343)	(388)
Recoveries	27	—	194	221
Provision (recovery of)	330	179	(189)	320
Ending Balance	$4,190	$1,043	$2,690	$7,923

Net charge-offs of consumer loans relate primarily to a select portfolio of purchased loans. The recovery of provision in the quarter ended March 31, 2019 was primarily attributable to loan loss factor adjustments in the consumer loan portfolio.

Impaired Loans

The following tables present the Company’s recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, as of the dates stated.

	As of March 31, 2019			As of December 31, 2018
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land and land development	$332	$403	$—	$335	$406	$—
Commercial mortgages (non-owner occupied)	—	—	—	386	386	—
Commercial mortgages (owner occupied)	382	382	—	—	—	—
Residential first mortgages	1,428	1,428	—	—	—	—
Residential revolving and junior mortgages	—	—	—	1,028	1,028	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance	2,142	2,213	—	1,749	1,820	—
With an allowance recorded:
Construction, land and land development	274	274	135	275	275	132
Commercial mortgages (non-owner occupied)	435	435	35	443	443	18
Commercial mortgages (owner occupied)	1,063	1,063	56	1,069	1,069	57
Residential first mortgages	3,029	3,029	641	3,447	3,447	565
Residential revolving and junior mortgages	501	501	284	502	502	264
Commercial and industrial	—	—	—	—	—	—
Consumer	120	120	120	121	121	121
Total impaired loans with allowance recorded	5,422	5,422	1,271	5,857	5,857	1,157
Total impaired loans:
Construction, land and land development	606	677	135	610	681	132
Commercial mortgages (non-owner occupied)	435	435	35	829	829	18
Commercial mortgages (owner occupied)	1,445	1,445	56	1,069	1,069	57
Residential first mortgages	4,457	4,457	641	3,447	3,447	565
Residential revolving and junior mortgages	501	501	284	1,530	1,530	264
Commercial and industrial	—	—	—	—	—	—
Consumer	120	120	120	121	121	121
Total impaired loans	$7,564	$7,635	$1,271	$7,606	$7,677	$1,157

The following table presents the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, for the periods presented.

	For the Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$334	$2	$851	$1
Commercial mortgages (non-owner occupied)	—	—	—	—
Commercial mortgages (owner occupied)	384	6	1,777	7
Residential first mortgages	1,431	19	1,510	17
Residential revolving and junior mortgages	—	—	414	1
Commercial and industrial	—	—	—	—
Consumer	—	—	—	1
Total impaired loans with no allowance	2,149	27	4,552	27
With an allowance recorded:
Construction, land and land development	274	4	500	5
Commercial mortgages (non-owner occupied)	439	23	—	—
Commercial mortgages (owner occupied)	1,066	14	544	6
Residential first mortgages	3,034	33	2,159	10
Residential revolving and junior mortgages	502	3	1,357	3
Commercial and industrial	—	—	97	—
Consumer	121	2	—	—
Total impaired loans with allowance recorded	5,436	79	4,657	24
Total impaired loans:
Construction, land and land development	608	6	1,351	6
Commercial mortgages (non-owner occupied)	439	23	—	—
Commercial mortgages (owner occupied)	1,450	20	2,321	13
Residential first mortgages	4,465	52	3,669	27
Residential revolving and junior mortgages	502	3	1,771	4
Commercial and industrial	—	—	97	—
Consumer	121	2	—	1
Total impaired loans	$7,585	$106	$9,209	$51

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	March 31, 2019	December 31, 2018
Nonaccrual loans	$5,384	$5,206
Nonaccrual loans collectively evaluated for impairment	(1,622)	(2,040)
Nonaccrual impaired loans	3,762	3,166
TDRs on accrual	3,478	4,115
Other impaired loans on accrual	324	325
Total impaired loans	$7,564	$7,606

Troubled Debt Restructuring

For economic or legal reasons related to a borrower’s financial condition, management may grant a concession to a borrower that it would not otherwise consider. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risks, the related loan is classified as a troubled debt restructuring. Management strives to identify borrowers in financial difficulty early and may work with them to modify their loan(s) to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, and other actions intended to minimize the economic loss to the Company.

Loans modified as TDRs are considered impaired and are individually evaluated for impairment for the ALL. The following table presents by loan type information related to loans modified as TDRs for the periods presented.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2019			March 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	—	$—	$—	3	$560	$562

(1)	Modifications were an extension of the loan term.

No loans designated as TDRs subsequently defaulted in the first three months of 2019 or 2018.

The following table presents a roll-forward of accruing and nonaccrual TDRs for the period presented.

	Accruing	Nonaccrual	Total
Balance as of December 31, 2018	$4,115	$1,477	$5,592
Charge-offs	—	—	—
Payments and other adjustments	(21)	(6)	(27)
New TDR designation	—	—	—
Release TDR designation	—	—	—
Transfer	(616)	616	—
Balance as of March 31, 2019	$3,478	$2,087	$5,565

Note 6: Other Real Estate Owned, net

The following table presents the number and carrying values of properties included in other real estate owned (“OREO”) as of the dates stated.

	March 31, 2019		December 31, 2018
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	7	$1,477	6	$1,339
Land	16	1,724	17	1,741
Commercial properties	3	517	3	517
Total other real estate owned, net	26	3,718	26	3,597

There was one $13 thousand residential mortgage loan in the process of foreclosure as of March 31, 2019.

Note 7: Leases

On January 1, 2019, the Company adopted the requirements of ASU 2016-02. As part of the adoption of this accounting standard, the Company evaluated its population of existing real estate and equipment leases as of January 1, 2019. The purpose of this exercise was to determine whether the Company’s existing contractual arrangements constitute a lease, or contains an embedded lease, which would be in scope under ASU 2016-02, and whether such leases would meet the requirements of an operating or financing lease under the new accounting standard. Based on this evaluation, the Company identified 16 operating leases for land, buildings, and equipment with remaining lease terms ranging from one to 10 years. Most of the Company’s leases include renewal options, with renewal terms extending the lease obligation up to as much as five years. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed at lease commencement. As of and for the three months ended March 31, 2019, the Company does not have any leases that meet the standard definition of a finance lease nor does it engage in any sale-leaseback transactions, have any short-term leases, or have any sublease income.

For operating leases, ROU assets and lease liabilities are recognized at the commencement date of the respective lease. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term and are measured as the present value of the lease payments over the lease term. ROU assets are measured as the amount of the lease liability adjusted for certain items such as prepaid lease payments, unamortized lease incentives, and unamortized direct costs. ROU assets are amortized on a straight-line basis less the periodic interest expense adjustment of the lease liability and the amortization is included in occupancy expense in the Company’s consolidated statements of operations. For the three months ended March 31, 2019, operating lease expense totaled $227 thousand. The discount rate used for the present value calculations for lease liabilities was the rate implicit in the lease if determinable, and when the rate was not determinable, the Company used its incremental, collateralized borrowing rate with the FHLB for the period that most closely coincided with the respective lease as of the commencement date of the lease.

The Company recorded ROU assets and lease liabilities of $3.5 million and $3.8 million, respectively, and recorded a cumulative effect adjustment of $45 thousand to retained earnings, upon adoption of ASU 2016-02 effective January 1, 2019. During the first quarter of 2019, the Company commenced a new operating lease for the Richmond, Virginia office of the Financial Group, which resulted in the recognition of an operating ROU asset and lease liability of $826 thousand.

The following table presents the ROU assets and lease liabilities as of the date stated. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

March 31, 2019
Operating lease right-of-use assets	$4,127

Current operating lease liabilities	766
Noncurrent lease liabilities	3,700
Total operating lease liabilities	$4,466

The following table presents the weighted average remaining lease term and discount rate associated with the Company’s operating leases as of the date stated.

March 31, 2019
Weighted average remaining lease term - operating leases	8 years
Weighted average discount rate - operating leases	3.14%

The following table presents a maturity analysis of the Company’s operating lease liabilities for the subsequent periods after March 31, 2019 and in total thereafter.

2019	$663
2020	894
2021	925
2022	547
2023	296
Thereafter	1,746
Total	5,071
Less interest	(605)
Lease liability	$4,466

The following table presents supplemental cash flow information related to the Company’s operating leases for the period stated.

For the Three Months Ended
March 31, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$246
Right-of-use assets obtained in exchange for new operating lease liabilities	$826

As of March 31, 2019, the Company had entered into an additional operating lease for branch office space that had not yet commenced with an estimated ROU asset and lease liability at lease commencement of $478 thousand and $473 thousand, respectively. The Company anticipates this operating lease will commence in 2019 with an expected lease term of 10 years, including the likely exercise of one 5-year renewal option.

As part of the implementation of ASU 2016-02, the Company elected the following practical expedients. The Company elected to retain the operating lease classification for all of its existing leases as of January 1, 2019 under the former lease accounting standard. The Company elected not to reassess whether existing leases contained embedded lease arrangements or whether there were initial directs costs that should have been considered as part of the transition to ASU 2016-02. The Company also elected not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in occupancy expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately. Lastly, the Company has elected to utilize a fair value threshold, such that a contract with an ROU asset or lease obligation below a minimum threshold of $7.5 thousand is excluded from the provisions of ASU 2016-02.

Note 8: Earnings per share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Basic earnings per share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase earnings per common share. For both computations, the weighted average number of employee stock ownership plan (“ESOP”) shares not committed to be released to participant accounts purchased by the ESOP are not assumed to be outstanding. The weighted average ESOP shares excluded from the computation were 210,005 and 161,369 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018, options on 88,784 and 87,548 shares, respectively, were not included in computing diluted earnings per share because their effects would have been anti-dilutive.

	For the Three Months Ended March 31,
	2019	2018
Net income	$1,492	$1,124
Weighted average shares outstanding, basic	12,972,850	13,038,593
Dilutive shares:
Stock options	33,944	67,596
Restricted stock	2,023	25
Weighted average shares outstanding, dilutive	13,008,817	13,106,214
Basic and diluted earnings per share	$0.11	$0.09

Note 9: Borrowings

FHLB Borrowings

As of March 31, 2019 and December 31, 2018, the Bank had $100.0 million of outstanding FHLB borrowings, consisting of two and four advances, respectively. Advances on the FHLB lines are secured by a blanket lien on qualified one-to-four family real estate, commercial real estate, and multifamily residential loans. Immediate available credit, as of March 31, 2019, was $151.0 million against a total line of credit of $269.0 million. As of March 31, 2019, the Bank had $18.0 million of letters of credit issued by FHLB for the benefit of the Virginia Department of the Treasury as collateral for public deposits held by the Bank to comply with the Security of Public Deposits Act. The $18.0 million is not an outstanding borrowing, as of March 31, 2019, but does reduce the available credit under the FHLB credit line.

The following table presents information regarding the two advances outstanding as of March 31, 2019.

			Stated	Maturity
	Balance	Originated	Interest Rate	Date
Adjustable rate hybrid	$10,000	4/12/2013	5.18%	4/13/2020
Fixed rate credit	90,000	3/4/2019	2.55%	4/5/2019
Total FHLB borrowings	$100,000

Subordinated Notes

On May 28, 2015, the Company entered into a purchase agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “notes”) to the accredited investors. The notes have a maturity date of May 28, 2025 and bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a note may declare the principal amount of the notes to be due and immediately payable. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The notes qualify as Tier 2 capital for regulatory reporting. The aggregate carrying value of the notes, including capitalized debt issuance costs, was $6.9 million as of March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019 and 2018, the effective interest rate on the notes was 6.84% and 6.86%, respectively.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock, issued and outstanding, in the Company’s ESOP was $1.7 million as of March 31, 2019 and December 31, 2018 and is included in other liabilities on the consolidated balance sheets. The debt is comprised of five fixed rate-amortizing notes, four of which carry an interest rate of 3.25% and one that carries an interest rate of 4.50% with maturity dates ranging from March 1, 2019 to December 31, 2027, and one variable rate amortizing note with a maturity date of June 14, 2024. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

Note 10: Fair Value Measurements

The Company uses fair value to record certain assets and liabilities and to determine fair value disclosures. Authoritative accounting guidance (ASC 820, Fair Value Measurements (“ASC 820”)) clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value also assumes that the reporting entity would sell the asset or transfer the liability in the principal or most advantageous market.

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

Rabbi trust: The Company has a rabbi trust for the benefit of participants in the company’s deferred compensation benefit plan. The assets held by the rabbi trust are invested at the direction of the individual participants and are generally invested in marketable investment securities such as common stocks and mutual funds or short-term investments (e.g., cash) (Level 1). Rabbi trust assets are included in other assets on the consolidated balance sheets.

Mortgage servicing rights (“MSRs”): The Company currently owns MSRs from two residential loan portfolios, one serviced for Fannie Mae (“FNMA”) and one serviced for Freddie Mac (“FHLMC”). The MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in results of operations.

A third-party model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 12 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of March 31, 2019 and as of December 31, 2018. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 154% and 133% as of March 31, 2019 and December 31, 2018, respectively. A discount rate of 12.5% was then applied to each pool as of March 31, 2019 and as of December 31, 2018. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of March 31, 2019 Using
	Balance as of March 31, 2019	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$49,304	$—	$49,304	$—
State and municipal obligations	20,531	—	20,531	—
Corporate bonds	12,195	—	8,526	3,669
Total available-for-sale securities	$82,030	$—	$78,361	$3,669
Mortgage servicing rights	$923	$—	$—	$923
Rabbi trust assets	$1,062	$1,062	$—

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$49,882	$—	$49,882	$—
State and municipal obligations	20,217	—	20,217	—
Corporate bonds	12,133	—	8,462	3,671
Total available-for-sale securities	$82,232	$—	$78,561	$3,671
Mortgage servicing rights	$977	$—	$—	$977
Rabbi trust assets	$972	$972

The following table presents the change in financial assets valued using Level 3 inputs for the periods stated.

	MSRs	Corporate Bonds
Balance as of January 1, 2019	$977	$3,671
Purchases	—
Impairments	—	—
Fair value adjustments	(54)	(2)
Sales	—	—
Balance as of March 31, 2019	$923	$3,669

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral, if any, less estimated costs to sell, if the loan is collateral-dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

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

The following tables present the Company’s assets that were measured at fair value on a nonrecurring basis as of the dates stated.

		Fair Value Measurements as of March 31, 2019 Using
	Balance as of March 31, 2019	Level 1	Level 2	Level 3
Impaired loans, net	$4,151	$—	$—	$4,151
Other real estate owned, net	3,718	—	—	3,718

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Impaired loans, net	$4,700	$—	$—	$4,700
Other real estate owned, net	3,597	—	—	3,597

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of March 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,151	Discounted appraised value	Selling Cost Lack of Marketability	20%-25% (20%) 100%
		Discounted cash flows	Discount rate	5%-7% (6%)
Other real estate owned, net	3,718	Discounted appraised value	Selling Cost Lack of Marketability	6%-32% (13%) 9%-100% (27%)

	Balance as of December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,700	Discounted appraised value	Selling Cost Lack of Marketability	15%-20% (16%) 100% (100%)
		Discounted cash flows	Discount rate	5%-7% (6%)
Other real estate owned, net	3,597	Discounted appraised value	Selling Cost Lack of Marketability	5%-19% (8%) 9%-100% (28%)

The carrying values of cash and due from banks, interest-earning deposits, federal funds sold or purchased, noninterest-bearing deposits, savings and  interest-bearing deposits, and securities sold under repurchase agreements are payable on demand, or are of such short duration, that carrying value approximates market value (Level 1).

The carrying values of certificates of deposit, loans held for sale, and accrued interest receivable are payable on demand, or are of such short duration, that carrying value approximates market value (Level 2).

The carrying value of restricted securities approximates fair value based on the redemption provisions of the issuer (Level 3).

The fair value of performing loans is estimated by discounting the future cash flows using two sets of data sources. First, recent originations, occurring over the prior twelve months, were evaluated, and second, market data showing originations over the prior three months was evaluated. The selected rate was the greater of the two sources. For all loans other than a selective consumer loan portfolio, credit loss severity rates were calculated using the probability of default and the loss given default percentages derived from market data. For the consumer loan portfolio, historical delinquency data was obtained by the servicer of the portfolio. The fair value of impaired loans is measured as described within the Impaired Loans section of this note. The fair value of loans does consider the lack of liquidity and uncertainty in the market that might affect the valuation (Level 3).

Time deposits are presented at estimated fair value by discounting the future cash flows using recent issuance rates over the prior three months and a market rate analysis of recent offering rates (Level 3).

The fair value of the Company’s subordinated notes is estimated by utilizing recent issuance rates for subordinated debt offerings of similar issuer size (Level 3).

The fair value of the FHLB advances is estimated by discounting the future cash flows using current interest rates offered for similar advances (Level 2).

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

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of March 31, 2019 Using
	March 31, 2019	March 31, 2019	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,404	$7,404	$7,404	$—	$—
Interest-earning deposits	23,091	23,091	23,091	—	—
Certificates of deposit	3,746	3,746	—	3,746	—
Federal funds sold	182	182	182	—	—
Restricted securities	7,804	7,804	—	—	7,804
Loans receivable, net	910,762	896,740	—	—	896,740
Loans held for sale	—	—	—	—	—
Accrued interest receivable	3,274	3,274	—	3,274	—
Financial Liabilities:
Noninterest-bearing demand deposits	112,315	112,315	112,315	—	—
Savings and interest-bearing demand deposits	371,587	330,690	330,690	—	—
Time deposits	372,751	372,921	—	—	372,921
Securities sold under repurchase agreements	7,220	7,220	7,220	—	—
FHLB advances	100,000	99,773	—	99,773	—
Subordinated notes, net	6,897	7,045	—	—	7,045

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2018 Using
	December 31, 2018	December 31, 2018	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,685	$7,685	$7,685	$—	$—
Interest-earning deposits	18,981	18,981	18,981	—	—
Certificates of deposit	3,746	3,746	—	3,746	—
Federal funds sold	625	625	625	—	—
Restricted securities	7,600	7,600	—	—	7,600
Loans receivable, net	894,191	877,114	—	—	877,114
Loans held for sale	368	368	—	368	—
Accrued interest receivable	3,172	3,172	—	3,172	—
Financial Liabilities:
Noninterest-bearing demand deposits	114,122	114,122	114,122	—	—
Savings and interest-bearing demand deposits	359,400	359,400	359,400	—	—
Time deposits	368,670	369,347	—	—	369,347
Securities sold under repurchase agreements	6,089	6,089	6,089	—	—
FHLB advances	100,000	99,727	—	99,727	—
Subordinated notes, net	6,893	7,046	—	—	7,046

Note 11: Changes in Accumulated Other Comprehensive Income (Loss), net

The components of accumulated other comprehensive income (loss), net of deferred taxes, are presented in the following table for the period presented.

	For the Three Months Ended March 31, 2019
	Net Unrealized Losses on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2019	$(1,252)	$(75)	$(1,327)
Change in net unrealized holding gain (loss) on available-for-sale securities, net of deferred tax expense of $214	806	—	806
Balance as of March 31, 2019	$(446)	$(75)	$(521)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc. (the “Company”), the holding company for Virginia Commonwealth Bank (the “Bank”) and VCB Financial Group, Inc. (the “Financial Group”). This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the Company’s plans, obligations, expectations and intentions, and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); the quality or composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies, and guidelines; changes in banking, tax, and other laws and regulations and interpretations or guidance thereunder; and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the 2018 Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

GENERAL

All dollar amounts included in the tables of this discussion are in thousands, except per share data, unless otherwise stated. There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2018 Form 10-K.

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net income for the three months ended March 31, 2019 and 2018 was $1.5 million and $1.1 million, respectively, an increase of $368 thousand. Diluted earnings per share was $0.11 for the three months ended March 31, 2019 compared to $0.09 for the three months ended March 31, 2018.

•

Income before income taxes was $1.8 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively, which included $0 and $363 thousand of merger-related costs, respectively.

•	Return on average assets (annualized) increased to 0.55% for the three months ended March 31, 2019 from 0.46% for the comparable 2018 period.
•	Return on average equity (annualized) increased to 5.05% for the three months ended March 31, 2019 from 3.92% for the comparable 2018 period.
•	Total assets increased $23.2 million to $1.10 billion as of March 31, 2019 from $1.08 billion as of December 31, 2018.
•

Net loans increased by $16.6 million, an annualized growth rate of over 7%, during the first three months of 2019. Excluding the pay-down of approximately $16.4 million in the first three months of 2019 of purchased portfolio loans, including those acquired in the merger with Virginia BanCorp, Inc. on April 1, 2017 (the “Merger”), net loan growth on an annualized basis was approximately 14.5% in the quarter ended March 31, 2019.

•	Total deposits increased by $14.5 million, an annualized growth rate of over 6%, to $856.7 million as of March 31, 2019 from $842.2 million as of December 31, 2018.

•	The ratio of nonperforming assets to total assets increased 1 basis point to 0.82% as of March 31, 2019 from 0.81% as of December 31, 2018.
•

Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks, as of March 31, 2019, with a total capital ratio and tier 1 leverage ratio of 12.60% and 10.09%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents average interest-earning assets and interest-bearing liabilities, taxable-equivalent yields on such assets, and rates (costs) paid on such liabilities, net interest margin (“NIM”), and net interest spread, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the For the Three Months Ended March 31,
	2019			2018			2019 Compared to 2018
	'Average	Income/	Yield/	Average	Income/	'Yield/	Income/ Expense	Variance Attributable to (8)
	Balance	Expense	Cost	Balance	Expense	Cost	Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$70,263	$595	3.43%	$61,303	$397	2.59%	$198	$141	$57
Tax-exempt securities (1)	19,257	149	3.15%	20,741	152	2.94%	(3)	8	(11)
Total securities	89,520	744	3.37%	82,044	549	2.68%	195	149	46
Gross loans (2) (3)	907,606	11,461	5.12%	772,009	9,984	5.17%	1,477	(253)	1,730
Interest-earning deposits and federal funds sold	23,186	142	2.48%	47,714	172	1.44%	(30)	57	(87)
Certificates of deposits	3,746	20	2.17%	3,224	19	2.36%	1	(2)	3
Total interest-earning assets	1,024,058	12,367	4.90%	904,991	10,724	4.74%	$1,643	$(49)	$1,692
Noninterest-earning assets	64,122			77,625
Total average assets	$1,088,180			$982,616
INTEREST-BEARING LIABILITIES:
Savings deposits	$57,502	$42	0.30%	$64,258	$44	0.27%	$(2)	$3	$(5)
Demand deposits	75,266	35	0.19%	85,450	41	0.19%	(6)	(1)	(5)
Time deposits (4)	369,629	1,826	2.00%	366,392	1,215	1.33%	611	600	11
Money market deposits	236,399	906	1.55%	149,056	304	0.82%	602	426	176
Total deposits	738,796	2,809	1.54%	665,156	1,604	0.98%	1,205	1,028	177
Securities sold under repurchase agreements	6,217	3	0.20%	7,651	3	0.00%	—	—	—
Subordinated notes and ESOP debt	8,598	137	6.46%	8,006	128	6.40%	9	—	9
FHLB advances	100,000	704	2.86%	67,000	313	1.87%	391	239	152
Total interest-bearing liabilities	853,611	3,653	1.74%	747,813	2,048	1.10%	$1,605	$1,267	$338
Noninterest-bearing deposits	108,916			112,978
Other noninterest-bearing liabilities	7,554			7,089
Total average liabilities	970,081			867,880
Average shareholders' equity	118,099			114,736
Total average liabilities and shareholders' equity	$1,088,180			$982,616
Net interest income and NIM (5)		$8,714	3.45%		$8,676	3.83%	$38	$(1,316)	$1,354
Total cost of funds (6)			1.54%			0.95%
Net interest spread (7)			3.16%			3.64%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value adjustments (discounts) on loans of $439 thousand and $503 thousand for the three months ended March 31, 2019 and 2018, respectively.
(4)	Includes amortization of fair value adjustments on time deposits of $34 thousand and $68 thousand for the three months ended March 31, 2019 and 2018, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

(6)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.
(7)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(8)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Interest income for the three months ended March 31, 2019, on a taxable-equivalent basis, was $12.4 million, an increase of $1.6 million from the first quarter of 2018, primarily driven by higher average interest-earning assets of $1.02 billion in the 2019 period compared to $905.0 million in the 2018 period, an increase of $119.1 million. This increase in average interest-earning assets was primarily attributable to higher average loan balances in the 2019 period of $135.6 million. Interest income in the first quarter of 2018 also included approximately $300 thousand of additional fee income and other adjustments, a portion of which was reversed in the second quarter of 2018.

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

Average interest-earning assets comprised 94.1% and 92.1% of the Company’s average assets for the three months ended March 31, 2019 and 2018, respectively.

Interest expense for the three months ended March 31, 2019 was $3.7 million, an increase of $1.6 million from the first quarter of 2018, primarily driven by higher costs of interest-bearing liabilities. Average interest-bearing liabilities grew by $105.8 million to $853.6 million in the 2019 period compared to $747.8 million in the 2018 period. This increase in average interest-bearing liabilities was primarily attributable to deposit growth, particularly money market deposits, which grew $87.3 million. Higher costs of deposits (1.54% and 0.98% for the first quarters of 2019 and 2018, respectively) were primarily due to competition for deposits in the Company’s markets, higher interest rates in general, and the repricing of maturing time deposits. In addition, higher rates were paid on higher balances of Federal Home Loan Bank of Atlanta (“FHLB”) advances (2.86% and 1.87% for the first quarters of 2019 and 2018, respectively).

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

Due to the changes in interest income and interest expense discussed above, net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2019 was $8.7 million, an increase of $38 thousand from the three months ended March 31, 2018.

Net interest margin was 3.45% and 3.83% for the three months ended March 31, 2019 and 2018, respectively. This decrease was primarily attributable to the increase in costs of interest-bearing liabilities, as noted above, the effect of interest income adjustments in the 2018 period, also noted above, and lower accretion of fair value adjustments (discounts) on acquired loans ($439 thousand and $503 thousand for 2019 and 2018, respectively). Excluding the acquisition accounting adjustments on loans and time deposits, net interest margin was 3.26% in the 2019 period compared to 3.58% in the 2018 period.

The following table presents the effect of acquisition accounting adjustments (accretion of loan discounts and amortization of acquired time deposits) on net interest margin for the periods stated.

	Three Months Ended
	March 31, 2019	March 31, 2018
Net interest margin	3.45%	3.83%
Acquisition accounting adjustments effect (1)	0.19%	0.25%
Net interest margin excluding the effect of acquisition accounting adjustments	3.26%	3.58%

(1)

Acquisition accounting adjustments for the three months ended March 31, 2019 include accretion of discounts on acquired loans and amortization of premium on acquired time deposits of $439 thousand and $34 thousand, respectively. Acquisition accounting adjustments for the three months ended March 31, 2018 include accretion of discounts on acquired loans and amortization of premium on acquired time deposits of $503 thousand and $68 thousand, respectively.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $314 thousand for the three months ended March 31, 2019, while the provision for loan losses was $320 thousand in the same period of 2018. Provision for loan losses in the first quarter of 2019 was primarily attributable to an increase of approximately $16.5 million of gross loans in the quarter.

NONINTEREST INCOME

The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change
Income from fiduciary activities	$214	$247	$(33)	(13.4%)
Service charges and fees on deposit accounts	238	135	103	76.3%
Wealth management	206	132	74	56.1%
Interchange fees, net	101	(8)	109	(N/M
Other service charges and fees	29	30	(1)	(3.3%)
Secondary market sales and servicing	71	133	(62)	(46.6%)
Increase in cash surrender value of bank owned life insurance	120	127	(7)	(5.5%)
Net (loss) on disposition of other assets	(1)	(69)	68	98.6%
Gain on rabbi trust assets	90	52	38	(73.1%)
Gain on curtailment of post-retirement benefit plan	—	352	(352)	(100.0%)
Other	22	39	(17)	(43.6%)
Total noninterest income	$1,090	$1,170	$(80)	(6.8%)

Contributing to lower noninterest income in the 2019 period was a gain on the curtailment of the Company’s post-retirement benefit plan of $352 thousand in the 2018 period. Partially offsetting this decline was higher service charges and fees on deposit accounts and interchange fee income, net, in the first quarter of 2019 of $103 thousand and $109 thousand, respectively. The increase in service charges and fees on deposit accounts was primarily attributable to lower fee income collected in the first quarter of 2018 due to fee waivers after the core operating system conversion (as a result of the Merger) occurring in the fourth quarter of 2017. Interchange fee income, net, in the first quarter of 2018 was understated by approximately $90 thousand due to core operating system conversion issues, resulting in amounts being incorrectly reported in the consolidated balance sheet as March 31, 2018, which was corrected in the Company’s 2018 second quarter Form 10-Q. Lower secondary market sales and servicing income in the first quarter of 2019 was primarily due to a lower volume of secondary market sales in the period.

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense and the dollar and percentage change for the periods presented.

	Three Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change
Salaries and employee benefits	$4,001	$4,106	$(105)	(2.6%)
Occupancy	868	785	83	10.6%
Data processing	588	472	116	24.6%
Bank franchise tax	216	176	40	22.7%
Telecommunications and other technology	207	195	12	6.2%
FDIC assessments	216	183	33	18.0%
Foreclosed property	43	12	31	258.3%
Consulting	115	382	(267)	(69.9%)
Advertising and marketing	67	68	(1)	(1.5%)
Directors’ fees	164	168	(4)	(2.4%)
Audit and accounting	204	363	(159)	(43.8%)
Legal	83	133	(50)	(37.6%)
Merger-related	—	363	(363)	(100.0%)
Core deposit intangible amortization	180	211	(31)	(14.7%)
Net other real estate owned (gains)	(6)	(141)	135	95.7%
Other	684	644	40	6.2%
Total noninterest expense	$7,630	$8,120	$(490)	(6.0%)

Noninterest expenses in the first quarter of 2018 included $363 thousand of merger-related expenses, while there were no merger-related expenses in the first quarter of 2019. Costs associated with the succession of the Company’s Chief Financial Officer and costs related to fees incurred in the first quarter of 2018 in the completion of the company’s 2017 year-end financial reporting totaled approximately $1.0 million, which were primarily reported in salaries and employee benefits, consulting, and audit and accounting. Higher noninterest expenses in the first quarter of 2019 compared to the same period of 2018, when excluding these items, were primarily due to the Company’s expansion into the Hampton Roads market, expansion of the Financial Group in the Richmond, Virginia market, and costs for general infrastructure to support the Company’s growing operations. Additionally, the first quarter of 2018 included a net gain on the sale of other real estate owned of $141 thousand compared to a $6 thousand gain in the first quarter of 2019.

The following table presents income tax expense and effective income tax rate for the periods presented.

	Three Months Ended
	March 31, 2019	March 31, 2018
Income tax expense	$337	$250
Effective income tax rate	18.4%	18.2%

ASSET QUALITY

Loans charged-off during the first quarter of 2019, net of recoveries, totaled $358 thousand compared to $167 thousand for the first quarter of 2018. This resulted in an increase in the annualized net charge-off ratio to 0.16% for the first quarter of 2019 compared to 0.09% for the first quarter of 2018.

The ratio of allowance for loan losses (“ALL”) to gross loans was 0.86% as of March 31, 2019 compared to 0.88% as of December 31, 2018.

The following table presents certain asset quality measures as of the dates stated.

	March 31, 2019	December 31, 2018
Loans 90 days or more past due and still accruing (1)	$—	$—
Nonaccrual loans (1)	5,384	5,206
Total nonperforming loans	5,384	5,206
Other real estate owned, net	3,718	3,597
Total nonperforming assets	$9,102	$8,803
Allowance for loan losses	$7,858	$7,902
ALL to gross loans	0.86%	0.88%
Nonperforming assets to total assets	0.82%	0.81%
Nonperforming loans to gross loans	0.59%	0.58%

(1)	Excludes PCI loans.

FINANCIAL CONDITION

Total assets increased by $23.2 million to $1.10 billion as of March 31, 2019 from $1.08 billion as of December 31, 2018, primarily due to net loan growth in the first three months of 2019 of $16.6 million. Cash, including federal funds sold and interest-earning deposits, was $30.7 million and $27.2 million as of March 31, 2019 and December 31, 2018, respectively.

The following tables present information about the Company’s securities portfolio on a taxable-equivalent basis as of the dates stated. The decrease in fair value of $202 thousand from December 31, 2018 in the available-for-sale securities portfolio was primarily attributable to principal amortization, partially offset by a decrease in unrealized losses of $1.0 million primarily due to a decrease in long-term interest rates. As of March 31, 2019 and December 31, 2018, available-for-sale securities represented 7.4% and 7.6% of total assets, respectively.

	March 31, 2019
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$49,965	$49,304	6.6	2.31%
State and municipal obligations	20,437	20,531	5.0	3.15%
Corporate bonds	12,187	12,195	4.7	5.72%
Total available-for-sale securities	82,589	82,030	5.4	3.03%
Restricted securities	7,804	7,804	n/a	7.07%
Total securities	$90,393	$89,834		3.37%

	December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$51,126	$49,882	6.1	2.28%
State and municipal obligations	20,484	20,217	6.3	3.15%
Corporate bonds	12,194	12,133	5.2	5.62%
Total available-for-sale securities	83,804	82,232	5.9	2.87%
Restricted securities	7,600	7,600	n/a	5.75%
Total securities	$91,404	$89,832		3.08%

The following table presents the Company’s composition of loans in dollar amounts and as a percentage of total loans as of the dates stated.

	March 31, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans on real estate:
Construction, land and land development	$117,502	12.9%	$109,475	12.2%
Commercial mortgages (non-owner occupied)	180,007	19.6%	180,074	20.0%
Commercial mortgages (owner occupied)	88,644	9.6%	87,241	9.7%
Residential first mortgages	303,090	32.9%	298,894	33.1%
Residential revolving and junior mortgages	36,251	3.9%	38,313	4.2%
Commercial and industrial	173,360	18.9%	164,608	18.2%
Consumer	20,095	2.2%	23,740	2.6%
Total loans	918,949	100.0%	902,345	100.0%
Net unamortized deferred loan (fees)	(329)		(252)
Allowance for loan losses	(7,858)		(7,902)
Loans receivable, net	$910,762		$894,191

During the three months ended March 31, 2019, gross loans increased by $16.6 million, an annualized growth rate over 7%, from December 31, 2018. Excluding the pay-down of approximately $16.4 million in the first three months of 2019 of purchased portfolio loans, including those acquired in the Merger, gross loan growth for the quarter ended March 31, 2019 on an annualized basis was approximately 14.5%. The largest components of this increase were an $8.8 million increase in commercial and industrial loans, an $8.0 million increase in construction, land, and land development loans, a $4.2 million increase in residential first mortgages, and a $1.3 million increase in owner-occupied commercial mortgages, partially offset by a $3.6 million decline in consumer loans. In the first quarter of 2019, the Company began intentionally slowing loan growth to preserve liquidity for higher yielding assets.

The following table presents the Company’s ALL by loan type and the percent of loans in each category to total loans as of the dates stated.

	March 31, 2019		December 31, 2018
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Mortgage loans on real estate	$5,259	78.9%	$4,967	79.2%
Commercial and industrial	1,406	18.9%	1,374	18.2%
Consumer	1,193	2.2%	1,561	2.6%
Total allowance for loan losses	$7,858	100.0%	$7,902	100.0%

Allowance for loan losses decreased by $44 thousand since December 31, 2018 to $7.9 million as of March 31, 2019, primarily due to charge-offs (net of recoveries) of $358 thousand, almost exclusively for a select portfolio of purchased consumer loans, partially offset by loan loss provision of $314 thousand.

Other real estate owned, net, as of March 31, 2019 was $3.7 million, consisting of 26 properties (16 of which were land lots), compared to $3.6 million in OREO (26 properties) as of December 31, 2018, or a $121 thousand increase. This increase was primarily attributable to the addition of one residential property ($138 thousand carrying amount) in the first quarter of 2019, partially offset by the disposal of one land lot.

As of March 31, 2019, total deposits were $856.7 million compared to $842.2 million at December 31, 2018, a $14.5 million (or 6% annualized) increase. The increase was primarily due to an increase of $12.2 million in savings and interest-bearing demand deposits and a $4.1 million increase in time deposits.

Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of March 31, 2019 are presented in the following table.

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$18,041	$25,416	$62,435	$103,694	$209,586	24.5%

As of March 31, 2019, the Company had one fixed rate FHLB advance totaling $90.0 million and one variable rate FHLB advance of $10.0 million outstanding. As of December 31, 2018, the Company had three fixed rate FHLB advances totaling $90.0 million and one variable rate FHLB advance of $10.0 million outstanding. The following table presents various information regarding FHLB advances as of and for the periods presented.

	Three Months Ended March 31, 2019				Twelve Months Ended December 31, 2018
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB advances	$100,000	$100,000	$100,000	2.86%	$100,000	$100,000	$71,753	2.38%

LIQUIDITY

Liquidity represents an institution’s ability to meet present and future financial obligations (such as commitments to fund loans or meet depositors’ requirements) through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-earning deposits with other banks, federal funds sold, and investments and loans maturing within one year. The Company’s ability to obtain deposits and purchase funds at favorable rates are major factors for liquidity. Management believes that the Company maintains overall liquidity that is sufficient to satisfy its depositors’ requirements and its customers’ credit needs.

At March 31, 2019, cash and cash equivalents totaled $30.7 million; investment securities maturing in one year or less totaled $2.5 million, and loans maturing in one year or less totaled $208.0 million. This resulted in a liquidity ratio as of March 31, 2019 of 21.8% compared to 21.5% as of December 31, 2018. The Company determines this ratio by dividing the sum of cash and cash equivalents, and investment securities and loans maturing in one year or less, by total assets.

The Company has a line of credit with the FHLB of $269.0 million, with $151.0 million available as of March 31, 2019, and federal funds lines of credit with correspondent banks totaling $21.0 million. Federal funds lines of credit are uncommitted and can be cancelled at any time by the lending bank.

As of March 31, 2019, the Company was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on liquidity.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised primarily of outstanding common stock, additional paid-in capital, and retained earnings.
Shareholders’ equity is primarily affected by net income and net unrealized gains or losses on available-for-sale securities (net of tax). The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Another factor affecting accumulated other comprehensive income (loss) is changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in said plan obligations. Shareholders’ equity before accumulated other comprehensive loss was $120.5 million as of March 31, 2019 compared to $118.8 million as of December 31, 2018. The increase of $1.7 million was primarily attributable to net income of $1.5 million for the three months ended March 31, 2019. Accumulated other comprehensive loss, net, increased by $806 thousand from December 31, 2018 to March 31, 2019, primarily due to a decrease in unrealized net losses (net of tax) in the Company’s available-for-sale securities portfolio, primarily due to increasing long-term interest rates.

Book value per share of the Company’s common stock, including accumulated other comprehensive loss, increased to $9.01 as of March 31, 2019 from $8.90 as of December 31, 2018.

The Bank is subject to minimum regulatory capital ratios as defined by the Federal Reserve. As of March 31, 2019, the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank was well-capitalized by these guidelines.

The Bank is required to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 Capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 Capital ratio of 6.0% of risk-weighted assets; (iii) a Total Risked-based Capital ratio of 8.0% of risk-weighted assets; and (iv) a Leverage ratio of 4.0% of total assets. The following additional capital requirements related to the “capital conservation buffer” have been phased in over a four-year period, beginning on January 1, 2016. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of 7.0% upon full implementation, (ii) a minimum ratio of Tier 1 Capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 Capital ratio of 8.5% upon full implementation, (iii) a minimum ratio of Total Risk-based Capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Total Risk-based Capital ratio of 10.5% upon full implementation, and (iv) a minimum Leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement was phased in beginning January 1, 2016, increasing by 0.625% each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The following table presents capital ratios for the Bank, minimum capital ratios required, and ratios defined as “well-capitalized” by the Bank’s regulators as of the dates stated.

As of March 31, 2019	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	12.60%	10.50%	10.00%
Tier 1 capital	11.74%	8.50%	8.00%
Common equity tier 1	11.74%	7.00%	6.50%
Tier 1 leverage ratio	10.09%	4.00%	5.00%

As of December 31, 2018	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	11.68%	9.875%	10.00%
Tier 1 capital	10.80%	7.875%	8.00%
Common equity tier 1	10.80%	6.375%	6.50%
Tier 1 leverage ratio	9.42%	4.000%	5.00%

OFF BALANCE SHEET COMMITMENTS AND CONTINGENCIES

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

The following table presents the Company’s off balance sheet commitments as of the dates stated.

	March 31, 2019	December 31, 2018
Total loan commitments outstanding	$156,786	$160,479
Stand-by letters of credit	2,879	2,848

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2018 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, Amendments to the Accounting Standards Codification, in the Notes to the Consolidated Financial Statements contained in Item 1 of this report, for information related to the adoption of amendments to the Accounting Standards Codification.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s reports and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, as of March 31, 2019.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in the 2018 Form 10-K.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 8, 2019	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)