Form 10-Q
period 2019-06-30
BAY BANKS OF VIRGINIA INC
filed 2019-08-08
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,332,484 shares of common stock on August 2, 2019.

FORM 10-Q

For the interim period ending June 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands, except share data)	June 30, 2019	December 31, 2018 (1)
ASSETS
Cash and due from banks	$8,139	$7,685
Interest-earning deposits	15,869	18,981
Federal funds sold	596	625
Certificates of deposit	3,498	3,746
Available-for-sale securities, at fair value	81,169	82,232
Restricted securities	6,769	7,600
Loans receivable, net of allowance for loan losses of $7,479 and $7,902, respectively	909,913	894,191
Loans held for sale	593	368
Premises and equipment, net	21,001	18,169
Accrued interest receivable	3,191	3,172
Other real estate owned, net	3,168	3,597
Bank owned life insurance	19,511	19,270
Goodwill	10,374	10,374
Mortgage servicing rights	916	977
Core deposit intangible	1,840	2,193
Deferred tax asset, net	1,128	1,510
Other assets	6,585	5,927
Total assets	$1,094,260	$1,080,617
LIABILITIES
Noninterest-bearing demand deposits	$116,229	$114,122
Savings and interest-bearing demand deposits	374,175	359,400
Time deposits	385,218	368,670
Total deposits	875,622	842,192
Securities sold under repurchase agreements	6,983	6,089
Federal Home Loan Bank advances	70,000	100,000
Subordinated notes, net of issuance costs	6,902	6,893
Other liabilities	12,136	7,967
Total liabilities	971,643	963,141
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,332,484 and 13,201,682 shares, respectively) (2)	66,662	66,008
Additional paid-in capital	36,699	36,972
Unearned employee stock ownership plan shares	(1,668)	(1,734)
Retained earnings	20,817	17,557
Accumulated other comprehensive income (loss), net	107	(1,327)
Total shareholders’ equity	122,617	117,476
Total liabilities and shareholders’ equity	$1,094,260	$1,080,617

(1)	Derived from audited December 31, 2018 Consolidated Financial Statements.
(2)	Preferred stock is authorized; however, none was outstanding as of June 30, 2019 and December 31, 2018.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
INTEREST INCOME
Loans, including fees	$11,458	$9,745	$22,919	$19,729
Securities:
Taxable	577	497	1,172	894
Tax-exempt	97	117	214	237
Federal funds sold	18	52	25	126
Interest-earning deposit accounts	152	80	288	178
Certificates of deposit	19	17	39	36
Total interest income	12,321	10,508	24,657	21,200
INTEREST EXPENSE
Deposits	3,088	1,796	5,896	3,400
Securities sold under repurchase agreements	4	4	7	7
Subordinated notes	138	128	275	256
Federal Home Loan Bank advances	614	386	1,319	699
Total interest expense	3,844	2,314	7,497	4,362
Net interest income	8,477	8,194	17,160	16,838
Provision for (recovery of) loan losses	62	(348)	376	(28)
Net interest income after provision for loan losses	8,415	8,542	16,784	16,866
NONINTEREST INCOME
Income from fiduciary activities	206	198	420	445
Service charges and fees on deposit accounts	246	152	484	287
Wealth management	262	282	469	414
Interchange fees, net	121	124	222	116
Other service charges and fees	27	30	56	61
Secondary market sales and servicing	267	243	339	376
Increase in cash surrender value of bank owned life insurance	121	124	240	251
Net losses on sale of available-for-sale securities	(2)	—	(2)	—
Net loss on disposition of other assets	(1)	—	(1)	(69)
Gain (loss) on rabbi trust assets	40	(25)	130	27
Gain on curtailment of post-retirement benefit plan	—	—	—	352
Other	8	35	28	74
Total noninterest income	1,295	1,163	2,385	2,334
NONINTEREST EXPENSE
Salaries and employee benefits	3,892	4,273	7,893	8,379
Occupancy	837	874	1,705	1,659
Data processing	609	834	1,197	1,306
Bank franchise tax	230	177	446	353
Telecommunications and other technology	262	166	469	362
FDIC assessments	162	187	378	370
Foreclosed property	19	53	62	65
Consulting	147	341	262	723
Advertising and marketing	109	153	176	221
Directors’ fees	213	68	377	236
Audit and accounting	189	240	393	603
Legal	27	119	110	249
Merger-related	—	—	—	363
Core deposit intangible amortization	173	203	353	414
Net other real estate owned loss (gains)	72	84	66	(57)
Other	651	790	1,335	1,437
Total noninterest expense	7,592	8,562	15,222	16,683
Income before income taxes	2,118	1,143	3,947	2,517
Income tax expense	395	197	732	447
Net income	$1,723	$946	$3,215	$2,070
Basic and diluted earnings per share	$0.13	$0.07	$0.25	$0.16

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$1,723	$946	$3,215	$2,070
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities arising during the period	793	(272)	1,814	(1,467)
Deferred tax (expense) benefit	(167)	57	(382)	308
Reclassification of net available-for-sale securities losses recognized in net income	2	—	2	—
Total other comprehensive income (loss)	628	(215)	1,434	(1,159)
Comprehensive income	$2,351	$731	$4,649	$911

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Income (Loss), net	Equity
Balances at December 31, 2018	13,201,682	$66,008	$36,972	$(1,734)	$17,557	$(1,327)	$117,476
Net income	—	—	—	—	3,215	—	3,215
Other comprehensive income	—	—	—	—	—	1,434	1,434
Stock options exercised, net	5,173	26	(17)	—	—	—	9
Director stock grant	18,396	92	56	—	—	—	148
Restricted stock awards	107,233	536	(536)	—	—	—	—
ESOP collateral release	—	—	—	66	—	—	66
Share-based compensation expense	—	—	224	—	—	—	224
Cumulative effect adjustment of adoption of accounting principle	—	—	—	—	45	—	45
Balances at June 30, 2019	13,332,484	$66,662	$36,699	$(1,668)	$20,817	$107	$122,617

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Loss, net	Equity
Balances at December 31, 2017	13,203,605	$66,018	$37,142	$(1,129)	$13,679	$(1,156)	$114,554
Net income	—	—	—	—	2,070	—	2,070
Other comprehensive loss	—	—	—	—	—	(1,159)	(1,159)
Stock options exercised, net	22,491	112	19	—	—	—	131
ESOP collateral release	—	—	—	82	—	—	82
Share-based compensation expense	—	—	46	—	—	—	46
Balances at June 30, 2018	13,226,096	$66,130	$37,207	$(1,047)	$15,749	$(2,315)	$115,724

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Income (Loss), net	Equity
Balances at April 1, 2019	13,313,537	$66,568	$36,493	$(1,697)	$19,094	$(521)	$119,937
Net income	—	—	—	—	1,723	—	1,723
Other comprehensive income	—	—	—	—	—	628	628
Director stock grant	17,634	88	54	—	—	—	142
Restricted stock awards	1,313	6	(6)	—	—	—	—
ESOP collateral release	—	—	—	29	—	—	29
Share-based compensation expense	—	—	158	—	—	—	158
Balances at June 30, 2019	13,332,484	$66,662	$36,699	$(1,668)	$20,817	$107	$122,617

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Loss, net	Equity
Balances at April 1, 2018	13,223,096	$66,115	$37,189	$(1,088)	$14,803	$(2,100)	$114,919
Net income	—	—	—	—	946	—	946
Other comprehensive loss	—	—	—	—	—	(215)	(215)
Stock options exercised, net	3,000	15	3	—	—	—	18
ESOP collateral release	—	—	—	41	—	—	41
Share-based compensation expense	—	—	15	—	—	—	15
Balances at June 30, 2018	13,226,096	$66,130	$37,207	$(1,047)	$15,749	$(2,315)	$115,724

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities
Net income	$3,215	$2,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	871	805
Net premium amortization on available-for-sale securities	276	207
Amortization of subordinated notes issuance costs	9	8
Amortization of core deposit intangible	353	414
Accretion of fair value adjustment on acquired time deposits	(65)	(110)
Accretion of fair value discounts on acquired loans	(636)	(1,051)
Provision for (recovery of) loan losses	376	(28)
Share-based compensation expense	224	46
Net loss on the sale of available-for-sale securities	2	—
Increase in other real estate owned valuation allowance	61	91
Net loss (gain) on sale of other real estate owned	5	(148)
Net loss on the disposition of fixed and other assets	1	69
Decrease in value of mortgage servicing rights	61	22
Originations of loans held for sale (HFS)	(13,982)	(13,926)
Proceeds from HFS loan sales	14,004	15,135
Gain on HFS sold loans	(247)	(227)
Increase in cash surrender value of bank owned life insurance	(240)	(251)
Gain on curtailment of post-retirement benefit plan	—	(352)
Increase in other assets and accrued interest receivable	(4,707)	(269)
Increase in other liabilities	4,119	1,186
Net cash provided by operating activities	3,700	3,691
Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	2,089	1,808
Proceeds from sales and calls of available-for-sale securities	4,510	—
Purchases of available-for-sale securities	(4,000)	(650)
Sales (purchases) of restricted securities, net	831	(403)
Maturities of certificates of deposit	248	—
Decrease in federal funds sold	29	5,017
Net increase in loans	(15,613)	(36,799)
Proceeds from sale of other real estate owned	515	3,001
Net decrease (increase) of premises and equipment	705	(1,421)
Net cash used in investing activities	(10,686)	(29,447)
Cash Flows From Financing Activities
Net increase in demand, savings, and other interest-bearing demand deposits	16,882	2,292
Net increase in time deposits	16,613	11,038
Stock options exercised, net	9	131
Net increase (decrease) in securities sold under repurchase agreements and other borrowings	824	(2,490)
Decrease in Federal Home Loan Bank advances	(30,000)	—
Net cash provided by financing activities	4,328	10,971
Net decrease in cash and due from banks	(2,658)	(14,785)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	26,666	51,367
Cash and cash equivalents (including interest-earning deposits) at end of period	$24,008	$36,582
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$7,473	$4,334
Income taxes	—	620
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	1,814	(1,467)
Changes in deferred taxes resulting from other comprehensive income transactions	(382)	308
Loans transferred to other real estate owned	152	2,161
Cumulative effect adjustment of adoption of accounting principle	(45)	—
Employee stock ownership plan transactions	(66)	(82)
Director stock grant	148	—

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

Bay Banks of Virginia, Inc. (the “Company”) is the holding company for Virginia Commonwealth Bank (the “Bank”), for VCB Financial Group, Inc. (the “Financial Group” or “VCBFG”), and for Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements of the Company include the accounts of the Company, the Bank, the Financial Group, and Steptoes Holdings.

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

Note 2: Amendments to the Accounting Standards Codification

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Accounting Standards Codification (“ASC”) 326), which is new guidance for the accounting for credit losses on instruments within its scope. This ASU introduces a new model for current expected credit losses (“CECL”), which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures, including loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this ASC will replace the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. This ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. The Company has a CECL cross-functional working group that is implementing the standard supported by its third-party vendor. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. On July 17, 2019, the FASB voted to delay the effective date of this ASU for smaller reporting companies and non-SEC registrants to interim and annual periods beginning after December 15, 2022. The FASB directed its staff to draft a proposed ASU outlining this delay for public comment. The Company meets the definition of a smaller reporting company and is monitoring the impact of the proposed delay.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842) (“ASU 2016-02”). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. This ASU was effective for the fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is a lessee in several lease agreements, such as for office space, which were considered operating leases and not recognized on its consolidated balance sheet for the year ended December 31, 2018. On January 1, 2019, the Company adopted the requirements of ASU 2016-02, and as part of the transition to the new standard, the Company measured and recognized leases that existed on January 1, 2019 using a modified retrospective approach. The adoption of ASU 2016-02 resulted in the recognition of operating Right-of-Use (“ROU”) assets and operating lease liabilities of $3.5 million and $3.8 million, respectively, primarily related to real estate leases for branches and office space and information technology related equipment. The Company does not have any finance leases as stipulated in ASC 842. A cumulative effect adjustment of $45 thousand was recorded upon adoption of ASU 2016-02, which is reflected in the Company’s statement of shareholders’ equity. Refer to Note 7 for additional information and disclosures regarding ASU 2016-02.

Note 3: Securities

The aggregate amortized costs and fair values of available-for-sale securities as of the dates stated were as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$51,941	$205	$(279)	$51,867
State and municipal obligations	16,810	281	(37)	17,054
Corporate bonds	12,180	68	—	12,248
Total available-for-sale securities	$80,931	$554	$(316)	$81,169

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$51,126	$35	$(1,279)	$49,882
State and municipal obligations	20,484	60	(327)	20,217
Corporate bonds	12,194	23	(84)	12,133
Total available-for-sale securities	$83,804	$118	$(1,690)	$82,232

Securities with fair values of $12.1 million and $17.5 million were pledged as collateral for securities sold under repurchase agreements as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, all of the securities pledged for repurchase agreements were state and municipal obligations. All of the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $7.0 million and $6.1 million as of June 30, 2019 and December 31, 2018, respectively, and are included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

Securities in an unrealized loss position as of June 30, 2019 and December 31, 2018, by period of the unrealized loss, are shown below. The unrealized loss positions were primarily related to interest rate movements and not the credit quality of the issuers. All agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered.

The following tables provide information on securities in an unrealized loss position as of the dates stated.

		Less than 12 months		12 months or more		Total
June 30, 2019	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	45	$983	$—	$31,302	$(279)	$32,285	$(279)
State and municipal obligations	8	—	—	3,403	(37)	3,403	(37)
Corporate bonds	—	—	—	—	—	—	—
Total temporarily impaired securities	53	$983	$—	$34,705	$(316)	$35,688	$(316)

		Less than 12 months		12 months or more		Total
December 31, 2018	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	54	$2,911	$(22)	$43,843	$(1,257)	$46,754	$(1,279)
State and municipal obligations	39	2,723	(27)	9,119	(300)	11,842	(327)
Corporate bonds	5	5,742	(84)	—	—	5,742	(84)
Total temporarily impaired securities	98	$11,376	$(133)	$52,962	$(1,557)	$64,338	$(1,690)

The following table presents the amortized cost and fair value by contractual maturity of available-for-sale securities as of the dates stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,543	$1,545	$1,080	$1,079
Due after one year but less than five years	43,940	44,036	47,065	46,358
Due after five years but less than ten years	27,454	27,704	26,615	26,149
Due after ten years	7,994	7,884	9,044	8,646
Total available-for-sale securities	$80,931	$81,169	$83,804	$82,232

Restricted Securities

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $3.9 million and $5.1 million as of June 30, 2019 and December 31, 2018, respectively. The Company also has an investment in the Federal Reserve Bank of Richmond (“FRB”) stock, which totaled $2.6 million as of June 30, 2019 and $2.3 million as of December 31, 2018 and a stock investment in the Bank’s primary correspondent bank totaling $220 thousand as of June 30, 2019 and December 31, 2018. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, pursuant to charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost and are periodically evaluated for impairment.

Note 4: Loans

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income and costs, such as deferred fees and costs, charge-offs, and discounts or premiums on acquired or purchased loans. Interest on loans is recognized in earnings over the contractual term of the loan and is calculated using the effective interest method on principal amounts outstanding. Loan fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan, adjusted for early pay-offs or principal curtailments, as applicable.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off are reversed against interest income at the time the loans are placed in nonaccrual or charged-off. Any subsequent interest received on these loans is recognized as interest income under the cash basis method of accounting until the loan qualifies for return to accrual status. Generally, a loan is returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured, or the loan becomes well-secured and in the process of collection.

The following table presents a summary of loans as of the dates stated.

	June 30, 2019	December 31, 2018
Mortgage loans on real estate:
Construction, land and land development	$110,598	$109,475
Commercial mortgages (non-owner occupied)	178,532	180,074
Commercial mortgages (owner occupied)	82,990	87,241
Residential first mortgages	305,252	298,894
Residential revolving and junior mortgages	35,875	38,313
Commercial and industrial	187,531	164,608
Consumer	16,889	23,740
Total loans	917,667	902,345
Net unamortized deferred loan fees	(275)	(252)
Allowance for loan losses	(7,479)	(7,902)
Loans receivable, net	$909,913	$894,191

As of June 30, 2019 and December 31, 2018, the Company had $261.7 million and $229.1 million, respectively, of loans pledged to the FHLB as collateral for borrowings.

The following tables present the recorded investment for past due, based upon contractual terms, and nonaccrual loans as of the dates stated. A loan past due 90 days or more is generally placed on nonaccrual unless it is both well-secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include purchased credit-impaired (“PCI”) loans.

June 30, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Construction, land and land development	$225	$—	$698	$923	$109,675	$110,598
Commercial mortgages (non-owner occupied)	—	—	434	434	178,098	178,532
Commercial mortgages (owner occupied)	144	—	238	382	82,608	82,990
Residential first mortgages	1,063	156	1,984	3,203	302,049	305,252
Residential revolving and junior mortgages	99	—	936	1,035	34,840	35,875
Commercial and industrial	—	—	—	—	187,531	187,531
Consumer	279	—	287	566	16,323	16,889
Total loans	$1,810	$156	$4,577	$6,543	$911,124	$917,667

December 31, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Construction, land and land development	$552	$—	$740	$1,292	$108,183	$109,475
Commercial mortgages (non-owner occupied)	50	—	996	1,046	179,028	180,074
Commercial mortgages (owner occupied)	—	56	1,064	1,120	86,121	87,241
Residential first mortgages	1,341	55	1,361	2,757	296,137	298,894
Residential revolving and junior mortgages	115	—	782	897	37,416	38,313
Commercial and industrial	—	—	48	48	164,560	164,608
Consumer	329	—	215	544	23,196	23,740
Total loans	$2,387	$111	$5,206	$7,704	$894,641	$902,345

The following tables include an aging analysis, based upon contractual terms, of the recorded investment of PCI loans included in the tables above, as of the dates stated.

June 30, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Construction, land and land development	$16	$—	$—	$16	$1,360	$1,376
Commercial mortgages (non-owner occupied)	—	—	—	—	129	129
Commercial mortgages (owner occupied)	—	—	—	—	274	274
Residential first mortgages	30	156	—	186	3,088	3,274
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	45	45
Total purchased credit-impaired loans	$46	$156	$—	$202	$4,896	$5,098

December 31, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Construction, land and land development	$23	$—	$—	$23	$1,355	$1,378
Commercial mortgages (non-owner occupied)	—	—	—	—	142	142
Commercial mortgages (owner occupied)	—	56	—	56	237	293
Residential first mortgages	92	55	—	147	3,317	3,464
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	46	46
Total purchased credit-impaired loans	$115	$111	$—	$226	$5,097	$5,323

The following table presents the changes in accretable yield for PCI loans for the period stated.

For the Six Months Ended
June 30, 2019
Balance as of December 31, 2018	$1,083
Accretion of acquisition accounting adjustment	(184)
Reclassifications from nonaccretable balance, net	55
Other changes, net	(96)
Balance as of June 30, 2019	$858

Internal Risk Rating Grades

Loans in the Company’s loan portfolio are risk rated on a periodic basis by experienced credit personnel.

  Risk rating categories are as follows:

Pass – Several pass credit grades comprise loans in this category, which are assigned based on varying levels of risk, ranging from credits that are secured by cash or marketable securities, to management attention credits that have all characteristics of an acceptable credit risk but warrant more than the normal level of monitoring.

Special Mention – Adverse trends in the borrower’s financial position are evident and warrant management’s close attention. Any collateral may not be fully adequate to secure the loan balance.

Substandard – A loan in this category has a well-defined weakness in the primary repayment source that jeopardizes the timely collection of the loan. There is a distinct possibility that a loss may result if the weakness is not corrected.

Doubtful – Default has already occurred and it is likely that foreclosure or repossession procedures have begun or will begin in the near future. Weaknesses make collection or liquidation in full, based on currently existing information, highly questionable and improbable.

Loss – Uncollectible and of such little value that continuance as an asset is not warranted.

The following tables present the Company’s risk rating of loans by loan type as of the dates stated.

June 30, 2019	Construction, Land and Land Development	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Rating:
Pass	$108,524	$177,969	$82,423	$301,753	$34,552	$180,375	$16,598	$902,194
Special mention	—	—	154	478	63	5,951	—	6,646
Substandard	2,074	563	413	3,021	1,260	1,205	291	8,827
Doubtful	—	—	—	—	—	—	—	—
Total loans	$110,598	$178,532	$82,990	$305,252	$35,875	$187,531	$16,889	$917,667

December 31, 2018	Construction, Land and Land Development	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Rating:
Pass	$107,306	$178,936	$85,897	$295,372	$37,206	$162,392	$23,389	$890,498
Special mention	68	—	107	1,071	—	893	121	2,260
Substandard	2,101	1,138	1,237	2,451	1,107	1,323	230	9,587
Doubtful	—	—	—	—	—	—	—	—
Total loans	$109,475	$180,074	$87,241	$298,894	$38,313	$164,608	$23,740	$902,345

Note 5: Allowance for Loan Losses

The allowance for loan losses (“ALL”) reflects management’s judgment of probable loan losses inherent in the loan portfolio as of the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter-end. To determine the total ALL, the Company estimates the reserves needed for each homogenous type of the loan portfolio, in addition to loans analyzed individually for impairment. Depending on the nature of each loan type, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one individually to calculate the amount of impairment. Impaired loans measured individually for impairment generally include (1) any loan risk rated Special Mention or worse where the borrower has filed for bankruptcy; (2) all loans risk rated Substandard or worse with balances of $400 thousand or more; and (3) all loans classified as a troubled debt restructuring (“TDR”). For the general component of the ALL, the Company collectively evaluates any loans not evaluated individually for a specific reserve, including impaired loans risk rated Substandard or worse with balances less than $400 thousand. All loans evaluated collectively are grouped into types, and historical loss experience is calculated and applied to each loan type and the resultant reserve is adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth, and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the loan types. An unallocated component is maintained, if needed, to cover uncertainties that could affect management’s estimate of probable losses.

Loans Evaluated for Impairment

The following table presents the ALL by loans evaluated for impairment individually and collectively by loan type as of the dates stated.

June 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$987	$—	$119	$1,106
Loans collectively evaluated for impairment	4,065	1,537	771	6,373
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$5,052	$1,537	$890	$7,479
Loan balances applicable to:
Loans individually evaluated for impairment	$7,358	$—	$119	$7,477
Loans collectively evaluated for impairment	700,837	187,531	16,724	905,092
Purchased credit-impaired loans	5,052	—	46	5,098
Total loans	$713,247	$187,531	$16,889	$917,667
December 31, 2018
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,036	$—	$121	$1,157
Loans collectively evaluated for impairment	3,931	1,374	1,440	6,745
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$4,967	$1,374	$1,561	$7,902
Loan balances applicable to:
Loans individually evaluated for impairment	$7,485	$—	$121	$7,606
Loans collectively evaluated for impairment	701,235	164,608	23,573	889,416
Purchased credit-impaired loans	5,277	—	46	5,323
Total loans	$713,997	$164,608	$23,740	$902,345

The following tables present an analysis of the change in the ALL by loan type for the periods presented.

For the Three Months Ended June 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$5,259	$1,406	$1,193	$7,858
Charge-offs	(105)	—	(411)	(516)
Recoveries	18	—	57	75
Provision (recovery of)	(120)	131	51	62
Ending Balance	$5,052	$1,537	$890	$7,479

For the Three Months Ended June 30, 2018	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$4,190	$1,043	$2,690	$7,923
Charge-offs	(83)	(101)	(335)	(519)
Recoveries	16	—	41	57
Provision (recovery of)	121	2	(471)	(348)
Ending Balance	$4,244	$944	$1,925	$7,113

For the Six Months Ended June 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$4,967	$1,374	$1,561	$7,902
Charge-offs	(159)	-	(819)	(978)
Recoveries	43	1	135	179
Provision	201	162	13	376
Ending Balance	$5,052	$1,537	$890	$7,479

For the Six Months Ended June 30, 2018	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$3,864	$878	$3,028	$7,770
Charge-offs	(114)	(116)	(677)	(907)
Recoveries	43	—	235	278
Provision (recovery of)	451	182	(661)	(28)
Ending Balance	$4,244	$944	$1,925	$7,113

Impaired Loans

The following table presents the Company’s recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, by loan type as of the dates stated.

	As of June 30, 2019			As of December 31, 2018
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land and land development	$328	$399	$—	$335	$406	$—
Commercial mortgages (non-owner occupied)	—	—	—	386	386	—
Commercial mortgages (owner occupied)	429	429	—	—	—	—
Residential first mortgages	1,385	1,385	—	—	—	—
Residential revolving and junior mortgages	—	—	—	1,028	1,028	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance	2,142	2,213	—	1,749	1,820	—
With an allowance recorded:
Construction, land and land development	176	176	39	275	275	132
Commercial mortgages (non-owner occupied)	434	434	34	443	443	18
Commercial mortgages (owner occupied)	1,058	1,058	54	1,069	1,069	57
Residential first mortgages	3,048	3,048	644	3,447	3,447	565
Residential revolving and junior mortgages	500	500	216	502	502	264
Commercial and industrial	—	—	—	—	—	—
Consumer	119	119	119	121	121	121
Total impaired loans with allowance recorded	5,335	5,335	1,106	5,857	5,857	1,157
Total impaired loans:
Construction, land and land development	504	575	39	610	681	132
Commercial mortgages (non-owner occupied)	434	434	34	829	829	18
Commercial mortgages (owner occupied)	1,487	1,487	54	1,069	1,069	57
Residential first mortgages	4,433	4,433	644	3,447	3,447	565
Residential revolving and junior mortgages	500	500	216	1,530	1,530	264
Commercial and industrial	—	—	—	—	—	—
Consumer	119	119	119	121	121	121
Total impaired loans	$7,477	$7,548	$1,106	$7,606	$7,677	$1,157

The following table presents the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, by loan type for the periods presented.

	For the Three Months Ended				For the Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$330	$4	$84	$—	$332	$9	$165	$1
Commercial mortgages (non-owner occupied)	—	—	—	—	—	—	—	—
Commercial mortgages (owner occupied)	405	7	1,385	20	399	13	1,380	32
Residential first mortgages	1,389	18	1,513	24	1,391	36	1,471	41
Residential revolving and junior mortgages	—	—	415	1	—	—	415	3
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	3	—	—	—	—
Total impaired loans with no allowance	2,124	29	3,397	48	2,122	58	3,431	77
With an allowance recorded:
Construction, land and land development	225	10	571	8	241	15	553	17
Commercial mortgages (non-owner occupied)	435	4	224	—	437	27	149	—
Commercial mortgages (owner occupied)	1,061	14	538	8	1,063	28	541	15
Residential first mortgages	3,055	34	2,623	36	3,065	65	2,386	67
Residential revolving and junior mortgages	501	3	131	2	501	6	123	4
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	120	2	—	—	120	5	—	5
Total impaired loans with allowance recorded	5,397	67	4,087	54	5,427	146	3,752	108
Total impaired loans:
Construction, land and land development	555	14	655	8	573	24	718	18
Commercial mortgages (non-owner occupied)	435	4	224	—	437	27	149	—
Commercial mortgages (owner occupied)	1,466	21	1,923	28	1,462	41	1,921	47
Residential first mortgages	4,444	52	4,136	60	4,456	101	3,857	108
Residential revolving and junior mortgages	501	3	546	3	501	6	538	7
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	120	2	—	3	120	5	—	5
Total impaired loans	$7,521	$96	$7,484	$102	$7,549	$204	$7,183	$185

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	June 30, 2019	December 31, 2018
Nonaccrual loans	$4,577	$5,206
Nonaccrual loans collectively evaluated for impairment	(1,470)	(2,040)
Nonaccrual impaired loans	3,107	3,166
TDRs on accrual	4,046	4,115
Other impaired loans on accrual	324	325
Total impaired loans	$7,477	$7,606

Troubled Debt Restructurings

For economic or legal reasons related to a borrower’s financial condition, management may grant a concession to a borrower that it would not otherwise consider. In cases where borrowers are experiencing financial difficulties and are granted new terms that provide for a reduction of either interest or principal or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risks, the related loan is classified as a troubled debt restructuring. Management strives to identify borrowers in financial difficulty early and may work with them to modify their loan(s) to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, and other actions intended to minimize the economic loss to the Company and are classified as TDRs.

TDRs are considered impaired and are individually evaluated for impairment for the ALL. The following tables present by loan type information related to loans modified as TDRs for the periods presented.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2019			June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Mortgages (Owner Occupied) (1)	1	$48	$52	—	$—	$—
Residential first mortgages (1)	—	$—	$—	1	$30	$30

(1)	Modifications were an extension of the loan term.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2019			June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Mortgages (Owner Occupied) (1)	1	$48	$52	—	$—	$—
Residential first mortgages (1)	—	$—	$—	4	$590	$594

(1)	Modifications were an extension of the loan term.

No loans designated as TDRs subsequently defaulted in the first three or six months of 2019 or 2018.

The following table presents a roll-forward of accruing and nonaccrual TDRs for the period presented.

	Accruing	Nonaccrual	Total
Balance as of December 31, 2018	$4,115	$1,477	$5,592
Charge-offs	—	—	—
Payments and other adjustments	(52)	(106)	(158)
New TDR designation	52	—	52
Release TDR designation	—	—	—
Transfer	(69)	69	—
Balance as of June 30, 2019	$4,046	$1,440	$5,486

Note 6: Other Real Estate Owned, net

The following table presents the number and carrying values of properties included in other real estate owned (“OREO”) as of the dates stated.

	June 30, 2019		December 31, 2018
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	3	$983	6	$1,339
Land	16	1,729	17	1,741
Commercial properties	3	456	3	517
Total other real estate owned, net	22	3,168	26	3,597

There were three residential mortgage loans totaling $349 thousand in the process of foreclosure as of June 30, 2019.

Note 7: Leases

On January 1, 2019, the Company adopted the requirements of ASU 2016-02. As part of the adoption of this accounting standard, the Company evaluated its population of existing real estate and equipment leases as of January 1, 2019. The purpose was to determine whether the Company’s existing contractual arrangements constitute a lease, or contains an embedded lease, which would be in scope under ASU 2016-02, and whether such leases would meet the requirements of an operating or financing lease under the new accounting standard. Based on this evaluation, the Company identified 16 operating leases for land, buildings, and equipment with remaining lease terms ranging from one to 10 years. Most of the Company’s leases include renewal options, with renewal terms extending the lease obligation up to as much as five years. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed at lease commencement. As of and for the six months ended June 30, 2019, the Company did not have any leases that met the standard definition of a finance lease nor did it engage in any sale-leaseback transactions, have any short-term leases, or have any sublease income.

For operating leases, ROU assets and lease liabilities are recognized at the commencement date of the respective lease. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term and are measured as the present value of the lease payments over the lease term. ROU assets are measured as the amount of the lease liability adjusted for certain items such as prepaid lease payments, unamortized lease incentives, and unamortized direct costs. ROU assets are amortized on a straight-line basis less the periodic interest expense adjustment of the lease liability and the amortization is included in occupancy expense in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2019, operating lease expense totaled $233 thousand and $460 thousand, respectively. The discount rate used for the present value calculations for lease liabilities was the rate implicit in the lease if determinable, and when the rate was not determinable, the Company used its incremental, collateralized borrowing rate with the FHLB for the period that most closely coincided with the respective lease term as of the commencement date of the lease.

During the first quarter of 2019, the Company commenced a new operating lease for the Richmond, Virginia office of the Financial Group, which resulted in the recognition of an operating ROU asset and lease liability of $826 thousand. During the second quarter of 2019, the Company commenced a new operating lease for a retail branch in Henrico County, Virginia, which resulted in the recognition of an operating ROU asset and lease liability of $478 thousand and $473 thousand, respectively.

The following table presents the ROU assets and lease liabilities as of the date stated. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

June 30, 2019
Operating lease right-of-use assets	$4,410

Current operating lease liabilities	$802
Noncurrent lease liabilities	3,930
Total operating lease liabilities	$4,732

The following table presents the weighted average remaining lease term and discount rate associated with the Company’s operating leases as of the date stated.

June 30, 2019
Weighted average remaining lease term - operating leases	8 years
Weighted average discount rate - operating leases	3.11%

The following table presents a maturity analysis of the Company’s operating lease liabilities for the five years ending subsequent to June 30, 2019 and in total thereafter.

2019	$449
2020	944
2021	977
2022	601
2023	351
Thereafter	2,062
Total	5,384
Less interest	(652)
Lease liability	$4,732

The following table presents supplemental cash flow information related to the Company’s operating leases for the period stated.

For the Six Months Ended
June 30, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$496
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,304

As part of the implementation of ASU 2016-02, the Company elected the following practical expedients. The Company elected to retain the operating lease classification for all of its existing leases as of January 1, 2019 under the former lease accounting standard. The Company elected not to reassess whether existing leases contained embedded lease arrangements or whether there were initial directs costs that should have been considered as part of the transition to ASU 2016-02. The Company also elected not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in noninterest expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately. Lastly, the Company has elected in its accounting policies to utilize a fair value threshold, such that a contract with an ROU asset or lease obligation below a minimum threshold of $7.5 thousand is excluded from the provisions of ASU 2016-02.

Note 8: Earnings per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Basic earnings per share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase earnings per common share. For both computations, the weighted average number of employee stock ownership plan (“ESOP”) shares not committed to be released to participant accounts are not assumed to be outstanding. The weighted average ESOP shares excluded from the computation were 204,675 and 207,462 for the three and six months ended June 30, 2019, respectively. The weighted average ESOP shares excluded from the computation were 154,410 and 157,885 for the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2019 and 2018, options on 76,784 and 96,415 shares, respectively, were not included in computing diluted earnings per share because their effects would have been anti-dilutive. For the six months ended June 30, 2019 and 2018, options on 76,784 and 96,415 shares, respectively, were not included in computing diluted earnings per share because their effects would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,723	$946	$3,215	$2,070
Weighted average shares outstanding, basic	13,059,824	13,059,604	13,030,528	13,049,142
Dilutive shares:
Stock options	32,425	62,081	33,189	67,484
Restricted stock	12,694	4,734	7,087	5,021
Weighted average shares outstanding, dilutive	13,104,943	13,126,419	13,070,804	13,121,647
Basic and diluted earnings per share	$0.13	$0.07	$0.25	$0.16

Note 9: Borrowings

FHLB Borrowings

As of June 30, 2019 and December 31, 2018, the Bank had $70.0 million and $100.0 million of outstanding FHLB borrowings, consisting of two and four advances, respectively. Advances on the FHLB line are secured by a blanket lien on qualified one-to-four family real estate, commercial real estate, and multifamily residential loans. Immediate available credit, as of June 30, 2019, was $186.7 million against a total line of credit of $274.7 million. As of June 30, 2019, the Bank had $18.0 million of letters of credit issued by the FHLB for the benefit of the Virginia Department of the Treasury as collateral for public deposits held by the Bank to comply with the Security of Public Deposits Act. The $18.0 million is not an outstanding borrowing, as of June 30, 2019, but does reduce the available credit under the FHLB credit line.

The following table presents information regarding the two advances outstanding as of June 30, 2019.

			Stated	Maturity
	Balance	Originated	Interest Rate	Date
Adjustable rate hybrid	$10,000	4/12/2013	4.98%	4/13/2020
Fixed rate credit	60,000	6/3/2019	2.48%	7/3/2019
Total FHLB borrowings	$70,000

Subordinated Notes

On May 28, 2015, the Company entered into a purchase agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “notes”) to the accredited investors. The notes have a maturity date of May 28, 2025 and bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a note may declare the principal amount of the notes to be due and immediately payable. The notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The notes qualify as Tier 2 capital for regulatory reporting. The aggregate carrying value of the notes, including capitalized debt issuance costs, was $6.9 million as of June 30, 2019 and December 31, 2018. For the three and six months ended June 30, 2019 and 2018, the effective interest rate on the notes was 6.84% and 6.85%, respectively.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock, issued and outstanding, in the Company’s ESOP was $1.7 million as of June 30, 2019 and December 31, 2018 and is included in other liabilities on the consolidated balance sheets. The debt is comprised of four fixed rate amortizing notes, three of which carry an interest rate of 3.25% and one that carries an interest rate of 4.50% with maturity dates ranging from March 1, 2025 to December 31, 2027, and one variable rate amortizing note with a maturity date of June 14, 2024. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

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

Mortgage servicing rights (“MSRs”): The Company currently owns MSRs from two residential loan portfolios, one serviced for Fannie Mae and one serviced for Freddie Mac. The MSRs are recorded at fair value on a recurring basis, with changes in fair value recorded in results of operations.

The Company engages a third-party to determine the fair value of MSRs. The third-party employs a model to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 12 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of June 30, 2019 and as of December 31, 2018. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 181% and 133% as of June 30, 2019 and December 31, 2018, respectively. A discount rate of 12.5% was then applied to each pool as of June 30, 2019 and as of December 31, 2018. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of June 30, 2019 Using
	Balance as of June 30, 2019	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$51,867	$—	$51,867	$—
State and municipal obligations	17,054	—	17,054	—
Corporate bonds	12,248	—	6,537	5,711
Total available-for-sale securities	$81,169	$—	$75,458	$5,711
Mortgage servicing rights	$916	$—	$—	$916
Rabbi trust assets	$1,053	$1,053	$—

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$49,882	$—	$49,882	$—
State and municipal obligations	20,217	—	20,217	—
Corporate bonds	12,133	—	8,462	3,671
Total available-for-sale securities	$82,232	$—	$78,561	$3,671
Mortgage servicing rights	$977	$—	$—	$977
Rabbi trust assets	$972	$972	$—	$—

The following table presents the change in financial assets valued using Level 3 inputs for the periods stated.

	MSRs	Corporate Bonds
Balance as of January 1, 2019	$977	$3,671
Purchases	—	—
Transfer from level 2 to level 3	—	2,044
Fair value adjustments	(61)	(4)
Sales	—	—
Balance as of June 30, 2019	$916	$5,711

The $2.0 million transfer from level 2 to level 3 fair value for corporate bonds was attributable to a lack of a third-party pricing valuation as of June 30, 2019.

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral less estimated costs to sell, if the loan is collateral-dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

Other Real Estate Owned, net: OREO is measured at fair value less estimated costs to sell, generally based on an appraisal conducted by an independent, licensed appraiser, or using other methods such as a brokered price opinion of a third-party real estate agent. If the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. Fair value adjustments, if any, are recorded in the period incurred and included in other noninterest expense on the consolidated statements of operations.

The following tables present the Company’s assets that were measured at fair value on a nonrecurring basis as of the dates stated.

		Fair Value Measurements as of June 30, 2019 Using
	Balance as of June 30, 2019	Level 1	Level 2	Level 3
Impaired loans, net	$4,229	$—	$—	$4,229
Other real estate owned, net	3,168	—	—	3,168

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Impaired loans, net	$4,700	$—	$—	$4,700
Other real estate owned, net	3,597	—	—	3,597

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of June 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,229	Discounted appraised value	Selling Cost Lack of Marketability	20%-25% (20%) 100% (100%)
		Discounted cash flows	Discount rate	5%-7% (6%)
Other real estate owned, net	3,168	Discounted appraised value	Selling Cost Lack of Marketability	6%-23% (9%) 9%-100% (21%)

	Balance as of December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,700	Discounted appraised value	Selling Cost Lack of Marketability	15%-20% (16%) 100% (100%)
		Discounted cash flows	Discount rate	5%-7% (6%)
Other real estate owned, net	3,597	Discounted appraised value	Selling Cost Lack of Marketability	5%-19% (8%) 9%-100% (28%)

The carrying values of cash and due from banks, interest-earning deposits, federal funds sold or purchased, noninterest-bearing deposits, savings and interest-bearing deposits, and securities sold under repurchase agreements are payable on demand or are of such short duration that carrying value approximates market value (Level 1).

The carrying values of certificates of deposit, loans held for sale, and accrued interest receivable are payable on demand or are of such short duration that carrying value approximates market value (Level 2).

The carrying value of restricted securities approximates fair value based on the redemption provisions of the issuer (Level 3).

The fair value of performing loans is estimated by discounting the future cash flows using two sets of data sources. First, recent originations occurring over the prior twelve months were evaluated, and second, market data showing originations over the prior three months was evaluated. The selected rate was the greater of the two sources. For all loans other than a selective consumer loan portfolio, credit loss severity rates were calculated using the probability of default and the loss given default percentages derived from market data. For the consumer loan portfolio, historical delinquency data was obtained by the servicer of the portfolio. The fair value of impaired loans is measured as described within the Impaired Loans section of this note. The fair value of loans does consider the lack of liquidity and uncertainty in the market that might affect the valuation (Level 3).

Time deposits are presented at estimated fair value by discounting the future cash flows using recent issuance rates over the prior three months and a market rate analysis of recent offering rates (Level 3).

The fair value of the Company’s subordinated notes is estimated by utilizing recent issuance rates for subordinated debt offerings of similar issuer size (Level 3).

The fair value of FHLB advances is estimated by discounting the future cash flows using current interest rates offered for similar advances (Level 2).

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

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of March 31, 2019 Using
	June 30, 2019	June 30, 2019	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$8,139	$8,139	$8,139	$—	$—
Interest-earning deposits	15,869	15,869	15,869	—	—
Federal funds sold	596	596	596	—	—
Certificates of deposit	3,498	3,498	—	3,498	—
Restricted securities	6,769	6,769	—	—	6,769
Loans receivable, net	909,913	898,163	—	—	898,163
Loans held for sale	593	593	—	593	—
Accrued interest receivable	3,191	3,191	—	3,191	—
Financial Liabilities:
Noninterest-bearing demand deposits	116,229	116,229	116,229	—	—
Savings and interest-bearing demand deposits	374,175	374,175	374,175	—	—
Time deposits	385,218	379,095	—	—	379,095
Securities sold under repurchase agreements	6,983	6,983	6,983	—	—
FHLB advances	70,000	69,828	—	69,828	—
Subordinated notes, net	6,902	7,033	—	—	7,033

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2018 Using
	December 31, 2018	December 31, 2018	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,685	$7,685	$7,685	$—	$—
Interest-earning deposits	18,981	18,981	18,981	—	—
Certificates of deposit	3,746	3,746	—	3,746	—
Federal funds sold	625	625	625	—	—
Restricted securities	7,600	7,600	—	—	7,600
Loans receivable, net	894,191	877,114	—	—	877,114
Loans held for sale	368	368	—	368	—
Accrued interest receivable	3,172	3,172	—	3,172	—
Financial Liabilities:
Noninterest-bearing demand deposits	114,122	114,122	114,122	—	—
Savings and interest-bearing demand deposits	359,400	359,400	359,400	—	—
Time deposits	368,670	369,347	—	—	369,347
Securities sold under repurchase agreements	6,089	6,089	6,089	—	—
FHLB advances	100,000	99,727	—	99,727	—
Subordinated notes, net	6,893	7,046	—	—	7,046

Note 11: Changes in Accumulated Other Comprehensive Income (Loss), net

The components of accumulated other comprehensive income (loss), net of deferred taxes, are presented in the following tables for the period presented.

	For the Three Months Ended June 30, 2019
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of April 1, 2019	$(446)	$(75)	$(521)
Change in net unrealized holding gain on available-for-sale securities, net of deferred tax expense of $167	628	—	628
Balance as of June 30, 2019	$182	$(75)	$107

	For the Six Months Ended June 30, 2019
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2019	$(1,252)	$(75)	$(1,327)
Change in net unrealized holding gain on available-for-sale securities, net of deferred tax expense of $382	1,434	—	1,434
Balance as of June 30, 2019	$182	$(75)	$107

	For the Three Months Ended June 30, 2018
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of April 1, 2018	$(1,433)	$(667)	$(2,100)
Change in net unrealized holding loss on available-for-sale securities, net of tax benefit of $57	(215)	—	(215)
Balance as of June 30, 2018	$(1,648)	$(667)	$(2,315)

	Six Months Ended June 30, 2018
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2018	$(489)	$(667)	$(1,156)
Change in net unrealized holding loss on available-for-sale securities, net of tax benefit of $308	(1,159)	—	(1,159)
Balance as of June 30, 2018	$(1,648)	$(667)	$(2,315)

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net income for the three months ended June 30, 2019 and 2018 was $1.7 million and $946 thousand, respectively, an increase of $777 thousand. Diluted earnings per share was $0.13 for the three months ended June 30, 2019 compared to $0.07 for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 and 2018 was $3.2 million and $2.1 million, respectively, an increase of $1.1 million. Diluted earnings per share was $0.25 for the six months ended June 30, 2019 compared to $0.16 for the six months ended June 30, 2018.

•

Income before income taxes was $2.1 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $1.0 million. Income before income taxes was $3.9 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $1.8 million. The 2018 period included $363 thousand of merger-related costs, while there were no merger-related expenses in the 2019 period.

•	Return on average assets (annualized) increased to 0.62% and 0.59% for the three and six months ended June 30, 2019, respectively, from 0.38% and 0.43% for the comparable 2018 periods.
•	Return on average equity (annualized) increased to 5.72% and 5.39% for the three and six months ended June 30, 2019, respectively, from 3.28% and 3.63% for the comparable 2018 periods.
•	Total assets increased $13.6 million to $1.09 billion as of June 30, 2019 from $1.08 billion as of December 31, 2018.
•

Net loans increased by $15.7 million, an annualized growth rate of over 3%, during the first half of 2019. Excluding the payoff of approximately $19.5 million in the first half of 2019 of purchased portfolio loans, including those acquired in the merger with Virginia BanCorp, Inc. on April 1, 2017 (the “Merger”), net loan growth on an annualized basis was nearly 8% for the six months ended June 30, 2019.
•	Total deposits increased by $33.4 million to $875.6 million as of June 30, 2019 from $842.2 million as of December 31, 2018, an annualized growth rate of over 7%.
•	The ratio of nonperforming assets to total assets decreased 10 basis points to 0.71% as of June 30, 2019 from 0.81% as of December 31, 2018.
•

Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks as of June 30, 2019, with a total capital ratio and tier 1 leverage ratio of 12.82% and 10.14%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents average interest-earning assets and interest-bearing liabilities, taxable-equivalent yields on such assets, and rates (costs) paid on such liabilities, net interest margin (“NIM”), and net interest spread, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the Three Months Ended June 30,
	2019			2018			2019 Compared to 2018
	Average	Income/	Yield/	Average	Income/	Yield/	Income/ Expense	Variance Attributable to (8)
	Balance	Expense	Cost	Balance	Expense	Cost	Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$69,617	$577	3.32%	$61,309	$497	3.24%	$80	$13	$67
Tax-exempt securities (1)	17,001	123	2.90%	19,163	148	3.09%	(25)	(9)	(17)
Total securities	86,618	700	3.24%	80,472	645	3.21%	55	4	50
Gross loans (2) (3)	917,474	11,458	5.01%	798,353	9,745	4.88%	1,713	265	1,448
Interest-earning deposits and federal funds sold	29,719	170	2.29%	31,437	131	1.67%	39	46	(7)
Certificates of deposits	3,716	19	2.05%	3,224	18	2.23%	1	(2)	3
Total interest-earning assets	1,037,527	12,347	4.77%	913,486	10,539	4.61%	$1,808	$314	$1,494
Noninterest-earning assets	67,884			75,460
Total average assets	$1,105,411			$988,946
INTEREST-BEARING LIABILITIES:
Savings deposits	$57,670	$45	0.31%	$62,739	$49	0.31%	$(4)	$(0)	$(4)
Demand deposits	74,045	35	0.19%	79,776	42	0.21%	(7)	(4)	(3)
Time deposits (4)	383,783	2,048	2.14%	370,350	1,353	1.47%	695	646	49
Money market deposits	240,831	960	1.60%	153,398	352	0.92%	608	407	201
Total deposits	756,329	3,088	1.64%	666,263	1,796	1.08%	1,292	1,049	243
Securities sold under repurchase agreements	6,594	4	0.24%	6,402	4	0.25%	—	—	—
Subordinated notes and ESOP debt	8,586	138	6.45%	7,969	128	6.42%	10	—	10
FHLB advances	85,846	614	2.87%	66,593	386	2.32%	228	116	112
Total interest-bearing liabilities	857,355	3,844	1.80%	747,227	2,314	1.24%	$1,530	$1,166	$364
Noninterest-bearing deposits	115,547			107,992
Other noninterest-bearing liabilities	11,950			18,405
Total average liabilities	984,852			873,624
Average shareholders' equity	120,559			115,321
Total average liabilities and shareholders' equity	$1,105,411			$988,946
Net interest income and NIM (5)		$8,503	3.29%		$8,225	3.60%	$278	$(852)	$1,130
Total cost of funds (6)			1.58%			1.08%
Net interest spread (7)			2.97%			3.38%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.

(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value discounts on loans acquired in the Merger of $197 thousand and $547 thousand for the three months ended June 30, 2019 and 2018, respectively.
(4)	Includes amortization of fair value adjustments on time deposits acquired in the Merger of $31 thousand and $42 thousand for the three months ended June 30, 2019 and 2018, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.
(7)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(8)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Interest income for the three months ended June 30, 2019, on a taxable-equivalent basis, was $12.3 million, an increase of $1.8 million from the second quarter of 2018, primarily attributable to higher average interest-earning assets of $1.04 billion in the 2019 period compared to $913.5 million in the 2018 period, an increase of $124.0 million, and higher yields on gross loans quarter-over-quarter. The increase in average interest-earning assets was primarily attributable to higher average gross loan balances in the 2019 period of $119.1 million. Higher loan yields in the 2019 period were partially offset by lower accretion of acquired loan discounts, which had a negative 11 basis point effect on quarter-over-quarter yields, as further discussed below. Interest income in the second quarter of 2018 included negative adjustments totaling $145 thousand for amounts incorrectly reported in the first quarter of 2018, as previously reported.

Loans acquired in the Merger were discounted to estimated fair value (for credit losses and interest rates) as of the effective date of the Merger. A portion of the acquisition accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans for those loans that were deemed to be, as of the Merger date, purchased performing and over the period of expected cash flows from the loans that were deemed to be purchased credit-impaired (“PCI”). The amount of accretion income recognized within a period is based on many factors, including among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility. Accretion of discounts on acquired loans in the second quarter of 2019 was $197 thousand compared to $547 thousand in the second quarter of 2018, a $350 thousand decline.

Average interest-earning assets comprised 93.9% and 92.5% of the Company’s average assets for the three months ended June 30, 2019 and 2018, respectively.

Interest expense for the three months ended June 30, 2019 was $3.8 million, an increase of $1.5 million from the second quarter of 2018, primarily attributable to higher costs of interest-bearing liabilities. Average interest-bearing liabilities increased by $110.1 million to $857.4 million in the 2019 period compared to $747.2 million in the 2018 period. The increase in average interest-bearing liabilities was primarily attributable to deposit growth, particularly money market deposits, which increased $87.4 million. Higher cost of funds (1.58% and 1.08% for the second quarters of 2019 and 2018, respectively) was primarily due to competition for deposits in the Company’s markets, the repricing of maturing time deposits, and higher rates paid on Federal Home Loan Bank of Atlanta (“FHLB”) advances.

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2019 was $8.5 million, an increase of $680 thousand from the three months ended June 30, 2018.

Net interest margin was 3.29% and 3.60% for the three months ended June 30, 2019 and 2018, respectively. The decrease in NIM was primarily attributable to the increase in cost of funds, as noted above, and lower accretion of discounts on acquired loans, also noted above, partially offset by higher yields on gross loans in the 2019 period and the negative effect of interest income adjustments in the 2018 period, as noted above.

The following table presents average interest-earning assets and interest-bearing liabilities, taxable-equivalent yields on such assets, and rates (costs) paid on such liabilities, NIM, and net interest spread, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the For the Six Months Ended June 30,
	2019			2018			2019 Compared to 2018
								Variance Attributable to (8)
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Income/ Expense Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$69,937	$1,172	3.38%	$62,075	$894	2.88%	$278	$166	$112
Tax-exempt securities (1)	18,123	271	3.01%	19,218	300	3.12%	(29)	(12)	(17)
Total securities	88,060	1,443	3.30%	81,293	1,194	2.94%	249	153	96
Gross loans (2) (3)	912,568	22,919	5.06%	786,973	19,729	5.01%	3,190	73	3,117
Interest-earning deposits and federal funds sold	26,470	312	2.38%	37,528	304	1.62%	8	97	(89)
Certificates of deposits	3,731	39	2.11%	3,224	37	2.30%	2	(4)	6
Total interest-earning assets	1,030,829	$24,713	4.83%	909,018	$21,264	4.68%	$3,449	$319	$3,130
Noninterest-earning assets	66,079			64,525
Total average assets	$1,096,908			$973,543
INTEREST-BEARING LIABILITIES:
Savings deposits	$57,586	$87	0.30%	$63,494	$92	0.29%	$(5)	$4	$(9)
Demand deposits	74,652	70	0.19%	82,598	83	0.20%	(13)	(5)	(8)
Time deposits (4)	376,745	3,873	2.07%	368,582	2,568	1.40%	1,305	1,248	57
Money market deposits	238,628	1,866	1.58%	151,239	657	0.87%	1,209	834	375
Total deposits	747,611	5,896	1.59%	665,913	3,400	1.04%	2,496	2,080	416
Securities sold under repurchase agreements	6,406	7	0.22%	7,008	7	0.20%	—	1	(1)
Subordinated notes and ESOP debt	8,592	275	6.45%	7,987	256	6.41%	19	—	19
FHLB advances	92,884	1,319	2.86%	66,796	699	2.10%	620	348	272
Total interest-bearing liabilities	855,493	$7,497	1.77%	747,704	$4,362	1.18%	$3,135	$2,429	$706
Noninterest-bearing deposits	112,250			103,424
Other noninterest-bearing liabilities	9,829			8,434
Total average liabilities	977,572			859,562
Average shareholders' equity	119,336			113,981
Total average liabilities and shareholders' equity	$1,096,908			$973,543
Net interest income and NIM (5)		$17,216	3.37%		$16,902	3.75%	$314	$(2,110)	$2,424
Total cost of funds (6)			1.56%			0.98%
Net interest spread (7)			3.06%			3.50%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value discounts on loans acquired in the Merger of $636 thousand and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.
(4)	Includes amortization of fair value adjustments on time deposits acquired in the Merger of $65 thousand and $110 thousand for the six months ended June 30, 2019 and 2018, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.
(7)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(8)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Interest income for the six months ended June 30, 2019, on a taxable-equivalent basis, was $24.7 million, an increase of $3.4 million from the first half of 2018, primarily attributable to higher average interest-earning assets of $1.03 billion in the 2019 period compared to $909.0 million in the 2018 period, an increase of $121.8 million. The increase in average interest-earning assets was primarily attributable to higher average gross loan balances in the 2019 period of $125.6 million. Accretion of discounts on acquired loans in the first half of 2019 was $636 thousand compared to $1.1 million in the first half of 2018, a decline of $414 thousand. The higher yield on average interest-earning assets in the 2019 period was primarily due to higher loan yields, partially offset by lower accretion of acquired loan discounts, which had a negative 11 basis point effect.

Average interest-earning assets comprised 94.0% and 93.4% of the Company’s average assets for the six months ended June 30, 2019 and 2018, respectively.

Interest expense for the six months ended June 30, 2019 was $7.5 million, an increase of $3.1 million from the first half of 2018, primarily attributable to higher costs of interest-bearing liabilities. Average interest-bearing liabilities increased by $107.8 million to $855.5 million in the 2019 period compared to $747.7 million in the 2018 period. The increase in average interest-bearing liabilities was primarily attributable to deposit growth, particularly money market deposits, which increased $87.4 million. Higher cost of funds (1.56% and 0.98% for the first six months of 2019 and 2018, respectively) were primarily due to competition for deposits in the Company’s markets, the repricing of maturing time deposits, and higher rates paid on FHLB.

Net interest income, on a taxable-equivalent basis, for the six months ended June 30, 2019 was $17.2 million, an increase of $314 thousand from the six months ended June 30, 2018.

Net interest margin was 3.37% and 3.75% for the six months ended June 30, 2019 and 2018, respectively. The decrease in NIM was primarily attributable to the increase in cost of funds, as noted above, and lower accretion of discounts on acquired loans ($636 thousand and $1.1 million for 2019 and 2018, respectively), partially offset by higher yields on gross loans in the 2019 period.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $62 thousand for the three months ended June 30, 2019, while provision for loan losses was a benefit of $348 thousand in the same period of 2018. Provision in the 2019 period was primarily attributable to adjustments to certain qualitative loan loss factors to adjust for the change in the composition of the Company’s loan portfolio, particularly recent growth in loan types with little or no historical losses. Reserves resulting from these factors were partially offset by lowered reserves for individually evaluated loans. Provision for loan losses in the 2018 period included a $580 thousand benefit to correct for an overstatement in the Company’s allowance for loan losses as of December 31, 2017, as previously reported. Provision for loan losses was $376 thousand for the six months ended June 30, 2019, while provision for loan losses for the first half of 2018 was a recovery of $28 thousand. The increase in provision for loan losses in the first half of 2019 was primarily attributable to an increase of approximately $16.5 million of gross loans. The recovery in the 2018 period was primarily attributable to the correction of the December 31, 2017 allowance for loan losses overstatement.

NONINTEREST INCOME

The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented.

	Three Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change
Income from fiduciary activities	$206	$198	$8	4.0%
Service charges and fees on deposit accounts	246	152	94	61.8%
Wealth management	262	282	(20)	(7.1%)
Interchange fees, net	121	124	(3)	(2.4%)
Other service charges and fees	27	30	(3)	(10.0%)
Secondary market sales and servicing	267	243	24	9.9%
Increase in cash surrender value of bank owned life insurance	121	124	(3)	(2.4%)
Net losses on sale of available-for-sale securities	(2)	—	(2)	(100.0%)
Net loss on disposition of other assets	(1)	—	(1)	(100.0%)
Gain (loss) on rabbi trust assets	40	(25)	65	(260.0%)
Other	8	35	(27)	(77.1%)
Total noninterest income	$1,295	$1,163	$132	11.3%

	Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change
Income from fiduciary activities	$420	$445	$(25)	(5.6%)
Service charges and fees on deposit accounts	484	287	197	68.6%
Wealth management	469	414	55	13.3%
Interchange fees, net	222	116	106	91.4%
Other service charges and fees	56	61	(5)	(8.2%)
Secondary market sales and servicing	339	376	(37)	(9.8%)
Increase in cash surrender value of bank owned life insurance	240	251	(11)	(4.4%)
Net losses on sale of available-for-sale securities	(2)	—	(2)	(100.0%)
Net loss on disposition of other assets	(1)	(69)	68	(98.6%)
Gain on rabbi trust assets	130	27	103	381.5%
Gain on curtailment of post-retirement benefit plan	—	352	(352)	(100.0%)
Other	28	74	(46)	(62.2%)
Total noninterest income	$2,385	$2,334	$51	2.2%

The increase in noninterest income in the three months ended June 30, 2019 was primarily attributable to service charges and fees on deposit accounts, as the Company implemented a consecutive days overdraft program in the second half of 2018, and a gain on rabbi trust assets for the benefit of participants in the Company’s deferred compensation benefit plan.

Higher noninterest income in the six months ended June 30, 2019 was primarily attributable to higher service charges and fees on deposit accounts, due to lower fee income collected in the 2018 period due to the core operating system conversion initiated in the fourth quarter of 2017 as a result of the Merger, and interchange fees, net, and a larger gain on rabbi trust assets. The first half of 2018 included a gain on the curtailment of the Company’s post-retirement benefit plan on March 1, 2018.

NONINTEREST EXPENSE

The following tables present a summary of noninterest expense and the dollar and percentage change for the periods presented.

	Three Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change
Salaries and employee benefits	$3,892	$4,273	$(381)	(8.9%)
Occupancy	837	874	(37)	(4.2%)
Data processing	609	834	(225)	(27.0%)
Bank franchise tax	230	177	53	29.9%
Telecommunications and other technology	262	166	96	57.8%
FDIC assessments	162	187	(25)	(13.4%)
Foreclosed property	19	53	(34)	(64.2%)
Consulting	147	341	(194)	(56.9%)
Advertising and marketing	109	153	(44)	(28.8%)
Directors’ fees	213	68	145	213.2%
Audit and accounting	189	240	(51)	(21.3%)
Legal	27	119	(92)	(77.3%)
Core deposit intangible amortization	173	203	(30)	(14.8%)
Net other real estate owned loss	72	84	(12)	14.3%
Other	651	790	(139)	(17.6%)
Total noninterest expense	$7,592	$8,562	$(970)	(11.3%)

	Six Months Ended
	June 30, 2019	June 30, 2018	$ Change	% Change
Salaries and employee benefits	$7,893	$8,379	$(486)	(5.8%)
Occupancy	1,705	1,659	46	2.8%
Data processing	1,197	1,306	(109)	(8.3%)
Bank franchise tax	446	353	93	26.3%
Telecommunications and other technology	469	362	107	29.6%
FDIC assessments	378	370	8	2.2%
Foreclosed property	62	65	(3)	(4.6%)
Consulting	262	723	(461)	(63.8%)
Advertising and marketing	176	221	(45)	(20.4%)
Directors’ fees	377	236	141	59.7%
Audit and accounting	393	603	(210)	(34.8%)
Legal	110	249	(139)	(55.8%)
Merger-related	—	363	(363)	(100.0%)
Core deposit intangible amortization	353	414	(61)	(14.7%)
Net other real estate owned loss (gains)	66	(57)	123	(215.8%)
Other	1,335	1,437	(102)	(7.1%)
Total noninterest expense	$15,222	$16,683	$(1,461)	(8.8%)

Lower noninterest expenses in the three months ended June 30, 2019 compared to the same period of 2018 were primarily due to lower salaries and benefits, data processing costs, and consulting costs in the 2019 period. Lower salaries and benefits in the 2019 period were primarily due to certain management personnel that exited the Company in the third quarter of 2018 and those retiring pursuant to the fourth 2018 quarter early retirement program. Lower data processing costs in the 2019 period were primarily due to higher expenses in the 2018 period related primarily to Merger conversion activities, while consulting expenses related to the implementation of an enterprise risk management platform and a three-year strategic plan.

Noninterest expenses in the six months ended June 30, 2018 included $363 thousand of merger-related expenses, while there were no merger-related expenses in the first half of 2019. In addition, costs associated with the succession of the Company’s Chief Financial Officer and costs related to fees incurred in the first half of 2018 in the completion of the Company’s 2017 year-end financial reporting, totaling approximately $1.2 million, which increased salaries and employee benefits, consulting, and audit and accounting during this period. Lower data processing and consulting costs in the 2019 period were primarily due to those items discussed above. Audit and accounting fees in the six months ended June 30, 2018 include expenses associated with a Sarbanes-Oxley readiness assessment. Additionally, the first half of 2018 included a net gain on the sale and valuation of other real estate owned of $57 thousand compared to a $66 thousand net loss in the first half of 2019.

The following table presents income tax expense and effective income tax rate for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income tax expense	$395	$197	$732	$447
Effective income tax rate	18.6%	17.2%	18.6%	17.8%

ASSET QUALITY

Loans charged-off during the second quarter of 2019, net of recoveries, totaled $441 thousand compared to $462 thousand for the second quarter of 2018, resulting in an annualized net charge-off ratio of 0.19% and 0.23% for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the annualized net charge off ratio was 0.18% compared to 0.16% for the six months ended June 30, 2018.

The ratio of allowance for loan losses (“ALL”) to gross loans was 0.82% as of June 30, 2019 compared to 0.88% as of December 31, 2018. The decline in the ratio of allowance for loan losses to gross loans since December 31, 2018 was primarily attributable to the reduction in balances (and related allowance for loan losses) attributable to a select portfolio of purchased consumer loans.

The following table presents certain asset quality measures as of the dates stated.

	June 30, 2019	December 31, 2018
Loans 90 days or more past due and still accruing (1)	$—	$—
Nonaccrual loans (1)	4,577	5,206
Total nonperforming loans	4,577	5,206
Other real estate owned, net	3,168	3,597
Total nonperforming assets	$7,745	$8,803
Allowance for loan losses	$7,479	$7,902
ALL to gross loans	0.82%	0.88%
Nonperforming assets to total assets	0.71%	0.81%
Nonperforming loans to gross loans	0.50%	0.58%

(1)	Excludes PCI loans.

FINANCIAL CONDITION

Total assets increased by $13.6 million to $1.09 billion as of June 30, 2019 from $1.08 billion as of December 31, 2018, primarily due to net loan growth in the first half of 2019 of $15.7 million.

The following tables present information about the securities portfolio on a taxable-equivalent basis as of the dates stated. As of June 30, 2019 and December 31, 2018, available-for-sale securities represented 7.4% and 7.6% of total assets, respectively.

	June 30, 2019
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$51,941	$51,867	6.7	2.31%
State and municipal obligations	16,810	17,054	4.6	3.03%
Corporate bonds	12,180	12,248	4.0	5.68%
Total available-for-sale securities	80,931	81,169	5.1	2.99%
Restricted securities	6,769	6,769	n/a	6.71%
Total securities	$87,700	$87,938		3.30%

	December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$51,126	$49,882	6.1	2.28%
State and municipal obligations	20,484	20,217	6.3	3.15%
Corporate bonds	12,194	12,133	5.2	5.62%
Total available-for-sale securities	83,804	82,232	5.9	2.87%
Restricted securities	7,600	7,600	n/a	5.75%
Total securities	$91,404	$89,832		3.08%

The following table presents the composition of loans in dollar amounts and as a percentage of total loans as of the dates stated.

	June 30, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans on real estate:
Construction, land and land development	$110,598	12.2%	$109,475	12.2%
Commercial mortgages (non-owner occupied)	178,532	19.5%	180,074	20.0%
Commercial mortgages (owner occupied)	82,990	9.0%	87,241	9.7%
Residential first mortgages	305,252	33.2%	298,894	33.1%
Residential revolving and junior mortgages	35,875	3.9%	38,313	4.2%
Commercial and industrial	187,531	20.4%	164,608	18.2%
Consumer	16,889	1.8%	23,740	2.6%
Total loans	917,667	100.0%	902,345	100.0%
Net unamortized deferred loan fees	(275)		(252)
Allowance for loan losses	(7,479)		(7,902)
Loans receivable, net	$909,913		$894,191

During the six months ended June 30, 2019, gross loans increased by $15.3 million, an annualized growth rate of over 3%, from December 31, 2018. Excluding the payoff of approximately $19.5 million of purchased portfolio loans in the first half of 2019, including those acquired in the Merger, gross loan growth for the six months ended June 30, 2019 on an annualized basis was nearly 8%. The largest components of this increase were a $22.9 million increase in commercial and industrial loans and a $3.9 million increase in residential loans, partially offset by a $6.9 million decline in consumer loans and a $5.8 million decline in commercial mortgages.

The following table presents the Company’s ALL by loan type and the percent of loans in each category to total loans as of the dates stated.

	June 30, 2019		December 31, 2018
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Mortgage loans on real estate	$5,052	77.8%	$4,967	79.2%
Commercial and industrial	1,537	20.4%	1,374	18.2%
Consumer	890	1.8%	1,561	2.6%
Total allowance for loan losses	$7,479	100.0%	$7,902	100.0%

Allowance for loan losses decreased $423 thousand from December 31, 2018 to $7.5 million as of June 30, 2019, primarily due to net charge-offs of $799 thousand, almost exclusively for a select portfolio of purchased consumer loans, partially offset by provision for loan losses of $376 thousand recorded for the six months ended June 30, 2019.

Other real estate owned, net (“OREO”), as of June 30, 2019 was $3.2 million, consisting of 22 properties (16 of which were land lots), compared to $3.6 million of OREO (26 properties) as of December 31, 2018, or a $429 thousand decrease. This decrease was primarily attributable to the sale of six residential properties ($481 thousand carrying amount) in the first half of 2019, partially offset by the addition of two residential properties ($152 thousand carrying amount).

As of June 30, 2019, total deposits were $875.6 million compared to $842.2 million at December 31, 2018, a $33.4 million, or 8% annualized, increase. The increase was primarily due to an increase of $16.5 million in time deposits and an increase of $14.8 million in savings and interest-bearing demand deposits.

Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of June 30, 2019 are presented in the following table.

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$25,984	$40,701	$51,991	$100,765	$219,441	25.1%

As of June 30, 2019, the Company had one fixed rate FHLB advance of $60.0 million and one variable rate FHLB advance of $10.0 million outstanding. As of December 31, 2018, the Company had three fixed rate FHLB advances totaling $90.0 million and one variable rate FHLB advance of $10.0 million outstanding. The following table presents various information regarding FHLB advances as of and for the periods presented.

	Six Months Ended June 30, 2019				Year Ended December 31, 2018
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB advances	$70,000	$100,000	$92,884	2.86%	$100,000	$100,000	$71,753	2.38%

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

As of June 30, 2019, cash and cash equivalents totaled $24.6 million; investment securities maturing in one year or less totaled $4.7 million, and loans maturing in one year or less totaled $214.0 million. This resulted in a liquidity ratio as of June 30, 2019 of 22.2% compared to 21.5% as of December 31, 2018. The Company determines this ratio by dividing the sum of cash and cash equivalents, and investment securities and loans maturing in one year or less, by total assets.

The Company has a secured borrowing line with the FHLB of $274.7 million, with $186.7 million available as of June 30, 2019, and unsecured federal funds lines of credit with various correspondent banks totaling $41.0 million. Federal funds lines of credit are uncommitted and can be cancelled at any time by the lending bank.

As of June 30, 2019, the Company was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on liquidity.

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

Shareholders’ equity is primarily affected by net income and net unrealized gains or losses on available-for-sale securities, net of taxes. The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Another factor affecting accumulated other comprehensive income (loss) is changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in said plan obligations. Shareholders’ equity before accumulated other comprehensive income (loss), net of taxes, was $122.5 million as of June 30, 2019 compared to $118.8 million as of December 31, 2018. The increase of $3.7 million was primarily attributable to net income of $3.2 million for the six months ended June 30, 2019. Accumulated other comprehensive income (loss), net of taxes, decreased by $1.4 million from December 31, 2018 to June 30, 2019, primarily due to an increase in unrealized net gains, net of taxes, in the Company’s available-for-sale securities portfolio.

Book value per share of the Company’s common stock, including accumulated other comprehensive income (loss), net of tax, increased to $9.20 as of June 30, 2019 from $8.90 as of December 31, 2018.

The Bank is subject to minimum regulatory capital ratios as defined by the Federal Reserve. As of June 30, 2019, the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank was well capitalized by these guidelines.

The Bank is required to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 Capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 Capital ratio of 6.0% of risk-weighted assets; (iii) a Total Risked-based Capital ratio of 8.0% of risk-weighted assets; and (iv) a Leverage ratio of 4.0% of total assets. The following additional capital requirements related to the “capital conservation buffer” have been phased in over a four-year period, beginning on January 1, 2016. As fully phased in on January 1, 2019, the rules require the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of 4.5%, plus a

2.5% capital conservation buffer resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 Capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 Capital ratio of 8.5%, (iii) a minimum ratio of Total Risk-based Capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Total Risk-based Capital ratio of 10.5%, and (iv) a minimum Leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement was phased in beginning January 1, 2016, increasing by 0.625% each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The following tables present capital ratios for the Bank, minimum capital ratios required, and ratios defined as “well capitalized” by the Bank’s regulators as of the dates stated.

As of June 30, 2019	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	12.82%	10.50%	10.00%
Tier 1 capital	12.00%	8.50%	8.00%
Common equity tier 1	12.00%	7.00%	6.50%
Tier 1 leverage ratio	10.14%	4.00%	5.00%

As of December 31, 2018	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	11.68%	9.875%	10.00%
Tier 1 capital	10.80%	7.875%	8.00%
Common equity tier 1	10.80%	6.375%	6.50%
Tier 1 leverage ratio	9.42%	4.000%	5.00%

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

The following table presents off balance sheet commitments as of the dates stated.

	June 30, 2019	December 31, 2018
Total loan commitments outstanding	$156,786	$160,479
Stand-by letters of credit	3,683	2,848

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

ITEM 4.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s reports and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, as of June 30, 2019.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 8, 2019	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)