Form 10-Q
period 2019-09-30
BAY BANKS OF VIRGINIA INC
filed 2019-11-07
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  yes    ☐  no

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  yes    ☐  no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,334,506 shares of common stock on November 1, 2019.

FORM 10-Q

For the interim period ending September 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands, except share data)	September 30, 2019	December 31, 2018 (1)
ASSETS
Cash and due from banks	$7,419	$7,685
Interest-earning deposits	23,894	18,981
Federal funds sold	92	625
Certificates of deposit	3,498	3,746
Available-for-sale securities, at fair value	80,748	82,232
Restricted securities	6,684	7,600
Loans receivable, net of allowance for loan losses of $7,495 and $7,902, respectively	924,268	894,191
Loans held for sale	268	368
Premises and equipment, net	20,532	18,169
Accrued interest receivable	3,104	3,172
Other real estate owned, net	2,178	3,597
Bank owned life insurance	19,632	19,270
Goodwill	10,374	10,374
Mortgage servicing rights	910	977
Core deposit intangible	1,675	2,193
Deferred tax asset, net	740	1,510
Other assets	6,203	5,927
Total assets	$1,112,219	$1,080,617
LIABILITIES
Noninterest-bearing demand deposits	$124,670	$114,122
Savings and interest-bearing demand deposits	372,404	359,400
Time deposits	396,614	368,670
Total deposits	893,688	842,192
Securities sold under repurchase agreements	6,323	6,089
Federal Home Loan Bank advances	68,000	100,000
Subordinated notes, net of issuance costs	6,906	6,893
Other liabilities	12,445	7,967
Total liabilities	987,362	963,141
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,334,302 and 13,201,682 shares, respectively) (2)	66,671	66,008
Additional paid-in capital	36,781	36,972
Unearned employee stock ownership plan shares	(1,593)	(1,734)
Retained earnings	22,658	17,557
Accumulated other comprehensive income (loss), net	340	(1,327)
Total shareholders’ equity	124,857	117,476
Total liabilities and shareholders’ equity	$1,112,219	$1,080,617

(1)	Derived from audited December 31, 2018 Consolidated Financial Statements.
(2)	Preferred stock is authorized; however, none was outstanding as of September 30, 2019 and December 31, 2018.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
INTEREST INCOME
Loans, including fees	$11,930	$10,124	$34,849	$29,853
Securities:
Taxable	553	498	1,725	1,392
Tax-exempt	113	119	327	356
Federal funds sold	6	3	31	14
Interest-earning deposit accounts	145	106	432	399
Certificates of deposit	18	18	57	54
Total interest income	12,765	10,868	37,421	32,068
INTEREST EXPENSE
Deposits	3,123	2,027	9,019	5,427
Securities sold under repurchase agreements	4	3	11	10
Subordinated notes and other borrowings	142	128	417	384
Federal Home Loan Bank advances	465	441	1,784	1,140
Total interest expense	3,734	2,599	11,231	6,961
Net interest income	9,031	8,269	26,190	25,107
Provision for loan losses	495	509	871	481
Net interest income after provision for loan losses	8,536	7,760	25,319	24,626
NONINTEREST INCOME
Income from fiduciary activities	201	151	621	596
Service charges and fees on deposit accounts	243	251	727	538
Wealth management	185	144	654	558
Interchange fees, net	108	105	330	221
Other service charges and fees	32	30	88	91
Secondary market sales and servicing	293	152	632	528
Increase in cash surrender value of bank owned life insurance	122	123	362	374
Net gains (losses) on sale of available-for-sale securities	1	—	(1)	—
Net gains (losses) on disposition of other assets	—	51	(2)	(18)
Gain (loss) on rabbi trust assets	—	5	130	(11)
Gain on curtailment of post-retirement benefit plan	—	—	—	352
Other	15	(16)	44	101
Total noninterest income	1,200	996	3,585	3,330
NONINTEREST EXPENSE
Salaries and employee benefits	3,666	4,022	11,532	12,407
Occupancy	805	924	2,510	2,536
Data processing	541	546	1,738	1,852
Bank franchise tax	209	178	655	531
Telecommunications and other technology	258	195	727	603
FDIC assessments	(7)	151	371	521
Foreclosed property	48	45	110	110
Consulting	156	214	418	937
Advertising and marketing	124	126	300	347
Directors’ fees	148	146	525	382
Audit and accounting	193	236	586	839
Legal	20	123	130	380
Merger-related	—	—	—	363
Core deposit intangible amortization	164	196	517	610
Net other real estate owned losses (gains)	375	(112)	441	(169)
Other	747	542	2,108	1,966
Total noninterest expense	7,447	7,532	22,668	24,215
Income before income taxes	2,289	1,224	6,236	3,741
Income tax expense	448	198	1,180	645
Net income	$1,841	$1,026	$5,056	$3,096
Basic and diluted earnings per share	$0.14	$0.08	$0.39	$0.24

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$1,841	$1,026	$5,056	$3,096
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities arising during the period	296	(477)	2,109	(1,944)
Deferred income tax (expense) benefit	(62)	100	(443)	408
Reclassification of net (gains) losses on sale of available-for-sale securities recognized in net income	(1)	—	1	—
Total other comprehensive income (loss)	233	(377)	1,667	(1,536)
Comprehensive income	$2,074	$649	$6,723	$1,560

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Income (Loss), net	Equity
Balances at December 31, 2018	13,201,682	$66,008	$36,972	$(1,734)	$17,557	$(1,327)	$117,476
Net income	—	—	—	—	5,056	—	5,056
Other comprehensive income	—	—	—	—	—	1,667	1,667
Stock options exercised, net	5,173	26	(17)	—	—	—	9
Director stock grant	18,396	92	56	—	—	—	148
Restricted stock awards	109,051	545	(545)	—	—	—	—
ESOP collateral release	—	—	—	141	—	—	141
Share-based compensation expense	—	—	315	—	—	—	315
Cumulative effect adjustment of adoption of accounting principle	—	—	—	—	45	—	45
Balances at September 30, 2019	13,334,302	$66,671	$36,781	$(1,593)	$22,658	$340	$124,857

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Loss, net	Equity
Balances at December 31, 2017	13,203,605	$66,018	$37,142	$(1,129)	$13,679	$(1,156)	$114,554
Net income	—	—	—	—	3,096	—	3,096
Other comprehensive loss	—	—	—	—	—	(1,536)	(1,536)
Stock options exercised, net	22,491	112	19	—	—	—	131
Director stock grant	12,620	64	62	—	—	—	126
ESOP collateral release	—	—	—	123	—	—	123
Share-based compensation expense	—	—	53	—	—	—	53
Balances at September 30, 2018	13,238,716	$66,194	$37,276	$(1,006)	$16,775	$(2,692)	$116,547

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Income, net	Equity
Balances at July 1, 2019	13,332,484	$66,662	$36,699	$(1,668)	$20,817	$107	$122,617
Net income	—	—	—	—	1,841	—	1,841
Other comprehensive income	—	—	—	—	—	233	233
Restricted stock awards	1,818	9	(9)	—	—	—	—
ESOP collateral release	—	—	—	75	—	—	75
Share-based compensation expense	—	—	91	—	—	—	91
Balances at September 30, 2019	13,334,302	$66,671	$36,781	$(1,593)	$22,658	$340	$124,857

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Loss, net	Equity
Balances at July 1, 2018	13,226,096	$66,130	$37,207	$(1,047)	$15,749	$(2,315)	$115,724
Net income	—	—	—	—	1,026	—	1,026
Other comprehensive loss	—	—	—	—	—	(377)	(377)
Director stock grant	12,620	64	62	—	—	—	126
ESOP collateral release	—	—	—	41	—	—	41
Share-based compensation expense	—	—	7	—	—	—	7
Balances at September 30, 2018	13,238,716	$66,194	$37,276	$(1,006)	$16,775	$(2,692)	$116,547

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities
Net income	$5,056	$3,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,279	1,261
Net premium amortization on available-for-sale securities	397	167
Amortization of subordinated notes issuance costs	13	12
Amortization of core deposit intangible	517	610
Accretion of fair value adjustment on acquired time deposits	(96)	(150)
Accretion of fair value discounts on acquired loans	(993)	(1,408)
Provision for loan losses	871	481
Share-based compensation expense	315	115
Net losses on the sale of available-for-sale securities	1	—
Increase (decrease) in other real estate owned valuation allowance	423	(33)
Net losses (gains) on sale of other real estate owned	18	(136)
Net losses on the disposition of fixed and other assets	2	18
Decrease in value of mortgage servicing rights	67	18
Originations of loans held for sale (HFS)	(42,847)	(17,096)
Proceeds from HFS loan sales	43,411	19,039
Gains on HFS sold loans	(464)	(292)
Increase in cash surrender value of bank owned life insurance	(362)	(374)
Gain on curtailment of post-retirement benefit plan	—	(352)
Increase in other assets, deferred tax asset, and accrued interest receivable	(2,914)	(675)
Increase in other liabilities	4,438	1,487
Net cash provided by operating activities	9,132	5,788
Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	3,636	3,477
Proceeds from sales and calls of available-for-sale securities	4,560	—
Purchases of available-for-sale securities	(5,000)	(9,650)
Sales (purchases) of restricted securities, net	916	(963)
Maturities of certificates of deposit	248	248
Decrease in federal funds sold	533	6,764
Net increase in loans	(30,300)	(89,709)
Proceeds from sale of other real estate owned	1,324	3,159
Net purchases of premises and equipment	(167)	(2,113)
Net cash used in investing activities	(24,250)	(88,787)
Cash Flows From Financing Activities
Net increase in demand, savings, and other interest-bearing demand deposits	23,552	36,435
Net increase in time deposits	28,040	10,997
Stock options exercised, net	9	131
Net increase (decrease) in securities sold under repurchase agreements and other borrowings	164	(3,415)
(Decrease) increase in Federal Home Loan Bank advances	(32,000)	10,000
Net cash provided by financing activities	19,765	54,148
Net increase (decrease) in cash and due from banks	4,647	(28,851)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	26,666	51,367
Cash and cash equivalents (including interest-earning deposits) at end of period	$31,313	$22,516
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$11,264	$6,983
Income taxes	—	700
Non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	2,109	(1,944)
Changes in deferred taxes resulting from other comprehensive income transactions	(443)	408
Loans transferred to other real estate owned	346	2,369
Cumulative effect adjustment of adoption of accounting principle	(45)	—
Employee stock ownership plan transactions	(141)	(123)
Director stock grant	148	64

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

Bay Banks of Virginia, Inc. (the “Company”) is the holding company for Virginia Commonwealth Bank (the “Bank”), for VCB Financial Group, Inc. (the “Financial Group”), and for Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements of the Company include the accounts of the Company, the Bank, the Financial Group, and Steptoes Holdings.

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

Note 2: Amendments to the Accounting Standards Codification

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), which is guidance for the modifications to fair value measurement disclosure requirements. This ASU removes, modifies and adds disclosure requirements for Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). The disclosure requirement for the valuation process of level 3 fair value measurements was removed from ASC 820. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The disclosure requirements added to ASC 820 were the changes in unrealized gains and losses for the period included in other comprehensive income for the recurring level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The additional disclosure requirements will be applied prospectively and the other modifications will be applied retrospectively. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Accounting Standards Codification 326), which is new guidance for the accounting for credit losses on instruments within its scope. This ASU introduces a new model for current expected credit losses (“CECL”), which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures, including loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this standard will replace the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. This ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. The Company has a CECL cross-functional working group that is implementing the standard supported by its third-party vendor. On July 17, 2019, the FASB voted to delay the effective date of this ASU for smaller reporting companies (“SRCs”) (including the Company) and non-SEC registrants to interim and annual periods beginning after December 15, 2022. The FASB directed its staff to draft a proposed ASU outlining this delay for public comment. On October 16, 2019, the FASB voted to officially extend the effective date of ASU 2016-13 for SRCs and non-SEC registrants as originally proposed on July 17, 2019. This ASU is effective for interim and annual reporting periods beginning after December 15, 2022.

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

Note 3: Securities

The aggregate amortized costs and fair values of available-for-sale securities as of the dates stated were as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$50,324	$286	$(192)	$50,418
State and municipal obligations	16,717	382	(3)	17,096
Corporate bonds	13,173	65	(4)	13,234
Total available-for-sale securities	$80,214	$733	$(199)	$80,748

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$51,126	$35	$(1,279)	$49,882
State and municipal obligations	20,484	60	(327)	20,217
Corporate bonds	12,194	23	(84)	12,133
Total available-for-sale securities	$83,804	$118	$(1,690)	$82,232

Securities with fair values of $11.1 million and $17.5 million were pledged as collateral for securities sold under repurchase agreements as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, all of the securities pledged for repurchase agreements were state and municipal obligations. All of the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $6.3 million and $6.1 million as of September 30, 2019 and December 31, 2018, respectively, and are included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

The following tables present securities in an unrealized loss position as of September 30, 2019 and December 31, 2018, by period of the unrealized loss and number of securities. The unrealized loss positions were primarily related to interest rate movements and not the credit quality of the issuers. All agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered.

		Less than 12 months		12 months or more		Total
September 30, 2019	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	38	$4,763	$(27)	$19,845	$(165)	$24,608	$(192)
State and municipal obligations	2	916	(3)	—	—	916	(3)
Corporate bonds	1	1,009	(4)	—	—	1,009	(4)
Total temporarily impaired securities	41	$6,688	$(34)	$19,845	$(165)	$26,533	$(199)

		Less than 12 months		12 months or more		Total
December 31, 2018	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	54	$2,911	$(22)	$43,843	$(1,257)	$46,754	$(1,279)
State and municipal obligations	39	2,723	(27)	9,119	(300)	11,842	(327)
Corporate bonds	5	5,742	(84)	—	—	5,742	(84)
Total temporarily impaired securities	98	$11,376	$(133)	$52,962	$(1,557)	$64,338	$(1,690)

The following table presents the amortized cost and fair value by contractual maturity of available-for-sale securities as of the dates stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,024	$7,015	$1,080	$1,079
Due after one year but less than five years	45,512	45,714	47,065	46,358
Due after five years but less than ten years	23,101	23,465	26,615	26,149
Due after ten years	4,577	4,554	9,044	8,646
Total available-for-sale securities	$80,214	$80,748	$83,804	$82,232

Restricted Securities

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $3.9 million and $5.1 million as of September 30, 2019 and December 31, 2018, respectively. The Company also has an investment in the Federal Reserve Bank of Richmond (“FRB”) stock, which totaled $2.6 million as of September 30, 2019 and $2.3 million as of December 31, 2018 and a stock investment in the Bank’s primary correspondent bank totaling $220 thousand as of September 30, 2019 and December 31, 2018. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, pursuant to charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost and are periodically evaluated for impairment.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off are reversed against interest income at the time the loans are placed on nonaccrual or charged-off. Any subsequent interest received on these loans is recognized as interest income under the cash basis method of accounting or applied as a reduction of the principal balance of the loan until the loan qualifies for return to accrual status. Generally, a loan is returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured, or the loan becomes well-secured and in the process of collection.

The following table presents a summary of loans as of the dates stated.

	September 30, 2019	December 31, 2018
Mortgage loans on real estate:
Construction, land and land development	$119,278	$109,475
Commercial mortgages (non-owner occupied)	193,480	180,074
Commercial mortgages (owner occupied)	83,643	87,241
Residential first mortgages	301,185	298,894
Residential revolving and junior mortgages	33,694	38,313
Commercial and industrial	186,281	164,608
Consumer	14,471	23,740
Total loans	932,032	902,345
Net unamortized deferred loan fees	(269)	(252)
Allowance for loan losses	(7,495)	(7,902)
Loans receivable, net	$924,268	$894,191

As of September 30, 2019 and December 31, 2018, the Company had $351.2 million and $294.6 million, respectively, of loans pledged to the FHLB as collateral for borrowings. After adjustments by the FHLB, the total lendable collateral was $277.2 million and $229.1 million as of September 30, 2019 and December 31, 2018, respectively.

The following tables present the recorded investment for past due, based upon contractual terms, and nonaccrual loans as of the dates stated. A loan past due 90 days or more is generally placed on nonaccrual unless it is both well-secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include purchased credit-impaired (“PCI”) loans.

September 30, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Construction, land and land development	$30	$—	$692	$722	$118,556	$119,278
Commercial mortgages (non-owner occupied)	74	—	433	507	192,973	193,480
Commercial mortgages (owner occupied)	232	—	380	612	83,031	83,643
Residential first mortgages	1,473	25	1,773	3,271	297,914	301,185
Residential revolving and junior mortgages	—	—	762	762	32,932	33,694
Commercial and industrial	76	—	2,874	2,950	183,331	186,281
Consumer	216	—	280	496	13,975	14,471
Total loans	$2,101	$25	$7,194	$9,320	$922,712	$932,032

December 31, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Construction, land and land development	$552	$—	$740	$1,292	$108,183	$109,475
Commercial mortgages (non-owner occupied)	50	—	996	1,046	179,028	180,074
Commercial mortgages (owner occupied)	—	56	1,064	1,120	86,121	87,241
Residential first mortgages	1,341	55	1,361	2,757	296,137	298,894
Residential revolving and junior mortgages	115	—	782	897	37,416	38,313
Commercial and industrial	—	—	48	48	164,560	164,608
Consumer	329	—	215	544	23,196	23,740
Total loans	$2,387	$111	$5,206	$7,704	$894,641	$902,345

The following tables include an aging analysis, based upon contractual terms, of the recorded investment of PCI loans included in the tables above, as of the dates stated.

September 30, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Construction, land and land development	$—	$—	$—	$—	$1,368	$1,368
Commercial mortgages (non-owner occupied)	—	—	—	—	125	125
Commercial mortgages (owner occupied)	—	—	—	—	265	265
Residential first mortgages	—	25	—	25	3,092	3,117
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	43	43
Total purchased credit-impaired loans	$—	$25	$—	$25	$4,893	$4,918

December 31, 2018	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Construction, land and land development	$23	$—	$—	$23	$1,355	$1,378
Commercial mortgages (non-owner occupied)	—	—	—	—	142	142
Commercial mortgages (owner occupied)	—	56	—	56	237	293
Residential first mortgages	92	55	—	147	3,317	3,464
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	46	46
Total purchased credit-impaired loans	$115	$111	$—	$226	$5,097	$5,323

The following table presents the changes in accretable yield for PCI loans for the period stated.

For the Nine Months Ended
September 30, 2019
Balance as of December 31, 2018	$1,083
Accretion of acquisition accounting adjustment	(305)
Reclassifications from nonaccretable balance, net	62
Other changes, net	153
Balance as of September 30, 2019	$993

Internal Risk Ratings

Loans in the Company’s loan portfolio are risk rated on a periodic basis by experienced credit personnel.

  Risk rating categories are as follows:

Pass – Several pass credit risk ratings comprise loans in this category. These ratings are assigned based on varying levels of risk, ranging from credits that are secured by cash or marketable securities to management attention credits that have all characteristics of an acceptable credit risk but warrant more than the normal level of monitoring.

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

Loss – Uncollectible and of such little value that continuance as an asset is not warranted.

The following tables present the Company’s risk rating of loans by loan type as of the dates stated.

September 30, 2019	Construction, Land and Land Development	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Rating:
Pass	$117,219	$192,922	$82,738	$297,409	$32,878	$182,195	$14,177	$919,538
Special mention	—	—	150	922	87	17	—	1,176
Substandard	2,059	558	755	2,854	729	4,069	294	11,318
Doubtful	—	—	—	—	—	—	—	—
Total loans	$119,278	$193,480	$83,643	$301,185	$33,694	$186,281	$14,471	$932,032

December 31, 2018	Construction, Land and Land Development	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Rating:
Pass	$107,306	$178,936	$85,897	$295,372	$37,206	$162,392	$23,389	$890,498
Special mention	68	—	107	1,071	—	893	121	2,260
Substandard	2,101	1,138	1,237	2,451	1,107	1,323	230	9,587
Doubtful	—	—	—	—	—	—	—	—
Total loans	$109,475	$180,074	$87,241	$298,894	$38,313	$164,608	$23,740	$902,345

Note 5: Allowance for Loan Losses

The allowance for loan losses (“ALL”) reflects management’s estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter-end. To determine the total ALL, the Company estimates the reserves needed for each homogenous type of the loan portfolio, in addition to loans analyzed individually for impairment. Depending on the nature of each loan type, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

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

Loans Evaluated for Impairment

The following table presents the ALL by loans evaluated for impairment individually and collectively by loan type as of the dates stated.

September 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$750	$141	$116	$1,007
Loans collectively evaluated for impairment	4,331	1,511	646	6,488
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$5,081	$1,652	$762	$7,495
Loan balances applicable to:
Loans individually evaluated for impairment	$6,302	$2,689	$116	$9,107
Loans collectively evaluated for impairment	720,103	183,592	14,312	918,007
Purchased credit-impaired loans	4,875	—	43	4,918
Total loans	$731,280	$186,281	$14,471	$932,032
December 31, 2018
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,036	$—	$121	$1,157
Loans collectively evaluated for impairment	3,931	1,374	1,440	6,745
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$4,967	$1,374	$1,561	$7,902
Loan balances applicable to:
Loans individually evaluated for impairment	$7,485	$—	$121	$7,606
Loans collectively evaluated for impairment	701,235	164,608	23,573	889,416
Purchased credit-impaired loans	5,277	—	46	5,323
Total loans	$713,997	$164,608	$23,740	$902,345

The following tables present an analysis of the change in the ALL by loan type for the periods presented.

For the Three Months Ended September 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$5,052	$1,537	$890	$7,479
Charge-offs	(209)	—	(345)	(554)
Recoveries	24	1	50	75
Provision	214	114	167	495
Ending Balance	$5,081	$1,652	$762	$7,495

For the Three Months Ended September 30, 2018	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$4,244	$944	$1,925	$7,113
Charge-offs	(54)	—	(418)	(472)
Recoveries	60	—	77	137
Provision	157	186	166	509
Ending Balance	$4,407	$1,130	$1,750	$7,287

For the Nine Months Ended September 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$4,967	$1,374	$1,561	$7,902
Charge-offs	(368)	—	(1,163)	(1,531)
Recoveries	67	1	185	253
Provision	415	277	179	871
Ending Balance	$5,081	$1,652	$762	$7,495

For the Nine Months Ended September 30, 2018	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$3,864	$878	$3,028	$7,770
Charge-offs	(168)	(116)	(1,095)	(1,379)
Recoveries	103	1	311	415
Provision (recovery of)	608	367	(494)	481
Ending Balance	$4,407	$1,130	$1,750	$7,287

Impaired Loans

The following table presents the Company’s recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, by loan type as of the dates stated.

	As of September 30, 2019			As of December 31, 2018
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land and land development	$324	$395	$—	$335	$406	$—
Commercial mortgages (non-owner occupied)	—	—	—	386	386	—
Commercial mortgages (owner occupied)	425	425	—	—	—	—
Residential first mortgages	1,027	1,027	—	—	—	—
Residential revolving and junior mortgages	—	—	—	1,028	1,028	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance	1,776	1,847	—	1,749	1,820	—
With an allowance recorded:
Construction, land and land development	173	173	38	275	275	132
Commercial mortgages (non-owner occupied)	433	433	33	443	443	18
Commercial mortgages (owner occupied)	1,052	1,052	53	1,069	1,069	57
Residential first mortgages	2,785	2,785	543	3,447	3,447	565
Residential revolving and junior mortgages	83	83	83	502	502	264
Commercial and industrial	2,689	2,689	141	—	—	—
Consumer	116	116	116	121	121	121
Total impaired loans with allowance recorded	7,331	7,331	1,007	5,857	5,857	1,157
Total impaired loans:
Construction, land and land development	497	568	38	610	681	132
Commercial mortgages (non-owner occupied)	433	433	33	829	829	18
Commercial mortgages (owner occupied)	1,477	1,477	53	1,069	1,069	57
Residential first mortgages	3,812	3,812	543	3,447	3,447	565
Residential revolving and junior mortgages	83	83	83	1,530	1,530	264
Commercial and industrial	2,689	2,689	141	—	—	—
Consumer	116	116	116	121	121	121
Total impaired loans	$9,107	$9,178	$1,007	$7,606	$7,677	$1,157

The following table presents the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, by loan type for the periods presented.

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$326	$1	$93	$—	$330	$4	$147	$1
Commercial mortgages (non-owner occupied)	—	—	—	—	—	—	—	—
Commercial mortgages (owner occupied)	427	6	1,013	8	405	20	985	29
Residential first mortgages	1,039	14	1,472	21	1,113	43	1,282	62
Residential revolving and junior mortgages	—	—	416	1	—	—	415	4
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	3	—	—	—	—
Total impaired loans with no allowance	1,792	21	2,994	33	1,848	67	2,829	96
With an allowance recorded:
Construction, land and land development	175	3	524	8	224	18	512	24
Commercial mortgages (non-owner occupied)	434	3	445	11	436	30	223	11
Commercial mortgages (owner occupied)	1,055	14	935	13	1,061	42	945	39
Residential first mortgages	3,039	34	2,394	32	3,181	93	2,277	94
Residential revolving and junior mortgages	128	2	130	2	397	7	125	7
Commercial and industrial	1,344	30	—	—	672	30	—	—
Consumer	118	2	—	—	119	6	—	8
Total impaired loans with allowance recorded	6,293	88	4,428	66	6,090	226	4,082	183
Total impaired loans:
Construction, land and land development	501	4	617	8	554	22	659	25
Commercial mortgages (non-owner occupied)	434	3	445	11	436	30	223	11
Commercial mortgages (owner occupied)	1,482	20	1,948	21	1,466	62	1,930	68
Residential first mortgages	4,078	48	3,866	53	4,294	136	3,559	156
Residential revolving and junior mortgages	128	2	546	3	397	7	540	11
Commercial and industrial	1,344	30	—	—	672	30	—	—
Consumer	118	2	—	3	119	6	—	8
Total impaired loans	$8,085	$109	$7,422	$99	$7,938	$293	$6,911	$279

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	September 30, 2019	December 31, 2018
Nonaccrual loans	$7,194	$5,206
Nonaccrual loans collectively evaluated for impairment	(1,601)	(2,040)
Nonaccrual impaired loans	5,593	3,166
TDRs on accrual	3,514	4,115
Other impaired loans on accrual	—	325
Total impaired loans	$9,107	$7,606

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

TDRs are considered impaired loans and are individually evaluated for impairment for the ALL. The following tables present by loan type information related to loans modified as TDRs for the periods presented.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2019			September 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Mortgages (Owner Occupied) (1)	—	$—	$—	1	$644	$672
Residential first mortgages (2)	—	$—	$—	3	$628	$631

(1)	Modification in the 2018 period was interest capitalized to principal.
(2)	Modifications in the 2018 period consisted of one rate reduction and two extensions of loan terms.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2019			September 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Mortgages (Owner Occupied) (1)	1	$48	$52	1	$644	$672
Residential first mortgages (2)	—	$—	$—	7	$1,218	$1,222

(1)	Modification in the 2019 period was an extension of the loan term and in the 2018 period was interest capitalized to principal.
(2)	Modifications in the 2018 period were five extensions of loan terms, a principal forbearance, and a rate reduction.

No loans designated as TDRs subsequently defaulted in the three or nine months ended September 30, 2019 or 2018.

The following table presents a roll-forward of accruing and nonaccrual TDRs for the period presented.

	Accruing	Nonaccrual	Total
Balance as of December 31, 2018	$4,115	$1,477	$5,592
Charge-offs	—	—	—
Payments and other adjustments	(584)	(122)	(706)
New TDR designation	52	—	52
Release TDR designation	—	—	—
Transfer	(69)	69	—
Balance as of September 30, 2019	$3,514	$1,424	$4,938

Note 6: Other Real Estate Owned, net

The following table presents the number and carrying values of properties included in other real estate owned (“OREO”) as of the dates stated.

	September 30, 2019		December 31, 2018
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	4	$388	6	$1,339
Land	16	1,530	17	1,741
Commercial properties	1	260	3	517
Total other real estate owned, net	21	2,178	26	3,597

There were three residential mortgage loans totaling $255 thousand in the process of foreclosure as of September 30, 2019.

Note 7: Leases

On January 1, 2019, the Company adopted the requirements of ASU 2016-02. As part of the adoption of this accounting standard, the Company evaluated its population of existing real estate and equipment leases as of January 1, 2019. The purpose was to determine whether the Company’s existing contractual arrangements constitute a lease, or contains an embedded lease, which would be in scope under ASU 2016-02, and whether such leases would meet the requirements of an operating or financing lease under the new standard. Based on this evaluation, the Company identified 16 operating leases for land, buildings, and equipment with remaining lease terms ranging from one to ten years. Most of the Company’s leases include renewal options, with renewal terms extending the lease obligation up to as much as five years. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed at lease commencement. As of and for the nine months ended September 30, 2019, the Company did not have any leases that met the standard definition of a finance lease nor did it engage in any sale-leaseback transactions, have any short-term leases, or have any sublease income.

For operating leases, ROU assets and lease liabilities are recognized at the commencement date of the respective lease. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term and are measured as the present value of the lease payments over the lease term. ROU assets are measured as the amount of the lease liability adjusted for certain items such as prepaid lease payments, unamortized lease incentives, and unamortized direct costs. ROU assets are amortized on a straight-line basis less the periodic interest expense adjustment of the lease liability and the amortization is included in occupancy expense in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2019, operating lease expense totaled $225 thousand and $685 thousand, respectively. The discount rate used for the present value calculations for lease liabilities was the rate implicit in the lease if determinable, and when the rate was not determinable, the Company used its incremental, collateralized borrowing rate with the FHLB for the period that most closely coincided with the respective lease term as of the commencement date of the lease.

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

September 30, 2019
Operating lease right-of-use assets	$4,222

Operating lease liabilities	$4,521

The following table presents the weighted average remaining lease term and discount rate associated with the Company’s operating leases as of the date stated.

September 30, 2019
Weighted average remaining lease term	8 years
Weighted average discount rate	3.12%

The following table presents a maturity analysis of the Company’s operating lease liabilities for the five years ending subsequent to September 30, 2019 and in total thereafter.

2019	$207
2020	944
2021	977
2022	601
2023	351
Thereafter	2,057
Total	5,137
Less interest	(616)
Lease liability	$4,521

The following table presents supplemental cash flow information related to the Company’s operating leases for the period stated.

For the Nine Months Ended
September 30, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$744
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,304

As part of the implementation of ASU 2016-02, the Company elected various practical expedients. The Company elected to retain the operating lease classification for all of its existing leases as of January 1, 2019 under the former lease accounting standard. The Company elected not to reassess whether existing leases contained embedded lease arrangements or whether there were initial directs costs that should have been considered as part of the transition to ASU 2016-02. The Company also elected not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in noninterest expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately. Lastly, the Company has elected in its accounting policies to utilize a fair value threshold, such that a contract with an ROU asset or lease obligation below a minimum threshold of $7.5 thousand is excluded from the provisions of ASU 2016-02.

Note 8: Earnings per Share

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Basic earnings per share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase earnings per common share (anti-dilutive). For both computations, the weighted average number of the Company’s employee stock ownership plan (“ESOP”) shares not committed to be released to participant accounts are not assumed to be outstanding. The weighted average ESOP shares excluded from the computation were 197,804 and 203,904 for the three and nine months ended September 30, 2019, respectively. The weighted average ESOP shares excluded from the computation were 147,383 and 154,376 for the three and nine months ended September 30, 2018, respectively. For the three months ended September 30, 2019 and 2018, options on 119,047 and 88,784 shares, respectively, were not included in computing diluted earnings per share because their effects would have been anti-dilutive. For the nine months ended September 30, 2019 and 2018, options on 119,047 and 88,784 shares, respectively, were not included in computing diluted earnings per share because their effects would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,841	$1,026	$5,056	$3,096
Weighted average shares outstanding, basic	13,077,600	13,080,372	13,046,694	13,059,845
Dilutive shares:
Stock options	32,756	56,060	33,034	60,334
Restricted stock	22,103	6,117	12,639	8,536
Weighted average shares outstanding, dilutive	13,132,459	13,142,549	13,092,367	13,128,715
Basic and diluted earnings per share	$0.14	$0.08	$0.39	$0.24

Note 9: Borrowings

FHLB Borrowings

As of September 30, 2019 and December 31, 2018, the Bank had $68.0 million and $100.0 million of outstanding FHLB borrowings, consisting of five and four advances, respectively. Advances on the FHLB line are secured by a blanket lien on qualified one-to-four family real estate, commercial real estate, and multifamily residential loans. Immediately available credit, as of September 30, 2019, was $186.4 million against a total line of credit of $272.4 million. As of September 30, 2019, the Bank had $18.0 million of letters of credit issued by the FHLB for the benefit of the Virginia Department of the Treasury as collateral for public deposits held by the Bank to comply with the Security of Public Deposits Act. The $18.0 million is not an outstanding borrowing, as of September 30, 2019, but does reduce the available credit under the FHLB credit line.

The following table presents information regarding the five advances outstanding as of September 30, 2019.

		Originated	Stated	Maturity
	Balance	Date	Interest Rate	Date
Adjustable rate hybrid	$10,000	4/12/2013	4.68%	4/13/2020
Fixed rate credit	20,000	7/3/2019	2.22%	1/3/2020
Fixed rate hybrid	10,000	8/7/2019	1.79%	8/7/2020
Convertible	5,000	8/27/2019	0.54%	8/27/2029
Fixed rate credit	23,000	9/4/2019	2.19%	10/4/2019
Total FHLB borrowings	$68,000		2.39%

Subordinated Notes

On May 28, 2015, the Company entered into a purchase agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “2025 Notes”) to the accredited investors. The 2025 Notes have a maturity date of May 28, 2025 and bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The 2025 Notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the 2025 Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, the holder of a 2025 Note may declare the principal amount of the 2025 Notes to be due and immediately payable. The 2025 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2025 Notes qualify as Tier 2 capital at the consolidated company level for regulatory reporting. The aggregate carrying value of the 2025 Notes, including capitalized debt issuance costs, was $6.9 million as of September 30, 2019 and December 31, 2018. For the three and nine months ended September 30, 2019 and 2018, the effective interest rate on the notes was 6.83% and 6.85%, respectively.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock, issued and outstanding, in the Company’s ESOP was $1.6 million and $1.7 million as of September 30, 2019 and December 31, 2018, respectively, and is included in other liabilities on the consolidated balance sheets. The debt is comprised of four fixed rate amortizing notes, three of which carry an interest rate of 3.25% and one that carries an interest rate of 4.50% with maturity dates ranging from March 1, 2025 to December 31, 2027, and one variable rate amortizing note with a maturity date of June 14, 2024. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

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

Rabbi trust assets: The Company has a rabbi trust for the benefit of participants in the company’s deferred compensation benefit plan. The assets held by the rabbi trust are invested at the direction of the individual participants and are generally invested in marketable investment securities such as common stocks and mutual funds or short-term investments (e.g., cash) (Level 1). Rabbi trust assets are included in other assets on the consolidated balance sheets.

Mortgage servicing rights (“MSRs”): The Company currently owns MSRs from two residential loan portfolios, one serviced for Fannie Mae and one serviced for Freddie Mac. The MSRs are recorded at and adjusted to fair value on a recurring basis, with changes in fair value recorded in results of operations.

The Company engages a third-party to determine the fair value of MSRs. The third-party employs a model to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 12 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of September 30, 2019 and as of December 31, 2018. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 188% and 133% as of September 30, 2019 and December 31, 2018, respectively. A discount rate of 12.5% was then applied to each pool as of September 30, 2019 and as of December 31, 2018. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSRs are classified as Level 3.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of September 30, 2019 Using
	Balance as of September 30, 2019	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government agencies and mortgage backed securities	$50,418	$—	$50,418	$—
State and municipal obligations	17,096	—	17,096	—
Corporate bonds	13,234	1,000	7,544	4,690
Total available-for-sale securities	$80,748	$1,000	$75,058	$4,690
Mortgage servicing rights	$910	$—	$—	$910
Rabbi trust assets	$1,059	$1,059	$—	$—

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Government agencies and mortgage backed securities	$49,882	$—	$49,882	$—
State and municipal obligations	20,217	—	20,217	—
Corporate bonds	12,133	—	8,462	3,671
Total available-for-sale securities	$82,232	$—	$78,561	$3,671
Mortgage servicing rights	$977	$—	$—	$977
Rabbi trust assets	$972	$972	$—	$—

The following table presents the change in financial assets valued using Level 3 inputs for the periods stated.

	MSRs	Corporate Bonds
Balance as of January 1, 2019	$977	$3,671
Purchases	—	—
Transfer from level 2 to level 3	—	1,035
Fair value adjustments	(67)	(16)
Sales	—	—
Balance as of September 30, 2019	$910	$4,690

The $1.0 million transfer from level 2 to level 3 fair value for corporate bonds was attributable to a lack of observable market transactions as of September 30, 2019.

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral less estimated costs to sell, if the loan is collateral-dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments to impaired loans, if any, are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

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

The following tables present the Company’s assets that were measured at fair value on a nonrecurring basis as of the dates stated.

		Fair Value Measurements as of September 30, 2019 Using
	Balance as of September 30, 2019	Level 1	Level 2	Level 3
Impaired loans, net	$6,324	$—	$—	$6,324
Other real estate owned, net	2,178	—	—	2,178

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Impaired loans, net	$4,700	$—	$—	$4,700
Other real estate owned, net	3,597	—	—	3,597

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of September 30, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$6,324	Discounted appraised value	Selling cost Lack of marketability	7% 13%-100% (31%)
		Discounted cash flows	Discount rate	5%-7% (6%)
Other real estate owned, net	2,178	Discounted appraised value	Selling cost Lack of marketability	2%-11% (8%) 12%-100% (36%)

	Balance as of December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,700	Discounted appraised value	Selling cost Lack of marketability	15%-20% (16%) 100% (100%)
		Discounted cash flows	Discount rate	5%-7% (6%)
Other real estate owned, net	3,597	Discounted appraised value	Selling cost Lack of marketability	5%-19% (8%) 9%-100% (28%)

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

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of September 30, 2019 Using
	September 30, 2019	September 30, 2019	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,419	$7,419	$7,419	$—	$—
Interest-earning deposits	23,894	23,894	23,894	—	—
Federal funds sold	92	92	92	—	—
Certificates of deposit	3,498	3,498	—	3,498	—
Restricted securities	6,684	6,684	—	—	6,684
Loans receivable, net	924,268	911,497	—	—	911,497
Loans held for sale	268	268	—	268	—
Accrued interest receivable	3,104	3,104	—	3,104	—
Financial Liabilities:
Noninterest-bearing demand deposits	124,670	124,670	124,670	—	—
Savings and interest-bearing demand deposits	372,404	372,404	372,404	—	—
Time deposits	396,614	398,254	—	—	398,254
Securities sold under repurchase agreements	6,323	6,323	6,323	—	—
FHLB advances	68,000	67,886	—	67,886	—
Subordinated notes, net	6,906	7,032	—	—	7,032

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2018 Using
	December 31, 2018	December 31, 2018	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,685	$7,685	$7,685	$—	$—
Interest-earning deposits	18,981	18,981	18,981	—	—
Federal funds sold	625	625	—	625	—
Certificates of deposit	3,746	3,746	3,746	—	—
Restricted securities	7,600	7,600	—	—	7,600
Loans receivable, net	894,191	877,114	—	—	877,114
Loans held for sale	368	368	—	368	—
Accrued interest receivable	3,172	3,172	—	3,172	—
Financial Liabilities:
Noninterest-bearing demand deposits	114,122	114,122	114,122	—	—
Savings and interest-bearing demand deposits	359,400	359,400	359,400	—	—
Time deposits	368,670	369,347	—	—	369,347
Securities sold under repurchase agreements	6,089	6,089	6,089	—	—
FHLB advances	100,000	99,727	—	99,727	—
Subordinated notes, net	6,893	7,046	—	—	7,046

Note 11: Changes in Accumulated Other Comprehensive Income (Loss), net

The components of accumulated other comprehensive income (loss), net of deferred income taxes, are presented in the following tables for the periods presented.

	For the Nine Months Ended September 30, 2019
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2019	$(1,252)	$(75)	$(1,327)
Change in net unrealized holding gain on available-for-sale securities, net of deferred income tax expense of $443	1,667	—	1,667
Balance as of September 30, 2019	$415	$(75)	$340

	Nine Months Ended September 30, 2018
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2018	$(489)	$(667)	$(1,156)
Change in net unrealized holding loss on available-for-sale securities, net of deferred income tax benefit of $408	(1,536)	—	(1,536)
Balance as of September 30, 2018	$(2,025)	$(667)	$(2,692)

	For the Three Months Ended September 30, 2019
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of July 1, 2019	$182	$(75)	$107
Change in net unrealized holding gain on available-for-sale securities, net of deferred income tax expense of $62	233	—	233
Balance as of September 30, 2019	$415	$(75)	$340

	For the Three Months Ended September 30, 2018
	Net Unrealized Gains (Losses) on Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of July 1, 2018	$(1,648)	$(667)	$(2,315)
Change in net unrealized holding loss on available-for-sale securities, net of deferred income tax benefit of $100	(377)	—	(377)
Balance as of September 30, 2018	$(2,025)	$(667)	$(2,692)

Note 12: Subsequent Events

On October 7, 2019, the Company announced that it had completed a private placement of $25.0 million in fixed-to-floating rate subordinated notes due 2029 (the “2029 Notes”). The 2029 Notes have been structured to qualify as Tier 2 capital under bank regulatory guidelines, and the proceeds from the sale of the 2029 Notes will be utilized for general corporate purposes, including the potential repayment of the 2025 Notes (which become callable in May 2020) and supporting capital levels at the Bank. The 2029 Notes will initially bear interest at 5.625% per annum, beginning October 7, 2019 through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. Beginning on October 15, 2024 through maturity, the 2029 Notes may be redeemed, at the Company's option, on any scheduled interest payment date. The 2029 Notes will mature on October 15, 2029.

On October 18, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to 400,000 shares or approximately 3% of the Company’s currently outstanding common stock through December 31, 2020 (the “Repurchase Program”). The actual timing, quantities, prices, and manner of any share repurchases will be determined by the Company in its discretion and will depend on a number of factors, including the market price of the Company’s common stock, share repurchases required under the Company’s employee benefit plans, general market and economic conditions, and applicable legal and regulatory requirements. The Repurchase Program may be modified, amended, or terminated by the Company’s Board of Directors at any time. There is no guarantee as to the number of shares that the Company will repurchase under the Repurchase Program.

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net income for the three months ended September 30, 2019 and 2018 was $1.8 million and $1.0 million, respectively, an increase of $815 thousand. Diluted earnings per share was $0.14 for the three months ended September 30, 2019 compared to $0.08 for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 and 2018 was $5.1 million and $3.1 million, respectively, an increase of $2.0 million. Diluted earnings per share was $0.39 for the nine months ended September 30, 2019 compared to $0.24 for the nine months ended September 30, 2018.

•

Income before income taxes was $2.3 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $1.1 million. Income before income taxes was $6.2 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $2.5 million. The nine months ended September 30, 2018 included $363 thousand of merger-related costs, while there were no merger-related expenses in the 2019 periods.

•	Return on average assets (annualized) increased to 0.66% and 0.61% for the three and nine months ended September 30, 2019, respectively, from 0.41% and 0.42% for the comparable 2018 periods.
•	Return on average equity (annualized) increased to 5.97% and 5.58% for the three and nine months ended September 30, 2019, respectively, from 3.55% and 3.61% for the comparable 2018 periods.
•	Total assets increased $31.6 million to $1.11 billion as of September 30, 2019 from $1.08 billion as of December 31, 2018.

•

Net loans increased by $30.1 million, an annualized growth rate of over 4%, during the first nine months of 2019. Excluding the payoff of approximately $31.8 million in the first nine months of 2019 of purchased portfolio loans, including those acquired in the merger with Virginia BanCorp, Inc. on April 1, 2017 (the “Merger”), net loan growth on an annualized basis was approximately 9% for the nine months ended September 30, 2019.

•	Total deposits increased by $51.5 million to $893.7 million as of September 30, 2019 from $842.2 million as of December 31, 2018, an annualized growth rate of over 8%.
•	The ratio of nonperforming assets to total assets increased 3 basis points to 0.84% as of September 30, 2019 from 0.81% as of December 31, 2018.
•

Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks as of September 30, 2019, with a total capital ratio and tier 1 leverage ratio of 12.85% and 10.32%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents average interest-earning assets and interest-bearing liabilities, taxable-equivalent yields on such assets, and rates (costs) paid on such liabilities, net interest margin (“NIM”), and net interest spread, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the Three Months Ended September 30,
	2019			2018			2019 Compared to 2018
	Average	Income/	Yield/	Average	Income/	Yield/	Income/ Expense	Variance Attributable to (8)
	Balance	Expense	Cost	Balance	Expense	Cost	Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$71,752	$553	3.06%	$63,304	$498	3.12%	$55	$(11)	$66
Tax-exempt securities (1)	16,086	143	3.53%	19,149	151	3.12%	(8)	16	(24)
Total securities	87,838	696	3.14%	82,453	649	3.12%	47	5	42
Gross loans (2) (3)	923,606	11,930	5.12%	821,778	10,126	4.89%	1,804	549	1,255
Interest-earning deposits and federal funds sold	28,301	151	2.12%	21,769	110	2.00%	41	8	33
Certificates of deposits	3,498	18	2.04%	3,111	17	2.17%	1	(1)	2
Total interest-earning assets	1,043,243	12,795	4.87%	929,111	10,902	4.66%	$1,893	$561	$1,332
Noninterest-earning assets	66,743			65,098
Total average assets	$1,109,986			$994,209
INTEREST-BEARING LIABILITIES:
Savings deposits	$57,770	$40	0.27%	$62,258	$47	0.30%	$(7)	$(4)	$(3)
Demand deposits	71,905	26	0.14%	78,556	38	0.19%	(12)	(9)	(3)
Time deposits (4)	392,868	2,163	2.18%	365,444	1,462	1.59%	701	591	110
Money market deposits	241,360	894	1.47%	171,529	480	1.11%	414	219	195
Total deposits	763,903	3,123	1.62%	677,787	2,027	1.19%	1,096	797	299
Securities sold under repurchase agreements	6,439	4	0.25%	5,724	3	0.21%	1	1	—
Subordinated notes and ESOP debt	8,550	142	6.59%	7,932	128	6.40%	14	4	10
FHLB advances	72,500	465	2.54%	70,543	441	2.48%	24	12	12
Total interest-bearing liabilities	851,392	3,734	1.74%	761,986	2,599	1.35%	$1,135	$814	$321
Noninterest-bearing deposits	123,541			108,594
Other noninterest-bearing liabilities	11,654			8,175
Total average liabilities	986,587			878,755
Average shareholders' equity	123,399			115,454
Total average liabilities and shareholders' equity	$1,109,986			$994,209
Net interest income and NIM (5)		$9,061	3.45%		$8,303	3.57%	$758	$(253)	$1,011
Total cost of funds (6)			1.52%			1.19%
Net interest spread (7)			3.13%			3.31%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value discounts on loans acquired in the Merger of $357 thousand for the three months ended September 30, 2019 and 2018.
(4)	Includes amortization of fair value adjustments on time deposits assumed in the Merger of $31 thousand and $40 thousand for the three months ended September 30, 2019 and 2018, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.
(7)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(8)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Interest income, on a taxable-equivalent basis, for the three months ended September 30, 2019 was $12.8 million, an increase of $1.9 million from the third quarter of 2018, primarily attributable to higher average interest-earning assets of $1.04 billion in the 2019 period compared to $929.1 million in the 2018 period, an increase of $114.1 million ($101.8 million attributable to gross loans) and higher yields on gross loans in the 2019 period. Yields on average interest-earning assets were 4.87% and 4.66% for the third quarters of 2019 and 2018, respectively. The increase in yield on average interest-earning assets was primarily attributable to higher loan yields in the 2019 period.

Loans acquired in the Merger were discounted to estimated fair value (for credit losses and interest rates) as of the effective date of the Merger. A portion of the acquisition accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans for those loans that were deemed to be, as of the Merger date, purchased performing and over the period of expected cash flows from the loans that were deemed to be purchased credit-impaired (“PCI”). The amount of accretion income recognized within a period is based on many factors, including among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility. Accretion of discounts on acquired loans was $357 thousand in the third quarters of 2019 and 2018.

Average interest-earning assets comprised 94.0% and 93.5% of the Company’s average assets for the three months ended September 30, 2019 and 2018, respectively.

Interest expense for the three months ended September 30, 2019 was $3.7 million, an increase of $1.1 million from the third quarter of 2018, primarily attributable to higher costs of interest-bearing liabilities, particularly time and money market deposits. Average interest-bearing liabilities increased by $89.4 million to $851.4 million in the 2019 period compared to $762.0 million in the 2018 period. The increase in average interest-bearing liabilities was primarily attributable to deposit growth, particularly money market deposits, which increased $69.8 million quarter-over-quarter. Higher cost of funds (1.52% and 1.19% for the third quarters of 2019 and 2018, respectively) was primarily due to competition for deposits in the Company’s markets.

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2019 was $9.1 million, an increase of $758 thousand from the three months ended September 30, 2018.

Net interest margin was 3.45% and 3.57% for the three months ended September 30, 2019 and 2018, respectively. The decrease in NIM was primarily attributable to the increase in cost of funds quarter-over-quarter, as noted above, partially offset by higher yields on gross loans in the 2019 period.

Interest expense on the 2029 Notes, issued on October 7, 2019, will have a negative effect on the Company’s cost of funds and NIM beginning in the fourth quarter of 2019.

The following table presents average interest-earning assets and interest-bearing liabilities, taxable-equivalent yields on such assets, and rates (costs) paid on such liabilities, NIM, and net interest spread, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the For the Nine Months Ended September 30,
	2019			2018			2019 Compared to 2018
								Variance Attributable to (8)
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Income/ Expense Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$70,549	$1,725	3.27%	$62,490	$1,392	2.98%	$333	$153	$180
Tax-exempt securities (1)	17,436	414	3.17%	19,195	451	3.14%	(37)	4	(41)
Total securities	87,985	2,139	3.25%	81,685	1,843	3.02%	296	158	138
Gross loans (2) (3)	916,289	34,849	5.08%	799,080	29,853	4.99%	4,996	617	4,379
Interest-earning deposits and federal funds sold	27,088	463	2.29%	32,217	413	1.71%	50	116	(66)
Certificates of deposits	3,653	57	2.09%	3,186	54	2.27%	3	(5)	8
Total interest-earning assets	1,035,015	$37,508	4.85%	916,168	$32,163	4.69%	$5,345	$886	$4,459
Noninterest-earning assets	66,308			64,718
Total average assets	$1,101,323			$980,886
INTEREST-BEARING LIABILITIES:
Savings deposits	$57,648	$128	0.30%	$63,078	$139	0.29%	$(11)	$1	$(12)
Demand deposits	73,727	95	0.17%	81,236	121	0.20%	(26)	(15)	(11)
Time deposits (4)	382,179	6,036	2.11%	367,524	4,030	1.47%	2,006	1,845	161
Money market deposits	239,548	2,760	1.54%	158,077	1,137	0.96%	1,623	1,037	586
Total deposits	753,102	9,019	1.60%	669,915	5,427	1.08%	3,592	2,868	724
Securities sold under repurchase agreements	6,418	11	0.23%	6,575	10	0.20%	1	1	—
Subordinated notes and ESOP debt	8,578	417	6.50%	7,969	384	6.44%	33	4	29
FHLB advances	86,015	1,784	2.77%	68,059	1,140	2.24%	644	343	301
Total interest-bearing liabilities	854,113	$11,231	1.76%	752,518	$6,961	1.24%	$4,270	$3,217	$1,053
Noninterest-bearing deposits	116,055			105,166
Other noninterest-bearing liabilities	10,450			8,724
Total average liabilities	980,618			866,408
Average shareholders' equity	120,705			114,478
Total average liabilities and shareholders' equity	$1,101,323			$980,886
Net interest income and NIM (5)		$26,277	3.39%		$25,202	3.67%	$1,075	$(2,331)	$3,406
Total cost of funds (6)			1.55%			1.08%
Net interest spread (7)			3.09%			3.46%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value discounts on loans acquired in the Merger of $993 thousand and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.
(4)	Includes amortization of fair value adjustments on time deposits assumed in the Merger of $65 thousand and $150 thousand for the nine months ended September 30, 2019 and 2018, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.
(7)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(8)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Interest income, on a taxable-equivalent basis, for the nine months ended September 30, 2019 was $37.5 million, an increase of $5.3 million from the first nine months of 2018, primarily attributable to higher average interest-earning assets of $1.04 billion in the 2019 period compared to $916.2 million in the 2018 period, an increase of $118.8 million ($117.2 million attributable to gross loans). Accretion of discounts on acquired loans in the first nine months of 2019 was $993 thousand compared to $1.4 million in the first nine months of 2018, a decline of $415 thousand. Yields on average interest-earning assets were 4.85% and 4.69% for the first nine months of 2019 and 2018, respectively. The higher yield on average interest-earning assets in the 2019 period was primarily due to higher loan yields, partially offset by lower accretion of acquired loan discounts, which had a negative 5 basis point effect.

Average interest-earning assets comprised 94.0% and 93.4% of the Company’s average assets for the nine months ended September 30, 2019 and 2018, respectively.

Interest expense for the nine months ended September 30, 2019 was $11.2 million, an increase of $4.3 million from the first nine months of 2018, primarily attributable to higher costs of interest-bearing liabilities. Average interest-bearing liabilities increased by $101.6 million to $854.1 million in the 2019 period compared to $752.5 million in the 2018 period. The increase in average interest-bearing liabilities was primarily attributable to deposit growth, particularly money market deposits, which increased $81.5 million quarter-over-quarter. Higher cost of funds (1.55% and 1.08% for the first nine months of 2019 and 2018, respectively) were primarily due to competition for deposits in the Company’s markets, the repricing of maturing time deposits, and higher rates paid on Federal Home Loan Bank of Atlanta (“FHLB”) advances.

Net interest income, on a taxable-equivalent basis, for the nine months ended September 30, 2019 was $26.3 million, an increase of $1.1 million from the nine months ended September 30, 2018.

Net interest margin was 3.39% and 3.67% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in NIM was primarily attributable to the increase in cost of funds, as noted above, and lower accretion of discounts on acquired loans in the 2019 period, partially offset by higher yields on gross loans in the 2019 period.

PROVISION FOR LOAN LOSSES

The following table presents the provision for loan losses for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Provision for loan losses	$495	$509	$871	$481

Provision for loan losses was $495 thousand for the three months ended September 30, 2019, while provision for loan losses was $509 thousand for the same period of 2018. Provision in the 2019 period was primarily attributable to net charge-offs from a select portfolio of purchased consumer loans, a specific reserve for a commercial and industrial loan, and gross loan growth of $14.4 million. Provision for loan losses in the 2018 period was primarily attributable to gross loan growth of $52.7 million.

Provision for loan losses was $871 thousand for the nine months ended September 30, 2019, while provision for loan losses for the first nine months of 2018 was $481 thousand. Provision for loan losses in the first nine months of 2019 was primarily attributable to net charge-offs, additions to the specific reserves in the third quarter of 2019, as noted previously, and gross loan growth of $29.7 million. Provision for loan losses in the 2018 period was primarily attributable to loan growth, partially offset by a $580 thousand benefit to correct for an overstatement in the Company’s allowance for loan losses as of December 31, 2017, as previously reported.

NONINTEREST INCOME

The following tables present a summary of noninterest income and the dollar and percentage change for the periods presented.

	Three Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Income from fiduciary activities	$201	$151	$50	33.1%
Service charges and fees on deposit accounts	243	251	(8)	(3.2%)
Wealth management	185	144	41	28.5%
Interchange fees, net	108	105	3	2.9%
Other service charges and fees	32	30	2	6.7%
Secondary market sales and servicing	293	152	141	92.8%
Increase in cash surrender value of bank owned life insurance	122	123	(1)	(0.8%)
Net gains on sale of available-for-sale securities	1	—	1	100.0%
Net gains on disposition of other assets	—	51	(51)	(100.0%)
Gain on rabbi trust assets	—	5	(5)	(100.0%)
Other	15	(16)	31	193.8%
Total noninterest income	$1,200	$996	$204	20.5%

	Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Income from fiduciary activities	$621	$596	$25	4.2%
Service charges and fees on deposit accounts	727	538	189	35.1%
Wealth management	654	558	96	17.2%
Interchange fees, net	330	221	109	49.3%
Other service charges and fees	88	91	(3)	(3.3%)
Secondary market sales and servicing	632	528	104	19.7%
Increase in cash surrender value of bank owned life insurance	362	374	(12)	(3.2%)
Net losses on sale of available-for-sale securities	(1)	—	(1)	(100.0%)
Net losses on disposition of other assets	(2)	(18)	16	88.9%
Gain (loss) on rabbi trust assets	130	(11)	141	1,281.8%
Gain on curtailment of post-retirement benefit plan	—	352	(352)	(100.0%)
Other	44	101	(57)	(56.4%)
Total noninterest income	$3,585	$3,330	$255	7.7%

Higher noninterest income in the three months ended September 30, 2019 was primarily attributable to higher secondary market sales and servicing income, as the Company focuses on selling a greater volume of mortgages originated. The third quarter of 2018 included $51 thousand of net gains on the disposition of other assets, including a gain on the sale of a former branch building and land.

Higher noninterest income in the nine months ended September 30, 2019 was primarily attributable to higher service charges and fees on deposit accounts, higher interchange fees (net), higher secondary market sales and servicing income, and a gain on rabbi trust assets. In the 2018 period, lower service charges and fees on deposit accounts income was primarily attributable to the suspension of certain fees in the early months of 2018 due to the core system conversion initiated in the fourth quarter of 2017 as a result of the Merger. The first nine months of 2018 included a gain on the curtailment of the Company’s post-retirement benefit plan on March 1, 2018.

NONINTEREST EXPENSE

The following tables present a summary of noninterest expense and the dollar and percentage change for the periods presented.

	Three Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Salaries and employee benefits	$3,666	$4,022	$(356)	(8.9%)
Occupancy	805	924	(119)	(12.9%)
Data processing	541	546	(5)	(0.9%)
Bank franchise tax	209	178	31	17.4%
Telecommunications and other technology	258	195	63	32.3%
FDIC assessments	(7)	151	(158)	(104.6%)
Foreclosed property	48	45	3	6.7%
Consulting	156	214	(58)	(27.1%)
Advertising and marketing	124	126	(2)	(1.6%)
Directors’ fees	148	146	2	1.4%
Audit and accounting	193	236	(43)	(18.2%)
Legal	20	123	(103)	(83.7%)
Core deposit intangible amortization	164	196	(32)	(16.3%)
Net other real estate owned loss	375	(112)	487	434.8%
Other	747	542	205	37.8%
Total noninterest expense	$7,447	$7,532	$(85)	(1.1%)

	Nine Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Salaries and employee benefits	$11,532	$12,407	$(875)	(7.1%)
Occupancy	2,510	2,536	(26)	(1.0%)
Data processing	1,738	1,852	(114)	(6.2%)
Bank franchise tax	655	531	124	23.4%
Telecommunications and other technology	727	603	124	20.6%
FDIC assessments	371	521	(150)	(28.8%)
Foreclosed property	110	110	—	—%
Consulting	418	937	(519)	(55.4%)
Advertising and marketing	300	347	(47)	(13.5%)
Directors’ fees	525	382	143	37.4%
Audit and accounting	586	839	(253)	(30.2%)
Legal	130	380	(250)	(65.8%)
Merger-related	—	363	(363)	(100.0%)
Core deposit intangible amortization	517	610	(93)	(15.2%)
Net other real estate owned losses (gains)	441	(169)	610	360.9%
Other	2,108	1,966	142	7.2%
Total noninterest expense	$22,668	$24,215	$(1,547)	(6.4%)

Lower noninterest expense in the three months ended September 30, 2019 compared to the same period of 2018 was primarily due to lower salaries and employee benefits, Federal Deposit Insurance Corporation (“FDIC”) assessments, and legal costs. Lower salaries and employee benefits in the 2019 period were primarily due to fewer full-time equivalents. In the third quarter of 2019, the Company received a small bank assessment credit from the FDIC of $171 thousand. Lower legal costs in the 2019 period were primarily due to expenses incurred in the 2018 period related primarily to services for the Company’s employee benefit plans. Additionally, in the third quarter of 2019, the Company reported a $375 thousand net loss on the sale and valuation of other real estate owned, while a net gain of $112 thousand was reported in the 2018 period. Other noninterest expense in the third quarter of 2018 included a $172 thousand benefit to correct for an overstatement of other expenses in 2017 related to contributions to the Company’s employee stock ownership plan, as previously reported.

Lower noninterest expense in the nine months ended September 30, 2019 compared to the same period of 2018 was primarily attributable to lower salaries and employee benefits, consulting, legal, and audit and accounting expenses. Lower salaries and employee benefits were primarily due to fewer full time equivalents in the 2019 period. In addition, costs associated with the succession of the Company’s Chief Financial Officer in the 2018 period and costs related to fees incurred in the first nine months of 2018 in the completion of the Company’s 2017 year-end financial reporting, totaled approximately $1.2 million, which increased salaries and employee benefits, consulting, and audit and accounting expenses during this period. Lower consulting costs in the 2019 period were also due to implementation of an enterprise risk management platform and three-year strategic plan during the 2018 period. Audit and accounting fees in the nine months ended September 30, 2018 also included expenses associated with a Sarbanes-Oxley Act readiness assessment. Noninterest expenses in the nine months ended September 30, 2018 included $363 thousand of merger-related expenses, while there were no merger-related expenses in the 2019 period.

The following table presents income tax expense and effective income tax rate for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income tax expense	$448	$198	$1,180	$645
Effective income tax rate	19.6%	16.2%	18.9%	17.2%

ASSET QUALITY

Loans charged-off during the third quarter of 2019, net of recoveries, totaled $478 thousand compared to $335 thousand for the third quarter of 2018, resulting in an annualized net charge-off ratio of 0.21% and 0.17% for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, the annualized net charge-off ratio was 0.19% compared to 0.16% for the nine months ended September 30, 2018.

The ratio of allowance for loan losses (“ALL”) to gross loans was 0.80% as of September 30, 2019 compared to 0.88% as of December 31, 2018. The decline in the ratio of ALL to gross loans since December 31, 2018 was primarily attributable to the reduction in balances (and related ALL) attributable to a select portfolio of purchased consumer loans, including those acquired in the Merger, which had a higher ALL percentage to loans relative to that for other loans in the portfolio. The Company’s ALL does not include discounts recorded on loans acquired in the Merger, which were $2.9 million and $3.9 million as of September 30, 2019, and December 31, 2018, respectively.

The following table presents certain asset quality measures as of the dates stated.

	September 30, 2019	December 31, 2018
Loans 90 days or more past due and still accruing (1)	$—	$—
Nonaccrual loans (1)	7,194	5,206
Total nonperforming loans	7,194	5,206
Other real estate owned, net	2,178	3,597
Total nonperforming assets	$9,372	$8,803
Allowance for loan losses	$7,495	$7,902
ALL to gross loans	0.80%	0.88%
Nonperforming assets to total assets	0.84%	0.81%
Nonperforming loans to gross loans	0.77%	0.58%

(1)	Excludes PCI loans.

The increase in nonperforming assets as of September 30, 2019 is primarily attributable to a commercial and industrial loan participation to a professional service firm being classified as substandard and placed on nonaccrual during the third quarter of 2019. During the third quarter of 2019, the borrower announced its plan to liquidate and subsequently filed for Chapter 7 bankruptcy. The outstanding balance of the loan as of September 30, 2019 was $2.7 million. As of June 30, 2019, the outstanding balance of the loan was $5.9 million and was classified as special mention. As of October 31, 2019, the outstanding balance of the loan was $1.5 million. This increase in nonperforming assets in the third quarter of 2019 was partially offset by a $990 thousand reduction of other real estate owned, net (“OREO”), as the Company continued to reduce its foreclosed properties portfolio.

FINANCIAL CONDITION

Total assets increased by $31.6 million to $1.11 billion as of September 30, 2019 from $1.08 billion as of December 31, 2018, primarily due to net loan growth in the first nine months of 2019 of $30.1 million.

The following tables present information about the securities portfolio on a taxable-equivalent basis as of the dates stated. As of September 30, 2019 and December 31, 2018, available-for-sale securities represented 7.3% and 7.6% of total assets, respectively.

	September 30, 2019
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$50,324	$50,418	6.0	2.24%
State and municipal obligations	16,717	17,096	4.0	3.17%
Corporate bonds	13,173	13,234	3.8	5.64%
Total available-for-sale securities	80,214	80,748	4.6	2.97%
Restricted securities	6,684	6,684	n/a	6.38%
Total securities	$86,898	$87,432		3.25%

	December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$51,126	$49,882	6.1	2.28%
State and municipal obligations	20,484	20,217	6.3	3.15%
Corporate bonds	12,194	12,133	5.2	5.62%
Total available-for-sale securities	83,804	82,232	5.9	2.87%
Restricted securities	7,600	7,600	n/a	5.75%
Total securities	$91,404	$89,832		3.08%

The following table presents the composition of loans in dollar amounts and as a percentage of total loans as of the dates stated.

	September 30, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans on real estate:
Construction, land and land development	$119,278	12.9%	$109,475	12.2%
Commercial mortgages (non-owner occupied)	193,480	20.8%	180,074	20.0%
Commercial mortgages (owner occupied)	83,643	9.0%	87,241	9.7%
Residential first mortgages	301,185	32.2%	298,894	33.1%
Residential revolving and junior mortgages	33,694	3.6%	38,313	4.2%
Commercial and industrial	186,281	20.0%	164,608	18.2%
Consumer	14,471	1.6%	23,740	2.6%
Total loans	932,032	100.0%	902,345	100.0%
Net unamortized deferred loan fees	(269)		(252)
Allowance for loan losses	(7,495)		(7,902)
Loans receivable, net	$924,268		$894,191

During the nine months ended September 30, 2019, gross loans increased by $29.7 million, an annualized growth rate of over 4%, from December 31, 2018. Excluding the payoff of approximately $31.8 million of purchased portfolio loans in the first nine months of 2019, including those acquired in the Merger, gross loan growth for the nine months ended September 30, 2019 on an annualized basis was approximately 9%. The largest components of this increase were a $21.7 million increase in commercial and industrial loans and a $9.8 million increase in commercial mortgages, partially offset by a $9.3 million decline in consumer loans and a $2.3 million decline in residential loans.

The following table presents the Company’s ALL by loan type and the percent of loans in each category to total loans as of the dates stated.

	September 30, 2019		December 31, 2018
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Mortgage loans on real estate	$5,081	78.6%	$4,967	79.2%
Commercial and industrial	1,652	20.0%	1,374	18.2%
Consumer	762	1.6%	1,561	2.6%
Total allowance for loan losses	$7,495	100.0%	$7,902	100.0%

The decline in ALL from December 31, 2018 to September 30, 2019 was primarily due to net charge-offs of $1.3 million, $978 thousand of which was attributable to a select portfolio of purchased consumer loans, which balances are declining but require a higher ALL percentage to loans relative to that for other loans in the portfolio, partially offset by provision for loan losses of $871 thousand recorded for the nine months ended September 30, 2019.

OREO as of September 30, 2019 was $2.2 million, consisting of 21 properties (16 of which were land lots), compared to $3.6 million of OREO (26 properties) as of December 31, 2018, or a $1.4 million decrease. This decrease was primarily attributable to the sale of nine residential properties ($1.6 million carrying amount) during the first nine months of 2019 and a valuation allowance of $175 thousand in the third quarter of 2019, partially offset by the addition of four residential properties ($347 thousand carrying amount) during the first nine months of 2019.

As of September 30, 2019, total deposits were $893.7 million compared to $842.2 million at December 31, 2018, a $51.5 million, or 8% annualized, increase. Time deposits and savings and interest-bearing demand deposits increased $27.9 million and $13.0 million, respectively, in the nine months ended September 30, 2019. Noninterest-bearing demand deposits increased $10.5 million since December 31, 2018 to $125.7 million as of September 30, 2019, a 12% annualized increase.

Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of September 30, 2019 are presented in the following table.

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$40,204	$26,476	$45,531	$102,926	$215,137	24.6%

As of September 30, 2019, the Company had four fixed rate FHLB advances totaling of $58.0 million and one variable rate FHLB advance of $10.0 million outstanding. As of December 31, 2018, the Company had three fixed rate FHLB advances totaling $90.0 million and one variable rate FHLB advance of $10.0 million outstanding. The following table presents various information regarding FHLB advances as of and for the periods presented.

	Nine Months Ended September 30, 2019				Year Ended December 31, 2018
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB advances	$68,000	$100,000	$86,015	2.77%	$100,000	$100,000	$71,753	2.38%

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

As of September 30, 2019, cash and cash equivalents totaled $31.4 million; investment securities maturing in one year or less totaled $9.5 million; and loans maturing in one year or less totaled $206.2 million. This resulted in a liquidity ratio as of September 30, 2019 of 22.2% compared to 21.5% as of December 31, 2018. The Company determines this ratio by dividing the sum of cash and cash equivalents, and investment securities and loans maturing in one year or less, by total assets.

The Company has a secured borrowing line with the FHLB of $272.4 million, with $186.4 million available as of September 30, 2019, and unsecured federal funds lines of credit with various correspondent banks totaling $41.0 million. Federal funds lines of credit are uncommitted and can be cancelled at any time by the lending bank.

As of September 30, 2019, the Company was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on liquidity.

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

Shareholders’ equity is primarily affected by net income and net unrealized gains or losses on available-for-sale securities, net of taxes. The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Another factor affecting accumulated other comprehensive income (loss) is changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in said plan obligations. Shareholders’ equity before accumulated other comprehensive income (loss), net of taxes, was $124.5 million as of September 30, 2019 compared to $118.8 million as of December 31, 2018. The increase of $5.7 million was primarily attributable to net income of $5.1 million for the nine months ended September 30, 2019. Accumulated other comprehensive income (loss), net of taxes, decreased by $1.7 million from December 31, 2018 to September 30, 2019, primarily due to an increase in unrealized net gains, net of taxes, in the Company’s available-for-sale securities portfolio.

Book value per share of the Company’s common stock, including accumulated other comprehensive income (loss), net of tax, increased to $9.36 as of September 30, 2019 from $8.90 as of December 31, 2018.

The Bank is subject to minimum regulatory capital ratios as defined by the Federal Reserve. As of September 30, 2019, the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank was well capitalized by these guidelines.

The Bank is required to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 Capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 Capital ratio of 6.0% of risk-weighted assets; (iii) a Total Risked-based Capital ratio of 8.0% of risk-weighted assets; and (iv) a Leverage ratio of 4.0% of total assets. The following additional capital requirements related to the “capital conservation buffer” have been phased in over a four-year period, beginning on January 1, 2016. As fully phased in on January 1, 2019, the rules require the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 Capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 Capital ratio of 8.5%, (iii) a minimum ratio of Total Risk-based Capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Total Risk-based Capital ratio of 10.5%, and (iv) a minimum Leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer requirement was phased in beginning January 1, 2016, increasing by 0.625% each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The following tables present capital ratios for the Bank, minimum capital ratios required, and ratios defined as “well capitalized” by the Bank’s regulators as of the dates stated.

As of September 30, 2019	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	12.85%	10.50%	10.00%
Tier 1 capital	12.05%	8.50%	8.00%
Common equity tier 1	12.05%	7.00%	6.50%
Tier 1 leverage ratio	10.32%	4.00%	5.00%

As of December 31, 2018	Actual Ratio	Minimum Capital Requirement Ratio	Well- Capitalized Ratio
Total risk-based capital	11.68%	9.875%	10.00%
Tier 1 capital	10.80%	7.875%	8.00%
Common equity tier 1	10.80%	6.375%	6.50%
Tier 1 leverage ratio	9.42%	4.000%	5.00%

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

The following table presents off balance sheet commitments as of the dates stated.

	September 30, 2019	December 31, 2018
Total loan commitments outstanding	$166,217	$160,479
Stand-by letters of credit	5,977	2,848

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

ITEM 4.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s reports and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, as of September 30, 2019.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

November 7, 2019	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)