Form 10-K
period 2019-12-31
BAY BANKS OF VIRGINIA INC
filed 2020-03-06
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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
None

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2019, based on the closing sale price of the registrant’s common stock on June 30, 2019, was $96,197,174.

The number of shares outstanding of the registrant’s common stock as of February 28, 2020 was 13,346,789.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K will be included in the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

BAY BANKS OF VIRGINIA, INC.

PART I

ITEM 1: BUSINESS

GENERAL

Bay Banks of Virginia, Inc. (the “Company”) is a Virginia corporation and bank holding company that conducts substantially all of its operations through its subsidiaries, Virginia Commonwealth Bank (the “Bank”) and VCB Financial Group, Inc. (the “Financial Group”). The Bank opened for business in 1930 as Bank of Lancaster and partners with the communities it serves to deliver banking and financial services.

The Bank is a state-chartered bank, headquartered in Richmond, Virginia, and a member of the Federal Reserve System. The Bank has 18 banking offices, including one loan production office, located throughout the greater Richmond region of Virginia, the Northern Neck region of Virginia, Middlesex County, and the Hampton Roads region of Virginia. The Bank serves businesses, professionals, and consumers with a wide variety of financial services, including retail and commercial banking, and mortgage banking. Products include checking accounts, savings accounts, money market accounts, cash management accounts, certificates of deposit, individual retirement accounts, commercial and industrial loans, residential mortgages, commercial mortgages, home equity loans, consumer installment loans, insurance, credit cards, online banking, telephone banking, and mobile banking. A substantial amount of the Bank’s deposits are interest bearing, and the majority of the Bank’s loan portfolio is secured by real estate. Deposits of the Bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits.

On April 1, 2017, the Company completed a merger with Virginia BanCorp Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank. Immediately following the Company’s merger with Virginia BanCorp, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster (collectively, the “Merger”). Bank of Lancaster then changed its name to Virginia Commonwealth Bank.

The Financial Group provides management services for personal and corporate trusts, including estate planning, estate settlement, trust administration, and investment and wealth management services. Products and services include estate planning and settlement, revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment planning, brokerage services, insurance, investment managed accounts, and managed and self-directed individual retirement accounts.

The Bank has one wholly owned subsidiary, Bay Services Company, Inc., a Virginia corporation organized in 1994 (“Bay Services”). Bay Services owns an interest in Infinex Investments, Inc., which provides brokerage services and investment products that are marketed by the Financial Group.

The Company had total assets of $1.13 billion, deposits of $910.4 million, and shareholders’ equity of $126.2 million as of December 31, 2019. The Company’s headquarters are located in Richmond, Virginia, and its telephone number is 804-325-3775. The Company’s website is www.baybanks.com. Information contained on the Company’s website is not a part of or incorporated into this report or any other filing the Company makes with the Securities and Exchange Commission (“SEC”).

Through the Bank and the Financial Group, the Company provides a wide variety of financial services to its customers in its market areas. The primary products and services provided by the Bank are summarized as follows.

Real Estate Loans The Bank’s mortgage loans on real estate comprise the largest type of its loan portfolio. A large portion of the Bank’s real estate loans are mortgages on one-to-four family residential properties, with both fixed and adjustable interest rate terms, and the majority of these are owner-occupied. Owner-occupied residential mortgages are underwritten and documented within the guidelines of the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Home equity lines of credit are also offered. The Bank also offers secondary market residential loan origination, whereby home mortgages are underwritten in accordance with the guidelines of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) or other secondary market purchasers. These loans are then sold into the secondary market on a loan-by-loan basis, usually directly to Freddie Mac, Fannie Mae, or other secondary market participants. The Bank earns origination fees on sold loans and may retain servicing rights and earn servicing fees from these loans.

The Bank offers construction, land, and land development loans. These loans are to individuals and qualified builders and are generally for the acquisition or improvement of land and/or the construction and/or improvement of personal residences or commercial properties. Underwritten typically at a maximum of 80% loan to value, funds under these loans are disbursed as construction progresses, subject to verification by Bank inspection.

The Bank offers commercial real estate loans that are secured by income-producing or owner-occupied real estate. These mortgages are typically written at a maximum of 80% loan to value. Commercial mortgages on owner-occupied properties represent real estate loans where the business or business owner occupies all or substantially all of the property and the primary source of repayment is the cash flows from the business occupying the property.

Commercial and Industrial Loans The Bank offers commercial and industrial loans, which are typically for the financing of equipment and/or inventory or accounts receivable. Commercial and industrial lending includes small business loans, asset based loans, and other secured and unsecured loans and lines of credit. Commercial and industrial loans may entail greater risk than other loans, and are therefore underwritten with strict risk management standards. Among the criteria for determining the borrower’s ability to repay is a cash flow analysis of the business and business collateral.

Consumer Loans As part of its range of services, the Bank’s consumer lending services include automobile and boat financing, home improvement loans, credit cards, and unsecured personal loans. These consumer loans historically entail greater risk than loans secured by real estate, but generate a higher rate of return.

Consumer Deposit Services Consumer deposit products include checking accounts, savings accounts, money market accounts, and certificates of deposit. The Bank offers numerous services and access to its customers, including telephone banking, online banking, mobile banking, mobile deposit, electronic statements, and identity theft protection.

Commercial Banking Services The Bank offers a variety of services to commercial customers. These services include analysis checking, cash management deposit accounts, wire services, direct deposit payroll service, lockbox service, positive pay, online banking, telephone banking, remote deposit, and a full line of commercial lending options. The Bank also offers Small Business Administration loan products under the 504 Program, which provides long-term funding for commercial real estate and long-lived equipment. This allows commercial customers to obtain favorable rate loans for the development of business opportunities, while providing the Bank with a partial guarantee of the outstanding loan balance.

Purchased Loans The Bank acquired certain purchased loan pools as part of the Merger. From time to time, the Bank purchases whole or partial loans through various reputable institutions and participations from other banks.

COMPETITION

The financial services industry is highly competitive. The Company competes for loans, deposits, and other financial services directly with bank, nonbank institutions, credit unions, Internet-based banks and other financial technology firms, along with money market and mutual funds, brokerage houses, mortgage companies, insurance companies, and commercial entities that offer financial services products. These entities may be located within or outside the

Company’s markets. Many of the Company’s competitors have competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer a broader scope of services, more favorable pricing, and lower operating costs. The Company believes that its personalized service, competitive pricing, and community involvement enable it to effectively compete in the markets in which it operates.

SUPERVISION AND REGULATION

Bank holding companies and banks are highly regulated under both federal and state laws. The following description briefly addresses certain provisions of federal and state laws and certain regulations, proposed regulations, and the potential effects on the Company and the Bank. To the extent statutory or regulatory provisions or proposals are described in this report, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

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

Permitted Activities. A bank holding company is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be closely related to banking, managing, or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company may result from such an activity.

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

Under the Federal Deposit Insurance Act (“FDIA”), federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to capital management, internal control and information systems, data security, loan documentation, credit underwriting, interest rate exposure, risk management, vendor management, corporate governance, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

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

Under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if after making such distributions the institution would become “undercapitalized” (as such term is used in the statute). The Company’s non-bank subsidiary, the Financial Group, also may pay dividends to the Company, subject to certain statutory restrictions.

The Company may receive fees from or pay fees to its affiliated companies for expenses incurred related to certain activities performed by or for the Company for the benefit of its affiliated companies or for its benefit. (An example of such expenses would be independent audit fees paid by the Company.) These fees are charged to/received from each affiliated company based upon various specific allocation methods measuring the estimated usage of such services by that company. The fees are eliminated from reported financial statements in the consolidation process.

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

Effective January 1, 2015, the Bank became subject to capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the “Basel Committee”), and certain changes required by the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 Capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 Capital ratio of 6.0% of risk-weighted assets; (iii) a Total Risked-based Capital ratio of 8.0% of risk-weighted assets; and (iv) a Leverage ratio of 4.0% of total assets. The following additional capital requirements related to the “capital conservation buffer” were phased in ratably over a four-year period, beginning on January 1, 2016. As fully phased in effective January 1, 2019, the rules require the Bank to maintain: (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of 4.5%, plus a 2.5% capital conservation buffer, resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of 7.0%, (ii) a minimum ratio of Tier 1 Capital to risk-weighted assets of 6.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Tier 1 Capital ratio of 8.5%, (iii) a minimum ratio of Total Risk-based Capital to risk-weighted assets of 8.0%, plus the 2.5% capital conservation buffer, resulting in a minimum Total Risk-based Capital ratio of 10.5%, and (iv) a minimum Leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of December 31, 2019 and 2018, ratios of the Bank were in excess of the fully phased-in requirements.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which the standards are implemented by the federal bank regulatory agencies.

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), on November 4, 2019, the FDIC, the Office of the Comptroller of the Currency, and the Federal Reserve jointly issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” Under this rule, which became effective January 1, 2020, a qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules provided it has a community bank leverage ratio greater than 9%. The Bank qualifies for this election and has not yet determined if it will make such election.

Deposit Insurance. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 per depositor, per insured depository institution, for each account ownership category.

The Bank is subject to deposit insurance assessments to maintain the DIF. Deposit insurance pricing is based on CAMELS composite ratings and certain other financial ratios to determine assessment rates for small-established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity, and sensitivity to market risk (“CAMELS”). CAMELS composite ratings set a maximum insurance assessment for CAMELS 1 and 2 rated banks and set minimum assessments for lower rated institutions.

In March 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The rule granted credits to smaller banks for the portion of their regular assessments that contributed to increasing the reserve ratio from 1.15% to 1.35%. The reserve ratio reached 1.35% during the third quarter of 2018, and during 2019, the Bank received $226 thousand of credits. For the years ended December 31, 2019 and 2018, the Company recorded expense of $483 thousand and $719 thousand, respectively, for FDIC insurance premiums.

All FDIC insured institutions were required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments ceased during 2019 due to the maturity of the bonds in 2019.

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

Prompt Corrective Action. Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal bank regulatory agencies have additional enforcement authority with respect to undercapitalized depository institutions. The final rules to implement the Basel III regulatory capital framework also incorporated new requirements into the prompt corrective action framework. Under the prompt corrective action requirements, insured depository institutions are required to meet the capital level requirements, referenced above in “capital requirements”, in order to qualify as “well capitalized”. “Well capitalized” institutions may generally operate without additional supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized; they cannot pay a management fee to a controlling person, if after paying the fee, it would be undercapitalized, and they cannot accept, renew, or rollover any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

Immediately upon becoming “undercapitalized,” a depository institution becomes subject to the provisions of Section 38 of the FDIA, which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF, subject in certain cases to specified procedures. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or the sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions. The Bank met the definition of being “well capitalized” as of December 31, 2019 and 2018.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB is responsible for implementing, examining, and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets. While the Bank, like all banks, is subject to federal consumer protection rules enacted by the CFPB, because the Company and the Bank have total consolidated assets of $10 billion or less, the Federal Reserve oversees most consumer protection aspects of the Dodd-Frank Act and other laws and regulations applicable to the Bank.

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

Cybersecurity. In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company or the Bank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. To date, neither the Company nor the Bank has experienced a significant compromise, significant data loss, or material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat, and it is possible that the Company or the Bank could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by the Company and the Bank and its customers.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the institution’s safety and soundness, and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2019, the Company and the Bank have not been made aware of any instances of noncompliance with this guidance.

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

Employees

At December 31, 2019, the Company employed approximately 172 people, resulting in 170 full-time equivalent employees.

ITEM 1A: RISK FACTORS

An investment in the Company’s common stock involves certain risks, including those described below. In addition to the other information set forth in this Form 10-K, investors in the Company’s securities should carefully consider the factors discussed below. These factors, either alone or taken together, could materially and adversely affect the Company’s business, financial condition, liquidity, results of operations, capital position, and prospects. If one or more of these risks materialize, the Company’s actual results could differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of the Company’s securities could decline. Unless otherwise indicated or as the context requires, all references in this Item to “we,” “us” and “our” refer to the Company and its subsidiaries as a combined entity.

We may have difficulty managing our growth in our target markets due to competition and our previous limited operations in these markets.

Our primary market area prior to the Merger with Virginia BanCorp was the Northern Neck and Middle Peninsula areas of Virginia and, to a lesser extent, the greater Richmond area of central Virginia. Virginia BanCorp’s primary market area was the Tri-Cities area of Virginia (Petersburg, Hopewell, and Colonial Heights) and, to a lesser extent, the greater Richmond area. In 2018, we opened banking offices in Virginia Beach to serve the Hampton Roads region of eastern Virginia. Our future success is highly dependent on our ability to profitably operate in the greater Richmond and Hampton Roads markets, which are both relatively new markets for us.

The banking business in our markets is extremely competitive, and the level of competition may increase further. Although we have hired a number of lending and business development officers with experience in the greater Richmond and Hampton Roads markets, there can be no assurance that we will be able to successfully compete in these markets in a sustainable manner, and there may be unexpected challenges and difficulties that could adversely affect our operations.

Changes in economic and market conditions, especially in the areas in which we conduct operations, could materially and negatively affect our business.

Our business is directly impacted by economic and market conditions, legislative and regulatory changes, and changes in government monetary and fiscal policies, all of which are beyond our control. A deterioration in economic conditions, whether caused by global, national, or local concerns, especially within our target markets, could result in the following potentially material consequences: increasing loan delinquencies and/or losses; increasing levels of problem assets and foreclosures; decreasing demand for products and services; decreasing low-cost or noninterest- bearing deposits; and declining values of collateral for loans, especially real estate. Changes in economic and market conditions could reduce our current and future customers’ borrowing power, confidence in financial markets, and ability to pay us. An economic downturn could result in losses that materially and adversely affect our financial condition and results of our operations.

Income from our trust and wealth management subsidiary is a major source of noninterest income for us. Trust and investment services fee revenue is largely dependent on the fair market value of assets under management and on trading volumes of managed portfolios. General economic conditions and their subsequent effect on the securities markets tend to act in correlation. If general economic conditions deteriorate, securities markets generally decline in value, and our trust and wealth management service revenues could be adversely affected as asset values and trading volumes decrease.

We may be adversely affected by changes in market conditions.

We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a financial institution, market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term and long-term borrowings, and other assets and liabilities. A few of the market conditions that may shift from time to time, thereby exposing us to market risk, include: fluctuations in interest rates, equity and futures prices, and price deterioration or changes in value due to changes in market perception or credit quality of issuers. Our investment securities portfolio, in particular, may be impacted by market conditions beyond our control, including changes in interest rates, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and inactivity or instability in the credit markets. Any changes in these conditions or in current accounting principles or interpretations of these principles could affect our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio.

We have a high concentration of loans secured by real estate, and a downturn in real estate markets in which we conduct business could materially and negatively affect our business.

We offer a variety of secured loans, including commercial lines of credit, commercial term loans, commercial and consumer real estate and construction loans, home equity lines of credit, consumer loans, and other loans. Many of these loans are secured by real estate (both residential and commercial) located in our market areas. As of December 31, 2019, we had approximately $924.5 million in total loans, of which approximately $730.8 million, or 79%, were secured by real estate. A significant change in the real estate market, such as deterioration in the value of the underlying collateral for these loans or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could adversely affect us. If there were a decline in real estate values, especially in our markets, the collateral for our loans would deteriorate and provide significantly less security. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished, and we would be more likely to suffer losses, which could have a material adverse effect on our financial condition and results of operations.

We have a significant concentration of credit exposure in commercial real estate, and loans with this type of collateral are viewed as having more risk of default.

As of December 31, 2019, we had approximately $279.0 million in loans secured by commercial real estate, representing approximately 30% of total loans outstanding as of at that date. A portion of the real estate consists of non-owner-operated properties and other commercial properties. These types of loans are generally viewed as having more risk of default than residential or owner-occupied commercial real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the property to service the debt. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner, as commercial real estate borrowers’ abilities to repay their loans frequently depend on the successful development and management of properties. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of nonperforming loans. An increase in nonperforming loans could result in losses from these loans, either from an increase in the provision for loan losses or an increase in charge-offs, both of which could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2019, approximately $126.0 million, or 13.6%, of our loan portfolio consisted of construction and development loans. Construction financing typically involves a higher degree of credit risk than financing improved real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction, the marketability of the property, and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to allow for the completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with real estate collateral whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria is designed to evaluate and minimize the risks of each construction loan and advances are dependent on construction activity, there can be no guarantee that these practices will have safeguarded us against material delinquencies and losses. In addition, construction and land development loans are dependent on the successful completion of the projects they finance. Loans on vacant or unimproved land is generally held by the borrower for investment purposes or future use; therefore, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are more susceptible to adverse conditions in the real estate market and local economy.

Due to greater risk inherent in construction financing, we could suffer greater losses, which could adversely affect our financial condition and results of operations.

A portion of our loan portfolio consists of purchased loans and participations, which may have a higher risk of loss than loans we originate.

As of December 31, 2019, our loan portfolio included $109.1 million of purchased wholesale loans and $58.3 million of loan participations. Our purchased loan portfolios include, among other things, unsecured consumer loans and loans secured by real estate both within and outside of our target markets.

In the Merger, we acquired a pool of consumer unsecured loans, which totaled $19.9 million at the time of the Merger. Subsequent to the Merger and during 2017, we purchased an additional $17.4 million of these consumer loan pools. As of December 31, 2019, we held $6.6 million of these consumer loans. These consumer loans generally experience elevated rates of charge-offs, and for the years ended December 31, 2019 and 2018, we had net charge-offs of $1.1 million, related to these purchased consumer loan portfolios. Although we believe we have an appropriate level of reserves in our allowance for loan losses for these loans as of December 31, 2019, the loans could perform worse than we anticipated at the time we determined our allowance for loan losses, and we could be adversely affected.

We have historically underwritten loan purchases and participations consistent with our general underwriting criteria; however, loan purchases and participations may have a higher risk of loss than loans we originate. In the case of purchased loans, we may not have a relationship or access to the borrower, and with respect to secured loans, the property securing the loans may not be located in our target markets. Additionally, even though we underwrite loan purchases and participations consistent with our underwriting practices, these loans may be types of loans or in sectors, in which we generally do not lend. Any of these factors could cause us to experience a higher level of losses compared to loans that we originate.

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

Most of our commercial  and commercial real estate loans are made to small or middle-market customers. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. If general economic conditions in the market areas in which we operate negatively affect this important customer sector, our financial condition and results of operations may be adversely affected. Moreover, portions of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our financial condition and results of operations.

Our credit standards and on-going credit assessment processes might not protect us from significant credit losses.

We take credit risk by virtue of making loans and extending loan commitments and letters of credit. We manage credit risk through a program of underwriting standards, the review of certain credit decisions, and an ongoing  assessment of the quality of the credit already extended. In addition, our credit administration function employs risk management techniques intended to promptly identify problem loans. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, there can be no assurance that such measures will be effective in avoiding future undue credit risk and credit losses may occur or increase in the future, which could adversely affect our financial condition and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties and our financial condition could be adversely affected if we rely on misleading information.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations, and cash flows of that customer. Our financial condition and results of operations could be negatively affected to the extent we rely on financial statements that do not comply with GAAP or other information that is not materially accurate or is misleading.

Our allowance for loan losses may not be adequate to cover actual losses, which could materially and adversely affect our operating results.

We maintain an allowance for loan losses that we believe is appropriate to provide for any potential losses in our loan portfolio. The amount of this allowance is determined by management through a periodic review and consideration of several factors, including, not limited to: (i) the quality, size, performance, and diversity of our loan portfolio; (ii) the evaluation of nonperforming loans; (iii) historical loan loss experience; and (iv) the amount and quality of collateral, including guarantees, securing the loans.

The amount of future loan losses will be influenced by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control. As a result, these losses may exceed current estimates. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, we cannot precisely predict such losses or be certain that our allowance for loan losses will be adequate in the future. While the risk of nonpayment is inherent in banking, we could experience greater nonpayment levels than we anticipate. Further deterioration in the quality of our loan portfolio could cause our interest income to decrease and our provision for loan losses to increase further, which could adversely affect our results of operations and financial condition. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the allowance for loan losses or loans charged-off as required by these regulatory agencies could have a material adverse effect on our financial condition and results of operations.

We rely upon independent appraisals to determine the value of the real estate that secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A significant portion of our loan portfolio consists of loans secured by real estate. We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment that adversely affects the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and would suffer a loss, which could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways. Our nonperforming assets, which include loans past due 90 days or more and still accruing interest, nonaccrual loans, and other real estate owned (“OREO”), were $6.4 million, or 0.56% of total assets, as of December 31, 2019. Loans acquired in the Merger that were deemed purchased credit-impaired loans are not reported as nonperforming loans. We do not record interest income on nonaccrual loans, which adversely affects our income. Our nonaccrual loans totaled $4.5 million as of December 31, 2019.

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

The amount of our OREO may increase, resulting in additional OREO-related losses, and costs and expenses that will negatively affect our operations.

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

In the course of our business, we may foreclose and take title to real estate potentially becoming subject to environmental liabilities associated with the properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could have a material adverse effect on our financial condition and results of operations.

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

We have certain variable-rate loans, borrowings, and other financial instruments indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. It is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with borrowers, subordinated debt, or other financial arrangements may change our market risk profiles, interest spread, and pricing models, and cause us to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on our results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our business and financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could negatively affect our access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of an economic downturn in the markets we serve, a disruption in the financial markets, negative views and expectations about the prospects for the financial services industry, adverse regulatory action against us, and our inability to attract and retain deposits, which is critical to maintaining and growing our business. Although, we believe we have adequate liquidity and access to liquidity sources as of December 31, 2019, there can be no guarantee this liquidity will be available to us in future periods.

We may not be able to raise capital at an acceptable price.

Maintaining appropriate capital levels is essential for the operation and growth of our business. In the future, we may need additional capital to support our business; however, we may not be able to raise additional capital when needed through the issuance of shares of our common stock, other equity or equity-related securities, or debt securities. Furthermore, even if we are able to raise additional capital when it is needed, it may be at a price that is dilutive to current shareholders in the case of equity securities, or at rates that substantially increase our borrowing costs in the case of debt securities.

Our common stock has less liquidity than stocks of larger publicly traded companies.

Our common stock is currently quoted on the OTC market. Companies that are quoted on the OTC generally experience lower trading volume than companies that trade on larger, more active exchanges. Consequently, shareholders may not be able to sell a substantial number of shares without an adverse effect on the share price. There is no assurance that a more active market for our shares will exist in the future. We cannot predict the effect, if any, of future sales of common stock or the availability of common stock will have on the market price of our common stock. Sales of substantial common shares in the market, or potential sales, particular sales by Company insiders, could cause the price of our common stock to decline.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our operations.

We are a relationship-driven organization and currently depend heavily on the services of a number of key management personnel. These senior officers have primary contact with our customers and are extremely important in maintaining relationships with our customer base, which is a key aspect of our business strategy. Additionally, our business relies heavily on certain key executive officers. The Company maintains succession plans for key management positions; however, the loss of key executives could adversely affect the Company’s business or the perception of its business until such time successors have successfully filled roles. The unexpected loss of key personnel could have a material adverse effect on the results of our operations.

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

We encounter substantial competition from other financial institutions located in and outside our market areas. Ultimately, we may not be able to compete successfully against current and future competitors. Competitors, which offer similar banking services that we offer, include national, regional, and community banks, including banks that offer products and services solely via the Internet. We also face competition from many other types of financial institutions, including finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations and mortgage companies, as well as less traditional sources such as marketplace lenders and financial technology firms. Increased competition may result in reduced business for us.

Additionally, banks and other financial institutions with larger capitalization have larger lending limits and are thereby able to serve the credit needs of larger customers. Many of these institutions also have greater resources than us to invest and develop products to attract and retain customers. Many of our non-bank competitors are not subject to the same regulations that govern us and may be able to offer more attractive pricing. Areas of competition include interest rates offered for loans and deposits, terms offered for loans and deposits, and the range and quality of products and services provided, including new technology-driven products and services. If we are unable to attract and retain banking customers, we may be unable to continue to grow loans and deposits, which could have a material adverse effect on our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. The activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and are expected to continue to grow. In addition, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, digital wallets, or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of deposits and the related income generated from those deposits. If we are unable to address the competitive pressures that we face from disintermediaries, we could lose market share, which could result in reduced profitability. The loss of these revenue sources and the higher cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Our ability to operate profitably may be dependent on our ability to implement various technologies into our operations.

The market for financial services, including banking and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, online banking, mobile banking, and tele-banking. Industry-changing, technology-driven products and services are often introduced and adopted, including innovative ways that customers can make payments, access products, and manage accounts. Our ability to compete successfully in our market may depend on the extent to which we are able to adopt such technological changes and address the needs of our customers. We could be required to make substantial expenditures to modify or adapt existing products and services, or develop new products and services, which can entail significant time, resources, and additional risk, and which ultimately may not be successful. If we are not able to adequately invest in such technologies, or properly or timely anticipate or implement such technologies, our business could be adversely affected.

Our exposure to operational, technological, and organizational risk may adversely affect us.

We are exposed to many types of operational risks, including reputational, legal, and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, clerical or record-keeping errors, and errors resulting from faulty or inadequate computer or telecommunications systems.

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

Further, if any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably affect the timeliness and efficiency of our business operations. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of the impact of natural disasters, terrorism, breaches, and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others. Certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. Disruptions of our operating systems arising from events wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages) may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as are we) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers or employees to initiate wire and automated clearinghouse transactions out of customer accounts. Although we have policies and procedures in place to verify the authenticity of our customers or employees, we cannot assure that such policies and procedures will prevent all fraudulent transfers. Such activity can result in financial liability and harm to our reputation.

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

We rely heavily on communications and information systems to conduct business. In addition, in the ordinary course of business we collect and store sensitive data, including proprietary business information and personally identifiable information of our customers and employees in systems and on networks. While we have policies and procedures designed to protect our networks, computers, and data from failure, interruption, damage, or unauthorized access, there can be no assurance that a breach will not occur or, if it does, that it will be adequately addressed. The occurrence of any failure, interruption, damage, or security breach of our communications and information systems could damage our reputation, result in a loss of business, subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability, and/or significant costs, any of which could adversely affect our business and results of operations.

We operate in a highly-regulated industry and the laws and regulations that govern our operations, corporate governance, executive compensation, and financial accounting, or reporting, including changes in them or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation and supervision that govern almost all aspects of our operations. Intended to protect customers, depositors, consumers, deposit insurance funds, and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities, limit the dividend or distributions that we can pay, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than GAAP. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines, and other penalties, any of which could adversely affect our results of operations, required capital levels, and financial condition. Further, any new laws, rules, and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition, and results of operations.

We are subject to more stringent capital and liquidity requirements, the short-term and long-term effect of which is uncertain.

We are subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital, which we must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our business and financial condition could be materially and adversely affected.

In determining the adequacy of its capital levels, the Bank uses risk-based capital ratios established by regulations. Effective January 1, 2015, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency adopted regulatory capital reforms from the Basel Committee and certain changes required by the Dodd-Frank Act (which we refer to as the “Basel III Rules”), which established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The Basel III Rules increased capital ratios for all banking organizations and introduced a “capital conservation buffer,” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. The conservation buffer began to be phased in beginning in 2016 and was fully effective on January 1, 2019.

While the recently passed Economic Growth Act requires that federal banking regulators establish a simplified leverage capital framework for smaller banks, the application of these more stringent capital rules require us to maintain higher regulatory capital levels than historically required, which could adversely affect our business and ability to grow.

Our ability to pay dividends is limited, and we may be unable to pay future dividends.

Our ability to pay dividends to our shareholders is limited by regulatory restrictions and our need to maintain sufficient capital levels. The ability of the Bank to pay dividends to the Company is limited by the Bank’s obligations to maintain sufficient capital, earnings, liquidity, and by other general restrictions on its dividends under federal and state bank regulatory requirements. Future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. If we do not satisfy these regulatory requirements or arrangements, we will be unable to pay dividends on our common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders of common stock, our board of directors, in its sole discretion, may decide to retain capital and therefore not pay dividends in the future.

If we fail to pay interest on or otherwise default on our subordinated notes, we will be prohibited from paying dividends or distributions on our common stock.

As of December 31, 2019, we had $31.0 million of subordinated notes outstanding. The agreements under which the subordinated notes were issued prohibit us from paying any dividends on our common stock or making any other distributions to our shareholders upon our failure to make any required payment of principal or interest on the notes or during the continuance of an event of default under the applicable agreement. Events of default generally consist of, among other things, certain events of bankruptcy, insolvency, or liquidation relating to us. If we were to fail to make a required payment of principal or interest on our subordinated notes, we would be prohibited from paying any dividends or making any other distributions to our shareholders or from redeeming or repurchasing any of our common stock, which could have a material adverse effect on the market value of our common stock.

Changes in the federal, state, or local tax laws may negatively affect our financial performance.

Changes in tax laws could increase our effective tax rates. Such changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The Tax Cuts and Jobs Act of 2017 reduced the maximum federal corporate income tax rate from 35% to 21% beginning in 2018. The new legislation also enacted limitations on certain deductions, which partially offset the anticipated increase in net earnings from the lower tax rate. Similarly, our customers may be affected by changes in the laws, either positively or negatively, which could affect their desire to borrow or ability to pay us. Future changes in tax laws, federal, state, and local, particularly an increase in the federal corporate income tax rate, could adversely affect our business, financial condition, and results of operations.

Our governing documents and Virginia law contain anti-takeover provisions that could negatively affect our shareholders.

Our articles of incorporation and bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of our board of directors to deal with attempts to acquire control of the Company. These provisions and the ability to set the voting rights, preferences, and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest). To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of our common stock resulting from actual or rumored takeover attempts may be inhibited. These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could adversely affect the market price of our common stock. Additionally, takeover attempts can harm the Company’s reputation, possibly resulting in the loss of customers and key personnel, and require us to incur significant costs to protect our business and the interests of our shareholders.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and to operate successfully as a public company. Effective internal controls also are a deterent to fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to include in our Annual Reports on Form 10-K management’s assessment of the effectiveness of our internal controls over financial reporting. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has disclosed material weaknesses in internal controls over financial reporting in the past, which deficiencies have been remediated; however, we cannot assure we would not identify these or different weaknesses in future years.

Compliance with the requirements of Section 404 is expensive, time-consuming, and includes the requirement of an independent opinion of the effectiveness of our internal controls over financial reporting. Our inability to maintain operating effectiveness of the internal controls over financial reporting, including the costs of remediation efforts relating to the weaknesses, could result in a material misstatement to our financial statements or other disclosures, which could have an adverse effect on our business, financial condition, and results of operations. In addition, any failure to remediate and maintain effective controls or to timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, subject us to regulatory scrutiny, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our financial condition and results of operations.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“CECL”). Pursuant to this ASU, the current incurred loss credit impairment methodology, which we currently employ for determining our allowance for loan losses (“ALL”), will be replaced with the CECL model, a methodology that reflects incurred and expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. During 2019, the FASB voted to delay the effective date of this ASU for smaller reporting companies, such as us, to fiscal years beginning after December 15, 2022. To implement the new standard, we have and will continue to incur costs related to data collection, documentation, technology, and training. If we are required to materially increase the level of our ALL or additional expenses to determine the appropriate level of our ALL, such changes could adversely affect our capital levels, financial condition, and results of operations. Implementation of new standards or changes to existing standards enacted in the future could similarly adversely affect our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. The fact that we operate in markets that are geographically close in proximity may make us more vulnerable to such events. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

If we are unable to successfully implement and manage our growth strategy, our financial condition and results of operations may be adversely affected.

We may not be able to successfully implement our growth strategy, if we are unable to identify attractive markets  or opportunities to expand in the future. In addition, the ability to manage growth successfully depends on maintaining adequate capital levels, cost controls, asset quality, and deposits.

In implementing our growth strategy, we may expand into adjacent lines of business, open new branches, or acquire branches or banks. Expanding into adjacent lines of business may be costly and may prove not to be profitable. In the case of opening new branches, we must absorb additional expenses, while we begin to generate new deposits. Growing through branch or bank acquisitions would involve a number of risks including but not limited to:

•

the time and expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices or branches, as there may be a substantial time lag between these activities and when we generate sufficient assets and deposits to support the costs of the expansion;

•	the time and expense associated with identifying and evaluating potential acquisitions and merger partners;

•	investing a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s time and attention being diverted from the operation of our existing business;

•	the time and expense associated with integrating the operations and personnel of the combined operations, and the ability to realize the anticipated benefits of the expansion;

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of a growth strategy that is poorly received or executed;

•	inability to obtain additional capital or financing, if necessary, on favorable terms or at all; and

•	unforeseen adjustments, write-downs, write-offs, or restructuring or other impairment charges.

Our plans to expand could depress earnings in the short run, even if we efficiently execute a strategy leading to long-term financial benefits. All of these strategies divert management’s attention from the Company’s day-to-day operations. We cannot assure that any efforts relating to our growth strategy will be successful.

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

Unless otherwise noted, the properties listed below were owned or leased by the Company and its subsidiaries and were in use as of December 31, 2019.

4600 W. Hundred Road, Chester, Virginia

3209 Boulevard, Colonial Heights, Virginia

1118 Courthouse Road, Richmond, Virginia (closed February 6, 2020)

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

10880 General Puller Highway, Suite R, Hartfield, Virginia (leased)

5711 Patterson Avenue, Richmond, Virginia (leased)

1801 Bayberry Court, Suites 101, 103 & 104, Richmond, Virginia (leased)

300 32nd Street, Suites 101 & 104, Virginia Beach, Virginia (leased)

1129 Gaskins Road, Suite 202, Richmond, Virginia (leased)

5706 Grove Avenue, Suite 202, Richmond, Virginia (leased)

1406 Roseneath Road, Richmond, Virginia (in construction)

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Markets Group’s OTCQB under the symbol “BAYK.” There were 13,346,789 shares of the Company’s common stock outstanding at the close of business on February 28, 2020, which were held by approximately 723 shareholders of record.

The table below reflects the shares of common stock the Company repurchased during the fourth quarter of 2019.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plan (1)
Purchased 10/1 through 10/31	—	$—	—	400,000
Purchased 11/1 through 11/30	13,400	8.36	13,400	386,600
Purchased 12/1 through 12/31	59,305	7.90	59,305	327,295
Total	72,705	7.98	72,705

(1)

Shares were repurchased pursuant to the share repurchase program approved by the Company’s board of directors on October 18, 2019, which authorized the repurchase of 400,000 shares through December 31, 2020.

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

ITEM 6: SELECTED FINANCIAL DATA

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015
Operations:
Net interest income	$35,333	$33,578	$27,699	$14,411	$13,219
Provision for loan losses	1,182	1,351	4,934	287	1,597
Noninterest income	4,958	4,303	3,684	4,610	3,359
Noninterest expense	30,402	32,119	26,924	15,233	14,802
Tax expense (benefit)	1,649	533	797	966	(187)
Net income (loss)	$7,058	$3,878	$(1,272)	$2,535	$366
Share Data:
Basic income (loss) per share	$0.54	$0.30	$(0.14)	$0.53	$0.08
Diluted income (loss) per share	0.54	0.30	(0.14)	0.53	0.08
Cash dividends per common share	—	—	0.12	—	—
Book value per share	9.51	8.90	8.68	8.73	8.29
Weighted average common shares:
Basic	13,053,080	13,057,537	9,399,223	4,774,856	4,791,722
Diluted	13,111,853	13,122,136	9,399,223	4,799,946	4,805,318
Balance Sheet:
Assets	$1,131,923	$1,080,617	$970,556	$486,710	$456,296
Average assets	1,107,670	999,895	763,443	464,011	416,872
Loans, net of allowance	916,628	894,191	758,726	381,537	343,323
Allowance for loan losses	7,562	7,902	7,770	3,863	4,223
Deposits	910,440	842,192	761,846	381,718	359,858
Total liabilities	1,005,738	963,141	856,002	445,005	416,727
Total stockholders’ equity	126,185	117,476	114,554	41,705	39,569
Average shareholders' equity	121,859	115,468	80,503	40,974	39,740
Total equity to assets ratio	11.15%	10.87%	11.80%	8.56%	8.67%
Profitability Measures:
Return on average assets (1)	0.64%	0.39%	-0.17%	0.55%	0.09%
Return on average equity (2)	5.79%	3.36%	-1.58%	6.19%	0.92%
Net interest margin (3)	3.40%	3.61%	3.98%	3.40%	3.48%
Yield on interest-earning assets (4)	4.85%	4.70%	4.83%	4.22%	4.26%
Cost of funds (5)	1.55%	1.17%	0.91%	0.84%	0.81%
Asset Quality:
Nonperforming assets to total assets	0.56%	0.81%	1.12%	1.60%	1.82%
Net charge-offs to average loans	0.11%	0.15%	0.17%	0.17%	0.18%
Allowance for loan losses to gross loans	0.82%	0.88%	1.01%	1.00%	1.22%

(1)	Return on average assets is net income divided by average total assets.
(2)	Return on average equity is net income divided by average shareholders’ equity.
(3)	Net interest margin is net interest income divided by average interest-earning assets.
(4)	Yield on interest-earning assets is income on interest-earning assets on a taxable-equivalent basis divided by average interest-earning assets.
(5)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in interest rates; general economic conditions; the legislative/regulatory climate; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System; the quality or composition of the loan or investment portfolios; the adequacy of the Company’s allowance for loan losses; demand for loan products; deposit flows; competition; difficulty managing growth; demand for financial services in the Company’s market area; operational risks; the Company’s ability to maintain effective systems of internal and disclosure controls; accounting principles, policies and guidelines, and the other factors detailed in Item 1A, Risk Factors, in this Form 10-K and in the Company’s other documents publicly filed with the SEC. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

OVERVIEW

Bay Banks of Virginia, Inc. (the “Company”) is the holding company for Virginia Commonwealth Bank (the “Bank”), for VCB Financial Group, Inc. (the “Financial Group”), and for Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc., the Bank, the Financial Group, and Steptoes Holdings.

The Bank is a state-chartered bank, headquartered in Richmond, Virginia, and a member of the Federal Reserve System. The Bank has 18 banking offices, including one loan production office, located throughout the greater Richmond region of Virginia, the Northern Neck region of Virginia, Middlesex County, and the Hampton Roads region of Virginia. The Bank offers a wide range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest bearing. The majority of the Bank’s loan portfolio is secured by real estate.

The Financial Group provides management services for personal and corporate trusts, including estate planning, estate settlement, and trust administration, and investment and wealth management services from its Richmond and Kilmarnock, Virginia offices. Products and services include revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment planning, brokerage services, investment managed accounts, and managed and self-directed individual retirement accounts.

On April 1, 2017, the Company and Virginia BanCorp completed a merger (the “Merger”), pursuant to which the Company acquired approximately $329.1 million in assets, including $266.1 million of loans, and assumed approximately $294.5 million in liabilities as of April 1, 2017. Merger-related costs incurred by the Company were $0 and $363 thousand for the years ended December 31, 2019 and 2018, respectively.

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

For the years ended December 31, 2019 and 2018, we consider the following to be critical accounting policies: (1) accounting for the ALL, (2) accounting for loans, including loans acquired in a business combination, (3) accounting for business combinations, (4) accounting for OREO, (5) accounting for income taxes, including deferred income taxes, (6) accounting for goodwill and other intangible assets, and (7) accounting for leases.

Our significant accounting policies, including those accounting policies we deemed critical, are discussed further in Part II, Item 8 – Financial Statements and Supplementary Data, including the Notes thereto.

INDUSTRY CONDITIONS AND OUTLOOK

The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for January 2020 was reported at 3.6%, a 0.4% decline from 4.0% in January 2019. The unemployment rate in Virginia, which includes the Company’s target markets, was 2.6% in December 2019, the lowest unemployment rate since March 2001, and a decline of 0.2% from 2.8% in December 2018. According to the Fifth District of the Federal Reserve Bank, Virginia’s one-year employment industry sector growth for the year ended December 31, 2019 included positive expansion in all industry sectors with the exception of information technology, government, and natural resources and mining.

The Federal Open Market Committee (the "FOMC") stated in a January 29, 2020 press release that the “labor market remains strong and that economic activity has been rising at a moderate rate.” The FOMC indicated that job gains “have been solid, on average, in recent months, the [national] unemployment rate has remained low, [and] household spending has been rising at a moderate pace, while growth of business fixed investment and exports remain weak.” The FOMC also stated, “on a 12-month basis, both overall inflation and inflation for items other than food and energy are running below 2 percent.”  The FOMC maintained its view that the current 1-1/2% to 1-3/4% target range for the Federal Funds Rate remained appropriate and the FOMC “will continue to monitor the implications of incoming information for the economic outlook, including global developments and muted inflation pressures, as it assesses the appropriate path of the target range for the federal funds rate.”

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary provides information about the major components of our financial condition, results of operations, liquidity, and capital resources for the years ended December 31, 2019 and 2018. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements in Part II, Item 8 – Financial Statements and Supplementary Data, including the Notes thereto.

•

Net income for the year ended December 31, 2019 was $7.1 million compared to $3.9 million for the year ended December 31, 2018, an increase of $3.2 million. Diluted earnings per share was $0.54 for the year ended December 31, 2019 compared to $0.30 for the year ended December 31, 2018.

•

Income before income taxes was $8.7 million for the year ended December 31, 2019 compared to $4.4 million for the year ended December 31, 2018, an increase of $4.3 million. Income before income taxes included $0 and $363 thousand of Merger-related costs for the years ended December 31, 2019 and 2018, respectively.

•	Return on average assets increased to 0.64% for the year ended December 31, 2019 from 0.39% for the same period of 2018. Return on average assets is calculated as net income divided by average assets.
•

Return on average equity increased to 5.79% for the year ended December 31, 2019 from 3.36% for the same period of 2018. Return on average equity is calculated as net income divided by average shareholders’ equity.

•	Total assets increased $51.3 million to $1.13 billion as of December 31, 2019 from $1.08 billion as of December 31, 2018.
•

Loans, net of allowance for loan losses, increased by $22.4 million, or 2.5%, to $916.6 million as of December 31, 2019 from $894.2 million as of December 31, 2018. Excluding the pay down in 2019 of approximately $56.5 million of our purchased loan portfolios, including those acquired in the Merger, net annual loan growth was approximately $78.6 million, or 8.8%.

•	Total deposits increased by $68.2 million, or 8.1%, to $910.4 million as of December 31, 2019 from $842.2 million as of December 31, 2018.
•	Asset quality improved during 2019 with the ratio of nonperforming assets to total assets declining to 0.56% as of December 31, 2019 compared to 0.81% as of December 31, 2018.
•

Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks as of December 31, 2019 with a total capital ratio and tier 1 leverage ratio of 13.07% and 10.42%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents average interest-earning assets and interest-bearing liabilities, tax-equivalent yields on such assets and rates (costs) paid on such liabilities, net interest margin, and net interest spread, as of and for the periods stated.

	Average Balances, Income and Expense, Yields and Rates
	As of and For the Year Ended December 31,
	2019			2018			2017
	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost	Average Balance	Income/ Expense	Yield/ Cost
INTEREST-EARNING ASSETS:
Taxable securities	$72,059	$2,298	3.19%	$64,098	$1,961	3.06%	$49,022	$1,399	2.85%
Tax-exempt securities (1)	17,033	538	3.16%	19,109	601	3.15%	18,466	640	3.47%
Total securities	89,092	2,836	3.18%	83,207	2,562	3.08%	67,488	2,039	3.02%
Gross loans (2)(3)	919,152	46,998	5.11%	817,896	40,752	4.98%	601,469	31,330	5.21%
Interest-earning deposits and federal funds sold	29,899	624	2.09%	30,292	544	1.80%	29,391	474	1.61%
Certificates of deposit	3,479	73	2.10%	3,133	70	2.23%	3,720	74	1.99%
Total interest-earning assets	1,041,622	$50,531	4.85%	934,528	$43,928	4.70%	702,068	$33,917	4.83%
Noninterest-earning assets	66,048			65,367			61,375
Total average assets	$1,107,670			$999,895			$763,443
INTEREST-BEARING LIABILITIES:
Savings deposits	$57,524	$167	0.29%	$62,009	$184	0.30%	$53,193	$130	0.24%
Demand deposits	73,338	121	0.16%	80,094	157	0.20%	76,558	142	0.19%
Time deposits (4)	386,366	8,179	2.12%	367,629	5,723	1.56%	247,839	3,408	1.38%
Money market deposits	241,705	3,608	1.49%	173,183	1,928	1.11%	116,419	833	0.71%
Total deposits	758,933	12,075	1.59%	682,915	7,992	1.17%	494,009	4,513	0.91%
Federal funds purchased	—	—	0.00%	—	—	0.00%	1,158	11	0.95%
Securities sold under repurchase agreements	6,357	14	0.22%	6,174	13	0.21%	13,904	15	0.11%
Subordinated notes and ESOP debt	14,232	911	6.40%	7,984	513	6.43%	7,427	482	6.48%
FHLB advances	76,181	2,085	2.74%	71,753	1,707	2.38%	52,500	980	1.87%
Total interest-bearing liabilities	855,703	$15,085	1.76%	768,826	$10,225	1.33%	568,998	$6,001	1.05%
Noninterest-bearing deposits	119,410			107,237			89,037
Other noninterest-bearing liabilities	10,698			8,364			24,905
Total average liabilities	985,811			884,427			682,940
Average shareholders' equity	121,859			115,468			80,503
Total average liabilities and shareholders' equity	$1,107,670			$999,895			$763,443
Net interest income and net interest margin (5)		$35,446	3.40%		$33,703	3.61%		$27,916	3.98%
Total cost of funds (6)			1.55%			1.17%			0.91%
Net interest spread (7)			3.09%			3.37%			3.78%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21% for the 2019 and 2018 periods and 34% for the 2017 period.
(2)	Includes deferred loan fees/costs and nonaccrual loans.

(3)	Includes accretion of fair value adjustments (discounts) on acquired loans of $1,922 thousand, $1,759 thousand, and $1,907 thousand for the years ended December 31, 2019, 2018, and 2017, respectively.
(4)	Includes amortization of fair value adjustments on acquired time deposits of $123 thousand, $187 thousand, and $308 thousand for the years ended December 31, 2019, 2018, and 2017, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(7)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.

The following table presents the volume and rate analysis of changes in net interest income for the periods presented.

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
INTEREST-EARNING ASSETS:
Taxable securities	$244	$93	$337	$430	$132	$562
Tax-exempt securities (2)	(65)	2	(63)	22	(61)	(39)
Gross loans (3)	5,045	1,201	6,246	11,273	(1,851)	9,422
Interest-earning deposits and federal funds sold	(7)	87	80	15	55	70
Certificates of deposit	8	(5)	3	(12)	8	(4)
Total interest-earning assets	$5,224	$1,379	$6,603	$11,728	$(1,717)	$10,011
INTEREST-BEARING LIABILITIES:
Savings deposits	$(13)	$(4)	$(17)	$22	$32	$54
Demand deposits	(13)	(23)	(36)	7	8	15
Time deposits (4)	292	2,164	2,456	1,647	668	2,315
Money market deposits	763	917	1,680	406	689	1,095
Federal funds purchased	—	—	—	(11)	—	(11)
Securities sold under repurchase agreements	0	1	1	(8)	6	(2)
Subordinated notes and ESOP debt	401	(3)	398	36	(4)	32
FHLB advances	105	273	378	359	368	727
Total interest-bearing liabilities	$1,535	$3,325	$4,860	$2,458	$1,767	$4,225
Change in net interest income	$3,689	$(1,946)	$1,743	$9,270	$(3,484)	$5,786

(1)	Change in income/expense due to both volume and rate has been allocated in proportion to the absolute dollar amounts of the change in each.
(2)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21% for the 2019 and 2018 periods and 34% for the 2017 period.
(3)	Includes accretion of fair value adjustments (discounts) on acquired loans of $1,922 thousand, $1,759 thousand, and $1,907 thousand for the year ended December 31, 2019, 2018 and 2017, respectively.
(4)	Includes amortization of fair value adjustments on acquired time deposits of $123 thousand, $187 thousand, and $308 thousand for the year ended December 31, 2019, 2018, and 2017, respectively.

Interest income, on a taxable-equivalent basis, for the year ended December 31, 2019 was $50.5 million, an increase of $6.6 million from 2018, primarily driven by higher average interest-earning assets of $1.04 billion in the 2019 period compared to $934.4 million in the 2018 period, an increase of $107.1 million. This increase in average interest-earning assets was primarily attributable to organic loan growth and purchases of available-for-sale securities. The increase in interest income year over year was also positively affected by higher yields on loans in the 2019 period compared to the 2018 period, including higher accretion of discounts on acquired loans (discussed below) of $1.9 million and $1.8 million for the same periods, respectively.

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

Interest expense for the year ended December 31, 2019 was $15.1 million, an increase of $4.9 million from 2018, primarily driven by higher average interest-bearing liabilities of $855.7 million in the 2019 period compared to $768.8 million in the 2018 period, an increase of $86.9 million. This increase in average interest-bearing liabilities was primarily attributable to organic deposit growth (primarily time and money market deposits) and the issuance of $25 million of subordinated notes on October 7, 2019 (“2029 Notes”). Also contributing to the increase in interest expense in 2019 compared to 2018 were higher rates paid on higher average balances of interest-bearing deposits (1.59% and 1.17% for 2019 and 2018, respectively) due to heightened competition for deposits in the Company’s existing markets, due to the Company’s expansion into the Hampton Roads market in the third quarter of 2018, and due to the higher interest rate environment in general. In addition, higher rates were paid on Federal Home Loan Bank of Atlanta (“FHLB”) advances (2.74% and 2.38% for 2019 and 2018, respectively) due to the increasing interest rate environment. Finally, the year ended December 31, 2019 included a benefit to interest expense of $123 thousand compared to a benefit of $187 thousand for the year ended December 31, 2018, attributable to amortization of a fair value adjustment recorded on acquired time deposits (discussed below).

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

Due to the changes in interest income and interest expense discussed above, net interest income for the year ended December 31, 2019, on a taxable-equivalent basis, was $35.4 million, an increase of $1.7 million from the year ended December 31, 2018.

The decrease in net interest margin to 3.40% for 2019 compared to 3.61% for 2018 was primarily attributable to higher funding costs, partially offset by higher yields on loans, including accretion of discounts on acquired loans. Management believes the Company’s net interest margin will continue to experience compression due to declining levels of accretion, and competition and higher interest rates in general driving higher costs for new deposits and the re-pricing of existing interest-bearing deposits. Additionally, management believes higher yields on new loans and adjustments to existing variable-rate loans will partially offset higher deposit costs.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $1.2 million for the year ended December 31, 2019, while provision for loan losses for the year ended December 31, 2018 was $1.4 million. Provision for loan losses in 2019 was primarily attributable to net loan growth of approximately $78.6 million, excluding the payoff and amortization of approximately $56.5 million of purchased portfolio loans, including those acquired in the Merger, and net charge-offs from a select portfolio of purchased consumer loans. The majority of loans acquired in the Merger, which declined in 2019, carry no allowance for loan losses as they were recorded at fair value at the effective date of the Merger. Provision for loan losses in 2018 was primarily attributable to net loan growth of approximately $135.5 million. Provision in the

2018 period also included a benefit of $580 thousand to correct for an overstatement recorded in the Company’s year-end 2017 allowance for loan losses for acquired loans, as reported in the Company’s 2018 Form 10-K.

NONINTEREST INCOME

The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	For the Year Ended
	December 31, 2019	December 31, 2018	$ Change	% Change
Trust management	$830	$710	$120	16.90%
Service charges and fees on deposit accounts	977	768	209	27.21%
Wealth management	908	842	66	7.84%
Interchange fees, net	438	339	99	29.20%
Other service charges and fees	115	116	(1)	(0.86%)
Secondary market sales and servicing	941	659	282	42.79%
Increase in cash surrender value of bank owned life insurance	481	497	(16)	(3.22%)
Net losses on sale of available-for-sale securities	(1)	—	(1)	(100.00%)
Net losses on disposition of other assets	(3)	(7)	4	(57.14%)
Gain (loss) on rabbi trust assets	192	(138)	330	(239.13%)
Gain on curtailment of post-retirement benefit plan	—	352	(352)	100.00%
Other	80	165	(85)	(51.52%)
Total noninterest income	$4,958	$4,303	$655	15.22%

Secondary market sales and servicing income increased $282 thousand in the 2019 period compared to the 2018 period as the Company sold a greater volume of mortgages originated in the 2019 period. The $330 thousand change in rabbi trust assets year-over-year is attributable to a net increase in the fair market value of investments held by the rabbi trust for the benefit of participants in the Company’s deferred compensation plan. This increase is offset by the same amount recorded as an expense in salaries and employee benefits in noninterest expense. Service charges and fees on deposit accounts increased in 2019 compared to 2018 primarily attributable to lower fee income collected in the first half of 2018 due to the core operating system conversion (as a result of the Merger), which was initiated in the fourth quarter of 2017. Trust and wealth management income increased in 2019 compared to 2018 as the Financial Group opened a new office in Richmond, Virginia, added advisors, and converted to new operating platforms. Noninterest income for the year ended December 31, 2018 included a gain of $352 thousand on the curtailment of the Company’s post-retirement benefit plan effective March 1, 2018.

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense and the dollar and percentage change for the periods presented.

	For the Year Ended
	December 31, 2019	December 31, 2018	$ Change	% Change
Salaries and employee benefits	$15,597	$16,233	$(636)	(3.92%)
Occupancy	3,319	3,528	(209)	(5.92%)
Data processing	2,221	2,436	(215)	(8.83%)
Bank franchise tax	864	726	138	19.01%
Telecommunications	1,087	831	256	30.81%
FDIC assessments	483	719	(236)	(32.82%)
Foreclosed property	145	175	(30)	(17.14%)
Consulting	526	1,068	(542)	(50.75%)
Advertising and marketing	384	439	(55)	(12.53%)
Directors’ fees	678	561	117	20.86%
Audit and accounting	822	1,129	(307)	(27.19%)
Legal	199	500	(301)	(60.20%)
Merger-related	—	363	(363)	(100.00%)
Core deposit intangible amortization	674	798	(124)	100.00%
Net other real estate owned (gains) losses	460	(107)	567	(529.91%)
Other	2,943	2,720	223	8.20%
Total noninterest expense	$30,402	$32,119	$(1,717)	(5.35%)

Salaries and employee benefits decreased in the 2019 period primarily due to expenses associated with the succession of the Company’s chief financial officer and in the completion of the Company’s 2017 year-end reporting incurred in the first half of 2018, which were approximately $1.2 million. Merger-related expenses were $0 and $363 thousand for the years ended December 31, 2019 and 2018, respectively, and the 2018 period included $483 thousand of expenses incurred in connection with the Company’s early retirement program announced in the fourth quarter of 2018. FDIC assessments in the 2019 period included the benefit of a small bank assessment credit of $226 thousand, whereas the 2018 period included $0 benefit.

INCOME TAXES

The table below presents income tax expense and the effective income tax rate for the periods presented.

	For the Year Ended
	December 31, 2019	December 31, 2018
Income tax expense	$1,649	$533
Effective tax rate	18.9%	12.1%

Income tax expense and the effective tax rate for the years ended December 31, 2019 and 2018 were positively affected by tax-exempt income primarily from the Company’s holdings of municipal investment securities and bank owned life insurance policies. Income tax expense and the effective tax rate for the year ended December 31, 2018 was positively affected by higher than estimated income tax deductions reported in the Company’s 2017 federal income tax return at the higher 2017 statutory income tax rate (34%), the benefit from which was recorded when the tax return was filed in 2018.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and due from banks and interest-earning deposits. Cash and cash equivalents are primarily used for daily cash management purposes, and liquidity to fund loans and meet depositions’ needs. Cash and cash equivalents were $40.5 million and $26.7 million as of December 31, 2019 and December 31, 2018, respectively.

SECURITIES

Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging as collateral, earnings, and asset-liability management purposes. Prior to purchasing a new security, we perform an extensive due diligence analysis, and we review our available-for-sale securities portfolio periodically for performance and for possible other-than-temporary impairment. As of December 31, 2019, the Company determined that no other-than-temporary impairment existed in any individual security in the available-for-sale securities portfolio, and unrealized losses were related to interest rate movements and not the credit quality of the issuers. The total portfolio was in an unrealized gain position of $560 thousand as of December 31, 2019, which is reported net of income tax in shareholders’ equity.

As of December 31, 2019 and 2018, available-for-sale securities represented 8.8% and 7.6% of total assets, respectively.

The following tables present information about our available-for-sale securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected payments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis, applying a tax rate of 21% for the 2019 and 2018 periods and 34% for the 2017 period.

	December 31, 2019
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$67,491	$67,597	6.12	2.18%
State and municipal obligations	16,238	16,576	5.35	3.16%
Corporate bonds	15,165	15,281	3.77	5.61%
Total available-for-sale securities	98,894	99,454	5.08	2.92%
Restricted securities	5,706	5,706	n/a	6.30%
Total securities	$104,600	$105,160		3.18%

	December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$51,126	$49,882	6.09	2.28%
State and municipal obligations	20,484	20,217	6.25	3.15%
Corporate bonds	12,194	12,133	5.21	5.62%
Total available-for-sale securities	83,804	82,232	5.85	2.87%
Restricted securities	7,600	7,600	n/a	5.75%
Total securities	$91,404	$89,832		3.08%

	December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$49,964	$49,283	5.76	1.76%
State and municipal obligations	21,113	21,153	5.45	3.47%
Corporate bonds	6,696	6,717	5.16	6.41%
Total available-for-sale securities	77,773	77,153	5.46	2.79%
Restricted securities	5,787	5,787	n/a	6.54%
Total securities	$83,560	$82,940		3.02%

The following table presents a maturity analysis of our available-for-sale securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the date stated. Yields on tax-exempt securities are on a taxable-equivalent yield basis.

	As of December 31, 2019
	One Year or Less or No Maturity	One to Five Years	Five to Ten Years	Over Ten Years
U.S. Government agencies and mortgage backed securities:
Amortized cost	$6,097	$36,737	$19,544	$5,113
Fair value	6,096	36,884	19,525	5,092
Weighted average yield	1.87%	1.99%	2.37%	3.06%
State and municipal obligations:
Amortized cost	$220	$7,063	$8,620	$335
Fair value	220	7,182	8,831	343
Weighted average yield	3.50%	2.50%	2.50%	5.18%
Corporate bonds:
Amortized cost	$4,211	$5,786	$5,169	$—
Fair value	4,247	5,855	5,179	—
Weighted average yield	6.03%	4.98%	5.54%	0.00%
Total available-for-sale securities:
Amortized cost	$10,528	$49,586	$33,333	$5,448
Fair value	10,563	49,921	33,535	5,435
Weighted average yield	3.58%	2.41%	2.89%	3.19%

LOANS

Our loan portfolio is comprised of construction, land and land development, commercial real estate, residential real estate, commercial and industrial, and consumer loans. Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan, if applicable. Personal guarantees are required on most loans; however, exceptions are made based on the financial viability of the borrower or the underlying project that is being financed.

For the year ended December 31, 2019, loans, net of allowance for loan losses, increased by $22.4 million, or 2.5%, from December 31, 2018. Excluding the payoff and amortization of approximately $56.5 million in 2019 of purchased loan portfolios, including those acquired in the Merger, net loan growth was $78.6 million, or 8.8%. The largest components of the 2019 increase in net loans were a $17.1 million increase in commercial and industrial loans, a $16.5 million increase in construction, land and land development loans, and an $11.7 million increase in commercial mortgages, partially offset by an $11.8 million decline in consumer loans and an $11.4 million decline in residential mortgages. The decline in consumer loans is primarily attributable to the amortization of consumer loans acquired in the Merger and in the second and third quarters of 2017.

The following table presents the Company’s loan portfolio composition in dollar amounts and as a percentage of total loans as of the dates stated, excluding deferred loan costs and fees.

	As of December 31,		As of December 31,		As of December 31,		As of December 31,		As of December 31,
	2019		2018		2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Mortgage loans on real estate:
Construction, land and land development	$126,010	13.6%	$109,472	12.1%	$66,965	8.7%	$40,841	10.6%	$43,159	12.4%
Residential mortgages	325,806	35.2%	337,207	37.4%	315,863	41.2%	220,432	57.3%	190,902	55.1%
Commercial mortgages	278,972	30.2%	267,315	29.6%	226,809	29.6%	77,168	20.0%	73,042	21.0%
Commercial and industrial loans	181,730	19.7%	164,608	18.2%	114,093	14.9%	43,024	11.2%	35,104	10.1%
Consumer	11,985	1.3%	23,740	2.7%	42,566	5.6%	3,544	0.9%	5,015	1.4%
Total loans	$924,503	100.0%	$902,345	100.0%	$766,296	100.0%	$385,009	100.0%	$347,222	100.0%

The following table presents a maturity analysis of select loan types based on whether loans are variable rate or fixed rate loans as of the date stated, excluding deferred loan costs and fees.

	December 31, 2019
	Construction, Land and Land Development	Commercial and Industrial
Within one year	$56,762	$26,375
Variable rate
One to five years	29,375	56,988
After five years	13,860	5,737
Total variable rate	43,235	62,725
Fixed rate
One to five years	8,368	41,808
After five years	17,645	50,822
Total fixed rate	26,013	92,630
Total maturities	$126,010	$181,730

ALLOWANCE FOR LOAN LOSSES

The following table presents the Company’s allowance for loan losses by loan type and percent of loans in each type to total gross loans as of the dates stated.

	As of the Year Ended December 31,
	2019		2018		2017		2016		2015
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category
Mortgage loans on real estate	$5,372	79.0%	$4,967	79.2%	$3,864	79.5%	$3,318	87.9%	$3,502	88.5%
Commercial and industrial	1,571	19.7%	1,374	18.2%	878	14.9%	493	11.2%	599	10.1%
Consumer	619	1.3%	1,561	2.6%	3,028	5.6%	52	0.9%	122	1.4%
Total	$7,562	100.0%	$7,902	100.0%	$7,770	100.0%	$3,863	100.0%	$4,223	100.0%

The following table presents the activity in the Company’s allowance for loan losses for the periods stated.

	Year Ended December 31,
	2019	2018	2017	2016	2015

Balance, beginning of year	$7,902	$7,770	$3,863	$4,223	$3,205
Loans charged off:
Mortgage loans on real estate	(455)	(202)	(577)	(735)	(521)
Commercial and industrial	—	(116)	(729)	(158)	(9)
Consumer	(1,470)	(1,374)	(171)	(53)	(128)
Total loans charged off	(1,925)	(1,692)	(1,477)	(946)	(658)
Recoveries of loans previously charged off:
Mortgage loans on real estate	140	110	91	254	27
Commercial and industrial	2	1	263	61	—
Consumer	261	362	96	11	52
Total recoveries	403	473	450	326	79
Net charge-offs	(1,522)	(1,219)	(1,027)	(620)	(579)
Reclassification of allowance related to sold loans	—	—	—	(27)	—
Provision for loan losses	1,182	1,351	4,934	287	1,597
Balance, end of year	$7,562	$7,902	$7,770	$3,863	$4,223
Average loans outstanding during the year	$919,152	$817,896	$601,469	$357,791	$319,597
Gross loans	$924,503	$902,345	$766,296	$385,009	$347,222
Allowance for loan losses to gross loans	0.82%	0.88%	1.01%	1.00%	1.22%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.17%	0.15%	0.17%	0.17%	0.18%

Our ALL was $7.6 million as of December 31, 2019 compared to $7.9 million as of December 31, 2018. The decrease in the ALL since December 31, 2018 was primarily attributable to the reduction in balances (and related ALL) attributable to a select portfolio of purchased consumer loans, including those acquired in the Merger, which had a higher ALL percentage to loans relative to that for other loans in the portfolio. Net charge-offs represented 0.17% of average gross loans for the year ended December 31, 2019 compared to 0.15% for the year ended December 31, 2018. As of December 31, 2019, the ratio of the ALL to total loans was 0.82% compared to 0.88% as of December 31, 2018. As of December 31, 2019, we considered our ALL to be sufficient to cover potential loss exposure inherent in the Company’s loan portfolio.

NONPERFOMING ASSETS

We classify nonaccrual loans, excluding PCI loans and accruing troubled debt restructurings, and OREO, net, as nonperforming assets. As of December 31, 2019, nonperforming assets as a percentage of total assets was 0.56%, compared to 0.81% at year-end 2018. The ratio of ALL to total nonperforming loans increased to 168.9% at year-end 2019 from 151.8% at year-end 2018.

The following table presents the components of nonperforming assets and related ratios as of the dates stated.

	As of December 31,
	2019	2018	2017	2016	2015
Loans past due 90 days or more and still accruing (1)	$—	$—	$48	$—	$11
Nonaccrual loans (1)	4,476	5,206	6,496	5,300	6,433
Total nonperforming loans	4,476	5,206	6,544	5,300	6,444
Other real estate owned, net	1,916	3,597	4,284	2,494	1,870
Total nonperforming assets	$6,392	$8,803	$10,828	$7,794	$8,314
Allowance for loan losses	$7,562	$7,902	$7,770	$3,863	$4,223
Gross loans	$924,503	$902,345	$766,296	$385,009	$347,222
Total assets	$1,131,923	$1,080,617	$970,556	$486,710	$456,296
Allowance for loan losses to nonperforming loans	168.9%	151.8%	118.7%	72.9%	65.5%
Nonperforming assets to total assets	0.56%	0.81%	1.12%	1.60%	1.80%
Nonperforming loans to gross loans	0.48%	0.58%	0.85%	1.38%	1.86%

(1)	Excludes PCI loans and accruing troubled debt restructurings.

During 2019, nonaccrual loan balances decreased by $730 thousand. Of the $4.5 million in nonaccrual loans as of December 31, 2019, $2.1 million were residential mortgages.

At December 31, 2019, OREO, net, consisting of foreclosed properties, was $1.9 million compared to $3.6 million at year-end 2018. OREO, net, at December 31, 2019 consisted of 4 residential properties, 13 vacant lots, and 1 commercial property. After properties are transferred to OREO at foreclosure, we periodically perform fair market value assessments and the properties’ values are adjusted to the lower of carrying amount or fair value less estimated costs to sell. Amounts recorded to reduce the carrying amount to the estimated fair value are recorded as valuation adjustments. The Company recorded OREO valuation adjustments of $434 thousand in 2019.

DEPOSITS

As of December 31, 2019, total deposits were $910.4 million compared to $842.2 million at year-end 2018, a $68.2 million, or 8.1% increase. Noninterest-bearing demand deposits increased $23.8 million, while savings and interest-bearing demand deposits (primarily money market accounts) and time deposits increased $23.2 million and $21.2 million, respectively. The ratio of noninterest-bearing demand deposits to total deposits increased to 15.2% as of December 31, 2019 from to 13.6% as of December 31, 2018.

The following table presents the average balances and rates paid by deposit category as of the dates stated.

	For the Year Ended December 31,
	2019		2018		2017
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing demand deposits	$119,410	0.00%	$107,237	0.00%	$89,037	0.00%
Interest-bearing deposits:
Demand deposits	73,338	0.16%	80,094	0.17%	76,558	0.19%
Savings	57,524	0.29%	62,009	0.30%	53,193	0.24%
Money market deposits	241,705	1.49%	173,183	1.54%	116,419	0.71%
Time deposits	386,366	2.12%	367,629	2.11%	247,839	1.38%
Total interest-bearing deposits	758,933	1.59%	682,915	1.60%	494,009	0.91%
Total average deposits	$878,343	1.37%	$790,152	1.01%	$583,046	0.78%

The following table presents maturities of large denomination time deposits (equal to or greater than $100 thousand face value) as of the dates stated.

	As of December 31,
	2019	2018	2017
3 months or less	$38,467	$13,553	$7,505
3-6 months	44,917	18,226	14,047
6-12 months	58,224	61,086	20,051
Over 12 months	93,050	111,795	17,562
Totals	$234,658	$204,660	$59,165

BORROWINGS

We use short-term and long-term borrowings from various sources, including FHLB advances, securities under repurchase agreements, and subordinated notes to finance our operations. We manage the level of our borrowings to minimize our borrowing cost, to maintain sufficient liquidity to meet the daily needs of our customers, and to meet regulatory reserve requirements.

The following table summarizes the period-end balance, highest month balance, average balance, and weighted average rate paid for short-term borrowings as of and for the periods presented.

	For the Year Ended December 31, 2019				For the Year Ended December 31, 2018
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB advances	$45,000	$100,000	$76,181	2.74%	$100,000	$100,000	$71,753	2.38%
Securities sold under repurchase agreements	$6,525	$7,220	$6,357	0.22%	$6,089	$8,176	$6,174	0.21%

On May 28, 2015, the Company entered into a purchase agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “2025 Notes”) to the accredited investors. The 2025 Notes have a maturity date of May 28, 2025 and bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The 2025 Notes are not convertible into common stock or preferred stock and are not callable by the holders. We have the right to redeem the 2025 Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, a holder may declare the principal amount of the 2025 Notes to be due and immediately payable. The 2025 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2025 Notes qualify as Tier 2 capital for regulatory reporting. The aggregate carrying value of the 2025 Notes, including capitalized, unamortized debt issuance costs, was $6.9 million at both December 31, 2019 and 2018. For the year ended December 31, 2019 and 2018, the effective interest rate on the 2025 Notes was 6.83% and 6.85%, respectively.

On October 7, 2019, the Company completed a private placement of $25.0 million in fixed-to-floating rate subordinated notes due 2029 (the “2029 Notes”). The 2029 Notes were structured to qualify as Tier 2 capital under bank regulatory guidelines, and the proceeds from the sale of the 2029 Notes will be utilized for general corporate purposes, including the potential repayment of the 2025 Notes (which become callable in May 2020), and supporting capital levels at the Bank. The 2029 Notes bear interest at 5.625% per annum, beginning October 7, 2019 through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate (“SOFR”) (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. If an event of default occurs, such as the bankruptcy of the Company, a holder may declare the principal amount of the 2029 Notes to be due and immediately payable. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the 2025 Notes. Beginning on October 15, 2024 through maturity, the 2029 Notes may be redeemed, at the Company's option, on any scheduled interest payment date. The 2029 Notes will mature on October 15, 2029. The aggregate carrying value of the 2029 Notes, including capitalized, unamortized debt issuance costs was $24.1 million at December 31, 2019. For the year ended December 31, 2019, the effective interest rate on the 2029 Notes was 6.22%.

The aggregate carrying value of the subordinated notes, including capitalized, unamortized debt issuance costs, was $31.0 million and $6.9 million as of December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, cash and cash equivalents, including federal funds sold, totaled $41.8 million, investment securities maturing in one year or less totaled $6.1 million, and loans maturing in one year or less totaled $99.6 million. This resulted in a liquidity ratio as of December 31, 2019 of 13.0% compared to 21.5% as of December 31, 2018. The Company determines this ratio by dividing the sum of cash and cash equivalents and investment securities and loans maturing in one year or less by total assets.

The Bank has a line of credit with the FHLB of $276.9 million, with $200.9 million available as of December 31, 2019. The line of credit with the FHLB is secured by $288.8 million of loans pledged as collateral, primarily residential and commercial mortgages. In addition, the Bank has federal funds lines of credit with correspondent banks totaling $41.0 million. Federal funds lines of credit can be cancelled at any time by the correspondent bank.

The following table presents the Company’s contractual obligations and scheduled payment amounts, excluding interest, due at various intervals over the next five years and beyond as of December 31, 2019.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
FHLB advances	$45,000	$45,000	$—	$—	$—
Subordinated notes	32,000	—	—	—	32,000
Time deposit maturities	389,900	222,413	98,849	68,604	34
Securities sold under repurchase agreements	6,525	6,525	—	—	—
ESOP debt	1,636	273	552	561	250
Total	$475,061	$274,211	$99,401	$69,165	$32,284

As of December 31, 2019, we were not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on the Company’s liquidity.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. We review on an ongoing basis the adequacy of the Company’s capital with reference to amount, composition, quality, and consistency with regulatory requirements and industry standards. We seek to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses, yet allows us to effectively leverage the Company’s capital to maximize return to the shareholders. The Company’s capital, also known as shareholders’ equity, is comprised primarily of outstanding common stock and retained earnings.

Capital resources are primarily affected by net income and net unrealized gains or losses on available-for-sale securities (net of tax). The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Other factors affecting accumulated other comprehensive income (loss) are changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in plan obligations. Shareholders’ equity before accumulated other comprehensive income (loss) was $126.1 million as of December 31, 2019 compared to $118.8 million as of December 31, 2018. The increase of $7.3 million was primarily attributable to net income of $7.1 million for the year ended December 31, 2019. Accumulated other comprehensive income increased by $1.4 million from December 31, 2018 to December 31, 2019, primarily due to unrealized net gains of $1.7 million (net of tax) in the available-for-sale securities portfolio. This was primarily due to a declining interest rate environment, partially offset by unrealized losses of $279 thousand (net of tax) attributable to the Company’s pension and postretirement benefit plans.

Book value per share of the Company’s common stock, including accumulated other comprehensive loss, increased to $9.51 as of December 31, 2019 from $8.90 as of December 31, 2018.

The Company and the Bank are subject to minimum regulatory capital ratios as defined by the Federal Reserve. As of December 31, 2019, the Company and the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank was “well capitalized” by these guidelines.

Effective January 1, 2015, the Bank became subject to new capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee, and certain changes required by the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of average adjusted assets. The following additional capital requirements related to the capital conservation buffer, which have been phased in over a four-year period. As fully phased in effective January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, until fully implemented at 2.5% effective January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will be subject to constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of December 31, 2019 and 2018, ratios of the Bank were in excess of the fully phased-in requirements.

The following table presents capital ratios for the Bank, minimum capital ratios required, and ratios defined as “well capitalized” by the Bank’s regulators as of the dates stated.

As of December 31, 2019	Actual Ratio	Minimum Capital Requirement Ratio with Conservation Buffer	Minimum to be Well Capitalized
Total risk-based capital	13.07%	10.50%	10.00%
Tier 1 capital	12.26%	8.50%	8.00%
Common equity tier 1	12.26%	7.00%	6.50%
Tier 1 leverage ratio	10.42%	4.00%	5.00%

As of December 31, 2018	Actual Ratio	Minimum Capital Requirement Ratio with Conservation Buffer	Minimum to be Well Capitalized
Total risk-based capital	11.68%	9.875%	10.00%
Tier 1 capital	10.80%	7.875%	8.00%
Common equity tier 1	10.80%	6.375%	6.50%
Tier 1 leverage ratio	9.42%	4.000%	5.00%

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

The following table presents the Company’s off balance sheet commitments as of the dates stated.

	December 31, 2019	December 31, 2018	December 31, 2017
Total loan commitments outstanding	$164,751	$160,479	$144,249
Stand-by letters of credit	6,118	2,848	447

INTEREST RATE SENSITIVITY

Market risk is the potential of loss arising from adverse changes in interest rates and prices. The Company is exposed to market risk as a consequence of the normal course of conducting our business activities. We consider interest rate risk to be a significant market risk for us. Fluctuations in interest rates will impact both the level of interest income and interest expense. The primary goal of our asset-liability management strategy is to optimize net interest income while limiting exposure to fluctuations caused by changes in the interest rate environment. Our ability to manage our interest rate risk depends generally on our ability to match the maturities and re-pricing characteristics of our assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. Management, guided by the Asset-Liability Committee of our board of directors, determines the overall magnitude of interest rate sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on our expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

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

The following table illustrates the expected effect on net interest income for the 12 months following December 31, 2019 due to an immediate change ("instantaneous rate shock" scenario) and a gradual change ("ramped rate shock" scenario) in interest rates at various degrees of change. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed. It should be noted that rates are unlikely to change instantly in the severity of an instantaneous rate shock, and we believe the ramped rate shock simulation more likely demonstrates the effect of changes in interest rates on us. In the ramped rate shock simulation, interest rates change pro rata over the simulation period of 24 months. For this reason, results are similar in a +100 and +200 ramped rate scenario.

	December 31, 2019
	Change in Net Interest Income
	Instantaneous Rate Shock Scenario		Ramped Rate Shock Scenario
Change in interest rates:
+200 basis points	$(597)	(1.70%)	$(278)	(0.80%)
+100 basis points	(248)	(0.70%)	(278)	(0.80%)
Base	—	—	—	—
-100 basis points	(402)	(1.10%)	(61)	(0.20%)
-200 basis points	N/A	N/A	N/A	N/A

As of December 31, 2019, as the table above illustrates, the Company would experience an insignificant decline in net interest income under all scenarios. We believe the Company’s balance sheet is well matched. In a rising rate environment, we assume positive asset adjustments are offset by increases to funding costs. In a falling rate environment, we assume prepayment speeds result in lower re-investment yields. In both cases, an assumption in our rate simulations is that deposits re-price at a slower pace than our floating rate assets.

It should be noted that the simulation analyses are based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rates may not change in a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, we may deploy strategies that offset some of the impact of changes in interest rates. Depending upon the timing and shifts in the interest rate yield curve, certain rate scenarios could be less favorable due to loan and deposit re-pricing characteristics. Consequently, actual outcomes would be expected to vary from the projections due to the controlled conditions of the simulation analysis.

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

Report Of Independent Registered Public Accounting Firm

Board of Directors and the Shareholders

Bay Banks of Virginia, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bay Banks of Virginia, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2020, expressed an unqualified opinion thereon.

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

March 6, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Bay Banks of Virginia, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Bay Banks of Virginia, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Bay Banks of Virginia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Bay Banks of Virginia, Inc. for each of the two years in the period ended December 31, 2019, and our report dated March 6, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 6, 2020

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$6,096	$7,685
Interest-earning deposits	34,358	18,981
Federal funds sold	1,359	625
Certificates of deposit	2,754	3,746
Available-for-sale securities , at fair value	99,454	82,232
Restricted securities	5,706	7,600
Loans receivable, net of allowance for loan losses of $7,562 and $7,902, respectively	916,628	894,191
Loans held for sale	1,231	368
Premises and equipment, net	20,141	18,169
Accrued interest receivable	3,035	3,172
Other real estate owned, net	1,916	3,597
Bank owned life insurance	19,752	19,270
Goodwill	10,374	10,374
Mortgage servicing rights	935	977
Core deposit intangible	1,518	2,193
Deferred tax asset, net	819	1,510
Other assets	5,847	5,927
Total assets	$1,131,923	$1,080,617
LIABILITIES
Noninterest-bearing demand deposits	$137,933	$114,122
Savings and interest-bearing demand deposits	382,607	359,400
Time deposits	389,900	368,670
Total deposits	910,440	842,192
Securities sold under repurchase agreements	6,525	6,089
Federal Home Loan Bank advances	45,000	100,000
Subordinated notes, net of unamortized issuance costs	31,001	6,893
Other liabilities	12,772	7,967
Total liabilities	1,005,738	963,141
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,261,801 and 13,201,682 shares, respectively) (1)	66,309	66,008
Additional paid-in capital	36,658	36,972
Unearned employee stock ownership plan shares	(1,525)	(1,734)
Retained earnings	24,660	17,557
Accumulated other comprehensive income (loss), net	83	(1,327)
Total shareholders’ equity	126,185	117,476
Total liabilities and shareholders’ equity	$1,131,923	$1,080,617

(1)	Preferred stock is authorized; however, none was outstanding as of December 31, 2019 and 2018.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
(Dollars in thousands, except share data)	2019	2018
INTEREST INCOME
Loans, including fees	$46,998	$40,752
Securities:
Taxable	2,298	1,961
Tax-exempt	425	475
Federal funds sold	43	17
Interest-bearing deposit accounts	581	528
Certificates of deposit	73	70
Total interest income	50,418	43,803
INTEREST EXPENSE
Deposits	12,075	7,992
Securities sold under repurchase agreements	14	13
Subordinated notes and other borrowings	911	513
Federal Home Loan Bank advances	2,085	1,707
Total interest expense	15,085	10,225
Net interest income	35,333	33,578
Provision for loan losses	1,182	1,351
Net interest income after provision for loan losses	34,151	32,227
NONINTEREST INCOME
Trust management	830	710
Service charges and fees on deposit accounts	977	768
Wealth management	908	842
Interchange fees, net	438	339
Other service charges and fees	115	116
Secondary market sales and servicing	941	659
Increase in cash surrender value of bank owned life insurance	481	497
Net losses on sale of available-for-sale securities	(1)	—
Net losses on disposition of other assets	(3)	(7)
Gain (loss) on rabbi trust assets	192	(138)
Gain on curtailment of post-retirement benefit plan	—	352
Other	80	165
Total noninterest income	4,958	4,303
NONINTEREST EXPENSES
Salaries and employee benefits	15,597	16,233
Occupancy	3,319	3,528
Data processing	2,221	2,436
Bank franchise tax	864	726
Telecommunications and other technology	1,087	831
FDIC assessments	483	719
Foreclosed property	145	175
Consulting	526	1,068
Advertising and marketing	384	439
Directors’ fees	678	561
Audit and accounting	822	1,129
Legal	199	500
Merger-related	—	363
Core deposit intangible amortization	674	798
Net OREO losses (gains) and valuation adjustments	460	(107)
Other	2,943	2,720
Total noninterest expenses	30,402	32,119
Income before income taxes	8,707	4,411
Income tax expense	1,649	533
Net income	$7,058	$3,878
Basic and diluted earnings per share	$0.54	$0.30

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018
Net income	$7,058	$3,878
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities:
Net unrealized holding gain (loss) arising during the period	2,137	(966)
Deferred tax (expense) benefit	(449)	203
Reclassification of net on loss available-for-sale securities in net income	1	—
Deferred tax expense	—	—
Unrealized gain (loss) on available-for-sale securities, net of tax	1,689	(763)
Defined benefit pension plan:
Net defined benefit pension (loss) gain	(320)	739
Deferred tax benefit (expense)	67	(155)
Defined benefit pension plan (loss) gain, net of tax	(253)	584
Post-retirement benefit plan:
Net post-retirement benefit plan (loss) gain	(33)	10
Deferred tax benefit (expense)	7	(2)
Post-retirement benefit plan (loss) gain, net of tax	(26)	8
Total other comprehensive income (loss), net of tax	1,410	(171)
Comprehensive income	$8,468	$3,707

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Unearned
				Employee
				Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
	Stock	Stock	Capital	Shares	Earnings	Income (Loss), net	Equity
(Dollars in thousands)
Balance January 1, 2018	13,203,605	$66,018	$37,142	$(1,129)	$13,679	$(1,156)	$114,554
Net income	—	—	—	—	3,878	—	3,878
Other comprehensive loss, net	—	—	—	—	—	(171)	(171)
Stock options exercised	25,491	127	22	—	—	—	149
Director stock grant	12,620	63	62	—	—	—	125
Restricted stock awards	15,000	75	(75)	—	—	—	—
Shares repurchased pursuant to ESOP	(55,034)	(275)	(281)	—	—	—	(556)
ESOP loan collateral	—	—	—	(770)	—	—	(770)
ESOP collateral release	—	—	—	165	—	—	165
Share-based compensation expense	—	—	102	—	—	—	102
Balance December 31, 2018	13,201,682	66,008	36,972	(1,734)	17,557	(1,327)	117,476
Net income	—	—	—	—	7,058	—	7,058
Other comprehensive income, net	—	—	—	—	—	1,410	1,410
Stock options exercised, net	5,377	27	(16)	—	—	—	11
Director stock grant	18,396	92	56	—	—	—	148
Restricted stock awards	109,051	545	(545)	—	—	—	—
Shares repurchased pursuant to repurchase program	(18,300)	(91)	(62)	—	—	—	(153)
Shares repurchased pursuant to ESOP	(54,405)	(272)	(155)	—	—	—	(427)
ESOP collateral release	—	—	12	209	—	—	221
Share-based compensation expense	—	—	396	—	—	—	396
Cumulative effect adjustment of adoption of accounting principle	—	—	—	—	45	—	45
Balance December 31, 2019	13,261,801	$66,309	$36,658	$(1,525)	$24,660	$83	$126,185

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$7,058	$3,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,657	1,644
Net premium amortization on available-for-sale securities	396	240
Amortization of subordinated notes issuance costs	40	16
Amortization of core deposit intangible	674	798
Accretion of fair value adjustments on acquired time deposits	(123)	(186)
Accretion of fair value adjustments (discounts) on acquired loans	(1,922)	(1,759)
Provision for loan losses	1,182	1,351
Share-based compensation expense	396	102
Deferred income tax expense	408	846
Net loss on sale of available-for-sale securities	1	—
Increase in other real estate owned valuation allowance	434	21
Net losses (gains) on sale of other real estate owned	26	(128)
Net losses on the disposition of other assets	3	7
Decrease in value of mortgage servicing rights	42	22
Originations of loans held for sale (HFS)	(62,909)	(21,451)
Proceeds from HFS loan sales	62,684	23,111
Gain on HFS sold loans	(638)	(377)
Increase in cash surrender value of bank owned life insurance	(481)	(497)
Gain on curtailment of post-retirement benefit plan	—	(352)
Increase in accrued interest receivable and other assets	(2,844)	(616)
Increase in other liabilities	4,658	810
Net cash provided by operating activities	10,742	7,480
Cash Flows From Investing Activities
Proceeds from maturities and principal paydowns of available-for-sale securities	5,482	4,365
Proceeds from sales and calls of available-for-sale securities	5,005	—
Maturities (purchases) of certificates of deposit	992	(522)
Purchases of available-for-sale securities	(25,968)	(10,650)
Sales (purchases) of restricted securities, net	1,894	(1,813)
(Increase) decrease in federal funds sold	(734)	6,336
Net increase in loans	(22,141)	(137,562)
Proceeds from sale of other real estate owned	1,665	3,299
Net purchases of premises and equipment	(288)	(2,350)
Net cash used in investing activities	(34,093)	(138,897)
Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing deposits	47,018	70,665
Net increase in time deposits	21,353	9,867
Stock options exercised, net	11	149
Net decrease in securities sold under repurchase agreements	269	(3,409)
Purchases of common stock	(580)	(556)
Issuance of subordinated notes, net of issuance costs	24,068	—
(Decrease) increase in Federal Home Loan Bank advances	(55,000)	30,000
Net cash provided by financing activities	37,139	106,716
Net increase (decrease) in cash and cash equivalents (including interest-earning deposits)	13,788	(24,701)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	26,666	51,367
Cash and cash equivalents (including interest-earning deposits) at end of period	$40,454	$26,666
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$14,701	$10,060
Income taxes	—	800
Non-cash investing and financing:
Unrealized gain (loss) on available-for-sale securities	2,137	(966)
Change in fair value of pension and post-retirement benefit plan obligation	(353)	749
Changes in deferred taxes resulting from other comprehensive income transactions	(375)	46
Loans transferred to other real estate owned	444	2,505
Cumulative effect adjustment of adoption of accounting principle	(45)	—
Employee stock ownership plan transactions	221	605
Director stock grant	148	125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Bay Banks of Virginia, Inc. (the “Company”) is the holding company for Virginia Commonwealth Bank, formerly known as Bank of Lancaster (the “Bank”), for VCB Financial Group, Inc., formerly known as Bay Trust Company (the “Financial Group”), and for Steptoes Holdings, LLC (“Steptoes Holdings”). The consolidated financial statements of the Company include the accounts of Bay Banks of Virginia, Inc., the Bank, the Financial Group, and Steptoes Holdings. All significant intercompany accounts and transactions are eliminated upon consolidation.

The Bank is a state-chartered bank, headquartered in Richmond, Virginia, and a member of the Federal Reserve System. It serves businesses, professionals, and consumers through 18 banking offices, including one loan production office, located in the greater Richmond region, the Northern Neck region, Middlesex County, and the Hampton Roads region of Virginia. The Bank offers a wide range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest-bearing. The majority of the Bank’s loan portfolio is secured by real estate.

The Financial Group provides management services for personal and corporate trusts, including estate planning, estate settlement, trust administration, and investment and wealth management services from its Richmond and Kilmarnock, Virginia offices. Products and services include revocable and irrevocable living trusts, testamentary trusts, custodial accounts, investment planning, brokerage services, insurance investment managed accounts, and managed and self-directed individual retirement accounts.

On April 1, 2017, the Company completed its merger with Virginia BanCorp Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank. Immediately following the Company’s merger with Virginia BanCorp, Virginia BanCorp’s subsidiary bank was merged with and into Bank of Lancaster (collectively, the “Merger”). Bank of Lancaster then changed its name to Virginia Commonwealth Bank.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to the general practices within the banking industry. In management’s opinion, all adjustments necessary for a fair presentation of the consolidated financial statements have been included.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. The amounts recorded in the consolidated financial statements may be affected by those estimates and assumptions. Actual results may vary from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the measurement of fair value of other real estate owned, the valuation of deferred income tax assets, the impairment testing of goodwill, the projection of pension and post-retirement benefit plan obligations, and the fair value measurements.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and mature within ninety days of the balance sheet date. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-earning deposits, including deposits with the Federal Reserve Bank of Richmond (“FRB”).

Securities

Investments in debt securities with readily determinable fair values are classified as either held to maturity, available-for-sale, or trading, based on management’s intent and ability. Currently, all of the Company’s investment securities are debt securities and are classified as available-for-sale. Securities available-for-sale are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported as a component other comprehensive income (loss). A gain or loss on sale is recognized in earnings on the settlement date based on the amortized cost of the specific security sold. GAAP states the trade date is the date on which a purchase or sale of a security is to be recognized; however, the Company’s policy is to recognize the transaction upon the movement of cash (i.e., settlement date) and believes there is no material difference between the two methods. The amortization of purchase premiums and accretion of purchase discounts are recognized in interest income, using the interest method over the terms of the respective securities.

Impairment of an investment security occurs when the fair value of a security is less than its amortized cost as of the balance sheet date and the value of the security is not expected to be recovered. For debt securities, impairment is considered an other-than-temporary impairment (“OTTI”) and recognized in its entirety in net income if (i) there is evidence of credit related impairment; (ii) the Company intends to sell the security; or (iii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is a credit loss, the loss must be recognized in net income and the remaining portion of impairment must be recognized as a component of other comprehensive income (loss).

The Company regularly reviews each investment security for OTTI based on criteria that include the extent to which cost exceeds fair value, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company’s best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity, and the likelihood that it would be required to sell the security before recovery.

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 21. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect management’s estimates.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements, which are classified as secured borrowings, generally mature within one day from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company is required to provide collateral based on the value of the underlying cash. The Company pledges certain investment securities to satisfy its collateral requirements.

Loans

The Company offers mortgage loans on real estate, commercial and industrial loans, and consumer loans. A substantial portion of the Company’s loan portfolio is secured by mortgage loans on real estate. The ability of the Company’s borrowers to honor their loan agreements is dependent upon their ability to generate sufficient cash flow (business or personal), the value of the underlying collateral (e.g., real estate), and/or the general economic conditions in the Company’s market areas.

Loans are reported at their recorded investment, which is the outstanding principal balance net of any unearned income and cost, such as deferred fees and costs, charge-offs, and discounts or premiums on acquired or purchased loans. Interest on loans is recognized into earnings over the contractual term of the loan and is calculated using the interest method on principal amounts outstanding. Loan fees and certain direct origination costs are deferred and recognized as an adjustment of the related loan yield over the contractual term of the loan, adjusted for early pay-offs or principal curtailments, as applicable. The accounting for discounts and premiums on acquired or purchased loans differs if the loans were designated purchased credit-impaired or purchased performing as of the acquisition date, as described below.

The accrual of interest is generally discontinued at the time a loan is 90 days or more past due, or earlier, if collection of principal or interest is not expected. Loans greater than 90 days past due may remain on accrual status if the credit is well-secured and in process of collection. Consumer loans are typically charged-off no later than when 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are charged-off at an earlier date if collection of principal and/or interest is considered doubtful. Nonaccrual and past due policies are materially the same for all types of loans, including impaired loans, with the exception of purchased credit-impaired (“PCI”) loans, as discussed below.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. Any subsequent interest received on these loans is recognized as interest income under the cash basis method of accounting or applied as a reduction of the principal balance of the loan until qualifying for return to accrual status. Generally, a loan is returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured, or the loan becomes well-secured and is in process of collection.

Loans Acquired in a Business Combination

The Company accounts for loans acquired in a business combination in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, ASC 310-20, Receivables-Nonrefundable Fees and Other Costs, and ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of the date of the Merger, loans were designated as either PCI or purchased performing loans and were recorded at estimated fair value on the date of acquisition without the carryover of the related allowance for loan losses.

PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. When determining estimated fair value at acquisition, PCI loans were aggregated into pools of loans based on common characteristics such as loan type, date of origination, and evidence of credit quality deterioration, such as internal risk grades and past due and nonaccrual status. The Company must then estimate the amount and timing of expected cash flows for each loan pool, and the expected cash flows in excess of the estimated fair value is recorded as interest income over the remaining life of the loan pool as accretable yield. These estimates include certain prepayment assumptions based on the nature of each loan pool. The excess of the loan pools contractual principal and interest payments over expected future cash flows is not recorded in the Company’s consolidated financial statements (nonaccretable difference). Over the life of the loan pool, expected future cash flows continue to be estimated on a periodic basis. If the present value of expected future cash flows is less than the carrying amount, an impairment is recorded as a provision for loan losses. If the present value of expected future cash flows is greater than the carrying amount, the respective loan pool’s yield is adjusted and the additional income is recognized prospectively into earnings over the loan pool’s remaining life.

Loans not designated as PCI loans as of the acquisition date were designated as purchased performing loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion or premium amortization based on the acquired loans’ contractual cash flows. Purchased performing loans were recorded at estimated fair value at the time of Merger, including a credit-related discount and a discount or premium for differences in interest rates of the acquired loans compared to market rates for similar loans as of the acquisition date (collectively referred to as a fair value mark). The fair value mark is accreted or amortized as an adjustment to yield over the remaining contractual lives of the loans.

There is no allowance for loan losses established at the acquisition date for purchased performing or PCI loans. A provision for loan losses may be recorded for any deterioration in these loans subsequent to acquisition or when a  fair value mark on a purchased performing loan is fully accreted, at which time it is evaluated for loan losses on a specific or general basis, as discussed below. A fair value mark may be fully accreted if the loan reaches its original contractual maturity date and is extended for any reason.

Troubled Debt Restructurings (“TDR”)

In some situations, for economic or legal reasons related to a borrower’s financial condition, the Company may grant a concession to a borrower that it would not otherwise consider. Concessions include new terms that provide for a reduction of the face amount or maturity amount of the debt as stated in the original agreement, a reduction (absolute or contingent) of the stated interest rate for the remaining original life of the loan, and/or an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.  Concessions granted to a borrower experiencing financial difficulties results in a loan that is subsequently classified as a troubled debt restructuring or TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status to minimize the economic loss and to avoid foreclosure or repossession of underlying collateral, if any. Management assesses all TDRs for impairment as noted below for impaired loans.

Loan Risk Ratings

Loans in the Company’s loan portfolio are risk rated on a periodic basis by experienced credit personnel.

Risk rating categories are as follows:

Pass – Several pass credit risk ratings apply to loans in this category. These ratings are assigned based on varying levels of risk, ranging from credits that are secured by cash or marketable securities to management attention credits that have all characteristics of an acceptable credit risk but warrant more than the normal level of monitoring.

Special Mention – Adverse trends in the borrower’s financial position are evident and warrant management’s close attention for loans risk rated special mention. Any collateral securing loans in this category may not be fully adequate to secure the loan balance.

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

Allowance for Loan Losses (“ALL”)

The allowance for loan losses reflects management’s estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date. Management uses a disciplined process and methodology to establish the ALL each quarter-end. To determine the total ALL, the Company estimates the reserves needed for each homogenous type of the loan category and for any loans analyzed individually for impairment. Depending on the nature of each loan type, considerations include historical loss experience, adverse situations that may affect a borrower’s ability to repay, credit scores, past due history, estimated value of any underlying collateral, prevailing local and national economic conditions, and internal policies and procedures including credit risk management and underwriting. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as conditions change.

The ALL consists of specific, general, and unallocated (if any) components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one individually to calculate the amount of impairment. Impaired loans measured individually for impairment generally include (1) all loans risk rated substandard or worse with balances of $400 thousand or more, and (2) all loans designated as TDRs. For the general component of the ALL, the Company collectively evaluates loans not evaluated individually for a specific reserve, plus impaired loans risk rated Substandard or worse with balances less than $400 thousand. All loans evaluated collectively are grouped into types, and historical loss experience is calculated and applied to each loan type and the resultant reserve is adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth, and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the types. An unallocated component is maintained, if needed, to cover uncertainties that could affect management’s estimate of probable losses.

The specific component of the ALL includes the loan loss reserve necessary on impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining the amount of impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays or payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Generally, impaired loans are placed on nonaccrual status if they meet the conditions as outlined above in the Loans section. However, TDR loans that are performing in accordance with their respective modified agreements may be placed on accrual status. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the underlying collateral less estimated selling costs if the loan is collateral dependent.

The general component of the ALL evaluates groups of loans by types, as noted above. The types are: (1) mortgage loans on real estate; (2) commercial and industrial loans; and (3) consumer and other loans. Mortgage loans on real estate are further disaggregated into the following types: (a) construction, land and land development; (b) farmland; (c) residential first mortgages; (d) residential revolving and junior mortgages; (e) commercial mortgages (non-owner-occupied); and (f) commercial mortgages (owner-occupied). Historical loss factors are calculated for the prior 20 quarters by loan type, and then applied to the current balances in each loan grouping. Finally, qualitative factors are applied to each type or loans within each type with certain attributes, as applicable.

The risk of loss generally varies depending on the loan type. Construction and land development loans carry risks that the project will not be finished according to schedule or according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. These loans also bear the risk that the general contractor or developer may face financial pressure unrelated to the project. Loans secured by land, farmland, and residential mortgages carry the risk of continued credit-worthiness of the borrower and changes in value of the underlying real estate collateral. Commercial mortgages and commercial and industrial loans carry risks associated with the profitable operation of a business and its related cash flows. Additionally, commercial and industrial loans carry risks associated with the value of collateral other than real estate, such as accounts receivable or inventory, which may fluctuate in value over time. Consumer loans carry risks associated with the continuing credit-worthiness of the borrower and are more likely than real estate loans to be adversely affected by unemployment, personal illness, bankruptcy, or divorce of an individual. Consumer loans secured by automobiles carry risks associated with rapidly depreciating collateral values. Consumer loans include loans and debt consolidation loans purchased from third parties.

Additions to the ALL are made by charges to earnings through the provision for loan losses. Charge-offs to the ALL result from credit exposures deemed to be uncollectible. Loans are considered uncollectible when: (1) no regularly scheduled payment has been made within 120 days, and (2) the loan is unsecured, or (3) the borrower files for bankruptcy protection and there is no other financial support or guarantee from an entity outside of the bankruptcy proceedings (e.g., guarantor). As soon as any loan becomes uncollectible, the Company’s charge-off policy is based on whether the loan is unsecured or secured. If the loan is unsecured, the loan is charged-off in full. If the loan is secured, the outstanding principal balance of the loan is charged down to the net realizable value of the underlying collateral less estimated selling costs if the loan is collateral dependent. If the loan is not collateral dependent, the charge-off is based on management’s estimation of the net present value of future cash flows. Recoveries of previously charged-off amounts are credited to the ALL.

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

Mortgage Servicing Rights (“MSR”) Assets

MSR assets represent a contractual agreement where the rights to service an existing mortgage are sold by the original lender to another party who specializes in the various functions of servicing mortgages. MSR assets can also result from the retention of servicing when an originated loan is sold in the secondary market. The Company accounts for its MSR asset using the fair value measurement method per ASC 860-50, Transfers and Servicing, and as such, no amortization is recorded. Changes in the value of the MSR asset are recorded as a component of noninterest income in the period in which the fair value changes occur. MSR assets are included on the consolidated balance sheets and are recorded at fair value.

Premises and Equipment, net

Land is carried at cost. Premises and equipment, other than land, are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the premises and equipment. Estimated useful lives range from 10 to 40 years for buildings, and from 3 to 10 years for furniture, fixtures, and equipment. Maintenance and repairs are charged to expense as incurred, and major improvements are capitalized.

Leases

On January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). As part of the adoption of this accounting standard, the Company evaluated its population of existing real estate and equipment leases as of January 1, 2019. The purpose was to determine whether the Company’s existing contractual arrangements constitute a lease, or contains an embedded lease, which would be in scope under ASU 2016-02, and whether such leases would meet the requirements of an operating or financing lease under the new standard. Based on this evaluation, the Company identified 16 operating leases for land, buildings, and equipment with remaining lease terms ranging from one to ten years. Most of the Company’s leases include renewal options, with renewal terms extending the lease obligation up to as much as five years. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed at lease commencement. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of operating Right-of-Use (“ROU”) assets and operating lease liabilities of $3.5 million and $3.8 million, respectively, primarily related to real estate leases for branches, office space, and information technology-related equipment. A cumulative effect adjustment of $45 thousand was recorded upon adoption of ASU 2016-02, which is reflected in the Company’s statement of shareholders’ equity. As of and for the year ended December 31, 2019, the Company did not have any leases that met the standard definition of a finance lease nor did it engage in any sale-leaseback transactions, have any short-term leases, or have any sublease income.

For operating leases, ROU assets and lease liabilities are recognized at the commencement date of the respective lease. ROU assets represent the Company’s right to use leased assets over the term of the lease and are included in premises and equipment, net, in the Company’s consolidated balance sheets. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term and are measured as the present value of the lease payments over the lease term and are included in other liabilities in the Company’s consolidated balance sheets. ROU assets are measured as the amount of the lease liability adjusted for certain items such as prepaid lease payments, unamortized lease incentives, and unamortized direct costs. ROU assets are amortized on a straight-line basis less the periodic interest expense adjustment of the lease liability and the amortization is included in occupancy expense in the Company’s consolidated statements of operations. The discount rate used for the present value calculations for lease liabilities was the rate implicit in the lease if determinable, and when the rate was not determinable, the Company used its incremental, collateralized borrowing rate with the Federal Home Loan Bank of Atlanta (“FHLB”) for the period that most closely coincided with the respective lease term as of the commencement date of the lease.

In implementing ASU 2016-02, the Company elected various practical expedients. The Company elected to retain the operating lease classification for all of its existing leases as of January 1, 2019 under the former lease accounting standard. The Company elected not to re-assess whether existing contracts contained embedded lease arrangements or whether there were initial directs costs that should have been considered as part of the transition to ASU 2016-02. The Company also elected not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in noninterest expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately. Lastly, the Company elected to use a fair value threshold, such that a contract with an ROU asset or lease obligation below a minimum threshold of $7.5 thousand is excluded from the provisions of ASU 2016-02.

Other Real Estate Owned, net (“OREO”)

Other real estate owned), net of a valuation allowance, is reported on the consolidated balance sheets at the lower of cost or fair market value less estimated selling costs. Real estate properties acquired through, or in lieu of, loan foreclosure are marketed for sale and are initially recorded at fair value on the date of foreclosure less estimated selling costs, becoming the property’s cost basis. Upon acquisition (transfer), if the fair value of the property less estimated selling costs is less than the recorded investment of the loan, the difference is recorded as a charge-off to the ALL. Conversely, if upon transfer, the fair value of the property less estimated selling costs is in excess of the recorded investment of the loan, the difference is recorded as gain in noninterest expense on the consolidated statements of operations. Subsequent declines in the fair value of OREO below its initial cost basis are recorded as a valuation allowance against OREO and charged to noninterest expense. Revenue and expenses related to the operation or maintenance of OREO are included in expenses from foreclosed property in noninterest expense on the consolidated statements of operations. Finally, any gain or loss resulting from the sale or disposition of OREO is included in the net other real estate owned (gains) losses in noninterest expenses on the consolidated statements of operations.

Goodwill and Intangible Assets

Goodwill is an indefinite life intangible asset that represents the excess of the consideration paid or purchase price for an acquired entity over the fair value of the identifiable net assets acquired as of the acquisition date. The Company’s goodwill resulted from the Merger and from the acquisition of five branches during the years 1994 through 2000. Goodwill is tested for potential impairment on an annual basis in accordance with ASC 350, Intangibles-Goodwill and Other.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The core deposit intangible asset resulting from the Merger is the only intangible asset with a definite useful life on the Company’s consolidated balance sheets and is being amortized over 92 months from the date of the Merger on an accelerated basis using the sum-of-years digits method.

Long-lived assets, including purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management concluded that no circumstances indicating an impairment of these assets existed as of December 31, 2019 and 2018.

Bank Owned Life Insurance (“BOLI”)

The Company invests in bank owned life insurance, which is life insurance purchased by the Bank on a selected group of employees. The Bank is the owner and primary beneficiary of the policies. BOLI is recorded in the Company’s consolidated balance sheets at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in noninterest income on the consolidated statements of operations. The Bank has rights under the insurance contracts to redeem them for cash surrender value at any time; however, a redemption not upon the occurrence of death of an insured person is subject to taxation.

Income Taxes

Income taxes are accounted for using the balance sheet method in accordance with ASC 740, Accounting for Income Taxes. Per ASC 740, the objective is to recognize (a) the amount of taxes payable or refundable for the current year, and (b) defer tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or federal income tax returns. A net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book (i.e., financial statement) and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Temporary differences are reversed in the period in which an amount or amounts become taxable or deductible.

When the Company’s federal tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties, if any, associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

The Company evaluates its net deferred tax asset on a quarterly basis to determine if it is more-likely-than-not those assets will be recovered and if a valuation allowance is needed. As of December 31, 2019 and 2018, the Company determined no valuation allowance related to its net deferred tax asset was necessary, as the expectation is that the Company will generate sufficient taxable income in future years to absorb all of its net deferred tax asset.

Employee Benefit Plans

The Company has a noncontributory cash balance benefit pension plan, which was frozen in 2012. The plan covers employees who had become vested in the plan as of the date it was frozen. The Company also sponsored a post-retirement benefit plan covering eligible retirees’ medical and life insurance benefits, which was also frozen to new employees as of March 1, 2018. The Company accounts for both its pension and post-retirement benefit plans in accordance with ASC 715, Compensation-Retirement Benefits.

The Company also sponsors an Employee Stock Ownership Plan (“ESOP”) and a 401(k) deferred contribution retirement plan for the benefit of all eligible employees.

Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards.

Shares allocated to participants of the Company’s ESOP and unallocated shares that collateralize ESOP borrowings but that are committed to be released are also included in basic and diluted weighted average shares outstanding. However, shares held by the ESOP, that collateralize ESOP borrowings and that are not committed to be released are excluded from both basic and diluted weighted average shares outstanding.

Off-balance-sheet Financial Instruments

In the ordinary course of business, the Bank enters into off-balance-sheet financial agreements such as construction loan commitments, home equity lines of credit, overdraft protection lines of credit, unsecured lines of credit, working capital loan commitments, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Share-based Compensation

The Company accounts for its share-based compensation awards for employees and directors in accordance with ASC 718, Compensation-Stock Compensation. The Company grants incentive stock options and non-qualified stock options to certain employees and directors, respectively, in addition to restricted stock. ASC 718 requires that the fair value of the respective award on the grant date be expensed over the requisite service period over which the award vests.

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (“Topic 606”). This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The guidance, as amended, is applicable to all entities and replaces a significant portion of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Revenue associated with financial instruments, including interest income from loans and investment securities, loan origination fees, accretion of discounts, amortization of premiums, and credit card fees are outside the scope of the guidance. Gains and losses on sales of investment securities and loans and income from bank owned life insurance are similarly excluded from the scope of Topic 606. As part of the implementation of Topic 606, the Company reviewed other sources of its revenue including trust and wealth management fees, secondary market servicing fees, and service and other charges on deposit accounts against the requirements of the standard and concluded no changes in its accounting methods were necessary. These sources of revenue are recognized into income when the Company’s performance obligation is completed, which generally is when the transaction occurs and cash is collected. The Company’s adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which is guidance for the simplification of accounting for income taxes. This ASU removes certain exceptions to the general principals of Topic 740 and simplifies existing guidance to improve consistent application of GAAP. The exceptions removed by this ASU are the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU simplifies the accounting by requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; and making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is guidance for the modifications to fair value measurement disclosure requirements. This ASU removes, modifies, and adds disclosure requirements for ASC Topic 820, Fair Value Measurement (“ASC 820”). The disclosure requirement for the valuation process of Level 3 fair value measurements was removed from ASC 820. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The disclosure requirements added to ASC 820 were the changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The additional disclosure requirements are to be applied prospectively and the other modifications will be applied retrospectively. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which is new guidance for the accounting for credit losses on instruments within its scope. This ASU introduces a new model for current expected credit losses (“CECL”), which will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures, including loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this standard will replace the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. This ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. On July 17, 2019, the FASB voted to delay the effective date of this ASU for smaller reporting companies (“SRCs”) (including the Company) and non-SEC registrants to interim and annual periods beginning after December 15, 2022. The FASB directed its staff to draft a proposed ASU outlining this delay for public comment. On October 16, 2019, the FASB voted to officially extend the effective date of ASU 2016-13 for SRCs and non-SEC registrants as originally proposed on July 17, 2019. This ASU is effective for interim and annual reporting periods beginning after December 15, 2022. The Company has a CECL cross-functional working group that implemented a third-party CECL software in 2019 and will continue to assess and implement the requirements of ASU 2016-13 by the adoption date.

Note 3. Cash Reserves

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement as of December 31, 2019 and December 31, 2018 was $13.1 million and $11.2 million, respectively. The Bank was in compliance with this requirement as of December 31, 2019 and December 31, 2018.

Note 4. Securities

The following tables present the aggregate amortized cost, unrealized gains and losses, and fair values of available-for-sale securities as of dates stated.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$67,491	$284	$(178)	$67,597
State and municipal obligations	16,238	341	(3)	16,576
Corporate bonds	15,165	116	—	15,281
Total available-for-sale securities	$98,894	$741	$(181)	$99,454

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$51,126	$35	$(1,279)	$49,882
State and municipal obligations	20,484	60	(327)	20,217
Corporate bonds	12,194	23	(84)	12,133
Total available-for-sale securities	$83,804	$118	$(1,690)	$82,232

The cost of a security sold is based on amortized cost at the time of the sale. The following table presents the gross realized gains and gross realized losses, as well as proceeds from sales and calls of available-for-sale securities, for the periods presented.

	For the Year Ended December 31,
	2019	2018
Gross realized gains	$13	$—
Gross realized (losses)	(14)	—
Net realized loss	$(1)	$—
Aggregate proceeds	$5,005	$—

Securities with fair values of $11.1 million and $17.5 million were pledged as collateral for securities sold under repurchase agreements as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, all the securities pledged for repurchase agreements were state and municipal debt obligations. All the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $6.5 million and $6.1 million as of December 31, 2019 and 2018, respectively, and are reported as liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

The following tables present securities in an unrealized loss position as of December 31, 2019 and 2018 by period of the unrealized loss. The unrealized loss positions were related to interest rate movements and not the credit quality of the issuers. All U.S. Government agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expects to be required to sell these securities, and all amortized cost bases are expected to be recovered.

		Less than 12 months		12 months or more		Total
December 31, 2019	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	38	$12,356	$(53)	$16,930	$(125)	$29,286	$(178)
State and municipal obligations	1	610	(3)	-	-	610	(3)
Total temporarily impaired securities	39	$12,966	$(56)	$16,930	$(125)	$29,896	$(181)

		Less than 12 months		12 months or more		Total
December 31, 2018	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	54	$2,911	$(22)	$43,843	$(1,257)	$46,754	$(1,279)
State and municipal obligations	39	2,723	(27)	9,119	(300)	11,842	(327)
Corporate bonds	5	5,742	(84)	—	—	5,742	(84)
Total temporarily impaired securities	98	$11,376	$(133)	$52,962	$(1,557)	$64,338	$(1,690)

The following table presents the amortized cost and fair value by contractual maturity of available-for-sale securities as of the dates stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,528	$10,563	$1,080	$1,079
Due after one year but less than five years	49,586	49,921	47,065	46,358
Due after five years but less than ten years	33,332	33,535	26,615	26,149
Due after ten years	5,448	5,435	9,044	8,646
Total available-for-sale securities	$98,894	$99,454	$83,804	$82,232

Restricted Securities

The Company’s investment in FHLB stock totaled $2.9 million and $5.1 million at December 31, 2019 and 2018, respectively. The Company also had an investment in FRB stock, which totaled $2.6 million and $2.3 million at December 31, 2019 and 2018, respectively, and an investment in the stock of the Bank’s primary correspondent bank totaling $220 thousand at December 31, 2019 and 2018. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, per charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost and are included in restricted securities on the consolidated balance sheets.

Note 5. Loans

The following table presents the Company’s composition of loans as of the dates stated.

	December 31, 2019	December 31, 2018
Mortgage loans on real estate:
Construction, land and land development	$126,010	$109,475
Commercial mortgages (non-owner occupied)	196,143	180,074
Commercial mortgages (owner occupied)	82,829	87,241
Residential first mortgages	293,913	298,894
Residential revolving and junior mortgages	31,893	38,313
Commercial and industrial	181,730	164,608
Consumer	11,985	23,740
Total loans	924,503	902,345
Net unamortized deferred loan fees	(313)	(252)
Allowance for loan losses	(7,562)	(7,902)
Loans receivable, net	$916,628	$894,191

As of December 31, 2019 and 2018, the Company had $369.5 million and $294.6 million, respectively, of loans pledged to the FHLB as collateral for borrowings. After adjustments by the FHLB, the total lendable collateral was $288.8 million and $229.1 million as of December 31, 2019 and 2018, respectively.

The following tables present the recorded investment for past due and nonaccrual loans as of the dates stated. A loan past due 90 days or more is generally placed on nonaccrual unless it is both well-secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include PCI loans.

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2019	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage loans on real estate:
Construction, land and land development	$77	$—	$417	$494	$125,516	$126,010
Commercial mortgages (non-owner occupied)	126	—	433	559	195,584	196,143
Commercial mortgages (owner occupied)	173	—	587	760	82,069	82,829
Residential first mortgages	3,904	16	1,403	5,323	288,590	293,913
Residential revolving and junior mortgages	52	—	724	776	31,117	31,893
Commercial and industrial	570	—	670	1,240	180,490	181,730
Consumer	139	—	242	381	11,604	11,985
Total loans	$5,041	$16	$4,476	$9,533	$914,970	$924,503

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2018	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage loans on real estate:
Construction, land and land development	$552	$—	$740	$1,292	$108,183	$109,475
Commercial mortgages (non-owner occupied)	50	—	996	1,046	179,028	180,074
Commercial mortgages (owner occupied)	—	56	1,064	1,120	86,121	87,241
Residential first mortgages	1,341	55	1,361	2,757	296,137	298,894
Residential revolving and junior mortgages	115	—	782	897	37,416	38,313
Commercial and industrial	—	—	48	48	164,560	164,608
Consumer	329	—	215	544	23,196	23,740
Total loans	$2,387	$111	$5,206	$7,704	$894,641	$902,345

The following tables present an aging analysis, based upon contractual terms, of the recorded investment of PCI loans as of the dates stated, which are included in the tables above.

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2019	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage loans on real estate:
Construction, land and land development	$—	$—	$—	$—	$1,357	$1,357
Commercial mortgages (non-owner occupied)	126	—	—	126	—	126
Commercial mortgages (owner occupied)	25	—	—	25	229	254
Residential first mortgages	239	16	—	255	2,836	3,091
Residential revolving and junior Mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	42	42
Total purchased credit-impaired loans	$390	$16	$—	$406	$4,464	$4,870

		90 Days or
	30-89	More Past		Total Past
	Days	Due and		Due and		Total
December 31, 2018	Past Due	Still Accruing	Nonaccruals	Nonaccruals	Current	Loans
Mortgage loans on real estate:
Construction, land and land development	$23	$—	$—	$23	$1,355	$1,378
Commercial mortgages (non-owner occupied)	—	—	—	—	142	142
Commercial mortgages (owner occupied)	—	56	—	56	237	293
Residential first mortgages	92	55	—	147	3,317	3,464
Residential revolving and junior Mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	46	46
Total purchased credit-impaired loans	$115	$111	$—	$226	$5,097	$5,323

The following table presents the changes in the accretable yield for PCI loans for the periods stated.

	For the Year Ended
	December 31, 2019	December 31, 2018
Balance at beginning of year	$1,083	$1,087
Accretion of acquisition accounting adjustment	(382)	(358)
Reclassifications from (to) nonaccretable balance, net	56	(46)
Other changes, net	216	400
Balance at end of year	$973	$1,083

The following tables present the Company’s risk rating of loans by loan type as of the dates stated.

December 31, 2019	Construction, Land and Land Development	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Rating:
Pass	$123,916	$195,584	$81,936	$290,322	$31,084	$177,608	$11,729	$912,179
Special mention	—	—	149	1,091	86	2,289	—	3,615
Substandard	2,094	559	744	2,500	723	1,833	256	8,709
Doubtful	—	—	—	—	—	—	—	—
Total loans	$126,010	$196,143	$82,829	$293,913	$31,893	$181,730	$11,985	$924,503

December 31, 2018	Construction, Land and Land Development	Commercial Mortgages (Non-Owner Occupied)	Commercial Mortgages (Owner Occupied)	Residential First Mortgages	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Rating:
Pass	$107,306	$178,936	$85,897	$295,372	$37,206	$162,392	$23,389	$890,498
Special mention	68	—	107	1,071	—	893	121	2,260
Substandard	2,101	1,138	1,237	2,451	1,107	1,323	230	9,587
Doubtful	—	—	—	—	—	—	—	—
Total loans	$109,475	$180,074	$87,241	$298,894	$38,313	$164,608	$23,740	$902,345

Note 6. Allowance for Loan Losses

The following tables present the ALL and the amount of loans evaluated for impairment, individually and collectively, by loan type as of the dates stated.

December 31, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$878	$49	$112	$1,039
Loans collectively evaluated for impairment	4,494	1,522	507	6,523
Purchased credit-impaired loans	—	—	—	—
Total allowance on loan losses	$5,372	$1,571	$619	$7,562
Loan balances applicable to:
Loans individually evaluated for impairment	$5,502	$455	$112	$6,069
Loans collectively evaluated for impairment	720,458	181,275	11,831	913,564
Purchased credit-impaired loans	4,828	—	42	4,870
Total loans	$730,788	$181,730	$11,985	$924,503

December 31, 2018	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,036	$—	$121	$1,157
Loans collectively evaluated for impairment	3,931	1,374	1,440	6,745
Purchased credit-impaired loans	—	—	—	—
Total allowance on loan losses	$4,967	$1,374	$1,561	$7,902
Loan balances applicable to:
Loans individually evaluated for impairment	$7,485	$—	$121	$7,606
Loans collectively evaluated for impairment	701,235	164,608	23,573	889,416
Purchased credit-impaired loans	5,277	—	46	5,323
Total loans	$713,997	$164,608	$23,740	$902,345

The following tables present an analysis of the change in the ALL by loan type as of and for the periods stated.

For the Year Ended December 31, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$4,967	$1,374	$1,561	$7,902
Charge-offs	(455)	—	(1,470)	(1,925)
Recoveries	140	2	261	403
Provision	720	195	267	1,182
Ending Balance	$5,372	$1,571	$619	$7,562

For the Year Ended December 31, 2018	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning Balance	$3,864	$878	$3,028	$7,770
Charge-offs	(202)	(116)	(1,374)	(1,692)
Recoveries	110	1	362	473
Provision (recovery of)	1,195	611	(455)	1,351
Ending Balance	$4,967	$1,374	$1,561	$7,902

The recovery of loan losses for consumer loans of $455 thousand for the year ended December 31, 2018 included a benefit of $580 thousand to correct for an overstatement recorded in the Company’s ALL for acquired loans as of December 31, 2017, as reported in the Company’s 2018 Form 10-K.

Impaired Loans

The following table presents the Company’s recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, as of the dates stated.

	As of December 31, 2019			As of December 31, 2018
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Construction, land and land development	$17	$17	$—	$335	$406	$—
Commercial mortgages (non-owner occupied)	—	—	—	386	386	—
Commercial mortgages (owner occupied)	419	419	—	—	—	—
Residential first mortgages	510	510	—	—	—	—
Residential revolving and junior mortgages	—	—	—	1,028	1,028	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance	946	946	—	1,749	1,820	—
With an allowance recorded:
Construction, land and land development	171	171	44	275	275	132
Commercial mortgages (non-owner occupied)	433	433	58	443	443	18
Commercial mortgages (owner occupied)	1,048	1,048	53	1,069	1,069	57
Residential first mortgages	2,857	2,857	676	3,447	3,447	565
Residential revolving and junior mortgages	47	47	47	502	502	264
Commercial and industrial	455	455	49	—	—	—
Consumer	112	112	112	121	121	121
Total impaired loans with allowance recorded	5,123	5,123	1,039	5,857	5,857	1,157
Total Impaired Loans:
Construction, land and land development	188	188	44	610	681	132
Commercial mortgages (non-owner occupied)	433	433	58	829	829	18
Commercial mortgages (owner occupied)	1,467	1,467	53	1,069	1,069	57
Residential first mortgages	3,367	3,367	676	3,447	3,447	565
Residential revolving and junior mortgages	47	47	47	1,530	1,530	264
Commercial and industrial	455	455	49	—	—	—
Consumer	112	112	112	121	121	121
Total impaired loans	$6,069	$6,069	$1,039	$7,606	$7,677	$1,157

The following table presents the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, for the periods presented.

	For the Year Ended
	December 31, 2019		December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Construction, land and land development	$18	$1	$382	$13
Commercial mortgages (non-owner occupied)	—	—	—	—
Commercial mortgages (owner occupied)	408	27	394	24
Residential first mortgages	514	27	760	—
Residential revolving and junior mortgages	—	—	—	44
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance	940	55	1,536	81
With an allowance recorded:
Construction, land and land development	214	21	267	18
Commercial mortgages (non-owner occupied)	436	32	267	12
Commercial mortgages (owner occupied)	1,058	56	1,061	47
Residential first mortgages	2,586	100	3,037	150
Residential revolving and junior mortgages	47	7	149	6
Commercial and industrial	628	30	—	—
Consumer	118	4	133	11
Total impaired loans with allowance recorded	5,087	250	4,914	244
Total impaired loans:
Construction, land and land development	232	22	649	31
Commercial mortgages (non-owner occupied)	436	32	267	12
Commercial mortgages (owner occupied)	1,466	83	1,455	71
Residential first mortgages	3,100	127	3,797	194
Residential revolving and junior mortgages	47	7	149	6
Commercial and industrial	628	30	—	—
Consumer	118	4	133	11
Total impaired loans	$6,027	$305	$6,450	$325

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	December 31, 2019	December 31, 2018
Nonaccrual loans	$4,476	$5,206
Nonaccrual loans collectively evaluated for impairment	(1,895)	(2,040)
Nonaccrual impaired loans	2,581	3,166
TDRs on accrual	3,270	4,115
Other impaired loans on accrual	218	325
Total impaired loans	$6,069	$7,606

Troubled Debt Restructurings

Loans modified as TDRs are considered impaired and are individually evaluated for impairment as part of the Company’s ALL process. The following table presents by loan type information related to loans modified as TDRs for the periods presented.

	For the Year Ended			For the Year Ended
	December 31, 2019			December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	1	$159	$159	9	$1,315	$1,324
Commercial mortgages (owner occupied) (2)	1	52	52	1	644	672

(1)

The modification in the 2019 period was a loan interest rate reduction while the modifications in the 2018 period consisted of seven loans with term extensions, one loan with interest capitalized to principal, and one loan with an interest rate reduction.

(2)	The modification in the 2019 period was an extension of the loan’s terms while the modification in the 2018 period was one loan with interest capitalized to principal.

No loans designated as TDRs subsequently defaulted in the twelve months following the restructuring in the years ended December 31, 2019 and 2018.

The following table presents a roll forward of accruing and nonaccrual TDRs for the period presented.

	Accruing	Nonaccrual	Total
Balance as of December 31, 2018	$4,115	$1,477	$5,592
Charge-offs	—	—	—
Payments and other adjustments	(823)	(193)	(1,016)
New TDR designation	208	—	208
Release TDR designation	(162)	—	(162)
Transfer	(68)	68	—
Balance as of December 31, 2019	$3,270	$1,352	$4,622

Note 7. Premises and Equipment, net

Components of premises and equipment, net of accumulated depreciation, included in the consolidated balance sheets as of the dates stated were as follows.

	December 31, 2019	December 31, 2018
Land and improvements	$4,226	$4,639
Buildings and improvements	18,099	20,261
Furniture and equipment	11,417	13,218
Right of use assets	4,285	—
Total cost	38,027	38,118
Less accumulated depreciation	(17,886)	(19,949)
Premises and equipment, net	$20,141	$18,169

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 totaled $1.7 million and $1.6 million, respectively, which is recorded in occupancy in noninterest expense on the consolidated statement of operations.

Note 8. Other Real Estate Owned, net

Other real estate owned is presented net of a valuation allowance for changes in the fair market value of the underlying properties subsequent to transfer into OREO.

The following table presents the number and carrying value of properties included in OREO, net, as of the dates stated.

	December 31, 2019		December 31, 2018
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	4	$302	6	$1,339
Land	13	1,354	17	1,741
Commercial	1	260	3	517
Total	18	$1,916	26	$3,597

The following table presents the components of the OREO valuation allowance as of and for the periods stated.

	For the Year Ended December 31,
	2019	2018
Balance, beginning of year	$415	$461
Valuation adjustments	434	21
Charge-offs	(505)	(67)
Balance, end of year	$344	$415

The following table presents OREO-related activity reported in the consolidated statements of operations for the periods stated.

	For the Year Ended December 31,
	2019	2018
Net loss (gain) on sale of other real estate owned	$26	$(128)
Valuation adjustments	434	21
Foreclosed property expense, net of income	141	171
Total expenses	$601	$64

There was one residential mortgage loan totaling $94 thousand in the process of foreclosure as of December 31, 2019.

Note 9. Goodwill and Intangible Assets

The Company tested goodwill for impairment as of September 30, 2019 and determined that the Company’s net book value exceeded its market capitalization. A deficiency in a company’s market capitalization relative to its net book value is a “triggering event” that may indicate that goodwill is impaired. As a result, management evaluated qualitative factors such as the Company’s strong liquidity, capital, and asset quality ratios and improved earnings in 2019, and determined that these positive factors outweighed the deficiency of the Company’s market capitalization relative to its net book value and concluded that the Company’s goodwill was not impaired. The Company re-tested goodwill for potential impairment as of December 31, 2019, and noted that while the Company’s market capitalization was still below its net book value, the deficiency had reduced since September 30, 2019. Management also reassessed the same qualitative factors from its September 30, 2019 goodwill impairment evaluation and determined that the positive factor trends outweighed the Company’s market capitalization deficiency as of December 31, 2019 and concluded that the Company’s goodwill was not impaired.

Other intangible assets include a core deposit intangible asset and MSR assets, both recorded as a result of the Merger. The core deposit intangible asset is being amortized over the period of the expected benefit, which is 92 months from the date of the Merger, using the sum-of-years digits method.

The Company accounts for its MSR assets under the fair value measurement method per ASC 860-50. For the year ended December 31, 2019, the Company recorded $42 thousand of expense attributable to the fair value decline in the MSR assets, which is included in secondary market sales and servicing income in the consolidated statements of operations.

The following table presents information on intangible assets, other than goodwill, as of the dates stated.

	Gross Carrying	Accumulated	Net Carrying
December 31, 2019	Value	Amortization	Value
Core deposit intangibles	$3,670	$2,152	$1,518
Mortgage servicing rights	935	—	935
Total	$4,605	$2,152	$2,453

	Gross Carrying	Accumulated	Net Carrying
December 31, 2018	Value	Amortization	Value
Core deposit intangibles	$3,670	$1,477	$2,193
Mortgage servicing rights	977	—	977
Total	$4,647	$1,477	$3,170

Amortization expense of the core deposit intangible asset for the years ended December 31, 2019 and 2018, totaled $674 thousand and $798 thousand, respectively. As of December 31, 2019, the estimated remaining amortization expense of the core deposit intangible asset is presented in the following table for the periods presented.

2020	$551
2021	427
2022	304
2023	180
2024	56
Thereafter	—
Total estimated amortization expense	$1,518

Note 10. Income Taxes

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

The following table presents current and deferred income tax expense (benefit) for the periods stated.

	Year Ended December 31,
	2019	2018
Current (benefit) expense	$1,241	$(313)
Deferred expense	408	846
Income tax expense	$1,649	$533

The Company files a consolidated federal income tax return with the Internal Revenue Service. The Commonwealth of Virginia does not assess an income tax on regulated financial institutions; instead, the Bank pays a bank franchise tax, based primarily on the Bank’s capital (i.e., shareholders’ equity), to the Commonwealth of Virginia and its municipalities, which is reported as noninterest expense in the consolidated statements of operations. Bank franchise tax expense was $864 thousand and $726 thousand for the years ended December 31, 2019 and 2018, respectively. The Company files an income tax return in the Commonwealth of Virginia for the parent company.

The following table presents the federal statutory income tax rate reconciled to the Company’s effective income tax rate for the periods stated.

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Net tax-exempt income	(2.8%)	(5.6%)
Income tax return to provision adjustment	0.2%	(3.9%)
Other, net	0.5%	0.6%
Federal effective income tax rate	18.9%	12.1%

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

	December 31, 2019	December 31, 2018
Deferred tax assets
Allowance for loan losses	$1,588	$1,629
Other real estate owned	203	226
Pension and post-retirement benefit plans	179	127
Unrealized losses on available-for-sale securities	—	333
Deferred and share-based compensation plans	317	237
Fair value adjustments on acquired loans and time deposits resulting from the Merger	500	969
Net deferred loan fees	66	53
Other	252	124
Total deferred tax assets	3,105	3,698
Deferred tax liabilities
Depreciation of fixed assets	(556)	(359)
Amortization of goodwill and core deposit intangible asset	(909)	(1,050)
Premium on fixed assets acquired in the Merger	(518)	(553)
Unrealized gains on available-for-sale securities	(116)	—
Recapture of bad debts experience reserve	(102)	(178)
Other	(85)	(48)
Total deferred tax liabilities	(2,286)	(2,188)
Deferred tax asset, net	$819	$1,510

The Company had no unrecognized tax benefits recorded as of December 31, 2019 and 2018. Tax years prior to 2016 are no longer open for Internal Revenue Service audit.

Note 11. Deposits

The following table presents a summary of deposit accounts as of the dates stated.

	December 31, 2019	December 31, 2018
Noninterest-bearing demand deposits	$137,933	$114,122
Interest-bearing:
Savings deposits	56,785	57,472
Demand deposits	71,750	76,302
Money market deposits	254,072	225,626
Time deposits less than $250	299,649	306,720
Time deposits $250 or more	90,251	61,950
Total deposits	$910,440	$842,192

The following table presents the scheduled maturities of time deposits, as of December 31, 2019.

2020	$222,413
2021	64,611
2022	34,238
2023	52,381
2024	16,223
Thereafter	34
Total	$389,900

As of December 31, 2019 and 2018, overdraft demand deposits reclassified to loans totaled $152 thousand and $110 thousand, respectively.

Note 12. Borrowings

FHLB Advances

As of December 31, 2019 and 2018, the Company had $45.0 million and $100.0 million, respectively, of outstanding FHLB advances, consisting of five and four advances, respectively. FHLB advances are secured by a blanket lien of $288.8 million on qualified one-to-four family real estate, commercial real estate, and multi-family residential loans. Immediate available credit, as of December 31, 2019, was $200.9 million against a total line of credit of $276.9 million. As of December 31, 2019, the Bank had $31.0 million of letters of credit issued by FHLB for the benefit of the Virginia Department of the Treasury as collateral for public deposits held by the Bank to comply with the Security for Public Deposits Act. The  letters of credit are not outstanding borrowings,  but reduce the available credit under FHLB credit facility.

The following table presents information regarding the FHLB advances outstanding as of December 31, 2019.

				Maturity
	Balance	Originated	Interest Rate	Date
Adjustable rate hybrid	$10,000	4/12/2013	4.38%	4/13/2020
Fixed rate credit	20,000	7/3/2019	2.22%	1/3/2020
Fixed rate hybrid	10,000	8/7/2019	1.79%	8/7/2020
Fixed rate credit	5,000	11/27/2019	1.72%	1/3/2020
Total FHLB advances	$45,000		2.55%

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements were $6.5 million and $6.1 million as of December 31, 2019 and 2018, respectively. Securities sold under agreements to repurchase are secured transactions with customers, generally mature the day following the day sold, and can be changed at the option of the Company with minimal risk of loss due to fair value. During 2019 and 2018, the average rate of the repurchase agreements was 0.22%.

Subordinated Notes

On May 28, 2015, the Company entered into a purchase agreement with 29 accredited investors under which the Company issued an aggregate of $7.0 million of subordinated notes (the “2025 Notes”) to the accredited investors. The 2025 Notes have a maturity date of May 28, 2025 and bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The 2025 Notes are not convertible into common stock or preferred stock and are not callable by the holders. The Company has the right to redeem the 2025 Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. If an event of default occurs, such as the bankruptcy of the Company, a holder may declare the principal amount of the 2025 Notes to be due and immediately payable. The 2025 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2025 Notes qualify as Tier 2 capital for regulatory reporting. The aggregate carrying value of the 2025 Notes, including capitalized, unamortized debt issuance costs, was $6.9 million at both December 31, 2019 and 2018. For the year ended December 31, 2019 and 2018, the effective interest rate on the 2025 Notes was 6.83% and 6.85%, respectively.

On October 7, 2019, the Company completed a private placement of $25.0 million in fixed-to-floating rate subordinated notes due 2029 (the “2029 Notes”). The 2029 Notes were structured to qualify as Tier 2 capital under bank regulatory guidelines, and the proceeds from the sale of the 2029 Notes will be utilized for general corporate purposes, including the potential repayment of the 2025 Notes (which become callable in May 2020), and supporting capital levels at the Bank. The 2029 Notes bear interest at 5.625% per annum, beginning October 7, 2019 through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate (“SOFR”) (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. If an event of default occurs, such as the bankruptcy of the Company, a holder may declare the principal amount of the 2029 Notes to be due and immediately payable. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the 2025 Notes. Beginning on October 15, 2024 through maturity, the 2029 Notes may be redeemed, at the Company's option, on any scheduled interest payment date. The 2029 Notes will mature on October 15, 2029. The aggregate carrying value of the 2029 Notes, including capitalized, unamortized debt issuance costs was $24.1 million at December 31, 2019. For the year ended December 31, 2019, the effective interest rate on the 2029 Notes was 6.22%.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock, issued and outstanding, in the Company’s Employee Stock Ownership Plan (“ESOP”) was $1.5 million and $1.7 million at December 31, 2019 and 2018, respectively, and was reported in other liabilities on the consolidated balance sheets. As of December 31, 2019, the debt was comprised of three fixed rate amortizing notes, which carry an interest rate of 3.25% with maturity dates ranging from March 1, 2025 to November 1, 2026, and two variable rate amortizing notes (5.50% as of December 31, 2019) with maturity dates ranging from June 14, 2024 to December 31, 2027. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

Federal Funds Lines

Unused lines of credit with nonaffiliated banks, excluding FHLB, totaled $41.0 million and $21.0 million at December 31, 2019 and 2018, respectively. Draws upon these lines have time limits varying from two to four consecutive weeks. The banks providing these lines can change the interest rates on these lines daily. The lines renew annually and can be cancelled at any time.

Note 13. Employee Benefit Plans

Pension Plan

The Company has a non-contributory, cash balance defined benefit pension plan (the “Pension Plan”) for employees who were vested in the plan as of December 31, 2012, the date the plan was frozen (i.e., curtailed). Each participant’s account balance grows based on monthly interest credits. The Pension Plan is partially funded by assets invested for the benefit of the plan participants. The Pension Plan assets are held by a third-party qualified trust and are not included in the Company’s consolidated balance sheets. The Company made contributions totaling $186 thousand and $0 to the Pension Plan for the 2019 and 2018 plan year, respectively. The accumulated benefit obligation for the Pension Plan was $2.0 million and $1.6 million as of December 31, 2019 and 2018, respectively. The unfunded liability for the Pension Plan, included in other liabilities in the Company’s consolidated balance sheets, was $728 thousand and $483 thousand as of December 31, 2019 and 2018, respectively.

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

The qualified trust assets are sufficiently diversified to maintain a reasonable level of risk without imprudently sacrificing return. The investment manager of the qualified trust selects investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance for the implementation of the plan’s investment strategy. The qualified trust assets are not included in the Company’s consolidated balance sheets as of December 31, 2019 and 2018 and are considered Level 1 from a fair value hierarchy perspective.

The following table presents the Pension Plan’s assets by asset type as of the periods stated.

	December 31, 2019		December 31, 2018
Asset type	Amount	%	Amount	%
Mutual funds - equity	$794	61%	$658	59%
Mutual funds - fixed income	500	39%	458	41%
Cash and cash equivalents	2	0%	-	0%
Total	$1,296	100%	$1,116	100%
Post-retirement Benefit Plan

The Company also sponsored a post-retirement benefit plan (the “PRB Plan”) covering retirees who were age 55 with 10 years of service or age 65 with five years of service prior to March 1, 2018, when the plan was curtailed. The Company recognized a gain on the curtailment of the post-retirement benefit plan of $352 thousand on March 1, 2018, which is included in the Company’s consolidated statements of operations for the year ended December 31, 2018. The PRB Plan provides coverage toward a retiree’s eligible medical and life insurance benefits. The PRB Plan is unfunded and benefits are expensed as incurred. The Company expects to make no contributions to the PRB Plan in future periods. The accumulated (unfunded) benefit obligation for the PRB Plan was $73 thousand and $71 thousand as of December 31, 2019 and 2018, respectively.

The following table provides a reconciliation of changes in the accumulated benefit obligations and fair value of qualified trust assets (Pension Plan only) and a statement of funded (unfunded) status for the Pension Plan and the PRB Plan as of and for the periods stated.

	Pension Plan		PRB Plan
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation, beginning of year	$1,599	$3,273	$71	$457
Service cost	—	—	—	3
Interest cost	72	94	3	5
Actuarial loss (gain)	576	(694)	5	(36)
Benefit payments	(213)	(1,295)	(6)	(6)
Curtailment/termination gain	—	—	—	(352)
Settlement (gain) loss	(10)	221	—	—
Benefit obligation, end of year	2,024	1,599	73	71
Change in plan assets
Fair value of plan assets, beginning of year	1,116	2,465	—	—
Actual return (loss) on plan assets	207	(54)	—	—
Employer contributions	186	—	6	6
Benefits payments	(213)	(1,295)	(6)	(6)
Fair value of plan assets, end of year	1,296	1,116	—	—
Unfunded status, end of year	$(728)	$(483)	$(73)	$(71)

The following table provides details regarding amounts included in the consolidated financial statements for the Pension Plan and the PRB Plan for the periods presented.

	Pension Plan		PRB Plan
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Amounts recognized in accumulated other comprehensive loss (income)
Net loss (gain)	$767	$447	$(321)	$(354)
Prior service cost	—	—	—	—
Net obligation at transition	—	—	—	—
Amount recognized	$767	$447	$(321)	$(354)

Components of net periodic benefit cost (gain)
Service cost	$—	$—	$—	$3
Interest cost	72	94	3	5
Expected return on plan assets	(72)	(153)	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	(28)	(26)
Curtailment/termination gain	—	—	—	(352)
Recognized net loss due to settlement	66	422	—	—
Recognized net actuarial loss	45	51	—	—
Net periodic benefit cost (gain)	111	414	(25)	(370)

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss
Net loss (gain)	320	(739)	33	(10)
Amortization of prior service cost	—	—	—	—
Amortization of net obligation at transition	—	—	—	—
Total recognized in other comprehensive loss (income)	320	(739)	33	(10)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$431	$(325)	$8	$(380)

The following table provides the actuarial assumptions used to derive the information reported in the consolidated financial statements as of and for the periods  presented.

	Pension Plan		PRB Plan
	As of and for the year ended December 31,		As of and for the year ended December 31,
	2019	2018	2019	2018
Discount rate used for net periodic pension cost	4.25%	3.50%	4.25%	4.25%
Discount rate used for disclosure	3.25%	4.25%	3.25%	4.25%
Expected return on plan assets	7.25%	7.25%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Rate of compensation increase for net periodic pension cost	N/A	N/A	N/A	N/A
Expected future interest crediting rate	3.00%	3.00%	N/A	N/A

The following table provides estimated future benefit payments (cash) for the Pension Plan and PRB Plan for the periods presented.

	Pension Plan	PRB Plan
2020	$289	$7
2021	108	7
2022	35	7
2023	238	7
2024	112	6
2025 - 2029	624	26

Deferred Compensation Plan

The Company sponsors a nonqualified deferred compensation plan for certain eligible employees and directors, which allows employees to defer up to 100% of their base salary and/or bonus on an annual basis and directors to defer all or a portion of their board fees. Amounts deferred pursuant to the plan can be invested in various mutual funds, with the portfolio composition up to the discretion of the respective employee or director. The assets in the plan, which are held in a nonqualified deferred compensation rabbi trust, and the associated deferred compensation liability are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets and total $1.1 million and $972 thousand as of December 31, 2019 and 2018, respectively. The assets held by the rabbi trust are subject to the general unsecured creditors of the Company.

Amounts under the plan will be paid following a distributable event. A distributable event includes termination of service as an employee or director on a specific date without regard to continued service as an employee or director. Distributions can be received either as a lump-sum payment or in substantially equal payments over a period of not more than 20 years.

A total of $0 and $179 thousand of deferred compensation payments were made by the Company for employees and $68 thousand and $61 thousand of directors fees were deferred, during the years ended December 31, 2019 and 2018, respectively.

401(k) Retirement Plan

The Company sponsors a 401(k) defined contribution retirement plan (“401(k) Plan”) for the benefit of all eligible employees of the Company, including its subsidiaries. Employees are eligible to participate on the first of the month following an employee’s hire date. There is no age requirement. Participants can elect to defer between 1% and 15% of their base compensation, which will be contributed to the 401(k) Plan, providing the amount deferred does not exceed the federal dollar maximum election deferral for each year. The Company matches 100% up to a 4% deferral. Employees become 100% vested in the subsidiary’s match after two years of service.

For the years ended December 31, 2019 and 2018, the Company made matching contributions to the 401(k) Plan of $429 thousand and $392 thousand, respectively.

Employee Stock Ownership Plan

Employees of the Company, including its subsidiaries, who have completed twelve months of service and who have attained the age of 21 years are eligible to participate in the ESOP. Contributions to the plan are either that required to service the loans to third-party financial institutions or are made at the discretion of the Company’s board of directors. Contributions are allocated proportionately based on the covered compensation of each participant compared to the aggregate covered compensation of all participants for the plan year. Allocations are limited to 25% of eligible participant compensation. Participant accounts are 30% vested after two years, 40% vested after three years with vesting increasing 20% each year thereafter until 100% vested. The ESOP had approximately 77,550 shares allocated to participant accounts as of December 31, 2019. The Company recorded ESOP contribution expense of $197 and $55 thousand in 2019 and 2018, respectively. Shares allocated to participants of the ESOP and unallocated shares that collateralize ESOP borrowings and are committed to be released are included in basic and diluted average shares outstanding. However, shares held by the ESOP that collateralize ESOP borrowings and are not committed to be released are excluded from both basic and diluted average shares outstanding.

To assist with providing liquidity to the ESOP when participants separate from the Company and are offered and elect to receive cash distributions in lieu of shares, the Company, as the sponsor of the ESOP, or the ESOP may enter into a loan with a third-party financial institution and use the unallocated shares as collateral. As of December 31, 2019, the ESOP had five outstanding loans totaling $1.6 million, with 197,901 unallocated shares pledged as collateral for these loans. The ESOP loans are included in other liabilities on the Company’s consolidated balance sheets.

Note 14. Off-Balance Sheet Commitments and Contingencies

In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, the Company’s management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

Subject to its normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2019 and 2018, the Company had outstanding loan commitments of $170.9 million and $160.5 million, respectively.

The Company estimates the credit loss exposure for all off-balance sheet credit commitments that are not unconditionally cancellable by the Company using a process consistent with that used in developing the allowance for loan losses for on-balance sheet portfolio loans. The Company estimates future fundings, which may be less than the total unfunded commitment amounts, based on historical funding experience and management’s judgment. Allowance for loan loss factors, which are based on loan type, are applied to these funding estimates to arrive at the reserve balance. Changes in a reserve for unfunded commitments are recognized in other noninterest expense in the consolidated statements of operations and the reserve for unfunded commitments is reported in other liabilities in the consolidated balance sheets. As of December 31, 2019 and 2018, the Company has $85 thousand and $97 thousand of reserves for unfunded commitments, respectively.

Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. As of December 31, 2019 and 2018, commitments under outstanding performance stand-by letters of credit totaled $6.1 million and $2.8 million, respectively. Additionally, but to a much lesser extent, the Company issues financial stand-by letters of credit, which guarantee payment to the underlying beneficiary (i.e., third party) if the customer fails to meet its designated financial obligation. As of December 31, 2019 and 2018, commitments under outstanding financial stand-by letters of credit totaled $77 thousand and $40 thousand, respectively. The credit risk of issuing stand-by letters of credit is essentially the same as that involved in extending loans to customers.

The Company has investments in three separate low-income housing equity funds as of December 31, 2019 and 2018. The general purpose of these funds is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, deliver federal low-income housing tax credits to investors, allocate tax losses and other possible tax benefits to investors, and to preserve and protect project assets. The investments in these funds were recorded as other assets on the consolidated balance sheets and were $1.2 million and $1.3 million as of December 31, 2019 and 2018, respectively. These investments and related tax benefits have expected terms through

2030. Additional capital calls expected for the funds totaled $275 thousand at December 31, 2019 and are included in other liabilities on the consolidated balance sheets.

Note 15. Leases

During the first quarter of 2019, the Company commenced a new operating lease for the Richmond, Virginia office of the Financial Group, which resulted in the recognition of an operating ROU asset and lease liability of $826 thousand. During the second quarter of 2019, the Company commenced a new operating lease for an existing retail branch in Henrico County, Virginia, which resulted in the recognition of an operating ROU asset and lease liability of $478 thousand and $473 thousand, respectively. During the fourth quarter of 2019, the Company commenced a new operating lease for an existing retail branch in Middlesex County, Virginia, which resulted in the recognition of an operating ROU asset and lease liability of $253 thousand. For the year ended December 31, 2019, operating lease expense totaled $910 thousand. For the year ended December 31, 2018, lease expense totaled $577 thousand under ASC 840, Leases, which was superseded by ASC 842 and adopted by the Company on January 1, 2019.

The following table presents the ROU assets and lease liabilities as of the date stated. ROU assets and lease liabilities are included in premises and equipment, net, and other liabilities, respectively, in the consolidated balance sheets.

December 31, 2019
Operating lease right-of-use assets	$4,285
Operating lease liabilities	$4,598

The following table presents the weighted average remaining lease term and discount rate associated with operating leases as of the date stated.

December 31, 2019
Weighted average remaining lease term	9 years
Weighted average discount rate	3.10%

The following table presents a maturity analysis of operating lease liabilities for the five years ending subsequent to December 31, 2019 and in total thereafter.

2020	$961
2021	995
2022	619
2023	370
2024	380
Thereafter	1,908
Total	5,233
Less interest	(635)
Lease liability	$4,598

The following table presents supplemental cash flow information related to operating leases for the period stated.

For the Year Ended
December 31, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$990
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,557

The following table presents future minimum lease payments required under the long-term non-cancelable lease agreements in effect as of December 31, 2018 under ASC 840.

2019	$748
2020	696
2021	751
2022	590
2023	351
Thereafter	2,053
Total future minimum lease payments	$5,189

Note 16. Share-based Compensation

The Company has an equity-based incentive plan, the Bay Banks of Virginia, Inc. 2013 Stock Incentive Plan (the “2013 Plan”), which provides for the grant of up to 385,000 shares of the Company’s common stock as awards to employees and members of the board of directors of the Company and its subsidiaries. Prior to shareholder approval of the 2013 Plan, the Company issued equity awards from several other shareholder-approved plans. As of December 31, 2019, there were 113,280 shares available for grant under the 2013 Plan.

Share-based compensation expense related to stock options and restricted stock granted under the 2013 Plan for the years ended December 31, 2019 and 2018 was $396 thousand and $102 thousand, respectively.

During 2019, options for a total of 49,500 shares were granted, which vested immediately. During 2018, options for a total of 17,500 shares were granted, which vested either immediately or over one to three years. Compensation expense for stock options is based on the estimated fair value of options granted using the Black-Scholes Model and is amortized on a straight-line basis over the vesting period of the award. The expected volatility used in the Black-Scholes Model calculations is based on the historical volatility of the Company’s common stock price. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience, and the dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The fair value of options granted during 2019 ranged from $1.49 to $1.64 per option share. The fair value of options granted during 2018 ranged from $1.78 to $2.09 per option share.

The following table presents the variables used in the Black-Scholes Model calculations of the fair value of the stock options for the periods presented.

	For the Year Ended December 31,
	2019	2018
Risk free interest rate (5-year U.S. Treasury)	2.03%	2.73%
Expected dividend yield	0%	0%
Expected term (years)	5	5
Expected volatility	15.7%-17.7%	12.5%-15.7%

The following table presents stock option activity for the periods presented.

		Weighted Average	Weighted Average Remaining	Aggregate
	Shares	Exercise Price	Contractual Life (in years)	Intrinsic Value (1)
Options outstanding and exercisable, January 1, 2018	251,026	$7.43	6.73	$753,229
Granted	17,500	9.97
Forfeited	(6,805)	10.37
Exercised	(25,491)	5.84
Expired	(9,459)	11.20
Options outstanding, December 31, 2018	226,771	$7.56	6.43	$223,478
Granted	49,500	8.11
Forfeited	(32,276)	9.15
Exercised	(15,578)	5.83
Expired	(5,761)	7.61
Options outstanding, December 31, 2019	222,656	$7.58	6.41	$342,650
Options exercisable, December 31, 2019	214,329	$7.49

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

The following table presents restricted stock activity for the periods presented.

		Weighted Average
	Shares	Fair Value
Restricted stock nonvested, January 1, 2018	10,500	$8.44
Granted	60,856	9.75
Vested	(3,000)	9.15
Forfeited	(12,298)	8.93
Restricted stock nonvested, December 31, 2018	56,058	$9.73
Granted	75,493	8.17
Vested	(12,430)	9.61
Forfeited	(13,915)	8.31
Restricted stock nonvested, December 31, 2019	105,206	$8.81

During 2019 and 2018, the Company granted restricted stock awards totaling $617 thousand and $593 thousand, respectively. As of December 31, 2019, $620 thousand of restricted stock compensation expense remains unrecognized. Shares of restricted stock awarded in 2019 were pursuant to the Company’s long-term incentive plan (“LTIP”), which covers certain officers of the Company. One-half of the LTIP restricted shares vest on a straight-line basis over a three-year period (“LTIP Time-based Shares”), while the other one-half vests at the end of a three-year period contingent on the Company’s achievement of financial goals (“LTIP Performance-based Shares”). The LTIP Time-based Shares are being expensed on a straight-line basis over the three-year vesting period. The LTIP Performance-based Shares are being expensed on a straight-line basis over a three-year period with adjustments periodically based on projected achievement of the performance target. The value of the restricted stock awards is based on the fair market value of the Company’s common stock on the grant date. LTIP Time-based Shares carry voting and dividend rights. LTIP Performance-based Shares accrue dividends, if any, which are paid if, and only if, the shares vest.

Note 17. Earnings per Share

The following table shows the calculation of basic and diluted earnings per share and the weighted average number of shares outstanding used in computing earnings per share and the effect on the weighted average number of shares outstanding of dilutive potential common stock. Basic earnings per share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and restricted shares. For the year ended December 31, 2019, 121,547 options were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. For the year ended December 31, 2018, 86,284 options were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

For both computations, the weighted average number of ESOP shares not committed to be released to participant accounts in the ESOP are not assumed to be outstanding. The weighted average ESOP shares excluded from the computation were 200,048 and 154,410 for the year ended December 31, 2019 and 2018, respectively.

	For the Year Ended
	December 31,
	2019	2018
Net income	$7,058	$3,878
Weighted average shares outstanding, basic	13,053,080	13,057,537
Dilutive shares:
Stock options	33,334	57,044
Restricted shares	25,439	7,555
Weighted average shares outstanding, dilutive	13,111,853	13,122,136
Basic and diluted earnings per share	$0.54	$0.30

Note 18. Share Repurchase Program

On October 18, 2019, the Company announced that its board of directors had authorized the repurchase of up to 400,000 shares of the Company’s common stock (approximately 3% of the Company’s currently outstanding common stock) (the “Repurchase Program”). The Repurchase Program is effective through December 31, 2020, and the Company may repurchase shares through open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with rules issued under the Securities Exchange Act of 1934. The actual timing, quantities, prices, and manner of any share repurchases under the Repurchase Program is determined by the Company in its discretion and depends on a number of factors, including the market price of the Company’s common stock, share repurchases required under the Company’s employee benefit plans, general market and economic conditions, and applicable legal and regulatory requirements. The Repurchase Program may be modified, amended, or terminated by the Company’s board of directors at any time. There is no guarantee as to the number of shares that the Company will repurchase under the Repurchase Program.

In the fourth quarter of 2019, the Company purchased 72,705 common shares at a weighted average price per share of $7.98, including 18,300 shares purchased through open market transactions and 54,405 shares purchased pursuant to the operation of the Company’s ESOP.

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

Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios as set forth in the table below of total common equity Tier 1 and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that as of December 31, 2019 and 2018, the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2019, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized on such date, an institution must maintain minimum total risk-based, common equity Tier 1capital, Tier 1 capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Effective January 1, 2015, the Bank became subject to new capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee on Banking Supervision (the “Basel Committee”), and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of average adjusted assets. The following additional capital requirements related to the capital conservation buffer, which have been phased in over a four-year period. As fully phased in effective January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will be subject to constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of December 31, 2019 and 2018, ratios of the Bank were in excess of the fully phased-in requirements.

The following tables present the Company’s and the Bank’s actual capital amounts and ratios, and the minimum capital requirement amounts and ratios per the regulatory capital framework, as of the dates stated.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Risk Based Capital
Consolidated	$153,766	16.23%	$99,494	10.50%	N/A	N/A
Virginia Commonwealth Bank	123,346	13.07%	99,068	10.50%	$94,350	10.00%
Tier 1 Capital
Consolidated	115,118	12.15%	80,543	8.50%	N/A	N/A
Virginia Commonwealth Bank	115,699	12.26%	80,198	8.50%	75,480	8.00%
Common Equity Tier 1 Capital
Consolidated	115,118	12.15%	66,329	7.00%	N/A	N/A
Virginia Commonwealth Bank	115,699	12.26%	66,045	7.00%	61,328	6.50%
Tier 1 leverage ratio
Consolidated	115,118	10.33%	44,597	4.00%	N/A	N/A
Virginia Commonwealth Bank	115,699	10.42%	44,430	4.00%	55,537	5.00%

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Risk Based Capital
Consolidated	$122,177	13.41%	$89,979	9.875%	N/A	N/A
Virginia Commonwealth Bank	106,077	11.68%	89,691	9.875%	$90,826	10.00%
Tier 1 Capital
Consolidated	107,286	11.77%	71,756	7.875%	N/A	N/A
Virginia Commonwealth Bank	98,078	10.80%	71,526	7.875%	72,661	8.00%
Common Equity Tier 1 Capital
Consolidated	107,286	11.77%	58,088	6.375%	N/A	N/A
Virginia Commonwealth Bank	98,078	10.80%	57,902	6.375%	59,037	6.50%
Tier 1 leverage ratio
Consolidated	107,286	10.28%	41,735	4.000%	N/A	N/A
Virginia Commonwealth Bank	98,078	9.42%	41,631	4.000%	52,039	5.00%

Note 20. Accumulated Other Comprehensive Income (Loss), net

The components of accumulated other comprehensive income (loss), net are shown in the following table as of and for the periods presented.

	Net Unrealized Gains (Losses) on Available-for-sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance January 1, 2018	$(489)	$(667)	$(1,156)
Change in net unrealized holding losses on available-for-sale securities, net of tax benefit of $203	(763)	—	(763)
Net gain on pension and post-retirement benefit plans, net of tax expense of $157	—	592	592
Balance December 31, 2018	(1,252)	(75)	(1,327)
Change in net unrealized holding loss on available-for-sale securities, net of tax expense of $449	1,688	—	1,688
Reclassification for previously unrealized net losses recognized in net income, net of tax benefit of $0	1	—	1
Net loss on pension and post-retirement benefit plans, net of tax benefit of $74	—	(279)	(279)
Balance December 31, 2019	$437	$(354)	$83

Note 21. Related Parties

The Company has entered into transactions with certain directors and officers of the Company, their associates, and/or affiliated companies in which they are the principal stockholders (related parties). The aggregate amount of loans to such related parties was $4.0 million and $4.6 million at December 31, 2019 and 2018, respectively. In the opinion of management, such loans, with the exception of residential mortgages extended to any employee that receives a nominal reduction to the interest rate, were made in the normal course of business on the same terms as those prevailing at the time for comparable transactions.

The following table presents the amount of loans to and repayments on loans to related parties.

Balance, January 1, 2019	$4,586
New loans and extensions to existing loans	425
Repayments and other reductions	(1,012)
Balance, December 31, 2019	$3,999

Unfunded commitments to extend credit to related parties were $1.5 million and $0.5 million at December 31, 2019 and 2018, respectively.

The aggregate amount of deposit accounts of related parties at December 31, 2019 and 2018 amounted to $4.4 million and $3.9 million, respectively. The aggregate amount of securities sold under repurchase agreements to related parties at December 31, 2019 and 2018 amounted to $2.5 million and $1.8 million, respectively.

Related parties hold in the aggregate principal amount of $235 thousand of the 2025 Notes, as of December 31, 2019, and at that date, the Company owed these related parties $240 thousand in principal and accrued interest with regard to the 2025 Notes.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Available-for-sale securities: Available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third-party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). In certain cases, where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Company engages a third-party to determine the fair value of its available-for-sale securities.

Rabbi Trust: The Company established a rabbi trust for the benefit of participants in the Company’s deferred compensation benefit plan. The assets held by the rabbi trust are invested at the direction of the individual participants and are generally invested in marketable investment securities, such as common stocks and mutual funds or short-term investments (e.g., cash) (Level 1). Rabbi trust assets are included in other assets on the consolidated balance sheets.

Mortgage Servicing Rights: The Company owns MSR assets from two loan portfolios, one serviced for Fannie Mae and one serviced for Freddie Mac. The MSR assets are recorded at fair value on a recurring basis, with changes in fair value recorded in the consolidated statements of operations.

A third-party model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 12 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of both December 31, 2019 and December 31, 2018. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 187% and 133% as of December 31, 2019 and 2018, respectively. A discount rate of 12.5% was then applied to each pool as of December 31, 2019 and 2018. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of December 31, 2019 Using
	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$67,597	$7,024	$60,573	$—
State and municipal obligations	16,576	—	16,576	—
Corporate bonds	15,281	2,000	10,631	2,650
Total available-for-sale securities:	$99,454	$9,024	$87,780	$2,650
Mortgage servicing rights	$935	$—	$—	$935
Rabbi trust assets	$1,082	$1,082	$—	$—

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$49,882	$—	$49,882	$—
State and municipal obligations	20,217	—	20,217	—
Corporate bonds	12,133	—	8,462	3,671
Total available-for-sale securities:	$82,232	$—	$78,561	$3,671
Mortgage servicing rights	$977	$—	$—	$977
Rabbi trust assets	$972	$972	$—	$—

The following table presents the change in financial assets valued using Level 3 inputs for the periods stated.

	MSRs	Corporate Bonds
Balance, January 1, 2019	$977	$3,671
Purchases	—	—
Transfers from Level 2 to Level 3	—	2,044
Transfers from Level 3 to Level 2	—	(3,089)
Fair value adjustments	(42)	24
Sales	—	—
Balance, December 31, 2019	$935	$2,650

	MSRs	Corporate Bonds
Balance, January 1, 2018	$999	$1,500
Purchases	—	1,421
Impairments	—	—
Fair value adjustments	(22)	750
Sales	—	—
Balance, December 31, 2018	$977	$3,671

The $2.0 million transfers from Level 2 to Level 3 fair value for corporate bonds was attributable to a lack of market transactions as of December 31, 2019. The $3.1 million transfer from Level 3 to Level 2 fair value for corporate bonds was attributable to observable market transactions as of December 31, 2019.

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral, if any, less estimated costs to sell, if the loan is collateral-dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

		Fair Value Measurements as of December 31, 2019 Using
	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Impaired loans, net	$4,084	$—	$—	$4,084
Other real estate owned, net	1,916	—	—	1,916

		Fair Value Measurements as of December 31, 2018 Using
	Balance as of December 31, 2018	Level 1	Level 2	Level 3
Impaired loans, net	$4,700	$—	$—	$4,700
Other real estate owned, net	3,597	—	—	3,597

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,084	Discounted appraised value	Selling Cost	7%
		Lack of Marketability		13%-100% (24%)
		Discounted cash flows	Discount Rate	6%-7% (6%)
Other real estate owned, net	1,916	Discounted appraised value	Selling Cost	6% - 10% (8%)
		Lack of Marketability		18% - 100% (47%)

	Balance as of December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,700	Discounted appraised value	Selling Cost	7%
		Lack of Marketability		13%-100% (25%)
		Discounted cash flows	Discount Rate	5%-7% (6%)
Other real estate owned, net	3,597	Discounted appraised value	Selling Cost	5% - 19% (8%)
		Lack of Marketability		9% - 100% (28%)

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

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair value of  financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The following tables summarize financial assets and liabilities at carrying values and estimated fair values on a nonrecurring basis as of the dates stated.

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2019 Using
	December 31, 2019	December 31, 2019	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,096	$6,096	$6,096	$—	$—
Interest-earning deposits	34,358	34,358	34,358	—	—
Federal funds sold	1,359	1,359	1,359	—	—
Certificates of deposit	2,754	2,754	—	2,754	—
Restricted securities	5,706	5,706	—	—	5,706
Loans receivable, net	916,628	910,678	—	—	910,678
Loans held for sale	1,231	1,231	—	1,231	—
Accrued interest receivable	3,035	3,035	—	3,035	—
Financial Liabilities:
Noninterest-bearing liabilities	$137,933	$137,933	$137,933	$—	$—
Savings and other interest-bearing deposits	382,607	382,607	382,607	—	—
Time deposits	389,900	392,562	—	—	392,562
Securities sold under repurchase agreements	6,525	6,525	6,525	—	—
FHLB advances	45,000	44,936	—	44,936	—
Subordinated notes, net	31,001	32,552	—	—	32,552

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2018 Using
	December 31, 2018	December 31, 2018	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$7,685	$7,685	$7,685	$—	$—
Interest-earning deposits	18,981	18,981	18,981	—	—
Federal funds sold	625	625	625	—	—
Certificates of deposit	3,746	3,746	—	3,746	—
Restricted securities	7,600	7,600	—	—	7,600
Loans receivable, net	894,191	877,114	—	—	877,114
Loans held for sale	368	368	—	368	—
Accrued interest receivable	3,172	3,172	—	3,172	—
Financial Liabilities:
Noninterest-bearing liabilities	$114,122	$114,122	$114,122	$—	$—
Savings and other interest-bearing deposits	359,400	359,400	359,400	—	—
Time deposits	368,670	369,347	—	—	369,347
Securities sold under repurchase agreements	6,089	6,089	6,089	—	—
FHLB advances	100,000	99,727	—	99,727	—
Subordinated notes, net	6,893	7,046	—	—	7,046

Note 23. Parent Company Financial Statements

The following tables present condensed financial statements of Bay Banks of Virginia, Inc. as of and for the periods stated.

CONDENSED BALANCE SHEETS	December 31, 2019	December 31, 2018
ASSETS
Cash and due from non-affiliated banks	$30,213	$15,631
Interest-earning deposits	309	155
Certificates of deposit	770	770
Investments in subsidiaries	127,956	109,747
Other assets	1,411	2,225
Total assets	$160,659	$128,528
LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated notes, net of unamortized issuance costs	$31,001	$6,893
Deferred compensation plan	1,082	972
Other borrowings	1,525	1,734
Other liabilities	866	1,453
Total liabilities	34,474	11,052
Total shareholders’ equity	126,185	117,476
Total liabilities and shareholders’ equity	$160,659	$128,528

	Year ended December 31,
CONDENSED STATEMENTS OF OPERATIONS	2019	2018
Interest income	$12	$—
Interest expense	911	512
Net interest expense	(899)	(512)
Net losses on disposition of other assets	—	(73)
Other income	192	529
Noninterest income	192	456
Noninterest expense	1,437	1,659
Loss before income taxes and equity in undistributed earnings of subsidiaries	(2,144)	(1,715)
Income tax benefit	(450)	(212)
Loss before equity in undistributed earnings of subsidiaries	(1,694)	(1,503)
Equity in undistributed earnings of subsidiaries	8,752	5,381
Net income	$7,058	$3,878

	Year ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS	2019	2018
Cash Flows from Operating Activities:
Net income	$7,058	$3,878
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of subordinated notes issuance costs	40	16
Share-based compensation expense	396	102
Equity in undistributed earnings of subsidiaries	(8,752)	(5,381)
Decrease (increase) in other assets	961	(98)
(Decrease) increase in other liabilities	(466)	1,362
Net cash used in operating activities	(763)	(121)
Cash Flows from Investing Activities:
Purchases of certificates of deposit	—	(770)
Investment in subsidiaries	(8,000)	(8,000)
Net cash used in investing activities	(8,000)	(8,770)
Cash Flows from Financing Activities:
Stock options exercised, net	11	149
Purchases of common stock	(580)	(556)
Issuance of subordinated notes, net of issuance costs	24,068	—
Net cash provided by (used in) financing activities	23,499	(407)
Net increase (decrease) increase in cash and due from banks (including interest-earning deposits)	14,736	(9,298)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	15,786	25,084
Cash and cash equivalents (including interest-earning deposits) at end of period	$30,522	$15,786

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2019 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management of the Company, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, completed an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

In addition, this Annual Report on Form 10-K includes an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than as set forth below, the information required by this item will be included in the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Chief Executive Officer and Chief Financial Officer Code of Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer. A copy of the code is filed as Exhibit 14.1 to this report and may be obtained without charge by written request to the Company’s Corporate Secretary.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, the information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Equity Compensation Plan Table

The following table summarizes information, as of December 31, 2019, relating to the Company’s stock-based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	Number of Shares To be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by shareholders	214,329	(1)	$7.49	113,280
Equity compensation plans not approved by shareholders	—		—	—
Total	214,329		$7.49	113,280

(1)

Consists entirely of shares of common stock underlying previously granted stock options that have not been exercised. All of these options were granted pursuant to the Company’s stock-based compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders and incorporated herein by reference or in an amendment to this Form 10-K filed within 120 days after the end of the fiscal year covered by this Form 10-K.

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

3.1	Articles of Incorporation, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to Exhibit 3.1 to the Form 10-K for the year ended December 31, 2002).

3.2	Articles of Amendment to Articles of Incorporation of Bay Banks of Virginia, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10-K filed April 9, 2018).

3.3	Bylaws, as amended, of Bay Banks of Virginia, Inc. (Incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 1, 2018).

4.1	Form of 6.50% Subordinated Note (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 2, 2015).

4.2	Form of 5.625% Fixed-to-Floating Rate Subordinated Note due 2029 (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 7, 2019).

4.3	Description of Securities (filed herewith).

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

10.13

Form of Subordinated Note Purchase Agreement, dated October 7, 2019, by and among Bay Banks of Virginia, Inc. and the purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 7, 2019).

10.14	Retirement Agreement, dated October 11, 2019, by and between Virginia Commonwealth Bank and Douglas F. Jenkins (filed herewith).

10.15	Employment Agreement, dated as of January 2, 2020, by and among Bay Banks of Virginia, Inc., Virginia Commonwealth Bank and Michael H. Troutman (filed herewith).

14.1	Code of Ethics (filed herewith).

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Dixon Hughes Goodman LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a) as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

ITEM 16: FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2020.

Bay Banks of Virginia, Inc.
(registrant)

By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on the 6th day of March, 2020.

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
Director

/s/ Richard A. Farmar
Richard A. Farmar
Director

/s/ John C. Hodges
John C. Hodges
Director

/s/ Julien G. Patterson
Julien G. Patterson
Director

/s/ Randolph N. Reynolds, Jr.
Randolph N. Reynolds, Jr.
Director

/s/ Vance H. Spilman
Vance H. Spilman
Director

/s/ James P. VanLandingham
James P. VanLandingham
Director

/s/ D. Kyle Woolfolk, Jr.
D. Kyle Woolfolk, Jr.
Director