Form 10-Q
period 2020-03-31
BAY BANKS OF VIRGINIA INC
filed 2020-05-11
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,332,874 shares of common stock on May 1, 2020.

FORM 10-Q

For the interim period ending March 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019 (1)
(Dollars in thousands, except share data)	(unaudited)
ASSETS
Cash and due from banks	$9,976	$6,096
Interest-earning deposits	44,711	34,358
Federal funds sold	1,319	1,359
Certificates of deposit	2,754	2,754
Available-for-sale securities, at fair value	94,618	99,454
Restricted securities	5,752	5,706
Loans receivable, net of allowance for loan losses of $10,172 and $7,562, respectively	960,023	916,628
Loans held for sale	747	1,231
Premises and equipment, net	19,462	20,141
Accrued interest receivable	3,139	3,035
Other real estate owned, net	1,679	1,916
Bank owned life insurance	19,870	19,752
Goodwill	10,374	10,374
Mortgage servicing rights	774	935
Core deposit intangible	1,369	1,518
Other assets	6,986	6,666
Total assets	$1,183,553	$1,131,923
LIABILITIES
Noninterest-bearing demand deposits	$136,437	$137,933
Savings and interest-bearing demand deposits	394,637	382,607
Time deposits	433,393	389,900
Total deposits	964,467	910,440
Securities sold under repurchase agreements	3,284	6,525
Federal Home Loan Bank advances	45,000	45,000
Subordinated notes, net of issuance costs	31,029	31,001
Other liabilities	12,371	12,772
Total liabilities	1,056,151	1,005,738
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,346,789 and 13,261,801 shares, respectively) (2)	66,734	66,309
Additional paid-in capital	36,536	36,658
Unearned employee stock ownership plan shares	(1,463)	(1,525)
Retained earnings	24,646	24,660
Accumulated other comprehensive income, net	949	83
Total shareholders’ equity	127,402	126,185
Total liabilities and shareholders’ equity	$1,183,553	$1,131,923

(1)	Derived from audited December 31, 2019 Consolidated Financial Statements.
(2)	Preferred stock is authorized; however, none was outstanding as of March 31, 2020 and December 31, 2019.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2020	March 31, 2019
INTEREST INCOME
Loans, including fees	$11,352	$11,461
Securities:
Taxable	652	595
Tax-exempt	94	118
Federal funds sold	2	7
Interest-bearing deposit accounts	104	135
Certificates of deposit	14	20
Total interest income	12,218	12,336
INTEREST EXPENSE
Deposits	2,848	2,809
Securities sold under repurchase agreements	2	3
Subordinated notes	512	137
Federal Home Loan Bank advances	234	704
Total interest expense	3,596	3,653
Net interest income	8,622	8,683
Provision for loan losses	2,777	314
Net interest income after provision for loan losses	5,845	8,369
NONINTEREST INCOME
Trust management	193	214
Service charges and fees on deposit accounts	236	238
Wealth management	247	206
Interchange fees, net	98	101
Other service charges and fees	33	29
Secondary market sales and servicing	202	71
Increase in cash surrender value of bank owned life insurance	118	120
Net gains on sales and calls of available-for-sale securities	26	—
Net losses on disposition of other assets	(7)	(1)
Net (losses) gains on rabbi trust assets	(263)	90
Referral fees	471	—
Other	37	22
Total noninterest income	1,391	1,090
NONINTEREST EXPENSE
Salaries and employee benefits	3,628	4,001
Occupancy	751	868
Data processing	537	588
Bank franchise tax	256	216
Telecommunications and other technology	358	207
FDIC assessments	148	216
Foreclosed property	7	43
Consulting	71	115
Advertising and marketing	67	67
Directors’ fees	192	164
Audit and accounting	140	204
Legal	191	83
Core deposit intangible amortization	149	180
Net other real estate owned gains	—	(6)
Other	813	684
Total noninterest expense	7,308	7,630
(Loss) income before income taxes	(72)	1,829
Income tax (benefit) expense	(58)	337
Net (loss) income	$(14)	$1,492
Basic and diluted earnings per share	$—	$0.11

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Net (loss) income	$(14)	$1,492
Other comprehensive income:
Unrealized holding gain on available-for-sale securities arising during the period	1,070	1,020
Deferred income tax expense on unrealized gain on available-for-sale securities	(225)	(214)
Reclassification of net gains on sales and calls of available-for-sale securities recognized in net income	26	—
Deferred income tax expense on realized gain on available-for-sale securities	(5)	—
Total other comprehensive income	866	806
Comprehensive income	$852	$2,298

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Income, net	Equity
Three months ended March 31, 2020
Balance at beginning of period	13,261,801	$66,309	$36,658	$(1,525)	$24,660	$83	$126,185
Net loss	—	—	—	—	(14)	—	(14)
Other comprehensive income, net	—	—	—	—	—	866	866
Stock options exercised, net	15,514	77	4	—	—	—	81
Director and executive stock grant	11,734	59	46	—	—	—	105
Restricted stock awards	61,020	305	(305)	—	—	—	—
Shares repurchased pursuant to ESOP	(3,280)	(16)	(9)	—	—	—	(25)
ESOP collateral release	—	—	—	62	—	—	62
Share-based compensation expense	—	—	142	—	—	—	142
Balance at end of period	13,346,789	$66,734	$36,536	$(1,463)	$24,646	$949	$127,402

				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Loss, net	Equity
Three months ended March 31, 2019
Balance at beginning of period	13,201,682	$66,008	$36,972	$(1,734)	$17,557	$(1,327)	$117,476
Net income	—	—	—	—	1,492	—	1,492
Other comprehensive income, net	—	—	—	—	—	806	806
Stock options exercised, net	5,173	26	(17)	—	—	—	9
Director stock grant	762	4	2	—	—	—	6
Restricted stock awards	105,920	530	(530)	—	—	—	—
ESOP collateral release	—	—	—	37	—	—	37
Share-based compensation expense	—	—	66	—	—	—	66
Cumulative effect adjustment of adoption of accounting principle	—	—	—	—	45	—	45
Balance at end of period	13,313,537	$66,568	$36,493	$(1,697)	$19,094	$(521)	$119,937

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities
Net (loss) income	$(14)	$1,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	446
Net premium amortization on available-for-sale securities	130	118
Amortization of subordinated notes issuance costs	28	4
Amortization of core deposit intangible	149	180
Accretion of fair value adjustment on acquired time deposits	(24)	(34)
Accretion of fair value adjustments (discounts) on acquired loans	(189)	(439)
Provision for loan losses	2,777	314
Share-based compensation expense	142	66
Increase in other real estate owned valuation allowance	10	16
Gain on sale of other real estate owned	(10)	(22)
Net loss on the disposition of fixed and other assets	7	1
Decrease in value of mortgage servicing rights	161	54
Increase in cash surrender value of bank owned life insurance	(118)	(120)
Net gains on sales and calls of available-for-sale securities	(26)	—
Originations of loans held for sale (HFS)	(23,327)	(2,344)
Proceeds from HFS loan sales	24,068	2,773
Gain on HFS sold loans	(257)	(61)
Decrease (increase) in other assets and accrued interest receivable	103	(4,099)
(Decrease) increase in other liabilities	(444)	5,116
Net cash provided by operating activities	3,541	3,461
Cash Flows From Investing Activities
Proceeds from maturities, calls, and principal paydowns of available-for-sale securities	7,846	1,098
Purchases of available-for-sale securities	(2,018)	—
Purchases of restricted securities, net	(46)	(204)
Decrease in federal funds sold	40	443
Net increase in loans	(46,113)	(16,583)
Proceeds from sale of other real estate owned	367	22
Net (purchases) disposals of premises and equipment	(230)	27
Net cash used in investing activities	(40,154)	(15,197)
Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing demand deposits	10,534	10,380
Net increase in time deposits	43,517	4,115
Stock options exercised, net	81	9
Net (decrease) increase in securities sold under repurchase agreements and other borrowings	(3,261)	1,061
Shares repurchased pursuant to ESOP	(25)	—
Net cash provided by financing activities	50,846	15,565
Net increase in cash and due from banks	14,233	3,829
Cash and cash equivalents (including interest-earning deposits) at beginning of period	40,454	26,666
Cash and cash equivalents (including interest-earning deposits) at end of period	$54,687	$30,495
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$3,523	$3,587
Income taxes	—	—
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	1,096	1,020
Loans transferred to other real estate owned	130	137
Changes in deferred taxes resulting from other comprehensive income transactions	(230)	(214)
Cumulative effect adjustment of adoption of accounting principle	—	(45)
Employee stock ownership plan transactions	(62)	(37)
Director and executive stock grant	105	6

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

On April 1, 2017, the Company completed a merger with Virginia BanCorp, Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank. Immediately following the Company’s merger with Virginia BanCorp, Virginia BanCorp’s subsidiary bank was merged with and into the Company’s banking subsidiary, Bank of Lancaster (collectively, the “Merger”). Bank of Lancaster then changed its name to Virginia Commonwealth Bank.

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

Note 2: Amendments to the Accounting Standards Codification

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740), which is guidance for the simplification of accounting for income taxes. This ASU removes certain exceptions to the general principals of Topic 740 and simplifies existing guidance to improve consistent application of GAAP. The exceptions removed by this ASU are the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU simplifies the accounting by requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; and making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is guidance for the modifications to fair value measurement disclosure requirements. This ASU removes, modifies, and adds disclosure requirements for Topic 820, Fair Value Measurement (“ASC 820”). The disclosure requirement for the valuation process of Level 3 fair value measurements was removed from ASC 820. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The disclosure requirements added to ASC 820 were the changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU was effective for interim and annual reporting periods beginning after December 15, 2019. The additional disclosure requirements are to be applied prospectively and the other modifications will be applied retrospectively. The adoption of this ASU in the first quarter of 2020 did not have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which is new guidance for the accounting for credit losses on instruments within its scope. This ASU introduces a new model for current expected credit losses (“CECL”), which applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures, including loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this standard will replace the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. This ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. On October 16, 2019, the FASB voted to extend the effective date of ASU 2016-13 for smaller reporting companies (including the Company) and non-SEC registrants; therefore, this ASU is effective for interim and annual reporting periods beginning after December 15, 2022. The Company has a CECL cross-functional working group that implemented a third-party CECL software in 2019 and will continue to assess and implement the requirements of ASU 2016-13 by the adoption date.

Note 3: Securities

The aggregate amortized costs and fair values of available-for-sale securities as of the dates stated were as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$60,305	$1,250	$(14)	$61,541
State and municipal obligations	15,492	369	—	15,861
Corporate bonds	17,175	94	(53)	17,216
Total available-for-sale securities	$92,972	$1,713	$(67)	$94,618

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$67,491	$284	$(178)	$67,597
State and municipal obligations	16,238	341	(3)	16,576
Corporate bonds	15,165	116	—	15,281
Total available-for-sale securities	$98,894	$741	$(181)	$99,454

Securities with fair values of $11.2 million and $11.1 million were pledged as collateral for securities sold under repurchase agreements as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, all of the securities pledged for repurchase agreements were state and municipal obligations. All of the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $3.3 million and $6.5 million as of March 31, 2020 and December 31, 2019, respectively, and are included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

The following tables present securities in an unrealized loss position as of March 31, 2020 and December 31, 2019, by period of the unrealized loss and number of securities. The unrealized loss positions were primarily related to interest rate movements and not the credit quality of the issuers. All agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered.

		Less than 12 months		12 months or more		Total
March 31, 2020	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	6	$1,954	$(9)	$449	$(5)	$2,403	$(14)
Corporate bonds	6	6,976	(53)	—	—	6,976	(53)
Total temporarily impaired securities	12	$8,930	$(62)	$449	$(5)	$9,379	$(67)

		Less than 12 months		12 months or more		Total
December 31, 2019	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	38	$12,356	$(53)	$16,930	$(125)	$29,286	$(178)
State and municipal obligations	1	610	(3)	—	—	610	(3)
Total temporarily impaired securities	$39	$12,966	$(56)	$16,930	$(125)	$29,896	$(181)

The following table presents the amortized cost and fair value by contractual maturity of available-for-sale securities as of the dates stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,913	$10,962	$10,528	$10,563
Due after one year but less than five years	48,594	49,745	49,586	49,921
Due after five years but less than ten years	28,973	29,325	33,332	33,535
Due after ten years	4,492	4,586	5,448	5,435
Total available-for-sale securities	$92,972	$94,618	$98,894	$99,454

Restricted Securities

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $2.9 million as of March 31, 2020 and December 31, 2019. The Company also has an investment in the Federal Reserve Bank of Richmond (“FRB”) stock, which totaled $2.6 million as of March 31, 2020 and December 31, 2019 and a stock investment in the Bank’s primary correspondent bank totaling $220 thousand as of March 31, 2020 and December 31, 2019. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, pursuant to charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost and are periodically evaluated for impairment.

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

The following table presents a summary of loans as of the dates stated.

	March 31, 2020	December 31, 2019
Mortgage loans on real estate:
Residential first mortgages	$298,539	$293,913
Commercial mortgages (non-owner occupied)	229,488	196,143
Construction, land and land development	127,417	126,010
Commercial mortgages (owner occupied)	75,455	82,829
Residential revolving and junior mortgages	31,505	31,893
Commercial and industrial	198,278	181,730
Consumer	9,846	11,985
Total loans	970,528	924,503
Net unamortized deferred loan fees	(333)	(313)
Allowance for loan losses	(10,172)	(7,562)
Loans receivable, net	$960,023	$916,628

As of March 31, 2020 and December 31, 2019, the Company had $371.6 million and $369.5 million, respectively, of loans pledged to the FHLB as collateral for borrowings. After adjustments by the FHLB, the total lendable collateral was $288.2 million and $288.8 million as of March 31, 2020 and December 31, 2019, respectively.

The following tables present the recorded investment for past due, based upon contractual terms, and nonaccrual loans as of the dates stated. A loan past due 90 days or more is generally placed on nonaccrual unless it is both well-secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include purchased credit-impaired (“PCI”) loans.

March 31, 2020	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Residential first mortgages	$3,079	$103	$3,139	$6,321	$292,218	$298,539
Commercial mortgages (non-owner occupied)	201	—	433	634	228,854	229,488
Construction, land and land development	327	—	302	629	126,788	127,417
Commercial mortgages (owner occupied)	50	—	443	493	74,962	75,455
Residential revolving and junior mortgages	50	—	721	771	30,734	31,505
Commercial and industrial	548	—	217	765	197,513	198,278
Consumer	56	—	186	242	9,604	9,846
Total loans	$4,311	$103	$5,441	$9,855	$960,673	$970,528

December 31, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Residential first mortgages	$3,904	$16	$1,403	$5,323	$288,590	$293,913
Commercial mortgages (non-owner occupied)	126	—	433	559	195,584	196,143
Construction, land and land development	77	—	417	494	125,516	126,010
Commercial mortgages (owner occupied)	173	—	587	760	82,069	82,829
Residential revolving and junior mortgages	52	—	724	776	31,117	31,893
Commercial and industrial	570	—	670	1,240	180,490	181,730
Consumer	139	—	242	381	11,604	11,985
Total loans	$5,041	$16	$4,476	$9,533	$914,970	$924,503

The following tables include an aging analysis, based upon contractual terms, of the recorded investment of PCI loans included in the tables above as of the dates stated.

March 31, 2020	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Residential first mortgages	$274	$103	$—	$377	$2,486	$2,863
Commercial mortgages (non-owner occupied)	127	—	—	127	—	127
Construction, land and land development	—	—	—	—	1,346	1,346
Commercial mortgages (owner occupied)	50	—	—	50	197	247
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	40	40
Total purchased credit-impaired loans	$451	$103	$—	$554	$4,069	$4,623

December 31, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Residential first mortgages	$239	$16	$—	$255	$2,836	$3,091
Commercial mortgages (non-owner occupied)	126	—	—	126	—	126
Construction, land and land development	—	—	—	—	1,357	1,357
Commercial mortgages (owner occupied)	25	—	—	25	229	254
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	42	42
Total purchased credit-impaired loans	$390	$16	$—	$406	$4,464	$4,870

The following table presents the changes in accretable yield for PCI loans for the periods stated.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Balance at beginning of period	$973	$1,083
Accretion of acquisition accounting adjustment	(72)	(86)
Reclassifications from nonaccretable balance, net	3	45
Other changes, net	(150)	65
Balance at end of period	$754	$1,107

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

Loss – Uncollectible and of such little value that continuance as an asset is not warranted.

The following tables present the Company’s risk rating of loans by loan type as of the dates stated.

March 31, 2020	Residential First Mortgages	Commercial Mortgages (Non-Owner Occupied)	Construction, Land and Land Development	Commercial Mortgages (Owner Occupied)	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$292,427	$187,794	$109,739	$62,192	$30,198	$177,247	$9,647	$869,244
Special mention	1,886	41,134	15,711	12,669	586	19,111	—	91,097
Substandard	4,226	560	1,967	594	721	1,920	199	10,187
Doubtful	—	—	—	—	—	—	—	—
Total loans	$298,539	$229,488	$127,417	$75,455	$31,505	$198,278	$9,846	$970,528

December 31, 2019	Residential First Mortgages	Commercial Mortgages (Non-Owner Occupied)	Construction, Land and Land Development	Commercial Mortgages (Owner Occupied)	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$290,322	$195,584	$123,916	$81,936	$31,084	$177,608	$11,729	$912,179
Special mention	1,091	—	—	149	86	2,289	—	3,615
Substandard	2,500	559	2,094	744	723	1,833	256	8,709
Doubtful	—	—	—	—	—	—	—	—
Total loans	$293,913	$196,143	$126,010	$82,829	$31,893	$181,730	$11,985	$924,503

In March of 2020, the Company downgraded approximately $88.5 million of loans to borrowers in industries highly affected by the COVID-19 pandemic, such as hotels, restaurants, churches, and assisted-living facilities. The majority of the risk rating downgrades due to COVID-19 were from pass grades to special mention, and the majority were in commercial and construction loan types.

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

The ALL consists of specific, general, and unallocated components. The specific component is determined by identifying impaired loans (as described below) then evaluating each one individually to calculate the amount of impairment. Impaired loans measured individually for impairment generally include (1) any loan risk rated substandard or worse with balances of $400 thousand or more, and (2) all loans designated as a troubled debt restructuring (“TDR”). For the general component of the ALL, the Company collectively evaluates loans not evaluated individually for a specific reserve, plus impaired loans risk rated substandard or worse with balances less than $400 thousand. All loans evaluated collectively are grouped into types, and historical loss experience is calculated and applied to each loan type and the resultant reserve is adjusted for qualitative factors. Qualitative factors include changes in local and national economic indicators, such as unemployment rates, interest rates, gross domestic product growth, and real estate market trends; the level of past due and nonaccrual loans; risk ratings on individual loans; strength of credit policies and procedures; loan officer experience; borrower credit scores; and other intrinsic risks related to the types and geographic locations of loans. These qualitative adjustments reflect management’s judgment of risks inherent in the types. An unallocated component is maintained, if needed, to cover uncertainties that could affect management’s estimate of probable losses.

Loans Evaluated for Impairment

The following table presents the ALL by loans evaluated for impairment individually and collectively by loan type as of the dates stated.

March 31, 2020	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,113	$336	$110	$1,559
Loans collectively evaluated for impairment	6,142	2,064	407	8,613
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$7,255	$2,400	$517	$10,172
Loan balances applicable to:
Loans individually evaluated for impairment	$7,011	$489	$110	$7,610
Loans collectively evaluated for impairment	750,810	197,789	9,696	958,295
Purchased credit-impaired loans	4,583	—	40	4,623
Total loans	$762,404	$198,278	$9,846	$970,528
December 31, 2019
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$878	$49	$112	$1,039
Loans collectively evaluated for impairment	4,494	1,522	507	6,523
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$5,372	$1,571	$619	$7,562
Loan balances applicable to:
Loans individually evaluated for impairment	$5,502	$455	$112	$6,069
Loans collectively evaluated for impairment	720,458	181,275	11,831	913,564
Purchased credit-impaired loans	4,828	—	42	4,870
Total loans	$730,788	$181,730	$11,985	$924,503

The following tables present an analysis of the change in the ALL by loan type for the periods presented.

For the Three Months Ended March 31, 2020	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$5,372	$1,571	$619	$7,562
Charge-offs	(63)	—	(183)	(246)
Recoveries	5	—	74	79
Provision	1,941	829	7	2,777
Ending of period	$7,255	$2,400	$517	$10,172

For the Three Months Ended March 31, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$4,967	$1,374	$1,561	$7,902
Charge-offs	(54)	—	(407)	(461)
Recoveries	24	1	78	103
Provision (recovery of)	322	31	(39)	314
Ending of period	$5,259	$1,406	$1,193	$7,858

Approximately $1.5 million of the $2.8 million of provision for loan losses reported in the first quarter of 2020 was attributable to estimated reserve needs due to the negative economic impact of the COVID-19 pandemic occurring in the quarter. Of this $1.5 million, approximately $200 thousand was due to risk rating downgrades of loans in highly-affected industry segments. The remaining $1.3 million relates to a qualitative loss factor applied to the majority of the Company’s loan portfolio for management’s estimate of losses for negative economic implications, such as the rising unemployment in the Bank’s markets. The remaining $1.3 million of the total provision for loan losses was unrelated to COVID-19 and primarily due to gross loan growth of $46.0 million and higher specific reserves recorded in the first quarter of 2020.

Impaired Loans

The following table presents the Company’s recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, by loan type as of the dates stated.

	As of March 31, 2020			As of December 31, 2019
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential first mortgages	$509	$509	$—	$510	$510	$—
Commercial mortgages (non-owner occupied)	—	—	—	—	—	—
Construction, land and land development	16	16	—	17	17	—
Commercial mortgages (owner occupied)	341	341	—	419	419	—
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance	866	866	—	946	946	—
With an allowance recorded:
Residential first mortgages	4,062	4,062	794	2,857	2,857	676
Commercial mortgages (non-owner occupied)	433	433	65	433	433	58
Construction, land and land development	167	167	42	171	171	44
Commercial mortgages (owner occupied)	1,116	1,116	53	1,048	1,048	53
Residential revolving and junior mortgages	367	367	159	47	47	47
Commercial and industrial	489	489	336	455	455	49
Consumer	110	110	110	112	112	112
Total impaired loans with allowance recorded	6,744	6,744	1,559	5,123	5,123	1,039
Total impaired loans:
Residential first mortgages	4,571	4,571	794	3,367	3,367	676
Commercial mortgages (non-owner occupied)	433	433	65	433	433	58
Construction, land and land development	183	183	42	188	188	44
Commercial mortgages (owner occupied)	1,457	1,457	53	1,467	1,467	53
Residential revolving and junior mortgages	367	367	159	47	47	47
Commercial and industrial	489	489	336	455	455	49
Consumer	110	110	110	112	112	112
Total impaired loans	$7,610	$7,610	$1,559	$6,069	$6,069	$1,039

The following table presents the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, by loan type for the periods presented.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2020		March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Residential first mortgages	$510	$8	$1,431	$19
Commercial mortgages (non-owner occupied)	—	—	—	—
Construction, land and land development	16	—	334	2
Commercial mortgages (owner occupied)	342	6	384	6
Residential revolving and junior mortgages	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance	868	14	2,149	27
With an allowance recorded:
Residential first mortgages	3,298	21	3,034	33
Commercial mortgages (non-owner occupied)	433	5	439	23
Construction, land and land development	169	3	274	4
Commercial mortgages (owner occupied)	1,120	15	1,066	14
Residential revolving and junior mortgages	368	1	502	3
Commercial and industrial	700	7	—	—
Consumer	111	—	121	2
Total impaired loans with allowance recorded	6,199	52	5,436	79
Total impaired loans:
Residential first mortgages	3,808	29	4,465	52
Commercial mortgages (non-owner occupied)	433	5	439	23
Construction, land and land development	185	3	608	6
Commercial mortgages (owner occupied)	1,462	21	1,450	20
Residential revolving and junior mortgages	368	1	502	3
Commercial and industrial	700	7	—	—
Consumer	111	—	121	2
Total impaired loans	$7,067	$66	$7,585	$106

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	March 31, 2020	December 31, 2019
Nonaccrual loans	$5,441	$4,476
Nonaccrual loans collectively evaluated for impairment	(1,569)	(1,895)
Nonaccrual impaired loans	3,872	2,581
TDRs on accrual	3,249	3,270
Other impaired loans on accrual	489	218
Total impaired loans	$7,610	$6,069

Troubled Debt Restructurings

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

No new loans were designated TDRs in the three months ended March 31, 2020 or 2019. No loans designated as TDRs subsequently defaulted in the twelve months following the restructuring.

The following table presents a roll-forward of accruing and nonaccrual TDRs for the period presented.

	Accruing	Nonaccrual	Total
Balance as of December 31, 2019	$3,270	$1,352	$4,622
Charge-offs	—	—	—
Payments and other adjustments	(21)	(16)	(37)
New TDR designation	—	—	—
Release TDR designation	—	—	—
Transfer	—	—	—
Balance as of March 31, 2020	$3,249	$1,336	$4,585

COVID-19 Loan Modifications

The Company modified approximately 180 loans totaling $86.5 million of principal balances in March 2020 in response to the COVID-19 pandemic’s impact on certain of its borrowers (“COVID-19 Loan Modifications”). The COVID-19 Loan Modifications allow for the short-term deferral of principal payments or of principal and interest payments and were made on a good faith basis to borrowers who were current in their payments prior to the modifications. As a result of regulatory guidance regarding such modifications, the COVID-19 Loan Modifications are not considered TDRs as of March 31, 2020 and are not included in the disclosures in “Troubled Debt Restructurings” above.

Note 6: Other Real Estate Owned, net

The following table presents the number and carrying values of properties included in other real estate owned (“OREO”) as of the dates stated.

	March 31, 2020		December 31, 2019
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	3	$164	4	$302
Land	11	1,255	13	1,354
Commercial properties	1	260	1	260
Total other real estate owned, net	15	$1,679	18	$1,916

No residential mortgage loans were in the process of foreclosure as of March 31, 2020.

Note 7: Leases

For the three months ended March 31, 2020 and 2019, operating lease expense totaled $226 thousand and $227 thousand, respectively.

The following table presents the right-of-use (“ROU”) assets and lease liabilities as of the date stated. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

March 31, 2020
Operating lease right-of-use assets	$4,094

Current operating lease liabilities	841
Noncurrent lease liabilities	3,545
Total operating lease liabilities	$4,386

The following table presents the weighted average remaining lease term and discount rate associated with the Company’s operating leases as of the date stated.

March 31, 2020
Weighted average remaining lease term - operating leases	9 years
Weighted average discount rate - operating leases	3.11%

The following table presents a maturity analysis of the Company’s operating lease liabilities for the five years ending subsequent to March 31, 2020 and in total thereafter.

2020	$714
2021	995
2022	619
2023	370
2024	380
Thereafter	1,908
Total	4,986
Less interest	(600)
Lease liability	$4,386

The following table presents supplemental cash flow information related to the Company’s operating leases for the period stated.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$247	$246
Right-of-use assets obtained in exchange for new operating lease liabilities	—	826

Note 8: Earnings per Share

The following table shows the calculation of basic and diluted earnings per share and the weighted average number of shares outstanding used in computing earnings per share and the effect on the weighted average number of shares outstanding of dilutive potential common stock. Basic earnings per share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and restricted shares. For both computations, the weighted average number of the Company’s employee stock ownership plan (“ESOP”) shares not committed to be released to participant accounts are not assumed to be outstanding. The weighted average ESOP shares excluded from the computation were 180,190 and 210,005 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, 176,488 of options and 30,020 restricted shares were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. For the three months ended March 31, 2019, 88,784 options were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

	For the Three Months Ended March 31,
	2020	2019
Net (loss) income	$(14)	$1,492
Weighted average shares outstanding, basic	13,056,576	13,001,182
Dilutive shares:
Stock options	—	33,944
Restricted shares	—	2,023
Weighted average shares outstanding, dilutive	13,056,576	13,037,149
Basic and diluted earnings per share	$—	$0.11

Note 9. Share Repurchase Program

In October 2019, the Company’s board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock (approximately 3% of the Company’s currently outstanding common stock) (the “Repurchase Program”). The Repurchase Program is effective through December 31, 2020, and the Company may repurchase shares through open market transactions or privately negotiated transactions, including pursuant to a trading plan in accordance with rules issued under the Securities Exchange Act of 1934. The actual timing, quantities, prices, and manner of any share repurchases under the Repurchase Program is determined by the Company in its discretion and depends on a number of factors, including the market price of the Company’s common stock, share repurchases required under the Company’s employee benefit plans, general market and economic conditions, and applicable legal and regulatory requirements. The Repurchase Program may be modified, amended, or terminated by the Company’s board of directors at any time. There is no guarantee as to the number of shares that the Company will repurchase under the Repurchase Program. The Company did not purchase any of its common shares in the first quarter of 2020.

Note 10: Borrowings

FHLB Borrowings

As of March 31, 2020 and December 31, 2019, the Bank had $45.0 million of outstanding FHLB borrowings, consisting of four advances. Advances on the FHLB line are secured by a blanket lien on qualified one-to-four family real estate, commercial real estate, and multifamily residential loans. Immediately available credit, as of March 31, 2020, was $205.9 million against a total line of credit of $281.9 million. As of March 31, 2020, the Bank had $31.0 million of letters of credit issued by the FHLB for the benefit of the Virginia Department of the Treasury as collateral for public deposits held by the Bank to comply with the Security of Public Deposits Act. The $31.0 million is not an outstanding borrowing as of March 31, 2020, but does reduce the available credit under the FHLB credit line.

The following table presents information regarding the four advances outstanding as of March 31, 2020.

			Stated	Maturity
	Balance	Originated	Interest Rate	Date
Adjustable rate hybrid	$10,000	4/12/2013	4.23%	4/13/2020
Fixed rate credit	15,000	3/20/2020	0.29%	4/20/2020
Fixed rate hybrid	10,000	8/7/2019	1.79%	8/7/2020
Convertible	10,000	2/28/2020	0.56%	2/28/2030
Total FHLB borrowings	$45,000

Subordinated Notes

On May 28, 2015, the Company issued an aggregate of $7.0 million of subordinated notes (the “2025 Notes”) with a maturity date of May 28, 2025 and that bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The Company has the right to redeem the 2025 Notes, in whole or in part, without premium or penalty, at any interest payment date on or after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. The 2025 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2025 Notes qualify as Tier 2 capital for regulatory reporting. The aggregate carrying value of the 2025 Notes, including capitalized, unamortized debt issuance costs, was $6.9 million at both March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020 and 2019, the effective interest rate on the 2025 Notes was 6.83% and 6.84%, respectively.

On October 7, 2019, the Company issued $25.0 million in fixed-to-floating rate subordinated notes due 2029 (the “2029 Notes”). The 2029 Notes qualify as Tier 2 capital for regulatory reporting. The 2029 Notes bear interest at 5.625% per annum, beginning October 7, 2019 through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Funding Rate (“SOFR”) (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the 2025 Notes. Beginning on October 15, 2024 through maturity, the 2029 Notes may be redeemed, at the Company's option, on any scheduled interest payment date. The 2029 Notes will mature on October 15, 2029. The aggregate carrying value of the 2029 Notes, including capitalized, unamortized debt issuance costs was $24.1 million at March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020, the effective interest rate on the 2029 Notes was 6.08%.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock, issued and outstanding, in the Company’s ESOP was $1.5 million as of March 31, 2020 and December 31, 2019, and is included in other liabilities on the consolidated balance sheets. As of March 31, 2020, the debt is comprised of three fixed rate amortizing notes, which carry an interest rate of 3.25% with maturity dates ranging from March 1, 2025 to November 1, 2026, and two variable rate amortizing notes (5.50% as of March 31, 2020) with maturity dates ranging from June 14, 2024 to December 31, 2027. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

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

Mortgage servicing right (“MSR”) assets: The Company currently owns MSR assets from two residential loan portfolios, one serviced for Fannie Mae and one serviced for Freddie Mac. The MSR assets are recorded at fair value on a recurring basis, with changes in fair value recorded in the consolidated statements of operations.

A third-party model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 12 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.50 per loan as of both March 31, 2020 and December 31, 2019. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 292% and 187% as of March 31, 2020 and December 31, 2019, respectively. A discount rate of 12.5% was then applied to each pool as of March 31, 2020 and as of December 31, 2019. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of March 31, 2020 Using
	Balance as of March 31, 2020	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$61,541	$—	$61,541	$—
State and municipal obligations	15,861	—	15,861	—
Corporate bonds	17,216	2,017	12,549	2,650
Total available-for-sale securities	$94,618	$2,017	$89,951	$2,650
MSR assets	$774	$—	$—	$774
Rabbi trust assets	$849	$849	$—	$—

		Fair Value Measurements as of December 31, 2019 Using
	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$67,597	$7,024	$60,573	$—
State and municipal obligations	16,576	—	16,576	—
Corporate bonds	15,281	2,000	10,631	2,650
Total available-for-sale securities	$99,454	$9,024	$87,780	$2,650
MSR assets	$935	$—	$—	$935
Rabbi trust assets	$1,082	$1,082	$—	$—

The following table presents the change in financial assets valued using Level 3 inputs for the periods stated.

	MSR Assets	Corporate Bonds
Balance as of January 1, 2020	$935	$2,650
Purchases	—	—
Impairments	—	—
Fair value adjustments	(161)	—
Sales	—	—
Balance as of March 31, 2020	$774	$2,650

As of March 31, 2020, five corporate bonds totaling $2.7 million were reported at their respective purchase prices and as Level 3 assets in the fair value hierarchy as there were no observable market prices for similar investments.

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

		Fair Value Measurements as of March 31, 2020 Using
	Balance as of March 31, 2020	Level 1	Level 2	Level 3
Impaired loans, net	$5,185	$—	$—	$5,185
Other real estate owned, net	1,679	—	—	1,679

		Fair Value Measurements as of December 31, 2019 Using
	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Impaired loans, net	$4,084	$—	$—	$4,084
Other real estate owned, net	1,916	—	—	1,916

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of March 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$5,185	Discounted appraised value	Selling Cost Lack of Marketability	7% 13%-93% (29%)
		Discounted cash flows	Discount rate	5%-7% (6%)
Other real estate owned, net	1,679	Discounted appraised value	Selling Cost Lack of Marketability	6%-41% (11%) 25%-65% (31%)

	Balance as of December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,084	Discounted appraised value	Selling Cost	7%
			Lack of Marketability	13%-100% (24%)
		Discounted cash flows	Discount rate	6%-7% (6%)
Other real estate owned, net	1,916	Discounted appraised value	Selling Cost	6%-10% (8%)
			Lack of Marketability	18%-100% (47%)

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

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of March 31, 2020 Using
	March 31, 2020	March 31, 2020	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,976	$9,976	$9,976	$—	$—
Interest-earning deposits	44,711	44,711	44,711	—	—
Federal funds sold	1,319	1,319	1,319	—	—
Certificates of deposit	2,754	2,754	—	2,754	—
Restricted securities	5,752	5,752	—	—	5,752
Loans receivable, net	960,023	936,774	—	—	936,774
Loans held for sale	747	747	—	747	—
Accrued interest receivable	3,139	3,139	—	3,139	—
Financial Liabilities:
Noninterest-bearing demand deposits	$136,437	$136,437	$136,437	$—	$—
Savings and interest-bearing demand deposits	394,637	394,637	394,637	—	—
Time deposits	433,393	436,486	—	—	436,486
Securities sold under repurchase agreements	3,284	3,284	3,284	—	—
FHLB advances	45,000	44,762	—	44,762	—
Subordinated notes, net	31,029	31,756	—	—	31,756

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2019 Using
	December 31, 2019	December 31, 2019	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,096	$6,096	$6,096	$—	$—
Interest-earning deposits	34,358	34,358	34,358	—	—
Federal funds sold	1,359	1,359	1,359	—	—
Certificates of deposit	2,754	2,754	—	2,754	—
Restricted securities	5,706	5,706	—	—	5,706
Loans receivable, net	916,628	910,678	—	—	910,678
Loans held for sale	1,231	1,231	—	1,231	—
Accrued interest receivable	3,035	3,035	—	3,035	—
Financial Liabilities:
Noninterest-bearing demand deposits	$137,933	$137,933	$137,933	$—	$—
Savings and interest-bearing demand deposits	382,607	382,607	382,607	—	—
Time deposits	389,900	392,562	—	—	392,562
Securities sold under repurchase agreements	6,525	6,525	6,525	—	—
FHLB advances	45,000	44,936	—	44,936	—
Subordinated notes, net	31,001	32,552	—	—	32,552

Note 12: Changes in Accumulated Other Comprehensive Income (Loss), net

The components of accumulated other comprehensive income (loss), net of deferred income taxes, are presented in the following tables for the periods presented.

	For the Three Months Ended March 31, 2020
	Net Unrealized Gains on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income, net
Balance as of January 1, 2020	$437	$(354)	$83
Change in net unrealized holding gain on available-for-sale securities, net of deferred tax expense of $225	845	—	845
Reclassification for previously unrealized net gains recognized in net income, net of tax expense of $5	21	—	21
Balance as of March 31, 2020	$1,303	$(354)	$949

	For the Three Months Ended March 31, 2019
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Loss, net
Balance as of January 1, 2019	$(1,252)	$(75)	$(1,327)
Change in net unrealized holding gain on available-for-sale securities, net of deferred tax expense of $214	806	—	806
Balance as of March 31, 2019	$(446)	$(75)	$(521)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in understanding the results of operations and the financial condition of Bay Banks of Virginia, Inc. (the “Company”), the holding company for Virginia Commonwealth Bank (the “Bank”) and VCB Financial Group, Inc. (the “Financial Group”). This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the Company’s plans, obligations, expectations and intentions, and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the effect of the COVID-19 pandemic, including its potential adverse effect on economic conditions, and the Company’s employees, customers, loan losses, and financial performance; changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); the quality or composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies, and guidelines; changes in banking, tax, and other laws and regulations and interpretations or guidance thereunder; and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the 2019 Form 10-K. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

GENERAL

All dollar amounts included in the tables of this discussion are in thousands, except per share data, unless otherwise stated. There were no changes to the Critical Accounting Policies disclosed in Item 7 of the 2019 Form 10-K.

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net (loss) income for the three months ended March 31, 2020 and 2019 was ($14) thousand and $1.5 million, respectively. Diluted earnings per share was $0.00 for the three months ended March 31, 2020 compared to $0.11 for the three months ended March 31, 2019. The net loss for the first quarter of 2020 includes loan loss provision expense of $2.8 million (pre-tax), a significant portion of which related to management’s estimate of incurred losses as a result of the COVID-19 pandemic.

•	(Loss) income before income taxes was ($72) thousand and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.
•	Return on average assets (annualized) decreased to 0.00% for the three months ended March 31, 2020 from 0.55% for the comparable 2019 period.
•	Return on average equity (annualized) decreased to (0.04)% for the three months ended March 31, 2020 from 5.05% for the comparable 2019 period.
•	Total assets increased $51.6 million to $1.18 billion as of March 31, 2020 from $1.13 billion as of December 31, 2019.
•	Loans, net of allowance for loan losses were $960.0 million as of March 31, 2020 compared to $916.6 million as of December 31, 2019, an increase of $43.4 million and an annualized growth rate of 19%.
•	Allowance for loan losses increased $2.6 million to $10.2 million, or 1.05% of gross loans, as of March 31, 2020 from $7.6 million, or 0.82% of gross loans, as of December 31, 2019.

•

Total deposits increased by $54.0 million, or 5.9%, to $964.5 million as of March 31, 2020 from $910.4 million as of December 31, 2019. Of the $54.0 million increase in deposits in the first quarter of 2020, $43.5 million was attributable to time deposits.

•	The ratio of nonperforming assets to total assets increased to 0.60% as of March 31, 2020 from 0.56% as of December 31, 2019.
•

Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks as of March 31, 2020, with a total capital ratio and tier 1 leverage ratio of 13.29% and 10.69%, respectively.

•

Beginning in April 2020, the Company actively participated in the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, processing 512 loans totaling $50.8 million in the month of April. Through the PPP, the federal government partnered with banks to provide over $650 billion to small businesses to support payrolls and other operating expenses.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents average interest-earning assets and interest-bearing liabilities, taxable-equivalent yields on such assets, and rates (costs) paid on such liabilities, net interest margin (“NIM”), and net interest spread, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and for the For the Three Months Ended March 31,
	2020			2019			2020 Compared to 2019
	Average	Income/	Yield/	Average	Income/	Yield/	Income/ Expense	Variance Attributable to (8)
	Balance	Expense	Cost	Balance	Expense	Cost	Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$87,997	$652	2.98%	$70,263	$595	3.43%	$57	$(94)	$151
Tax-exempt securities (1)	15,280	119	3.13%	19,257	149	3.15%	(30)	1	(31)
Total securities	103,277	771	3.00%	89,520	744	3.37%	27	(93)	120
Gross loans (2) (3)	938,625	11,352	4.86%	907,606	11,461	5.12%	(109)	(504)	395
Interest-earning deposits and federal funds sold	34,695	106	1.23%	23,186	142	2.48%	(36)	(107)	71
Certificates of deposits	2,754	14	2.04%	3,746	20	2.17%	(6)	(1)	(5)
Total interest-earning assets	1,079,351	12,243	4.56%	1,024,058	12,367	4.90%	$(124)	$(705)	$581
Noninterest-earning assets	64,528			64,122
Total average assets	$1,143,879			$1,088,180
INTEREST-BEARING LIABILITIES:
Savings deposits	$57,160	$35	0.25%	$57,502	$42	0.30%	$(7)	$(7)	$—
Demand deposits	72,455	24	0.13%	75,266	35	0.19%	(11)	(10)	(1)
Time deposits (4)	406,839	2,065	2.04%	369,629	1,826	2.00%	239	54	185
Money market deposits	257,128	724	1.13%	236,399	906	1.55%	(182)	(262)	80
Total deposits	793,582	2,848	1.44%	738,796	2,809	1.54%	39	(225)	264
Securities sold under repurchase agreements	4,240	2	0.19%	6,217	3	0.20%	(1)	—	(1)
Subordinated notes and ESOP debt	32,511	513	6.35%	8,598	137	6.46%	376	(8)	384
FHLB advances	41,264	233	2.27%	100,000	704	2.86%	(471)	(54)	(417)
Total interest-bearing liabilities	871,597	3,596	1.66%	853,611	3,653	1.74%	$(57)	$(287)	$230
Noninterest-bearing deposits	133,053			108,916
Other noninterest-bearing liabilities	12,274			7,554
Total average liabilities	1,016,924			970,081
Average shareholders' equity	126,955			118,099
Total average liabilities and shareholders' equity	$1,143,879			$1,088,180
Net interest income and NIM (5)		$8,647	3.22%		$8,714	3.45%	$(67)	$(418)	$351
Total cost of funds (6)			1.44%			1.54%
Net interest spread (7)			2.90%			3.16%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value discounts on loans acquired in the Merger of $189 thousand and $439 thousand for the three months ended March 31, 2020 and 2019, respectively.
(4)	Includes amortization of fair value adjustments on time deposits assumed in the Merger of $24 thousand and $34 thousand for the three months ended March 31, 2020 and 2019, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Cost of funds is total interest expense divided by total interest-bearing liabilities and noninterest-bearing deposits.
(7)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(8)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Interest income, on a taxable-equivalent basis, for the three months ended March 31, 2020 was $12.2 million, a decrease of $124 thousand from the first quarter of 2019, primarily attributable to lower yields on loans in the 2020 period and higher accretion of acquired loan discounts in the 2019 period. The decline in yields and accretion income was partially offset by higher average interest-earning assets of $1.08 billion in the 2020 period compared to $1.02 billion in the 2019 period, an increase of $55.3 million ($31.0 million attributable to gross loans). Yields on average interest-earning assets were 4.56% and 4.90% for the first quarters of 2020 and 2019, respectively. The decline in yield on average interest-earning assets was primarily attributable to lower loan yields in the 2020 period and higher accretion of acquired loan discounts in the 2019 period of $250 thousand, which had a positive 11 basis point effect compared to the first quarter of 2020.

Loans acquired in the Merger were discounted to estimated fair value (for credit losses and interest rates) as of the effective date of the Merger. A portion of the acquisition accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans for those loans that were deemed to be, as of the Merger date, purchased performing and over the period of expected cash flows from the loans that were deemed to be purchased credit-impaired (“PCI”), as of the Merger date. The amount of accretion income recognized within a period is based on many factors, including among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility. Accretion of discounts on acquired loans was $189 and $439 thousand in the first quarters of 2020 and 2019, respectively.

Average interest-earning assets comprised 94.4% and 94.1% of the Company’s average assets for the three months ended March 31, 2020 and 2019, respectively.

Interest expense for the three months ended March 31, 2020 was $3.6 million, a decrease of $57 thousand from the first quarter of 2019, primarily attributable to lower costs of funds of 1.44% in the 2020 period compared to 1.54% in the 2019 period. Average interest-bearing liabilities increased by $18.0 million to $871.6 million in the 2020 period compared to $853.6 million in the 2019 period. Interest expense on the Company’s $25 million of 5.625% subordinated notes issued on October 7, 2019 and maturing on October 15, 2029 (the “2029 Notes”) contributed $375 thousand and 12 basis points to interest expense and cost of funds, respectively, in the first quarter of 2020. Offsetting the higher funding cost contributed by the 2029 Notes was lower deposit costs, which declined 10 basis points to 1.24% in the first quarter of 2020 from 1.34% in the first quarter of 2019. Higher average balances of noninterest-bearing deposits also contributed to the decline in deposit cost.

Net interest income, on a taxable-equivalent basis, for the three months ended March 31, 2020 was $8.6 million, a decrease of $67 thousand from the three months ended March 31, 2019.

Net interest margin was 3.22% for the first quarter of 2020 compared to 3.45% for the first quarter of 2019. The decrease in NIM was primarily attributable to lower accretion of acquired loan discounts and lower yields on interest-earning assets, partially offset by lower cost of funds.

The Company expects NIM to be negatively affected in the periods subsequent to March 31, 2020 as a result in a significant decline in interest rates in March 2020, most notably the federal funds rate.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $2.8 million for the three months ended March 31, 2020, while provision for loan losses was $314 thousand for the same period of 2019. Of the first quarter of 2020 amount, approximately $1.5 million was attributable to estimated reserve needs due to the negative economic impact related to the COVID-19 pandemic. Of this $1.5 million, approximately $200 thousand was due to rating downgrades on loans to borrowers in highly-impacted industry segments; the remaining $1.3 million relates to a qualitative loss factor applied to the majority of the Company’s loan portfolio for negative economic implications, such as rising unemployment in the Bank’s markets. The remaining $1.3 million of the total provision for loan losses was unrelated to COVID-19 and primarily due to gross loan growth of $46.0 million and higher specific reserves recorded in the quarter.

NONINTEREST INCOME

The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change
Trust management	$193	$214	$(21)	(9.8%)
Service charges and fees on deposit accounts	236	238	(2)	(0.8%)
Wealth management	247	206	41	19.9%
Interchange fees, net	98	101	(3)	(3.0%)
Other service charges and fees	33	29	4	13.8%
Secondary market sales and servicing	202	71	131	184.5%
Increase in cash surrender value of bank owned life insurance	118	120	(2)	(1.7%)
Net gains on sales and calls of available-for-sale securities	26	—	26	100.0%
Net losses on disposition of other assets	(7)	(1)	(6)	600.0%
Net (loss) gains on rabbi trust assets	(263)	90	(353)	(392.2%)
Referral fees	471	—	471	100.0%
Other	37	22	15	68.2%
Total noninterest income	$1,391	$1,090	$301	27.6%

Higher noninterest income in the 2020 period was primarily due to referral fees earned for referring loan customers to a third-party financial institution to execute interest rate swaps and higher income from secondary market sales and servicing activity, partially offset by a net unrealized loss on rabbi trust assets of $263 thousand in the 2020 period compared to a $90 thousand net unrealized gain in the 2019 period. Greater secondary market sales and servicing activity was primarily due to increased refinancing of residential mortgage loans (due to low interest rates) and the Company’s strategy to sell more mortgages into this market.

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense and the dollar and percentage change for the periods presented.

	Three Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change
Salaries and employee benefits	$3,628	$4,001	$(373)	(9.3%)
Occupancy	751	868	(117)	(13.5%)
Data processing	537	588	(51)	(8.7%)
Bank franchise tax	256	216	40	18.5%
Telecommunications and other technology	358	207	151	72.9%
FDIC assessments	148	216	(68)	(31.5%)
Foreclosed property	7	43	(36)	(83.7%)
Consulting	71	115	(44)	(38.3%)
Advertising and marketing	67	67	—	(—%)
Directors’ fees	192	164	28	17.1%
Audit and accounting	140	204	(64)	(31.4%)
Legal	191	83	108	130.1%
Core deposit intangible amortization	149	180	(31)	(17.2%)
Net other real estate owned gains	—	(6)	6	(100.0%)
Other	813	684	129	18.9%
Total noninterest expense	$7,308	$7,630	$(322)	(4.2%)

Lower noninterest expense in the 2020 period was primarily due to lower salaries and employee benefits, primarily due to a lower management incentive accrual being recorded and the unrealized loss on rabbi trust assets. The Company’s efficiency ratio was 73.0% and 78.1% for the first quarters of 2020 and 2019, respectively.

The following table presents income tax (benefit) expense and effective income tax rates for the periods presented.

	Three Months Ended
	March 31, 2020	March 31, 2019
Income tax (benefit) expense	$(58)	$337
Effective income tax rate	80.6%	18.4%

The effective income tax rate of 80.6% in the 2020 period was primarily due to the amount of tax-exempt income relative to the Company’s pre-tax net loss for the period.

ASSET QUALITY

Loans charged-off during the first quarter of 2020, net of recoveries, totaled $166 thousand compared to $358 thousand for the first quarter of 2019. This resulted in a decrease in the annualized net charge-off ratio to 0.07% for the first quarter of 2020 compared to 0.16% for the first quarter of 2019.

The ratio of allowance for loan losses to gross loans was 1.05% as of March 31, 2020 compared to 0.82% as of December 31, 2019, an increase of 23 basis points. Of the increase, 15 basis points was attributable to a qualitative loss factor applied to the majority of the Company’s loan portfolio for management’s estimate of losses due to negative economic implications, such as rising unemployment, as a result of the COVID-19 pandemic. The remaining increase in the first quarter of 2020 was attributable to risk rating downgrades, also in response to COVID-19, $46.0 million of gross loan growth, and higher specific reserves on impaired loans.

As noted, the Company downgraded risk ratings on $88.5 million of loans to businesses in industries highly affected by the COVID-19 pandemic in the first quarter of 2020. Management expects that these loans may require further downgrades and/or other loans to borrowers affected by the COVID-19 pandemic will require risk rating downgrades. Additionally, loan modifications made during the first quarter of 2020, on loan balances of $86.5 million, do not necessarily represent that these borrowers will be able to pay amounts deferred or any amounts owed to the Company. The length of the economic slow-down, including the pace at which the economy recovers once governmental mandates are lifted, could have a material adverse effect on the Company’s asset quality and the amount of ALL required.

The following table presents certain asset quality measures as of the dates stated.

	March 31, 2020	December 31, 2019
Loans past due 90 days or more and still accruing (1)	$—	$—
Nonaccrual loans (1)	5,441	4,476
Total nonperforming loans	5,441	4,476
Other real estate owned, net	1,679	1,916
Total nonperforming assets	$7,120	$6,392
Allowance for loan losses	$10,172	$7,562
Gross loans	970,195	924,190
Total assets	1,183,553	1,131,923
Allowance for loan losses to gross loans	1.05%	0.82%
Allowance for loan losses to nonperforming loans	187.0%	168.9%
Nonperforming assets to total assets	0.60%	0.56%
Nonperforming loans to gross loans	0.56%	0.48%

(1)	Excludes PCI loans.

FINANCIAL CONDITION

Total assets increased by $51.6 million to $1.18 billion as of March 31, 2020 from $1.13 billion as of December 31, 2019, primarily due to net loan growth in the first three months of 2020 of $43.4 million.

The following tables present information about the securities portfolio on a taxable-equivalent basis as of the dates stated. As of March 31, 2020 and December 31, 2019, available-for-sale securities represented 8.0% and 8.8% of total assets, respectively.

	March 31, 2020
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$60,305	$61,541	5.8	2.18%
State and municipal obligations	15,492	15,861	4.3	3.16%
Corporate bonds	17,175	17,216	4.8	5.39%
Total available-for-sale securities	92,972	94,618	5.0	2.87%
Restricted securities	5,752	5,752	n/a	5.83%
Total securities	$98,724	$100,370		3.03%

	December 31, 2019
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$67,491	$67,597	6.1	2.18%
State and municipal obligations	16,238	16,576	5.4	3.16%
Corporate bonds	15,165	15,281	3.8	5.61%
Total available-for-sale securities	98,894	99,454	5.1	2.92%
Restricted securities	5,706	5,706	n/a	6.30%
Total securities	$104,600	$105,160		3.18%

The following table presents the composition of loans in dollar amounts and as a percentage of total loans as of the dates stated.

	March 31, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans on real estate:
Residential first mortgages	$298,539	30.9%	$293,913	31.8%
Commercial mortgages (non-owner occupied)	229,488	23.6%	196,143	21.2%
Construction, land and land development	127,417	13.1%	126,010	13.6%
Commercial mortgages (owner occupied)	75,455	7.8%	82,829	9.0%
Residential revolving and junior mortgages	31,505	3.2%	31,893	3.4%
Commercial and industrial	198,278	20.4%	181,730	19.7%
Consumer	9,846	1.0%	11,985	1.3%
Total loans	970,528	100.0%	924,503	100.0%
Net unamortized deferred loan fees	(333)		(313)
Allowance for loan losses	(10,172)		(7,562)
Loans receivable, net	$960,023		$916,628

During the three months ended March 31, 2020, gross loans increased by $46.0 million, or 5%, from December 31, 2019. The largest components of this increase were a $26.0 million increase in commercial mortgages and a $16.5 million increase in commercial and industrial loans.

The following table presents the Company’s ALL by loan type and the percent of loans in each category to total loans as of the dates stated.

	March 31, 2020		December 31, 2019
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Mortgage loans on real estate	$7,255	78.6%	$5,372	79.0%
Commercial and industrial	2,400	20.4%	1,571	19.7%
Consumer	517	1.0%	619	1.3%
Total allowance for loan losses	$10,172	100.0%	$7,562	100.0%

As of March 31, 2020, OREO was $1.7 million, consisting of 15 properties (11 of which were land lots), compared to $1.9 million of OREO (18 properties) as of December 31, 2019, or a $237 thousand decrease.

As of March 31, 2020, total deposits were $964.5 million compared to $910.4 million at December 31, 2019, a $54.0 million increase. Time deposits comprised $43.5 million of this increase, a substantial portion of which was attributable to short-term time deposits sourced from the Promontory Interfinancial Network’s Certificate of Deposit Account Registry Service (“CDARS”). As of March 31, 2020 and December 31, 2019, CDARS time deposits were $47.0 million and $10.5 million, respectively. The growth in these deposits was primarily in anticipation of liquidity for PPP loans and other depositor requirements as a result of the COVID-19 pandemic.

Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of March 31, 2020 are presented in the following table.

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$92,797	$26,239	$39,176	$124,526	$282,738	29.3%

As of March 31, 2020, the Company had two fixed rate FHLB advances totaling of $25.0 million and two variable rate FHLB advances totaling $20.0 million outstanding. As of December 31, 2019, the Company had three fixed rate FHLB advances totaling $35.0 million and one variable rate FHLB advance of $10.0 million outstanding. The following table presents various information regarding FHLB advances as of and for the periods presented.

	Three Months Ended March 31, 2020				Twelve Months Ended December 31, 2019
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB advances	$45,000	$50,000	$41,264	2.27%	$45,000	$100,000	$76,181	2.74%

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

As of March 31, 2020, cash and cash equivalents totaled $54.7 million; investment securities maturing in one year or less totaled $11.0 million; and loans maturing in one year or less totaled $108.5 million. This resulted in a liquidity ratio as of March 31, 2020 of 14.7% compared to 13.0% as of December 31, 2019. The Company determines this ratio by dividing the sum of cash and cash equivalents, and investment securities and loans maturing in one year or less, by total assets.
As of March 31, 2020, the Company had a secured borrowing line with the FHLB of $281.9 million, with $205.9 million available, and unsecured federal funds lines of credit with various correspondent banks totaling $41.0 million. Federal funds lines of credit are uncommitted and can be cancelled at any time by the lending bank.

As of March 31, 2020, other than the potential effect on liquidity of the COVID-19 pandemic, the Company was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on liquidity. Management has and continues to monitor the effects of the COVID-19 pandemic on the Company’s liquidity. For example, management monitors for unusual changes in deposit balances, access to funding sources, amortization of loan balances, and the various liquidity programs offered by the FRB (in response to COVID-19). The Company is participating in the FRB’s PPP Liquidity Facility (“PPPLF”), which allows banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed cost of 35 basis points, and receive favorable regulatory capital treatment. As of March 31, 2020, management believes the COVID-19 pandemic has not had an adverse effect on the Company’s liquidity.

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

Shareholders’ equity is primarily affected by net income and net unrealized gains or losses on available-for-sale securities, net of taxes. The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income on the Company’s consolidated balance sheets. Another factor affecting accumulated other comprehensive income is changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in said plan obligations. Shareholders’ equity before accumulated other comprehensive income, net of taxes, was $126.5 million as of March 31, 2020 compared to $126.1 million as of December 31, 2019. The increase of $351 thousand was primarily attributable to share-based compensation expense of $142 thousand, director and executive stock grants of $105 thousand, and stock options exercised, net, of $81 thousand in the three months ended March 31, 2020. Accumulated other comprehensive income, net of taxes, increased by $866 thousand from December 31, 2019 to March 31, 2020, due to an increase in unrealized net gains, net of taxes, in the Company’s available-for-sale securities portfolio.

Book value per share of the Company’s common stock, including accumulated other comprehensive income, net of tax, increased to $9.55 as of March 31, 2020 from $9.51 as of December 31, 2019.

The Company and the Bank are subject to minimum regulatory capital ratios as defined by the Federal Reserve. As of March 31, 2020, the Company and the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank was “well capitalized” by these guidelines.

The Bank is subject to capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee, and certain changes required by the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of average adjusted assets. The following additional capital requirements related to the capital conservation buffer (promulgated by the Basel III regulatory capital rules) require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1, effectively resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will be subject to constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of March 31, 2020 and December 31, 2019, capital ratios of the Bank were in excess of the regulatory conservation buffer levels.

The following tables present capital ratios for the Bank, minimum capital ratios required with conservation buffer, and ratios defined as “well capitalized” by the Bank’s regulators as of the dates stated.

As of March 31, 2020	Actual Ratio	Minimum Capital Requirement Ratio with Conservation Buffer	Minimum to be Well Capitalized
Total risk-based capital	13.29%	10.50%	10.00%
Tier 1 capital	12.24%	8.50%	8.00%
Common equity tier 1	12.24%	7.00%	6.50%
Tier 1 leverage ratio	10.69%	4.00%	5.00%

As of December 31, 2019	Actual Ratio	Minimum Capital Requirement Ratio with Conservation Buffer	Minimum to be Well Capitalized
Total risk-based capital	13.07%	10.50%	10.00%
Tier 1 capital	12.26%	8.50%	8.00%
Common equity tier 1	12.26%	7.00%	6.50%
Tier 1 leverage ratio	10.42%	4.00%	5.00%

OFF BALANCE SHEET COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers various financial products to our customers to meet their credit and liquidity needs. These instruments may involve elements of liquidity, credit, and interest rate risk in excess of the amount recognized in the Company’s consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby-letters of credit is represented by the contractual amount of these instruments. Subject to normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. The credit risk of issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following table presents off balance sheet commitments as of the dates stated.

	March 31, 2020	December 31, 2019
Total loan commitments outstanding	$153,667	$164,751
Stand-by letters of credit	6,584	6,118

CONTRACTUAL OBLIGATIONS

There have been no material changes outside the ordinary course of business to the contractual obligations disclosed in the Company’s 2019 Form 10-K.

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

ITEM 4.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s reports and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, as of March 31, 2020.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the ordinary course of its operations, the Company is a party to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 1A.RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors disclosed in the 2019 Form 10-K.

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect the Company’s business, financial condition, and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which the Company operates, implementing numerous measures to try to contain the virus. These measures, including shelter-in-place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively affected consumer and business spending.

The COVID-19 outbreak has adversely affected and is likely to continue to adversely affect the Company’s employees and operations and the operations of its customers and business partners. In particular, the Company may experience adverse effects due to a number of operational factors impacting the Company or the Company’s customers or business partners, including but not limited to:

•	credit losses resulting from financial stress experienced by the Bank’s borrowers, especially those operating in industries most impacted by government measures to contain the spread of the virus;
•

operational failures, disruptions, or inefficiencies due to changes in Company’s normal business practices necessitated by the Company’s internal measures to protect the Company’s employees and government-mandated measures intended to slow the spread of the virus;

•	possible business disruptions experienced by the Company’s vendors and business partners in carrying out work that supports the Company’s operations;
•	decreased demand for the Company’s products and services due to economic uncertainty, volatile market conditions, and temporary business closures;
•	any financial liability, credit losses, litigation costs, or reputational damage resulting from the Bank’s origination of PPP loans; and
•	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic affects the Company’s business, liquidity, financial condition, and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Bank’s loan portfolio, thereby increasing the risk that the assumptions, judgments, and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, the Bank’s loan modification program could delay or make it difficult to identify the extent of asset quality deterioration during the short-term deferral period. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the effects on the Company’s business, the Company’s operations, or the global economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect the Company’s business, liquidity, financial condition, and results of operations.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

May 11, 2020	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)