Form 10-Q
period 2020-06-30
BAY BANKS OF VIRGINIA INC
filed 2020-08-07
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,334,049 shares of common stock on August 3, 2020.

FORM 10-Q

For the interim period ending June 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands, except share data)	June 30, 2020	December 31, 2019 (1)
ASSETS
Cash and due from banks	$10,778	$6,096
Interest-earning deposits	28,667	34,358
Federal funds sold	467	1,359
Certificates of deposit	2,506	2,754
Available-for-sale securities, at fair value	92,560	99,454
Restricted securities	5,327	5,706
Loans receivable, net of allowance for loan losses of $12,007 and $7,562, respectively	1,040,848	916,628
Loans held for sale	2,521	1,231
Premises and equipment, net	18,330	20,141
Accrued interest receivable	4,128	3,035
Other real estate owned, net	1,903	1,916
Bank owned life insurance	19,985	19,752
Goodwill	—	10,374
Mortgage servicing rights	687	935
Core deposit intangible	1,228	1,518
Other assets	8,291	6,666
Total assets	$1,238,226	$1,131,923
LIABILITIES
Noninterest-bearing demand deposits	$185,201	$137,933
Savings and interest-bearing demand deposits	413,025	382,607
Time deposits	408,672	389,900
Total deposits	1,006,898	910,440
Securities sold under repurchase agreements	1,035	6,525
Federal Home Loan Bank advances	35,000	45,000
Federal Reserve Bank advances	33,160	—
Subordinated notes, net of issuance costs	31,056	31,001
Other liabilities	11,387	12,772
Total liabilities	1,118,536	1,005,738
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,334,049 and 13,261,801 shares, respectively) (2)	66,670	66,309
Additional paid-in capital	36,729	36,658
Unearned employee stock ownership plan shares	(1,394)	(1,525)
Retained earnings	16,519	24,660
Accumulated other comprehensive income, net	1,166	83
Total shareholders’ equity	119,690	126,185
Total liabilities and shareholders’ equity	$1,238,226	$1,131,923

(1)	Derived from audited December 31, 2019 Consolidated Financial Statements.
(2)	Preferred stock is authorized; however, none was outstanding as of June 30, 2020 and December 31, 2019.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
INTEREST INCOME
Loans, including fees	$11,290	$11,458	$22,642	$22,919
Securities:
Taxable	573	577	1,225	1,172
Tax-exempt	89	97	183	214
Federal funds sold	—	18	2	25
Interest-bearing deposit accounts	8	152	112	288
Certificates of deposit	14	19	28	39
Total interest income	11,974	12,321	24,192	24,657
INTEREST EXPENSE
Deposits	2,411	3,088	5,260	5,896
Securities sold under repurchase agreements	1	4	3	7
Subordinated notes	510	138	1,021	275
Federal Home Loan Bank advances	90	614	324	1,319
Federal Reserve Bank advances	20	—	20	—
Total interest expense	3,032	3,844	6,628	7,497
Net interest income	8,942	8,477	17,564	17,160
Provision for loan losses	2,027	62	4,804	376
Net interest income after provision for loan losses	6,915	8,415	12,760	16,784
NONINTEREST INCOME
Trust management	203	206	396	420
Service charges and fees on deposit accounts	137	246	373	484
Wealth management	228	262	475	469
Interchange fees, net	130	121	228	222
Other service charges and fees	28	27	61	56
Secondary market sales and servicing	731	267	933	339
Increase in cash surrender value of bank owned life insurance	116	121	233	240
Net gains (losses) on sales and calls of available-for-sale securities	3	(2)	29	(2)
Net gains (losses) on disposition of other assets	1	(1)	(7)	(1)
Net gains (losses) gains on rabbi trust assets	114	40	(150)	130
Referral fees	496	—	966	—
Other	7	8	46	28
Total noninterest income	2,194	1,295	3,583	2,385
NONINTEREST EXPENSE
Salaries and employee benefits	3,839	3,892	7,466	7,893
Occupancy	705	837	1,456	1,705
Data processing	498	609	1,035	1,197
Bank franchise tax	257	230	514	446
Telecommunications and other technology	371	262	780	469
FDIC assessments	147	162	295	378
Foreclosed property	28	19	35	62
Consulting	70	147	141	262
Advertising and marketing	26	109	93	176
Directors’ fees	188	213	381	377
Audit and accounting	170	189	310	393
Legal	154	27	346	110
Core deposit intangible amortization	142	173	291	353
Net other real estate owned losses	81	72	80	66
Goodwill impairment	10,374	—	10,374	—
Other	403	651	1,163	1,335
Total noninterest expense	17,453	7,592	24,760	15,222
(Loss) income before income taxes	(8,344)	2,118	(8,417)	3,947
Income tax (benefit) expense	(217)	395	(276)	732
Net (loss) income	$(8,127)	$1,723	$(8,141)	$3,215
Basic and diluted (loss) earnings per share	$(0.62)	$0.13	$(0.62)	$0.25

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss) income	$(8,127)	$1,723	$(8,141)	$3,215
Other comprehensive income:
Unrealized holding gain on available-for-sale securities arising during the period	277	793	1,400	1,814
Deferred income tax expense on net unrealized gain on available-for-sale securities	(58)	(167)	(294)	(382)
Reclassification of net (gains) losses on sales and calls of available-for-sale securities recognized in net (loss) income	(3)	2	(29)	2
Income tax expense on net realized gain on available-for-sale securities	1	—	6	—
Total other comprehensive income	217	628	1,083	1,434
Comprehensive (loss) income	$(7,910)	$2,351	$(7,058)	$4,649

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	For the Six Months Ended June 30, 2020
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Income, net	Equity
Balance at beginning of period	13,261,801	$66,309	$36,658	$(1,525)	$24,660	$83	$126,185
Net loss	—	—	—	—	(8,141)	—	(8,141)
Other comprehensive income, net	—	—	—	—	—	1,083	1,083
Stock options exercised, net	16,689	83	5	—	—	—	88
Director and executive stock grant	11,734	59	46	—	—	—	105
Restricted stock awards	47,105	236	(236)	—	—	—	—
Shares repurchased pursuant to ESOP	(3,280)	(17)	(9)	—	—	—	(26)
ESOP collateral release	—	—	—	131	—	—	131
Share-based compensation expense	—	—	265	—	—	—	265
Balance at end of period	13,334,049	$66,670	$36,729	$(1,394)	$16,519	$1,166	$119,690

	For the Six Months Ended June 30, 2019
				Unearned
				Employee Stock		Accumulated Other
	Shares of		Additional	Ownership		Comprehensive	Total
	Common	Common	Paid-in	Plan	Retained	Income (Loss),	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	net	Equity
Balance at beginning of period	13,201,682	$66,008	$36,972	$(1,734)	$17,557	$(1,327)	$117,476
Net income	—	—	—	—	3,215	—	3,215
Other comprehensive income, net	—	—	—	—	—	1,434	1,434
Stock options exercised, net	5,173	26	(17)	—	—	—	9
Director stock grant	18,396	92	56	—	—	—	148
Restricted stock awards	107,233	536	(536)	—	—	—	—
ESOP collateral release	—	—	—	66	—	—	66
Share-based compensation expense	—	—	224	—	—	—	224
Cumulative effect adjustment of adoption of accounting principle	—	—	—	—	45	—	45
Balance at end of period	13,332,484	$66,662	$36,699	$(1,668)	$20,817	$107	$122,617

	For the Three Months Ended June 30, 2020
				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Income, net	Equity
Balance at beginning of period	13,346,789	$66,734	$36,536	$(1,463)	$24,646	$949	$127,402
Net loss	—	—	—	—	(8,127)	—	(8,127)
Other comprehensive income, net	—	—	—	—	—	217	217
Stock options exercised, net	1,175	6	1	—	—	—	7
Director and executive stock grant	—	—	—	—	—	—	—
Restricted stock awards	(13,915)	(70)	70	—	—	—	—
Shares repurchased pursuant to ESOP	—	—	—	—	—	—	—
ESOP collateral release	—	—	—	69	—	—	69
Share-based compensation expense	—	—	122	—	—	—	122
Balance at end of period	13,334,049	$66,670	$36,729	$(1,394)	$16,519	$1,166	$119,690

	For the Three Months Ended June 30, 2019
				Unearned
				Employee Stock		Accumulated Other
	Shares of		Additional	Ownership		Comprehensive	Total
	Common	Common	Paid-in	Plan	Retained	Income (Loss),	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	net	Equity
Balance at beginning of period	13,313,537	$66,568	$36,493	$(1,697)	$19,094	$(521)	$119,937
Net income	—	—	—	—	1,723	—	1,723
Other comprehensive income, net	—	—	—	—	—	628	628
Director stock grant	17,634	88	54	—	—	—	142
Restricted stock awards	1,313	6	(6)	—	—	—	—
ESOP collateral release	—	—	—	29	—	—	29
Share-based compensation expense	—	—	158	—	—	—	158
Balance at end of period	13,332,484	$66,662	$36,699	$(1,668)	$20,817	$107	$122,617

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities
Net (loss) income	$(8,141)	$3,215
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment charge	10,374	—
Depreciation and amortization	730	871
Net premium amortization on available-for-sale securities	243	276
Amortization of subordinated notes issuance costs	55	9
Amortization of core deposit intangible	291	353
Accretion of fair value adjustment on acquired time deposits	(43)	(65)
Accretion of fair value adjustments on acquired loans	(283)	(636)
Provision for loan losses	4,804	376
Share-based compensation expense	265	224
Deferred income tax benefit	(590)	—
Increase in other real estate owned valuation allowance	86	61
(Gains) losses on sale of other real estate owned	(6)	5
Net loss on the disposition of fixed and other assets	7	1
Decrease in value of mortgage servicing rights	248	61
Increase in cash surrender value of bank owned life insurance	(233)	(240)
Net (gains) losses on sales and calls of available-for-sale securities	(29)	2
Originations of loans held for sale (HFS)	(80,967)	(13,982)
Proceeds from HFS loan sales	80,592	14,004
Gain on HFS sold loans	(915)	(247)
Increase in other assets and accrued interest receivable	(883)	(4,707)
(Decrease) increase in other liabilities	(1,429)	4,119
Net cash provided by operating activities	4,176	3,700
Cash Flows From Investing Activities
Proceeds from maturities, calls, and principal paydowns of available-for-sale securities	18,060	6,599
Purchases of available-for-sale securities	(10,018)	(4,000)
Purchases of restricted securities, net	379	831
Maturities of certificates of deposit	248	248
Decrease in federal funds sold	892	29
Net increase in loans	(129,288)	(15,613)
Proceeds from sale of other real estate owned	480	515
Net (purchases) disposals of premises and equipment	(215)	705
Net cash used in investing activities	(119,462)	(10,686)
Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing demand deposits	77,686	16,882
Net increase in time deposits	18,815	16,613
Stock options exercised, net	88	9
Net (decrease) increase in securities sold under repurchase agreements and other borrowings	(5,446)	824
Shares repurchased pursuant to ESOP	(26)	—
Decrease in Federal Home Loan Bank advances	(10,000)	(30,000)
Increase in Federal Reserve Bank advances	33,160	—
Net cash provided by financing activities	114,277	4,328
Net decrease in cash and due from banks	(1,009)	(2,658)
Cash and cash equivalents (including interest-earning deposits) at beginning of period	40,454	26,666
Cash and cash equivalents (including interest-earning deposits) at end of period	$39,445	$24,008
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$6,312	$7,473
Income taxes	—	—
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	1,400	1,814
Loans transferred to other real estate owned	547	152
Changes in deferred taxes resulting from other comprehensive income transactions	(294)	(352)
Cumulative effect adjustment of adoption of accounting principle	—	(45)
Employee stock ownership plan transactions	(131)	(66)
Director and executive stock grant	105	148

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

The Bank is a state-chartered bank, headquartered in Richmond, Virginia, and a member of the Federal Reserve System. It serves businesses, professionals, and consumers through 18 banking offices, located in the greater Richmond region, the Northern Neck region, Middlesex County, and the Hampton Roads region of Virginia. The Bank offers a wide range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest-bearing. The majority of the Bank’s loan portfolio is secured by real estate.

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

Note 2: Amendments to the Accounting Standards Codification

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740), which is guidance for the simplification of accounting for income taxes. This ASU removes certain exceptions to the general principals of Accounting Standards Codification (“ASC”) 740, Income Taxes, and simplifies existing guidance to improve consistent application of GAAP. The exceptions removed by this ASU are the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU simplifies the accounting by requiring that an entity recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; requiring that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; and making minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. This ASU is effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which is guidance for the modifications to fair value measurement disclosure requirements. This ASU removes, modifies, and adds disclosure requirements for ASC 820, Fair Value Measurement (“ASC 820”). The disclosure requirement for the valuation process of Level 3 fair value measurements was removed from ASC 820. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The disclosure requirements added to ASC 820 were the changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU was effective for interim and annual reporting periods beginning after December 15, 2019. The additional disclosure requirements are to be applied prospectively and the other modifications will be applied retrospectively. The adoption of this ASU in the first quarter of 2020 did not have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which is new guidance for the accounting for credit losses on instruments within its scope. This ASU introduces a new model for current expected credit losses (“CECL”), which applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures, including loans, held-to-maturity debt securities, loan commitments, financial guarantees, net investments in leases, reinsurance, and trade receivables. The CECL model requires an entity to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. In addition, this standard will replace the current available-for-sale debt securities other-than-temporary impairment model with an estimate of expected credit losses only when the fair value falls below the amortized cost of the asset. Credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The available-for-sale debt security model will also require the use of an allowance to record estimated credit losses and subsequent recoveries. This ASU also addresses purchased financial assets with credit deterioration. Disclosure requirements are expanded regarding an entity’s assumptions, models, and methods for estimating the allowance for loan losses. On October 16, 2019, the FASB voted to extend the effective date of ASU 2016-13 for smaller reporting companies reporting to the Securities and Exchange Commission (the “SEC”) (including the Company) and non-SEC registrants; therefore, this ASU is effective for interim and annual reporting periods beginning after December 15, 2022. The Company has a CECL cross-functional working group that implemented a third-party CECL software in 2019 and will continue to assess and implement the requirements of ASU 2016-13 by the adoption date.

Note 3: Securities

The aggregate amortized costs and fair values of available-for-sale securities as of the dates stated were as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$54,516	$1,389	$(3)	$55,902
State and municipal obligations	16,951	720	—	17,671
Corporate bonds	19,171	14	(198)	18,987
Total available-for-sale securities	$90,638	$2,123	$(201)	$92,560

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$67,491	$284	$(178)	$67,597
State and municipal obligations	16,238	341	(3)	16,576
Corporate bonds	15,165	116	—	15,281
Total available-for-sale securities	$98,894	$741	$(181)	$99,454

Securities with fair values of $3.5 million and $11.1 million were pledged as collateral for securities sold under repurchase agreements as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, all of the securities pledged for repurchase agreements were state and municipal obligations. All of the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $1.0 million and $6.5 million as of June 30, 2020 and December 31, 2019, respectively, and are included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

The following tables present securities in an unrealized loss position as of June 30, 2020 and December 31, 2019, by period of the unrealized loss and number of securities. The unrealized loss positions were primarily related to interest rate movements and not the credit quality of the issuers. All agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered.

		Less than 12 months		12 months or more		Total
June 30, 2020	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	3	$180	$(3)	$—	$—	$180	$(3)
Corporate bonds	10	10,849	(198)	—	—	10,849	(198)
Total temporarily impaired securities	13	$11,029	$(201)	$—	$—	$11,029	$(201)

		Less than 12 months		12 months or more		Total
December 31, 2019	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	38	$12,356	$(53)	$16,930	$(125)	$29,286	$(178)
State and municipal obligations	1	610	(3)	—	—	610	(3)
Total temporarily impaired securities	39	$12,966	$(56)	$16,930	$(125)	$29,896	$(181)

The following table presents the amortized cost and fair value by contractual maturity of available-for-sale securities as of the dates stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$11,776	$11,743	$10,528	$10,563
Due after one year but less than five years	52,149	53,567	49,586	49,921
Due after five years but less than ten years	21,902	22,350	33,332	33,535
Due after ten years	4,811	4,900	5,448	5,435
Total available-for-sale securities	$90,638	$92,560	$98,894	$99,454

Restricted Securities

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $2.5 million and $2.9 million as of June 30, 2020 and December 31, 2019, respectively. The Company also has an investment in the Federal Reserve Bank of Richmond (“FRB”) stock, which totaled $2.6 million as of June 30, 2020 and December 31, 2019, and a stock investment in the Bank’s primary correspondent bank totaling $220 thousand as of June 30, 2020 and December 31, 2019. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, pursuant to charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost.

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

The following table presents a summary of loans as of the dates stated.

	June 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential first mortgages	$293,449	$293,913
Commercial mortgages (non-owner occupied)	273,814	196,143
Construction, land and land development	128,463	126,010
Commercial mortgages (owner occupied)	73,550	82,829
Residential revolving and junior mortgages	28,833	31,893
Commercial and industrial	193,740	181,730
Paycheck Protection Program	55,496	—
Consumer	7,855	11,985
Total loans	1,055,200	924,503
Net unamortized deferred loan fees	(2,345)	(313)
Allowance for loan losses	(12,007)	(7,562)
Loans receivable, net	$1,040,848	$916,628

As of June 30, 2020 and December 31, 2019, the Company had $379.9 million and $369.5 million, respectively, of loans pledged to the FHLB as collateral for borrowings. After adjustments by the FHLB, the total lendable collateral was $294.6 million and $288.8 million as of June 30, 2020 and December 31, 2019, respectively.

Beginning on April 3, 2020, the Company has actively participated in the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act. Through the PPP, which is administered by the Small Business Administration (“SBA”), the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP loans have a two-year term if originated prior to June 5, 2020 or a five-year term if originated on or subsequent to June 5, 2020 and earn interest at 1% per year. Banks originating PPP loans earn a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company believes that the majority of these loans will be forgiven in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee. As of June 30, 2020, the Company’s PPP loan balances were $55.5 million, and the Company had received $2.3 million of processing fees for originating 677 loans. The Company is accounting for the PPP processing fees in accordance with ASC 310-20, Receivable-Nonrefundable Fees and Other Costs, which requires fees to be deferred and amortized as a component of loan yield over the contractual life of the loan, accelerated for prepayments. Of the $2.3 million of processing fees received in the second quarter of 2020, approximately $246 thousand were recognized as interest income in the three months ending June 30, 2020.

The Company modified 387 loans totaling approximately $162.7 million of principal balances in the six months ended June 30, 2020 in response to the COVID-19 pandemic’s impact on certain of its borrowers (“COVID-19 Loan Modifications”). The COVID-19 Loan Modifications allow for the short-term deferral of principal payments or of principal and interest payments and were made on a good faith basis to borrowers who were current in their payments prior to the modifications. As a result of regulatory and accounting guidance regarding such modifications, the loans are not designated as Troubled Debt Restructurings (“TDRs”) as of June 30, 2020.

The following table presents, as of June 30, 2020, the loan balances and number by loan type and the percentage these loans comprise within each loan type for which modifications were made.

Loan Type	Loan Count	Principal Balance	% of Loan Type
Mortgage loans on real estate:
Residential first mortgages	138	$29,004	10%
Commercial mortgages (non-owner occupied)	44	61,564	22%
Construction, land and land development	17	26,206	20%
Commercial mortgages (owner occupied)	52	21,484	29%
Residential revolving and junior mortgages	10	1,552	5%
Commercial and industrial	119	22,702	12%
Consumer	7	144	2%
Total	387	$162,656

Regulatory and accounting guidance allows the Company to report loans with COVID-19 Loan Modifications as contractually current during the period of the respective deferral, unless on nonaccrual. As a result, all loans with COVID-19 Modifications, with the exception of $1.4 million loans on nonaccrual, are reported as current as of June 30, 2020 in the tables that follow.

The following tables present the recorded investment for past due, based upon contractual terms, and nonaccrual loans as of the dates stated. A loan past due 90 days or more is generally placed on nonaccrual unless it is both well-secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include purchased credit-impaired (“PCI”) loans.

June 30, 2020	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Residential first mortgages	$395	$102	$2,853	$3,350	$290,099	$293,449
Commercial mortgages (non-owner occupied)	—	128	3,760	3,888	269,926	273,814
Construction, land and land development	2,694	—	902	3,596	124,867	128,463
Commercial mortgages (owner occupied)	—	22	296	318	73,232	73,550
Residential revolving and junior mortgages	—	—	719	719	28,114	28,833
Commercial and industrial	833	—	3,573	4,406	189,334	193,740
Paycheck Protection Program	—	—	—	—	55,496	55,496
Consumer	7	—	176	183	7,672	7,855
Total loans	$3,929	$252	$12,279	$16,460	$1,038,740	$1,055,200

December 31, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Residential first mortgages	$3,904	$16	$1,403	$5,323	$288,590	$293,913
Commercial mortgages (non-owner occupied)	126	—	433	559	195,584	196,143
Construction, land and land development	77	—	417	494	125,516	126,010
Commercial mortgages (owner occupied)	173	—	587	760	82,069	82,829
Residential revolving and junior mortgages	52	—	724	776	31,117	31,893
Commercial and industrial	570	—	670	1,240	180,490	181,730
Consumer	139	—	242	381	11,604	11,985
Total loans	$5,041	$16	$4,476	$9,533	$914,970	$924,503

The following tables include an aging analysis, based upon contractual terms, of the recorded investment of PCI loans included in the tables above as of the dates stated.

June 30, 2020	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Residential first mortgages	$29	$102	$—	$131	$2,440	$2,571
Commercial mortgages (non-owner occupied)	—	128	—	128	—	128
Construction, land and land development	—	—	—	—	1,352	1,352
Commercial mortgages (owner occupied)	—	22	—	22	215	237
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Consumer	—	—	—	—	39	39
Total purchased credit-impaired loans	$29	$252	$—	$281	$4,046	$4,327

December 31, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Residential first mortgages	$239	$16	$—	$255	$2,836	$3,091
Commercial mortgages (non-owner occupied)	126	—	—	126	—	126
Construction, land and land development	—	—	—	—	1,357	1,357
Commercial mortgages (owner occupied)	25	—	—	25	229	254
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	42	42
Total purchased credit-impaired loans	$390	$16	$—	$406	$4,464	$4,870

The following table presents the changes in accretable yield for PCI loans for the periods stated.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance at beginning of period	$754	$1,106	$973	$1,083
Accretion of acquisition accounting adjustment	(66)	(98)	(139)	(184)
Reclassifications from nonaccretable balance, net	2	10	5	55
Other changes, net	12	(160)	(137)	(96)
Balance at end of period	$702	$858	$702	$858

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

Loss – Uncollectible and of such little value that continuance as an asset is not warranted.

The following tables present the Company’s risk rating of loans by loan type as of the dates stated.

June 30, 2020	Residential First Mortgages	Commercial Mortgages (Non-Owner Occupied)	Construction, Land and Land Development	Commercial Mortgages (Owner Occupied)	Residential Revolving and Junior Mortgages	Commercial and Industrial	Paycheck Protection Program	Consumer	Total Loans
Grade:
Pass	$288,033	$228,604	$105,104	$62,052	$27,593	$171,772	$55,496	$7,122	$945,776
Special mention	1,902	41,321	20,787	11,269	521	18,395	—	545	94,740
Substandard	3,514	3,889	2,572	229	719	3,573	—	188	14,684
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$293,449	$273,814	$128,463	$73,550	$28,833	$193,740	$55,496	$7,855	$1,055,200

December 31, 2019	Residential First Mortgages	Commercial Mortgages (Non-Owner Occupied)	Construction, Land and Land Development	Commercial Mortgages (Owner Occupied)	Residential Revolving and Junior Mortgages	Commercial and Industrial	Consumer	Total Loans
Grade:
Pass	$290,322	$195,584	$123,916	$81,936	$31,084	$177,608	$11,729	$912,179
Special mention	1,091	—	—	149	86	2,289	—	3,615
Substandard	2,500	559	2,094	744	723	1,833	256	8,709
Doubtful	—	—	—	—	—	—	—	—
Total loans	$293,913	$196,143	$126,010	$82,829	$31,893	$181,730	$11,985	$924,503

In March of 2020, the Company downgraded approximately $88.5 million of loans to borrowers in industries highly affected by the COVID-19 pandemic, such as hotels, restaurants, retail, churches, and assisted-living facilities. The majority of the risk rating downgrades due to COVID-19 were from pass grades to special mention, and the majority were in commercial and construction loan types. During the second quarter of 2020, risk ratings for certain loans in these highly affected industries were adjusted as additional information became available.

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

Loans Evaluated for Impairment

The following table presents the ALL by loans evaluated for impairment individually and collectively by loan type as of the dates stated. PPP loans are included in the commercial and industrial loan balances.

June 30, 2020	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$1,454	$386	$110	$1,950
Loans collectively evaluated for impairment	7,409	2,240	408	10,057
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$8,863	$2,626	$518	$12,007
Loan balances applicable to:
Loans individually evaluated for impairment	$10,613	$3,415	$110	$14,138
Loans collectively evaluated for impairment	783,208	245,821	7,706	1,036,735
Purchased credit-impaired loans	4,288	—	39	4,327
Total loans	$798,109	$249,236	$7,855	$1,055,200
December 31, 2019
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$878	$49	$112	$1,039
Loans collectively evaluated for impairment	4,494	1,522	507	6,523
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$5,372	$1,571	$619	$7,562
Loan balances applicable to:
Loans individually evaluated for impairment	$5,502	$455	$112	$6,069
Loans collectively evaluated for impairment	720,458	181,275	11,831	913,564
Purchased credit-impaired loans	4,828	—	42	4,870
Total loans	$730,788	$181,730	$11,985	$924,503

PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans as of June 30, 2020. In future periods, the Company may be required to establish an allowance for loan losses for these loans, which would result in a provision for loan losses charged to earnings.

The following tables present an analysis of the change in the ALL by loan type for the periods presented.

For the Three Months Ended June 30, 2020	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$7,255	$2,400	$517	$10,172
Charge-offs	(188)	—	(73)	(261)
Recoveries	8	—	61	69
Provision	1,788	226	13	2,027
Ending of period	$8,863	$2,626	$518	$12,007

For the Three Months Ended June 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$5,259	$1,406	$1,193	$7,858
Charge-offs	(105)	—	(411)	(516)
Recoveries	18	—	57	75
Provision (recovery of)	(120)	131	51	62
Ending of period	$5,052	$1,537	$890	$7,479

For the Six Months Ended June 30, 2020	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$5,372	$1,571	$619	$7,562
Charge-offs	(250)	—	(257)	(507)
Recoveries	12	—	136	148
Provision	3,729	1,055	20	4,804
Ending of period	$8,863	$2,626	$518	$12,007

For the Six Months Ended June 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$4,967	$1,374	$1,561	$7,902
Charge-offs	(159)	—	(819)	(978)
Recoveries	43	1	135	179
Provision	201	162	13	376
Ending of period	$5,052	$1,537	$890	$7,479

Provision for loan losses was $4.8 million for the first half of 2020 compared to $376 thousand for the first half of 2019. Provision for the first half of 2020 was primarily attributable to qualitative loss factors for increases in state unemployment rates, including Virginia, a qualitative loss factor to provide for losses estimated to have been incurred as of June 30, 2020, as a result of challenges certain borrowers are facing due to the pandemic, evidenced, in part, by loan deferrals and modifications granted to these borrowers, gross loan growth of approximately $73.2 million, excluding PPP loans, and higher specific reserves.

Impaired Loans

The following table presents the recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, by loan type as of the dates stated.

	As of June 30, 2020			As of December 31, 2019
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential first mortgages	$716	$716	$—	$510	$510	$—
Commercial mortgages (non-owner occupied)	3,255	3,255	—	—	—	—
Construction, land and land development	16	16	—	17	17	—
Commercial mortgages (owner occupied)	414	414	—	419	419	—
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	1,033	1,033	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance	5,434	5,434	—	946	946	—
With an allowance recorded:
Residential first mortgages	3,605	3,605	699	2,857	2,857	676
Commercial mortgages (non-owner occupied)	433	433	65	433	433	58
Construction, land and land development	769	769	532	171	171	44
Commercial mortgages (owner occupied)	1,039	1,039	52	1,048	1,048	53
Residential revolving and junior mortgages	366	366	106	47	47	47
Commercial and industrial	2,382	2,382	386	455	455	49
Consumer	110	110	110	112	112	112
Total impaired loans with allowance recorded	8,704	8,704	1,950	5,123	5,123	1,039
Total impaired loans:
Residential first mortgages	4,321	4,321	699	3,367	3,367	676
Commercial mortgages (non-owner occupied)	3,688	3,688	65	433	433	58
Construction, land and land development	785	785	532	188	188	44
Commercial mortgages (owner occupied)	1,453	1,453	52	1,467	1,467	53
Residential revolving and junior mortgages	366	366	106	47	47	47
Commercial and industrial	3,415	3,415	386	455	455	49
Consumer	110	110	110	112	112	112
Total impaired loans	$14,138	$14,138	$1,950	$6,069	$6,069	$1,039

The following table presents the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, by loan type for the periods presented.

	For the Three Months Ended
	June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Residential first mortgages	$520	$7	$1,389	$18
Commercial mortgages (non-owner occupied)	1,627	22	—	—
Construction, land and land development	16	—	330	4
Commercial mortgages (owner occupied)	414	7	405	7
Residential revolving and junior mortgages	—	—	—	—
Commercial and industrial	517	11	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance	3,094	47	2,124	29
With an allowance recorded:
Residential first mortgages	3,555	19	3,055	34
Commercial mortgages (non-owner occupied)	433	4	435	4
Construction, land and land development	468	3	225	10
Commercial mortgages (owner occupied)	1,040	14	1,061	14
Residential revolving and junior mortgages	367	1	501	3
Commercial and industrial	1,238	40	—	—
Consumer	110	—	120	2
Total impaired loans with allowance recorded	7,211	81	5,397	67
Total impaired loans:
Residential first mortgages	4,075	26	4,444	52
Commercial mortgages (non-owner occupied)	2,060	26	435	4
Construction, land and land development	484	3	555	14
Commercial mortgages (owner occupied)	1,454	21	1,466	21
Residential revolving and junior mortgages	367	1	501	3
Commercial and industrial	1,755	51	—	—
Consumer	110	—	120	2
Total impaired loans	$10,305	$128	$7,521	$96

	For the Six Months Ended
	June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Residential first mortgages	$455	$12	$1,391	$36
Commercial mortgages (non-owner occupied)	1,085	22	—	—
Construction, land and land development	16	1	332	9
Commercial mortgages (owner occupied)	416	14	399	13
Residential revolving and junior mortgages	—	—	—	—
Commercial and industrial	344	11	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance	2,316	60	2,122	58
With an allowance recorded:
Residential first mortgages	3,154	37	3,065	65
Commercial mortgages (non-owner occupied)	433	9	437	27
Construction, land and land development	369	6	241	15
Commercial mortgages (owner occupied)	1,043	27	1,063	28
Residential revolving and junior mortgages	367	2	501	6
Commercial and industrial	978	41	—	—
Consumer	111	—	120	5
Total impaired loans with allowance recorded	6,455	122	5,427	146
Total impaired loans:
Residential first mortgages	3,609	49	4,456	101
Commercial mortgages (non-owner occupied)	1,518	31	437	27
Construction, land and land development	385	7	573	24
Commercial mortgages (owner occupied)	1,459	41	1,462	41
Residential revolving and junior mortgages	367	2	501	6
Commercial and industrial	1,322	52	—	—
Consumer	111	—	120	5
Total impaired loans	$8,771	$182	$7,549	$204

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	June 30, 2020	December 31, 2019
Nonaccrual loans	$12,279	$4,476
Nonaccrual loans collectively evaluated for impairment	(1,009)	(1,895)
Nonaccrual impaired loans	11,270	2,581
TDRs on accrual	2,868	3,270
Other impaired loans on accrual	—	218
Total impaired loans	$14,138	$6,069

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

No loans designated as TDRs subsequently defaulted in the twelve months following the restructuring.

The following table presents pre- and post-modification balances for loans designated as TDRs for the periods stated.

	For the Three Months Ended
	June 30, 2020			June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	1	$391	$391	—	$—	$—
Commercial Mortgages (Owner Occupied) (2)	—	$—	$—	1	$48	$52

(1)	Modification was an interest payment deferral.
(2)	Modification was an extension of the loan term.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2020			June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	1	$391	$391	—	$—	$—
Commercial Mortgages (Owner Occupied) (2)	—	$—	$—	1	$48	$52

(1)	Modification was an interest payment deferral.
(2)	Modification was an extension of the loan term.

The following table presents a roll-forward of accruing and nonaccrual TDRs for the period presented.

	Accruing	Nonaccrual	Total
Balance as of December 31, 2019	$3,270	$1,352	$4,622
Charge-offs	(183)	—	(183)
Payments and other adjustments	(219)	(18)	(237)
New TDR designation	—	391	391
Release TDR designation	—	—	—
Transfer	—	—	—
Balance as of June 30, 2020	$2,868	$1,725	$4,593

Note 6: Other Real Estate Owned, net

The following table presents the number and carrying values of properties included in other real estate owned (“OREO”) as of the dates stated.

	June 30, 2020		December 31, 2019
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	5	$581	4	$302
Land	9	1,062	13	1,354
Commercial properties	1	260	1	260
Total other real estate owned, net	15	$1,903	18	$1,916

One residential mortgage loan of $110 thousand was in the process of foreclosure as of June 30, 2020.

Note 7: Goodwill

The Company’s goodwill resulted from the Merger ($7.6 million) and from the acquisition of five branches during the years 1994 through 2000 ($2.8 million). The Company’s goodwill is tested for potential impairment on at least an annual basis as of September 30, or when a triggering event occurs, in accordance with ASC 350, Intangibles-Goodwill and Other. For the quarter ended June 30, 2020, management identified that a triggering event occurred in the second quarter of 2020, as a result of the detrimental effect the COVID-19 pandemic has had to the macroeconomic environment, challenges the low interest rate environment has on the banking industry, and, in particular, the decrease in the market value of the Company’s stock. As a result, management performed an impairment analysis and concluded that the Company’s goodwill was impaired, resulting in an impairment charge of $10.4 million. The goodwill impairment charge was presented as a component of noninterest expense in the Company’s consolidated statements of operations for the three and six months ended June 30, 2020.

Note 8: Leases

For the three and six months ended June 30, 2020, operating lease expense totaled $226 thousand and $452 thousand, respectively.

The following table presents the right-of-use (“ROU”) assets and lease liabilities as of the date stated. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

June 30, 2020
Operating lease right-of-use assets	$3,901

Current operating lease liabilities	868
Noncurrent lease liabilities	3,320
Total operating lease liabilities	$4,188

The following table presents the weighted average remaining lease term and discount rate associated with operating leases as of the date stated.

June 30, 2020
Weighted average remaining lease term - operating leases	8 years
Weighted average discount rate - operating leases	3.12%

The following table presents a maturity analysis of operating lease liabilities for the five years ending subsequent to June 30, 2020 and in total thereafter.

2020	$482
2021	995
2022	619
2023	370
2024	380
Thereafter	1,908
Total	4,754
Less interest	(566)
Lease liability	$4,188

The following table presents supplemental cash flow information related to operating leases for the periods stated.

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$484	$496
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,304

Note 9: Earnings per Share

The following table shows the calculation of basic and diluted earnings per share and the weighted average number of shares outstanding used in computing earnings per share and the effect on the weighted average number of shares outstanding of dilutive potential common stock. Basic earnings per share amounts are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments, unless the effect is to reduce the loss or increase earnings per common share. Potential dilutive common stock instruments include exercisable stock options and restricted shares. For both computations, the weighted average number of the Company’s employee stock ownership plan (“ESOP”) shares not committed to be released to participant accounts are not assumed to be outstanding. The weighted average ESOP shares excluded from the computation were 171,535 and 175,897 for the three and six months ended June 30, 2020, respectively. The weighted average ESOP shares excluded from the computation were 204,675 and 207,462 for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, all outstanding stock options and restricted shares were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive. For both the three and six months ended June 30, 2019, options on and restricted shares totaling 76,784 shares were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(8,127)	$1,723	$(8,141)	$3,215
Weighted average shares outstanding, basic	13,080,689	13,059,824	13,068,598	13,030,528
Dilutive shares:
Stock options	—	32,425	—	33,189
Restricted shares	—	12,694	—	7,087
Weighted average shares outstanding, dilutive	13,080,689	13,104,943	13,068,598	13,070,804
Basic and diluted (loss) earnings per share	$(0.62)	$0.13	$(0.62)	$0.25

Note 10: Borrowings

FRB Borrowings

In the second quarter of 2020, the Company began participating in the Federal Reserve Bank of Richmond’s (“FRB”) PPP Liquidity Facility (“PPPLF”), which allows banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed cost of 35 basis points, and receive favorable regulatory capital treatment. As of June 30, 2020, these FRB borrowings were comprised of six PPPLF advances, totaling $33.2 million with maturities ranging from 379 days to 385 days.

FHLB Borrowings

As of June 30, 2020 and December 31, 2019, the Bank had $35.0 and $45.0 million, respectively, of outstanding FHLB borrowings, consisting of three advances. Advances on the FHLB line are secured by a blanket lien on qualified one-to-four family real estate, commercial real estate, and multifamily residential loans. Immediately available credit, as of June 30, 2020, was $228.7 million against a total line of credit of $294.7 million. As of June 30, 2020, the Bank had $31.0 million of letters of credit issued by the FHLB for the benefit of the Virginia Department of the Treasury as collateral for public deposits held by the Bank to comply with the Security of Public Deposits Act. The $31.0 million is not an outstanding borrowing as of June 30, 2020, but does reduce the available credit under the FHLB credit line.

The following table presents information regarding the FHLB advances outstanding as of June 30, 2020.

			Stated	Maturity
	Balance	Originated	Interest Rate	Date
Fixed rate hybrid	$10,000	8/7/2019	1.79%	8/7/2020
Convertible	10,000	2/28/2020	0.56%	2/28/2030
Fixed rate credit	15,000	6/22/2020	0.21%	7/22/2020
Total FHLB borrowings	$35,000

Subordinated Notes

On May 28, 2015, the Company issued an aggregate of $7.0 million of subordinated notes (the “2025 Notes”) with a maturity date of May 28, 2025 and that bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The Company has the right to redeem the 2025 Notes, in whole or in part, without premium or penalty, at any interest payment date after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. The 2025 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2025 Notes qualify as Tier 2 capital for regulatory reporting; however, the amount qualifying as capital is reduced by 20% annually beginning at the quarter end after the first redemption date, which occurred in the second quarter of 2020. The aggregate carrying value of the 2025 Notes, including capitalized, unamortized debt issuance costs, was $6.9 million at both June 30, 2020 and December 31, 2019. For the three and six months ended June 30, 2020, the effective interest rate on the 2025 Notes was 6.82%. For the three and six months ended June 30, 2019, the effective interest rate on the 2025 Notes was 6.84% and 6.85%, respectively.

On October 7, 2019, the Company issued $25.0 million in fixed-to-floating rate subordinated notes due 2029 (the “2029 Notes”). The 2029 Notes qualify as Tier 2 capital for regulatory reporting. The 2029 Notes bear interest at 5.625% per year, beginning October 7, 2019 through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per year equal to the then current three-month Secured Overnight Funding Rate (“SOFR”) (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the 2025 Notes. The 2029 Notes qualify as Tier 2 capital for regulatory reporting. Beginning on October 15, 2024 through maturity, the 2029 Notes may be redeemed, at the Company's option, on any scheduled interest payment date. The 2029 Notes will mature on October 15, 2029. The aggregate carrying value of the 2029 Notes, including capitalized, unamortized debt issuance costs, was $24.1 million at both June 30, 2020 and December 31, 2019. For the three and six months ended June 30, 2020, the effective interest rate on the 2029 Notes was 6.22%.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock held in the ESOP, issued and outstanding, in the Company’s ESOP was $1.4 million and $1.5 million as of June 30, 2020 and December 31, 2019, respectively, and is included in other liabilities on the consolidated balance sheets. As of June 30, 2020, the debt is comprised of three fixed rate amortizing notes, which carry an interest rate of 3.25% with maturity dates ranging from March 1, 2025 to November 1, 2026, and two variable rate amortizing notes (interest rate of 5.50% as of June 30, 2020) with maturity dates ranging from June 14, 2024 to December 31, 2027. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

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

A third-party model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 12 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.00 and $6.50 per loan as of June 30, 2020 and December 31, 2019, respectively. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 384% and 187% as of June 30, 2020 and December 31, 2019, respectively. A discount rate of 12.0% and 12.5% was then applied to each pool as of June 30, 2020 and December 31, 2019, respectively. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of June 30, 2020 Using
	Balance as of June 30, 2020	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$55,902	$4,000	$51,902	$—
State and municipal obligations	17,671	—	17,671	—
Corporate bonds	18,987	1,000	13,309	4,678
Total available-for-sale securities	$92,560	$5,000	$82,882	$4,678
MSR assets	$687	$—	$—	$687
Rabbi trust assets	$857	$857	$—	$—

		Fair Value Measurements as of December 31, 2019 Using
	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$67,597	$7,024	$60,573	$—
State and municipal obligations	16,576	—	16,576	—
Corporate bonds	15,281	2,000	10,631	2,650
Total available-for-sale securities	$99,454	$9,024	$87,780	$2,650
MSR assets	$935	$—	$—	$935
Rabbi trust assets	$1,082	$1,082	$—	$—

The following table presents the change in financial assets valued using Level 3 inputs for the periods stated.

	MSR Assets	Corporate Bonds
Balance as of January 1, 2020	$935	$2,650
Purchases	—	—
Transfers from Level 2 to Level 3	—	2,028
Fair value adjustments	(248)	—
Sales	—	—
Balance as of June 30, 2020	$687	$4,678

As of June 30, 2020, six corporate bonds totaling $4.7 million were reported at their respective purchase prices and as Level 3 assets in the fair value hierarchy as there were no observable market prices for similar investments.

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements.

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

		Fair Value Measurements as of June 30, 2020 Using
	Balance as of June 30, 2020	Level 1	Level 2	Level 3
Impaired loans, net	$6,754	$—	$—	$6,754
Other real estate owned, net	1,903	—	—	1,903

		Fair Value Measurements as of December 31, 2019 Using
	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Impaired loans, net	$4,084	$—	$—	$4,084
Other real estate owned, net	1,916	—	—	1,916

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of June 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$6,754	Discounted appraised value	Selling Cost Lack of Marketability	7% 13%-93% (27%)
		Discounted cash flows	Discount rate	5%-7% (6%)
		Enterprise Value ("EV")	EV Multiple	7.0-12.8 (7.1)
Other real estate owned, net	1,903	Discounted appraised value	Selling Cost Lack of Marketability	7%-41% (11%) 25%-65% (31%)

Of the $6.8 million of impaired loans as of June 30, 2020, $3.4 million were evaluated for impairment using an EV valuation technique, as the Company owns a percentage of nationally syndicated loans to two publicly-traded companies. EV is estimated using a multiple of earnings before income taxes, depreciation, and amortization (“EBITDA”). EBITDA estimates were developed based on historical and projected performance of these companies while the EV multiple was derived based on publicly-available data of these borrower’s respective peer companies and industries.

	Balance as of December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,084	Discounted appraised value	Selling Cost	7%
			Lack of Marketability	13%-100% (24%)
		Discounted cash flows	Discount rate	6%-7% (6%)
Other real estate owned, net	1,916	Discounted appraised value	Selling Cost	6%-10% (8%)
			Lack of Marketability	18%-100% (47%)

The carrying values of cash and due from banks, interest-earning deposits, federal funds sold or purchased, noninterest-bearing deposits, savings and interest-bearing deposits, and securities sold under repurchase agreements are payable on demand, or are of such short duration, that carrying value approximates fair value (Level 1).

The carrying values of certificates of deposit, loans held for sale, and accrued interest receivable are payable on demand, or are of such short duration, that carrying value approximates fair value (Level 2).

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

The fair value of FHLB advances is estimated by discounting the future cash flows using current interest rates offered for similar advances (Level 2). FRB advances as of June 30, 2020 consist of advances from the PPPLF which are fixed in rate at 35 basis points per year and have maturity dates that the Company considers to be short-term in nature. As a result, the Company believes that the carrying value of FRB advances approximates fair value (Level 1).

Commitments to extend and standby letters o f credit are generally not sold or traded. The estimated fair values of off-balance sheet credit commitments, including standby letters of credit and guarantees written, are not readily available due to the lack of cost-effective and reliable measurement methods for these instruments.

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

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of June 30, 2020 Using
	June 30, 2020	June 30, 2020	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$10,778	$10,778	$10,778	$—	$—
Interest-earning deposits	28,667	28,667	28,667	—	—
Federal funds sold	467	467	467	—	—
Certificates of deposit	2,506	2,506	—	2,506	—
Restricted securities	5,327	5,327	—	—	5,327
Loans receivable, net	1,040,848	1,022,333	—	—	1,022,333
Loans held for sale	2,521	2,521	—	2,521	—
Accrued interest receivable	4,128	4,128	—	4,128	—
Financial Liabilities:
Noninterest-bearing demand deposits	$185,201	$185,201	$185,201	$—	$—
Savings and interest-bearing demand deposits	413,025	413,025	413,025	—	—
Time deposits	408,672	415,417	—	—	415,417
Securities sold under repurchase agreements	1,035	1,035	1,035	—	—
FHLB advances	35,000	34,791	—	34,791	—
FRB advances	33,160	33,160	33,160	—	—
Subordinated notes, net	31,056	31,110	—	—	31,110

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2019 Using
	December 31, 2019	December 31, 2019	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,096	$6,096	$6,096	$—	$—
Interest-earning deposits	34,358	34,358	34,358	—	—
Federal funds sold	1,359	1,359	1,359	—	—
Certificates of deposit	2,754	2,754	—	2,754	—
Restricted securities	5,706	5,706	—	—	5,706
Loans receivable, net	916,628	910,678	—	—	910,678
Loans held for sale	1,231	1,231	—	1,231	—
Accrued interest receivable	3,035	3,035	—	3,035	—
Financial Liabilities:
Noninterest-bearing demand deposits	$137,933	$137,933	$137,933	$—	$—
Savings and interest-bearing demand deposits	382,607	382,607	382,607	—	—
Time deposits	389,900	392,562	—	—	392,562
Securities sold under repurchase agreements	6,525	6,525	6,525	—	—
FHLB advances	45,000	44,936	—	44,936	—
Subordinated notes, net	31,001	32,552	—	—	32,552

Note 12: Changes in Accumulated Other Comprehensive Income (Loss), net

The components of accumulated other comprehensive income (loss), net of deferred income taxes, are presented in the following tables for the periods presented.

	For the Three Months Ended June 30, 2020
	Net Unrealized Gains on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income, net
Balance as of April 1, 2020	$1,303	$(354)	$949
Change in net unrealized holding gain on available-for-sale securities, net of deferred tax expense of $58	219	—	219
Reclassification for previously unrealized net gains recognized in net income, net of tax expense of $1	(2)	—	(2)
Balance as of June 30, 2020	$1,520	$(354)	$1,166

	For the Three Months Ended June 30, 2019
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of April 1, 2019	$(446)	$(75)	$(521)
Change in net unrealized holding gain on available-for-sale securities, net of deferred tax expense of $167	626	—	626
Reclassification for previously unrealized net losses recognized in net income, net of tax expense of $0	2	—	2
Balance as of June 30, 2019	$182	$(75)	$107

	For the Six Months Ended June 30, 2020
	Net Unrealized Gains on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income, net
Balance as of January 1, 2020	$437	$(354)	$83
Change in net unrealized holding gain on available-for-sale securities, net of deferred tax expense of $294	1,106	—	1,106
Reclassification for previously unrealized net gains recognized in net income, net of tax expense of $6	(23)	—	(23)
Balance as of June 30, 2020	$1,520	$(354)	$1,166

	For the Six Months Ended June 30, 2019
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2019	$(1,252)	$(75)	$(1,327)
Change in net unrealized holding gain on available-for-sale securities, net of deferred tax expense of $382	1,432	—	1,432
Reclassification for previously unrealized net losses recognized in net income, net of tax expense of $0	2	—	2
Balance as of June 30, 2019	$182	$(75)	$107

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the Company’s plans, obligations, expectations and intentions, and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the effect of the COVID-19 pandemic, including its potential adverse effect on economic conditions, and the Company’s employees, customers, loan losses, and financial performance; changes in interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); the quality or composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies, and guidelines; changes in banking, tax, and other laws and regulations and interpretations or guidance thereunder; and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the 2019 Form 10-K and in this Quarterly Report on Form 10-Q. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net (loss) income for the three months ended June 30, 2020 and 2019 was ($8.1) million and $1.7 million, respectively. Diluted (loss) earnings per share was ($0.62) for the three months ended June 30, 2020 compared to $0.13 for the three months ended June 30, 2019. Net (loss) income for the six months ended June 30, 2020 and 2019 was ($8.1) million and $3.2 million, respectively. The net loss in both the three and six months ended June 30, 2020 included a $10.4 million charge for the impairment of goodwill. In addition to the goodwill impairment charge, net loss for the three and six months ended June 30, 2020 included loan loss provision expense of $2.0 million and $4.8 million, respectively, a significant portion of which related to estimated reserve needs as a result of the COVID-19 pandemic. The $10.4 million goodwill impairment charge resulted from a second quarter impairment assessment triggered primarily by the adverse effect the deterioration of the macroeconomic environment due to the COVID-19 pandemic has had on the Company’s market value relative to its book value.

•

(Loss) income before income taxes was ($8.3 million) and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $10.5 million. (Loss) income before income taxes was ($8.4 million) and $3.9 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $12.4 million.

•	Return (loss) on average assets (annualized) decreased to (2.64%) and (1.37%) for the three and six months ended June 30, 2020, respectively, from 0.62% and 0.59% for the comparable 2019 periods.
•	Return (loss) on average equity (annualized) decreased to (25.40%) and (12.77)% for the three and six months ended June 30, 2020, respectively, from 5.72% and 5.39% for the comparable 2019 periods.

•	Total assets increased $106.3 million to $1.24 billion as of June 30, 2020 from $1.13 billion as of December 31, 2019.
•

Loans, net of allowance for loan losses were $1.04 billion as of June 30, 2020 compared to $916.6 million as of December 31, 2019, an increase of $124.2 million, including $55.5 million of Paycheck Protection Program (“PPP”) loans originated in the second quarter of 2020. Excluding PPP loans, net loan growth for the first half of 2020 was $68.7 million, an annualized rate of 15%.

•

Beginning on April 3, 2020, the Company actively participated in the PPP under the Coronavirus Aid, Relief, and Economic Security Act, closing nearly 680 loans totaling $55.5 million and receiving $2.3 million in processing fees in the second quarter of 2020. Of the processing fees received, $246 thousand were recognized in interest income in the second quarter of 2020. Through the PPP, the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses.

•

Allowance for loan losses increased $4.4 million to $12.0 million, or 1.14% of gross loans, as of June 30, 2020 from $7.6 million, or 0.82% of gross loans, as of December 31, 2019. The 32 basis point increase in the ratio of allowance for loan losses to total gross loans for the first half of 2020 was primarily due to qualitative loss factors applied to the majority of the Company’s loan portfolio for higher state unemployment rates, particularly in Virginia, and a qualitative loss factor to provide for losses estimated to have been incurred as of June 30, 2020, as a result of challenges certain borrowers are facing due to the pandemic, evidenced, in part, by loan deferrals and modifications granted to these borrowers.

•

Total deposits increased by $96.5 million, or 10.6%, to $1.00 billion as of June 30, 2020 from $910.4 million as of December 31, 2019. Of the $96.5 million increase in deposits in the first half of 2020, $47.3 million and $30.4 million was attributable to higher noninterest-bearing account balances and savings and interest-bearing demand deposit accounts, respectively, the growth of which was partially attributable to PPP loans, which were funded in these accounts.

•

The ratio of nonperforming assets to total assets increased to 1.15% as of June 30, 2020 from 0.56% as of December 31, 2019. This increase was primarily attributable to higher nonaccrual loan balances of $7.8 million, mainly commercial and industrial loans and commercial mortgages (non-owner occupied) to borrowers adversely affected by the COVID-19 pandemic.

•

Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks as of June 30, 2020, with a total capital ratio and tier 1 leverage ratio of 13.38% and 10.25%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents average interest-earning assets and interest-bearing liabilities, taxable-equivalent yields on such assets, and rates (costs) paid on such liabilities, net interest margin (“NIM”), and net interest spread, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and For the Three Months Ended June 30,
	2020			2019			2020 Compared to 2019
	Average	Income/	Yield/	Average	Income/	Yield/	Income/ Expense	Variance Attributable to (8)
	Balance	Expense	Cost	Balance	Expense	Cost	Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$81,241	$573	2.84%	$69,617	$577	3.32%	$(4)	$(100)	$96
Tax-exempt securities (1)	14,570	113	3.11%	17,001	123	2.90%	(10)	7	(18)
Total securities	95,811	686	2.88%	86,618	700	3.24%	(14)	(93)	79
Gross loans (2) (3)	1,025,249	11,289	4.43%	917,474	11,458	5.01%	(169)	(1,511)	1,342
Interest-earning deposits and federal funds sold	34,472	8	0.09%	29,719	170	2.29%	(162)	(189)	27
Certificates of deposits	2,716	14	2.07%	3,716	19	2.05%	(5)	0	(5)
Total interest-earning assets	$1,158,248	$11,997	4.17%	$1,037,527	$12,347	4.77%	$(350)	$(1,793)	$1,443
Noninterest-earning assets	72,001			67,884
Total average assets	$1,230,249			$1,105,411
INTEREST-BEARING LIABILITIES:
Savings deposits	$60,961	$22	0.15%	$57,670	$45	0.31%	$(23)	$(26)	$3
Demand deposits	80,104	21	0.11%	74,045	35	0.19%	(14)	(17)	3
Time deposits (4)	412,279	1,915	1.87%	383,783	2,048	2.14%	(133)	(285)	152
Money market deposits	267,682	453	0.68%	240,831	960	1.60%	(507)	(614)	107
Total deposits	821,026	2,411	1.18%	756,329	3,088	1.64%	(677)	(941)	264
Securities sold under repurchase agreements	1,187	1	0.34%	6,594	4	0.24%	(3)	—	(3)
Subordinated notes and ESOP debt	32,463	509	6.31%	8,586	138	6.45%	371	(12)	383
FHLB advances	37,472	90	0.97%	85,846	614	2.87%	(524)	(179)	(345)
FRB advances	22,684	20	0.35%	—	—	0.00%	20	20	—
Total interest-bearing liabilities	$914,832	$3,031	1.33%	$857,355	$3,844	1.80%	$(813)	$(1,111)	$298
Noninterest-bearing deposits	175,881			115,547
Other noninterest-bearing liabilities	11,576			11,950
Total average liabilities	1,102,289			984,852
Average shareholders' equity	127,960			120,559
Total average liabilities and shareholders' equity	$1,230,249			$1,105,411
Net interest income and NIM (5)		$8,966	3.11%		$8,503	3.29%	$463	$(682)	$1,145
Total cost of funds (6)			1.12%			1.58%
Net interest spread (7)			2.83%			2.97%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value discounts on loans acquired in the Merger of $93 thousand and $197 thousand for the three months ended June 30, 2020 and 2019, respectively.
(4)	Includes amortization of fair value adjustments on time deposits assumed in the Merger of $19 thousand and $31 thousand for the three months ended June 30, 2020 and 2019, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Cost of funds is total interest expense divided by total average interest-bearing liabilities and noninterest-bearing deposits.
(7)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(8)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Interest income, on a taxable-equivalent basis, for the three months ended June 30, 2020 was $12.0 million, a decrease of $350 thousand from the second quarter of 2019, primarily attributable to lower yields on loans and lower accretion of acquired loan discounts in the 2020 period. The decline in yields and accretion income was partially offset by higher average interest-earning assets of $1.16 billion in the 2020 period compared to $1.04 billion in the 2019 period, an increase of $120.7 million ($107.8 million attributable to gross loans). Yields on average interest-earning assets were 4.17% and 4.77% for the second quarters of 2020 and 2019, respectively. Yields on average interest-earning assets in the second quarter of 2020 were negatively affected by lower yields on loans originated, the repricing of variable rate loans due to the decline in market index rates, the addition of lower yielding PPP loans, which had a negative 3 basis point effect on yield, and lower accretion of acquired loan discounts, which also had a negative 3 basis point effect.

On April 1, 2017, the Company completed a merger with Virginia BanCorp, Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank. Immediately following the Company’s merger with Virginia BanCorp, Virginia BanCorp’s subsidiary bank was merged with and into the Company’s banking subsidiary, Bank of Lancaster (collectively, the “Merger”). Bank of Lancaster then changed its name to Virginia Commonwealth Bank. Loans acquired in the Merger were discounted to estimated fair value (for credit losses and interest rates) as of the effective date of the Merger. A portion of the acquisition accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans for those loans that were deemed to be, as of the Merger date, purchased performing and over the period of expected cash flows from the loans that were deemed to be purchased credit-impaired (“PCI”), as of the Merger date. The amount of accretion income recognized within a period is based on many factors, including among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility. Accretion of discounts on acquired loans was $93 and $197 thousand in the second quarters of 2020 and 2019, respectively.

Average interest-earning assets comprised 94.1% and 93.8% of the Company’s average assets for the three months ended June 30, 2020 and 2019, respectively.

Interest expense for the three months ended June 30, 2020 was $3.0 million, a decrease of $813 thousand from the second quarter of 2019, primarily attributable to lower cost of funds, which was 1.12% in the 2020 period compared to 1.58% in the 2019 period. Average interest-bearing liabilities increased by $57.5 million to $914.8 million in the 2020 period from $857.4 million in the 2019 period. Cost of deposits was 0.97% for the second quarter of 2020, down 45 basis points from 1.42% for the second quarter of 2019, reflective of the Company’s efforts to reduce deposit rates, and higher average balances noninterest-bearing demand deposit accounts in the 2020 period of $60.3 million, partially attributable to PPP loans funded in these accounts.

Net interest income, on a taxable-equivalent basis, for the three months ended June 30, 2020 was $9.0 million, an increase of $463 thousand from the three months ended June 30, 2019.

Net interest margin was 3.11% for the second quarter of 2020 compared to 3.29% for the second quarter of 2019. The decrease in NIM was primarily attributable to lower yields on loans originated in the second quarter of 2020, including PPP loans, and the repricing of variable rate loans, partially offset by lower cost of funds.

	Average Balances, Income and Expense, Yields and Rates
	As of and For the Six Months Ended June 30,
	2020			2019			2020 Compared to 2019
	Average	Income/	Yield/	Average	Income/	Yield/	Income/ Expense	Variance Attributable to (8)
	Balance	Expense	Cost	Balance	Expense	Cost	Variance	Rate	Volume
INTEREST-EARNING ASSETS:
Taxable securities	$84,619	$1,225	2.91%	$69,937	$1,172	3.38%	$53	$(194)	$247
Tax-exempt securities (1)	14,925	232	3.12%	18,123	271	3.01%	(39)	9	(48)
Total securities	99,544	1,457	2.94%	88,060	1,443	3.30%	14	(185)	199
Gross loans (2) (3)	981,937	22,642	4.64%	912,568	22,919	5.06%	(277)	(2,024)	1,747
Interest-earning deposits and federal funds sold	34,584	114	0.66%	26,470	312	2.38%	(198)	(294)	96
Certificates of deposits	2,735	28	2.06%	3,731	39	2.11%	(11)	(1)	(10)
Total interest-earning assets	1,118,800	24,241	4.36%	1,030,829	24,713	4.83%	$(472)	$(2,504)	$2,031
Noninterest-earning assets	68,206			66,079
Total average assets	$1,187,006			$1,096,908
INTEREST-BEARING LIABILITIES:
Savings deposits	$59,060	$57	0.19%	$57,586	$87	0.30%	$(30)	$(32)	$2
Demand deposits	76,280	45	0.12%	74,652	70	0.19%	(25)	(27)	2
Time deposits (4)	409,559	3,981	1.95%	376,745	3,873	2.07%	108	(230)	338
Money market deposits	262,405	1,177	0.90%	238,628	1,866	1.58%	(689)	(875)	186
Total deposits	807,304	5,260	1.31%	747,611	5,896	1.59%	(636)	(1,164)	528
Securities sold under repurchase agreements	2,714	3	0.22%	6,406	7	0.22%	(4)	—	(4)
Subordinated notes and ESOP debt	32,487	1,021	6.32%	8,592	275	6.45%	746	(21)	767
FHLB advances	39,368	324	1.66%	92,884	1,319	2.86%	(995)	(233)	(762)
FRB advances	11,342	20	0.35%	—	—	0.00%	20	20	-
Total interest-bearing liabilities	893,215	6,628	1.49%	855,493	7,497	1.77%	$(869)	$(1,398)	$529
Noninterest-bearing deposits	154,467			112,250
Other noninterest-bearing liabilities	11,364			9,829
Total average liabilities	1,059,046			977,572
Average shareholders' equity	127,960			119,336
Total average liabilities and shareholders' equity	$1,187,006			$1,096,908
Net interest income and NIM (5)		$17,613	3.17%		$17,216	3.37%	$397	$(1,105)	$1,502
Total cost of funds (6)			1.27%			1.56%
Net interest spread (7)			2.86%			3.06%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value discounts on loans acquired in the Merger of $282 thousand and $636 thousand for the six months ended June 30, 2020 and 2019, respectively.
(4)	Includes amortization of fair value adjustments on time deposits assumed in the Merger of $43 thousand and $65 thousand for the six months ended June 30, 2020 and 2019, respectively.
(5)	Net interest margin is net interest income divided by average interest-earning assets.
(6)	Cost of funds is total interest expense divided by total average interest-bearing liabilities and noninterest-bearing deposits.
(7)	Net interest spread is the yield on average interest-earning assets less the cost of average interest-bearing liabilities.
(8)	Change in income/expense due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

Interest income, on a taxable-equivalent basis, for the six months ended June 30, 2020 was $24.2 million, a decrease of $472 thousand from the six months ended June 30, 2019, primarily attributable to lower yields on loans and lower accretion of acquired loan discounts in the 2020 period. Yields on average interest-earning assets were 4.36% and 4.83% for the first halves of 2020 and 2019, respectively. The lower yield on average interest-earning assets in the 2020 period was primarily due to lower yields on loans originated, the repricing of variable rate loans, the addition of lower yielding PPP loans, which had a negative 2 basis point effect on yield, and lower accretion of acquired loan discounts (of $354 thousand), which had a negative 6 basis point effect. Partially offsetting these negative effects was higher average balances of gross loans of $69.4 million in the 2020 period compared to the 2019 period.

Average interest-earning assets comprised 94.3% and 94.0% of the Company’s average assets for the six months ended June 30, 2020 and 2019, respectively.

Interest expense for the six months ended June 30, 2020 was $6.6 million, a decrease of $869 thousand from the six months ended June 30, 2019, primarily attributable to lower cost of funds of 1.27% in the 2020 period compared to 1.56% in the 2019 period, partially offset by higher average interest-bearing liabilities of $37.7 million in the 2020 period compared to the 2019 period. Lower cost of funds in the first half of 2020 was primarily reflective of the company’s efforts to reduce deposit rates since mid-2019, lower borrowing costs, particularly Federal Home Loan Bank of Atlanta (“FHLB”) advances, and higher average balances of noninterest-bearing demand accounts of $42.2 million in the 2020 period.

Net interest income, on a taxable-equivalent basis, for the six months ended June 30, 2020 was $17.6 million, an increase of $397 thousand from $17.2 million for the six months ended June 30, 2019.

NIM was 3.17% for the first half of 2020 compared to 3.37% for the first half of 2019. Lower NIM in the 2020 period was primarily due to lower yields on average interest-earning assets, primarily loans, and lower accretion of acquired loan discounts, partially offset by lower cost of funds.

The Company expects NIM to continue to be negatively affected in the periods subsequent to June 30, 2020, as a result of declines in market interest rates, most notably the federal funds rate, which has been lowered 200 basis points since June 30, 2019.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $2.0 million and $62 thousand for the second quarters of 2020 and 2019, respectively, while provision for loan losses was $4.8 million and $376 thousand for the first halves of 2020 and 2019, respectively.

Of the second quarter of 2020 amount, approximately $1.4 million was attributable to qualitative loss factors to provide for losses estimated to have been incurred as of June 30, 2020, as a result of challenges certain borrowers are facing due to the pandemic, evidenced, in part, by loan deferrals and modifications granted to these borrowers. The remaining provision for loan losses in the second quarter of 2020 was due to gross loan growth of $27.0 million, excluding PPP loans, and higher specific reserves. No provision for loan losses was recorded on PPP loans as these loans are subject to a full U.S. government guarantee.

Provision for loans losses for the first half of 2020 was primarily attributable to qualitative loss factors due to the COVID-19 pandemic, gross loan growth of approximately $73.2 million, excluding PPP loans, and higher specific reserves.

NONINTEREST INCOME

The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	Three Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change
Trust management	203	206	(3)	(1.5%)
Service charges and fees on deposit accounts	137	246	(109)	(44.3%)
Wealth management	228	262	(34)	(13.0%)
Interchange fees, net	130	121	9	7.4%
Other service charges and fees	28	27	1	3.7%
Secondary market sales and servicing	731	267	464	173.8%
Increase in cash surrender value of bank owned life insurance	116	121	(5)	(4.1%)
Net gains (losses) on sales and calls of available-for-sale securities	3	(2)	5	(250.0%)
Net gains (losses) on disposition of other assets	1	(1)	2	(200.0%)
Net gains on rabbi trust assets	114	40	74	185.0%
Referral fees	496	—	496	100.0%
Other	7	8	(1)	(12.5%)
Total noninterest income	$2,194	$1,295	$899	69.4%

	Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change
Trust management	396	420	(24)	(5.7%)
Service charges and fees on deposit accounts	373	484	(111)	(22.9%)
Wealth management	475	469	6	1.3%
Interchange fees, net	228	222	6	2.7%
Other service charges and fees	61	56	5	8.9%
Secondary market sales and servicing	933	339	594	175.2%
Increase in cash surrender value of bank owned life insurance	233	240	(7)	(2.9%)
Net gains (losses) on sales and calls of available-for-sale securities	29	(2)	31	n/m
Net losses on disposition of other assets	(7)	(1)	(6)	n/m
Net (losses) gains on rabbi trust assets	(150)	130	(280)	(215.4%)
Referral fees	966	—	966	100.0%
Other	46	28	18	64.3%
Total noninterest income	$3,583	$2,385	$1,198	50.2%

Higher noninterest income in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to higher secondary market sales and servicing income of $464 thousand, driven by an increase in the demand for purchase money and refinance mortgages, and $496 thousand of fee income for referring loan customers to a third-party financial institution to execute interest rate swaps, while the second quarter of 2019 included no income from such activities. Partially offsetting these increases were lower service charges and fees on deposit accounts in the second quarter of 2020 of $109 thousand, primarily due to a lower volume of fee-based transactions.

Higher noninterest income in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily attributable to $966 thousand of fee income for referring loan customers to a third-party financial institution to execute interest rate swaps, while the 2019 period included no income from such activities. Additionally, the first half of 2020 period included higher secondary market sales and servicing income of approximately $594 thousand. Partially offsetting these increases was a $150 net unrealized loss in the 2020 period compared to a $130 net unrealized gain in the 2019 period on rabbi trust assets for the benefit of participants in the Company’s deferred compensation plan.

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense and the dollar and percentage change for the periods presented.

	Three Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change
Salaries and employee benefits	$3,839	$3,892	$(53)	(1.4%)
Occupancy	705	837	(132)	(15.8%)
Data processing	498	609	(111)	(18.2%)
Bank franchise tax	257	230	27	11.7%
Telecommunications and other technology	371	262	109	41.6%
FDIC assessments	147	162	(15)	(9.3%)
Foreclosed property	28	19	9	47.4%
Consulting	70	147	(77)	(52.4%)
Advertising and marketing	26	109	(83)	(76.1%)
Directors’ fees	188	213	(25)	(11.7%)
Audit and accounting	170	189	(19)	(10.1%)
Legal	154	27	127	n/m
Core deposit intangible amortization	142	173	(31)	(17.9%)
Net other real estate owned losses	81	72	9	12.5%
Goodwill impairment	10,374	—	10,374	100.0%
Other	403	651	(248)	(38.1%)
Total noninterest expense	$17,453	$7,592	$9,861	129.9%

	Six Months Ended
	June 30, 2020	June 30, 2019	$ Change	% Change
Salaries and employee benefits	7,466	7,893	(427)	(5.4%)
Occupancy	1,456	1,705	(249)	(14.6%)
Data processing	1,035	1,197	(162)	(13.5%)
Bank franchise tax	514	446	68	15.2%
Telecommunications and other technology	780	469	311	66.3%
FDIC assessments	295	378	(83)	(22.0%)
Foreclosed property	35	62	(27)	(43.5%)
Consulting	141	262	(121)	(46.2%)
Advertising and marketing	93	176	(83)	(47.2%)
Directors’ fees	381	377	4	1.1%
Audit and accounting	310	393	(83)	(21.1%)
Legal	346	110	236	214.5%
Core deposit intangible amortization	291	353	(62)	(17.6%)
Net other real estate owned losses	80	66	14	21.2%
Goodwill impairment	10,374	—	10,374	100.0%
Other	1,163	1,335	(172)	(12.9%)
Total noninterest expense	$24,760	$15,222	$9,538	62.7%

Higher noninterest expense in the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily attributable to the goodwill impairment charge of $10.4 million. Excluding the $10.4 million goodwill impairment charge, noninterest expenses decreased $513 thousand, or 6.7%, on a comparative period basis, reflective of the Company’s ongoing efforts to reduce operating costs.

Higher noninterest expense in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily attributable to the goodwill impairment charge of $10.4 million. Excluding the goodwill impairment charge, noninterest expenses decreased $836 thousand, 5.5%, on a comparative period basis, reflective of the Company’s ongoing efforts to reduce operating costs. Partially offsetting these reductions, were higher expenses in telecommunications and other technology due to infrastructure investments. The Company consolidated one branch in the first quarter of 2020 and one in the first quarter of 2019.

The following table presents income tax (benefit) expense and effective income tax rates for the periods presented.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income tax (benefit) expense	$(217)	$395	$(276)	$732
Effective income tax rate	2.6%	18.6%	3.3%	18.6%

The income tax benefit and effective income tax rate for the three and six months ended June 30, 2020 were a result of income tax expense before the goodwill impairment charge of $10.4 million, offset by an income tax benefit (reversal of a deferred tax liability) of $590 thousand related to a portion of the goodwill.

ASSET QUALITY

Loans charged-off during the second quarter of 2020, net of recoveries, totaled $192 thousand compared to $441 thousand for the second quarter of 2019. This resulted in a decrease in the annualized net charge-off ratio to 0.08% for the second quarter of 2020 compared to 0.19% for the second quarter of 2019. For the first half of 2020, the annualized net charge off ratio was 0.07% compared to 0.18% for the first half of 2019. The higher net charge ratios for the 2019 periods were primarily attributable to charge-offs of a select portfolio of acquired consumer debt consolidation loans, as previously reported.

The ratio of allowance for loan losses to gross loans was 1.14% as of June 30, 2020 compared to 0.82% as of December 31, 2019, an increase of 32 basis points. The majority of this increase is attributable to qualitative loss factors for increases in state unemployment rates, including Virginia, and a qualitative loss factor to provide for losses estimated to have been incurred as of June 30, 2020, as a result of challenges certain borrowers are facing due to the pandemic, evidenced, in part, by loan deferrals and modifications granted to these borrowers.

In the first quarter of 2020, the Company downgraded risk ratings on $88.5 million of loans to businesses in industries highly affected by the COVID-19 pandemic. During the second quarter of 2020, risk ratings for certain loans in these segments were adjusted as additional information became available. Management believes that these, or a portion of these, loans may require further downgrades and/or other loans to borrowers adversely affected by the COVID-19 pandemic may require risk rating downgrades. Additionally, loan modifications granted do not necessarily represent that these borrowers will be able to pay amounts deferred or any amounts owed to the Company. The length of the economic slow-down, including the pace at which the economy recovers once governmental mandates are lifted, could have a material adverse effect on the Company’s asset quality and the amount of ALL required.

The following table presents industry segments the Company believes may be negatively affected by the pandemic and the balances of loans and numbers in each segment. Loans to borrowers in these segments totaled approximately $148.2 million, or 14.1% of the Company’s gross loans as of June 30, 2020.

Industry Segment	Loan Count	Principal Balance
Hotels and motels	22	$61,770
Restaurants and related services	53	20,557
Retail and retail services	98	56,213
Churches, assisted living, and other	25	9,645
Total	198	$148,185

The following table presents certain asset quality measures as of the dates stated.

	June 30, 2020	December 31, 2019
Loans past due 90 days or more and still accruing (1)	$—	$—
Nonaccrual loans (1)	12,279	4,476
Total nonperforming loans	12,279	4,476
Other real estate owned, net	1,903	1,916
Total nonperforming assets	$14,182	$6,392
Allowance for loan losses	$12,007	$7,562
Gross loans	1,052,855	924,190
Total assets	1,238,226	1,131,923
Allowance for loan losses to gross loans	1.14%	0.82%
Allowance for loan losses to nonperforming loans	97.8%	168.9%
Nonperforming assets to total assets	1.15%	0.56%
Nonperforming loans to gross loans	1.17%	0.48%

(1)	Excludes PCI loans.

The increase in nonperforming assets from December 31, 2019 to June 30, 2020 was primarily attributable to $7.8 million of higher nonaccrual loan balances, mainly commercial and industrial loans and commercial mortgages (non-owner occupied) to borrowers adversely affected by the COVID-19 pandemic.

FINANCIAL CONDITION

Total assets increased by $106.3 million to $1.24 billion as of June 30, 2020 from $1.13 billion as of December 31, 2019, primarily due to net loan growth of $124.2 million in the first half of 2020.

The following tables present information about the securities portfolio on a taxable-equivalent basis as of the dates stated. As of June 30, 2020 and December 31, 2019, available-for-sale securities represented 8.2% and 8.8% of total assets, respectively.

	June 30, 2020
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$54,516	$55,902	5.3	2.04%
State and municipal obligations	16,951	17,671	4.7	3.11%
Corporate bonds	19,171	18,987	6.0	5.28%
Total available-for-sale securities	90,638	92,560	5.4	2.81%
Restricted securities	5,327	5,327	n/a	5.34%
Total securities	$95,965	$97,887		2.94%

	December 31, 2019
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$67,491	$67,597	6.1	2.18%
State and municipal obligations	16,238	16,576	5.4	3.16%
Corporate bonds	15,165	15,281	3.8	5.61%
Total available-for-sale securities	98,894	99,454	5.1	2.92%
Restricted securities	5,706	5,706	n/a	6.30%
Total securities	$104,600	$105,160		3.18%

The following table presents the composition of loans in dollar amounts and as a percentage of total loans as of the dates stated.

	June 30, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans on real estate:
Residential first mortgages	$293,449	27.9%	$293,913	31.8%
Commercial mortgages (non-owner occupied)	273,814	25.9%	196,143	21.2%
Construction, land and land development	128,463	12.2%	126,010	13.6%
Commercial mortgages (owner occupied)	73,550	7.0%	82,829	9.0%
Residential revolving and junior mortgages	28,833	2.7%	31,893	3.4%
Commercial and industrial	193,740	18.3%	181,730	19.7%
Paycheck Protection Program	55,496	5.3%	—	0.0%
Consumer	7,855	0.7%	11,985	1.3%
Total loans	1,055,200	100.0%	924,503	100.0%
Net unamortized deferred loan fees	(2,345)		(313)
Allowance for loan losses	(12,007)		(7,562)
Loans receivable, net	$1,040,848		$916,628

During the six months ended June 30, 2020, gross loans increased by $128.7 million, or 13.9%, from December 31, 2019. The largest components of this increase were a $77.7 million increase in commercial mortgages (non-owner occupied) and $55.5 million of PPP loans originated in the second quarter of 2020. Net unamortized deferred loan fees increased approximately $2.0 million during the first half of 2020, primarily attributable to $2.3 million of PPP loan processing fees received in the second quarter of 2020, of which $246 thousand was recognized in interest income in the period.

The following table presents the Company’s ALL by loan type and the percent of loans in each category to total loans as of the dates stated.

	June 30, 2020		December 31, 2019
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Mortgage loans on real estate	$8,863	75.7%	$5,372	79.0%
Commercial and industrial	2,626	18.3%	1,571	19.7%
Paycheck Protection Program	—	5.3%	—	0.0%
Consumer	518	0.7%	619	1.3%
Total allowance for loan losses	$12,007	100.0%	$7,562	100.0%

Allowance for loan losses increased $4.4 million from December 31, 2019 to $12.0 million as of June 30, 2020. The majority of the increase in the first half of 2020 was primarily due to qualitative loss factors applied to the majority of the company’s loan portfolio for higher state unemployment rates, particularly in Virginia, and a qualitative loss factor to estimate reserve needs for modified loans, as noted previously. Also contributing to the increase in the allowance for loan losses since December 31, 2019 was gross loan growth (excluding PPP loans), and higher specific reserves. Due to the full U.S. government guarantee on PPP loans, the Company has recorded no allowance for loan losses for the $55.5 million of PPP loans outstanding as of June 30, 2020. In future periods, the Company may be required to establish an allowance for loan losses for these loans, which would result in a provision for loan losses charged to earnings.

As of June 30, 2020, other real estate owned (“OREO”) was $1.9 million, consisting of 15 properties (9 of which were land lots), compared to $1.9 million of OREO (18 properties) as of December 31, 2019.

As of June 30, 2020, total deposits were $1.00 billion compared to $910.4 million at December 31, 2019, a $96.5 million increase. Of the increase, $47.3 million and $30.4 million was attributable to higher noninterest-bearing deposit account balances and savings and interest-bearing demand deposit accounts. Higher noninterest-bearing deposit balances were partially attributable to PPP loans, which were funded in these accounts.

Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of June 30, 2020 are presented in the following table.

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$50,722	$65,783	$29,961	$114,474	$260,940	25.9%

As of June 30, 2020, the Company had three fixed rate FHLB advances totaling of $25.0 million and one variable rate FHLB advance totaling $10.0 million outstanding. As of December 31, 2019, the Company had three fixed rate FHLB advances totaling $35.0 million and one variable rate FHLB advance of $10.0 million outstanding. Beginning in the second quarter of 2020, the Company accessed the Federal Reserve Bank of Richmond’s (“FRB”) PPP Liquidity Facility (“PPPLF”), which provides funding for PPP loans at a fixed rate of 35 basis points per year over the term the funded PPP loan is outstanding. PPP loans securing the PPPLF are afforded preferential regulatory capital treatment. As of June 30, 2020 the Company had PPPLF advances totaling $33.2 million. The following table presents various information regarding FHLB and FRB advances as of and for the periods presented.

	Three Months Ended June 30, 2020				Twelve Months Ended December 31, 2019
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB advances	$35,000	$45,000	$37,472	0.97%	$45,000	$100,000	$76,181	2.74%
FRB advances	33,160	33,557	22,684	0.35%	—	—	—	0.00%

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

As of June 30, 2020, cash and cash equivalents totaled $39.4 million; investment securities maturing in one year or less totaled $11.8 million; and loans maturing in one year or less totaled $109.3 million. This resulted in a liquidity ratio as of June 30, 2020 of 13.0% compared to 21.5% as of December 31, 2019. The Company determines this ratio by dividing the sum of cash and cash equivalents, and investment securities and loans maturing in one year or less, by total assets.

As of June 30, 2020, the Company had a secured borrowing line with the FHLB of $294.7 million, with $228.7 million available, and unsecured federal funds lines of credit with various correspondent banks totaling $41.0 million. Federal funds lines of credit are uncommitted and can be cancelled at any time by the lending bank. As noted previously, the Company pledged PPP loans for FRB advances of an equal amount. Additional borrowing availability under the PPPLF, with the pledging of PPP loans, was approximately $22.3 million, as of June 30, 2020.

As of June 30, 2020, other than the potential effect on liquidity of the COVID-19 pandemic, the Company was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on liquidity. Management has and continues to monitor the effects of the COVID-19 pandemic on the Company’s liquidity. For example, management monitors for unusual changes in deposit balances, access to funding sources, draws, amortization of loan balances, and the various liquidity programs offered by the FRB in response to the pandemic. As of June 30, 2020, management believes the COVID-19 pandemic has not had an adverse effect on the Company’s liquidity.

CAPITAL RESOURCES

Capital resources represent funds, earned or obtained, over which a financial institution can exercise greater long-term control in comparison with deposits and borrowed funds. The adequacy of the Company’s capital is reviewed by management on an ongoing basis with reference to size, composition, and quality of the Company’s resources, and consistency with regulatory requirements and industry standards. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses yet allows management to effectively leverage its capital to maximize return to shareholders. The Company’s capital, also known as shareholders’ equity, is comprised primarily of outstanding common stock, additional paid-in capital, and retained earnings.

Shareholders’ equity is primarily affected by net income and net unrealized gains or losses on available-for-sale securities, net of taxes. The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income on the Company’s consolidated balance sheets. Another factor affecting accumulated other comprehensive income is changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in said plan obligations. Shareholders’ equity before accumulated other comprehensive income, net of taxes, was $118.5 million as of June 30, 2020 compared to $126.1 million as of December 31, 2019. The decrease of $7.6 million was primarily attributable to the $8.1 million net loss for the six months ended June 30, 2020, including the $9.8 million after-tax goodwill impairment charge. Accumulated other comprehensive income, net of taxes, increased by $1.1 million from December 31, 2019 to June 30, 2020, due to an increase in net unrealized gains, net of taxes, in the Company’s available-for-sale securities portfolio.

Book value per share of the Company’s common stock, including accumulated other comprehensive income, net of tax, decreased to $8.98 as of June 30, 2020 from $9.51 as of December 31, 2019. This decrease was primarily attributable to the net loss of $8.1 million for the six months ended June 30, 2020.

The Company and the Bank are subject to minimum regulatory capital ratios as defined by the Federal Reserve. As of June 30, 2020, the Company and the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank was “well capitalized” by these guidelines.

The Bank is subject to capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee, and certain changes required by the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of average adjusted assets. The following additional capital requirements related to the capital conservation buffer (promulgated by the Basel III regulatory capital rules) require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will be subject to constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of June 30, 2020 and December 31, 2019, capital ratios of the Bank were in excess of the regulatory conservation buffer levels.

The following tables present capital ratios for the Bank, minimum capital ratios required with conservation buffer, and ratios defined as “well capitalized” by the Bank’s regulators as of the dates stated.

As of June 30, 2020	Actual Ratio	Minimum Capital Requirement Ratio with Conservation Buffer	Minimum to be Well Capitalized
Total risk-based capital	13.38%	10.50%	10.00%
Tier 1 capital	12.18%	8.50%	8.00%
Common equity tier 1	12.18%	7.00%	6.50%
Tier 1 leverage ratio	10.25%	4.00%	5.00%

As of December 31, 2019	Actual Ratio	Minimum Capital Requirement Ratio with Conservation Buffer	Minimum to be Well Capitalized
Total risk-based capital	13.07%	10.50%	10.00%
Tier 1 capital	12.26%	8.50%	8.00%
Common equity tier 1	12.26%	7.00%	6.50%
Tier 1 leverage ratio	10.42%	4.00%	5.00%

OFF BALANCE SHEET COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company offers various financial products to our customers to meet their credit and liquidity needs. These instruments may involve elements of liquidity, credit, and interest rate risk in excess of the amount recognized in the Company’s consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and stand-by letters of credit is represented by the contractual amount of these instruments. Subject to normal credit standards and risk monitoring procedures, the Company makes contractual commitments to extend credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Conditional commitments are issued by the Company in the form of performance stand-by letters of credit, which guarantee the performance of a customer to a third party. The credit risk of issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following table presents off balance sheet commitments as of the dates stated.

	June 30, 2020	December 31, 2019
Total loan commitments outstanding	$150,816	$164,751
Stand-by letters of credit	7,231	6,118

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s reports and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, as of June 30, 2020.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

10.1	Bay Banks of Virginia, Inc. 2020 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

August 7, 2020	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)