Form 10-Q
period 2020-09-30
BAY BANKS OF VIRGINIA INC
filed 2020-11-06
CIK 1034594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,329,695 shares of common stock on October 30, 2020.

FORM 10-Q

For the interim period ending September 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED BALANCE SHEETS

	(unaudited)
(Dollars in thousands, except share data)	September 30, 2020	December 31, 2019 (1)
ASSETS
Cash and due from banks	$9,324	$6,096
Interest-earning deposits	50,069	34,358
Federal funds sold	152	1,359
Certificates of deposit	1,266	2,754
Available-for-sale securities, at fair value	87,853	99,454
Restricted securities	5,022	5,706
Loans receivable, net of allowance for loan losses of $12,899 and $7,562, respectively	1,041,711	916,628
Loans held for sale	2,687	1,231
Premises and equipment, net	17,859	20,141
Accrued interest receivable	4,664	3,035
Other real estate owned, net	1,113	1,916
Bank owned life insurance	20,103	19,752
Goodwill	—	10,374
Mortgage servicing rights	845	935
Core deposit intangible	1,094	1,518
Other assets	7,820	6,666
Total assets	$1,251,582	$1,131,923
LIABILITIES
Noninterest-bearing demand deposits	$190,843	$137,933
Savings and interest-bearing demand deposits	424,001	382,607
Time deposits	412,837	389,900
Total deposits	1,027,681	910,440
Securities sold under repurchase agreements	1,117	6,525
Federal Home Loan Bank advances	25,000	45,000
Federal Reserve Bank advances	32,637	—
Subordinated notes, net of issuance costs	31,083	31,001
Other liabilities	12,635	12,772
Total liabilities	1,130,153	1,005,738
SHAREHOLDERS’ EQUITY
Common stock ($5 par value; authorized - 30,000,000 shares; outstanding - 13,342,104 and 13,261,801 shares, respectively) (2)	66,711	66,309
Additional paid-in capital	36,816	36,658
Unearned employee stock ownership plan shares	(1,326)	(1,525)
Retained earnings	18,012	24,660
Accumulated other comprehensive income, net	1,216	83
Total shareholders’ equity	121,429	126,185
Total liabilities and shareholders’ equity	$1,251,582	$1,131,923

(1)	Derived from audited December 31, 2019 Consolidated Financial Statements.
(2)	Preferred stock is authorized; however, none was outstanding as of September 30, 2020 and December 31, 2019.

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
INTEREST INCOME
Loans, including fees	$11,371	$11,930	$34,013	$34,849
Securities:
Taxable	596	553	1,821	1,725
Tax-exempt	88	113	270	327
Federal funds sold	—	6	2	31
Interest-bearing deposit accounts	6	145	119	432
Certificates of deposit	9	18	37	57
Total interest income	12,070	12,765	36,262	37,421
INTEREST EXPENSE
Deposits	2,104	3,123	7,364	9,019
Securities sold under repurchase agreements	—	4	3	11
Subordinated notes	510	142	1,531	417
Federal Home Loan Bank advances	50	465	374	1,784
Federal Reserve Bank advances	29	—	49	—
Total interest expense	2,693	3,734	9,321	11,231
Net interest income	9,377	9,031	26,941	26,190
Provision for loan losses	869	495	5,673	871
Net interest income after provision for loan losses	8,508	8,536	21,268	25,319
NONINTEREST INCOME
Trust management	220	201	615	621
Service charges and fees on deposit accounts	155	243	529	727
Wealth management	350	185	824	654
Interchange fees, net	149	108	378	330
Other service charges and fees	33	32	94	88
Secondary market sales and servicing	1,082	293	2,015	632
Increase in cash surrender value of bank owned life insurance	117	122	351	362
Net gains (losses) on sales and calls of available-for-sale securities	—	1	29	(1)
Net gains (losses) on disposition of other assets	12	—	5	(2)
Net gains (losses) gains on rabbi trust assets	74	—	(76)	130
Referral fees	86	—	1,052	—
Other	8	15	54	44
Total noninterest income	2,286	1,200	5,870	3,585
NONINTEREST EXPENSE
Salaries and employee benefits	3,801	3,666	11,267	11,532
Occupancy	700	805	2,156	2,510
Data processing	491	541	1,526	1,738
Bank franchise tax	256	209	770	655
Telecommunications and other technology	396	258	1,176	727
FDIC assessments	262	(7)	557	371
Foreclosed property	22	48	58	110
Consulting	54	156	195	418
Advertising and marketing	47	124	140	300
Directors’ fees	187	148	568	525
Audit and accounting	92	193	402	586
Legal	(210)	20	135	130
Core deposit intangible amortization	134	164	425	517
Net other real estate owned losses	176	375	256	441
Goodwill impairment	—	—	10,374	—
Merger-related	1,456	—	1,456	—
Other	782	747	1,947	2,108
Total noninterest expense	8,646	7,447	33,408	22,668
Income (loss) before income taxes	2,148	2,289	(6,270)	6,236
Income tax expense	655	448	378	1,180
Net income (loss)	$1,493	$1,841	$(6,648)	$5,056
Basic and diluted earnings (loss) per share	$0.11	$0.14	$(0.51)	$0.39

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$1,493	$1,841	$(6,648)	$5,056
Other comprehensive income:
Unrealized holding gain on available-for-sale securities arising during the period	63	296	1,463	2,109
Deferred income tax expense on net unrealized gain on available-for-sale securities	(13)	(62)	(307)	(443)
Reclassification of net (gains) losses on sales and calls of available-for-sale securities recognized in net income	—	(1)	(29)	1
Income tax expense on net realized gain on available-for-sale securities	—	—	6	—
Total other comprehensive income	50	233	1,133	1,667
Comprehensive income (loss)	$1,543	$2,074	$(5,515)	$6,723

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	For the Nine Months Ended September 30, 2020
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Income, net	Equity
Balance at beginning of period	13,261,801	$66,309	$36,658	$(1,525)	$24,660	$83	$126,185
Net loss	—	—	—	—	(6,648)	—	(6,648)
Other comprehensive income, net	—	—	—	—	—	1,133	1,133
Stock options exercised, net	16,689	83	5	—	—	—	88
Director and executive stock grant	21,789	109	55	—	—	—	164
Restricted stock awards	45,105	226	(226)	—	—	—	—
Shares repurchased pursuant to ESOP	(3,280)	(16)	(9)	—	—	—	(25)
ESOP collateral release	—	—	—	199	—	—	199
Share-based compensation expense	—	—	333	—	—	—	333
Balance at end of period	13,342,104	$66,711	$36,816	$(1,326)	$18,012	$1,216	$121,429

	For the Nine Months Ended September 30, 2019
				Unearned
				Employee Stock		Accumulated Other
	Shares of		Additional	Ownership		Comprehensive	Total
	Common	Common	Paid-in	Plan	Retained	Income (Loss),	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	net	Equity
Balance at beginning of period	13,201,682	$66,008	$36,972	$(1,734)	$17,557	$(1,327)	$117,476
Net income	—	—	—	—	5,056	—	5,056
Other comprehensive income, net	—	—	—	—	—	1,667	1,667
Stock options exercised, net	5,173	26	(17)	—	—	—	9
Director stock grant	18,396	92	56	—	—	—	148
Restricted stock awards	109,051	545	(545)	—	—	—	—
ESOP collateral release	—	—	—	141	—	—	141
Share-based compensation expense	—	—	315	—	—	—	315
Cumulative effect adjustment of adoption of accounting principle	—	—	—	—	45	—	45
Balance at end of period	13,334,302	$66,671	$36,781	$(1,593)	$22,658	$340	$124,857

	For the Three Months Ended September 30, 2020
				Unearned
				Employee Stock		Accumulated
	Shares of		Additional	Ownership		Other	Total
	Common	Common	Paid-in	Plan	Retained	Comprehensive	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	Income, net	Equity
Balance at beginning of period	13,334,049	$66,670	$36,729	$(1,394)	$16,519	$1,166	$119,690
Net income	—	—	—	—	1,493	—	1,493
Other comprehensive income, net	—	—	—	—	—	50	50
Director and executive stock grant	10,055	51	9	—	—	—	60
Restricted stock forfeitures	(2,000)	(10)	10	—	—	—	—
ESOP collateral release	—	—	—	68	—	—	68
Share-based compensation expense	—	—	68	—	—	—	68
Balance at end of period	13,342,104	$66,711	$36,816	$(1,326)	$18,012	$1,216	$121,429

	For the Three Months Ended September 30, 2019
				Unearned
				Employee Stock		Accumulated Other
	Shares of		Additional	Ownership		Comprehensive	Total
	Common	Common	Paid-in	Plan	Retained	Income (Loss),	Shareholders’
(Dollars in thousands)	Stock	Stock	Capital	Shares	Earnings	net	Equity
Balance at beginning of period	13,332,484	$66,662	$36,699	$(1,668)	$20,817	$107	$122,617
Net income	—	—	—	—	1,841	—	1,841
Other comprehensive income, net	—	—	—	—	—	233	233
Restricted stock awards	1,818	9	(9)	—	—	—	—
ESOP collateral release	—	—	—	75	—	—	75
Share-based compensation expense	—	—	91	—	—	—	91
Balance at end of period	13,334,302	$66,671	$36,781	$(1,593)	$22,658	$340	$124,857

See Notes to Consolidated Financial Statements.

BAY BANKS OF VIRGINIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities
Net (loss) income	$(6,648)	$5,056
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment charge	10,374	—
Depreciation and amortization	1,075	1,279
Net premium amortization on available-for-sale securities	361	397
Amortization of subordinated notes issuance costs	82	13
Amortization of core deposit intangible	425	517
Accretion of fair value adjustment on acquired time deposits	(59)	(96)
Accretion of fair value adjustments on acquired loans	(381)	(993)
Provision for loan losses	5,673	871
Share-based compensation expense	333	315
Deferred income tax benefit	(590)	—
Increase in other real estate owned valuation allowance	290	423
(Gains) losses on sale of other real estate owned	(34)	18
Net (gain) loss on the disposition of fixed and other assets	(5)	2
Decrease in value of mortgage servicing rights	90	67
Increase in cash surrender value of bank owned life insurance	(351)	(362)
Net (gains) losses on sales and calls of available-for-sale securities	(29)	1
Originations of loans held for sale (HFS)	(147,289)	(42,847)
Proceeds from HFS loan sales	147,527	43,411
Gain on HFS sold loans	(1,694)	(464)
Increase in other assets and accrued interest receivable	(702)	(2,914)
(Decrease) increase in other liabilities	(117)	4,438
Net cash provided by operating activities	8,331	9,132
Cash Flows From Investing Activities
Proceeds from maturities, calls, and principal paydowns of available-for-sale securities	24,921	8,196
Purchases of available-for-sale securities	(12,227)	(5,000)
Purchases of restricted securities, net	684	916
Maturities of certificates of deposit	1,488	248
Decrease in federal funds sold	1,207	533
Net increase in loans	(130,921)	(30,300)
Proceeds from sale of other real estate owned	1,093	1,324
Net purchases of premises and equipment	(206)	(167)
Net cash used in investing activities	(113,961)	(24,250)
Cash Flows From Financing Activities
Increase in demand, savings, and other interest-bearing demand deposits	94,304	23,552
Net increase in time deposits	22,996	28,040
Stock options exercised, net	88	9
Net (decrease) increase in securities sold under repurchase agreements and other borrowings	(5,431)	164
Shares repurchased pursuant to ESOP	(25)	—
Decrease in Federal Home Loan Bank advances	(20,000)	(32,000)
Increase in Federal Reserve Bank advances	32,637	—
Net cash provided by financing activities	124,569	19,765
Net increase in cash and due from banks	18,939	4,647
Cash and cash equivalents (including interest-earning deposits) at beginning of period	40,454	26,666
Cash and cash equivalents (including interest-earning deposits) at end of period	$59,393	$31,313
Supplemental Schedule of Cash Flow Information
Cash paid for:
Interest	$9,425	$11,264
Income taxes	650	—
Non-cash investing and financing activities:
Unrealized gain on available-for-sale securities	1,425	2,109
Loans transferred to other real estate owned	546	346
Changes in deferred taxes resulting from other comprehensive income transactions	(301)	(443)
Cumulative effect adjustment of adoption of accounting principle	—	(45)
Employee stock ownership plan transactions	(199)	(141)
Director and executive stock grant	164	148

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

The Bank is a state-chartered bank, headquartered in Richmond, Virginia, and a member of the Federal Reserve System. It serves businesses, professionals, and consumers through 17 banking offices, located in the greater Richmond region, the Northern Neck region, Middlesex County, and the Hampton Roads region of Virginia. The Bank offers a wide range of deposit and loan products to its retail and commercial customers. A substantial amount of the Bank’s deposits are interest-bearing. The majority of the Bank’s loan portfolio is secured by real estate.

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

On August 12, 2020, the Company and Blue Ridge Bankshares, Inc. (“Blue Ridge”) entered into a merger agreement pursuant to which the companies will combine in an all-stock merger (the “Blue Ridge Merger”) to create a leading Virginia-based community bank. Under the terms of the merger agreement, shareholders of the Company will receive 0.50 shares of Blue Ridge common stock for each share of the Company’s common stock they own. Upon completion of the Blue Ridge Merger, the Company’s shareholders will own approximately 54% and Blue Ridge shareholders will own approximately 46% of the combined company’s stock. The Blue Ridge Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of both companies.  The Company anticipates the Blue Ridge Merger will close in the first quarter of 2021.

On April 1, 2017, the Company completed a merger with Virginia BanCorp, Inc. (“Virginia BanCorp”), a bank holding company conducting substantially all of its operations through its subsidiary, Virginia Commonwealth Bank. Immediately following the Company’s merger with Virginia BanCorp, Virginia BanCorp’s subsidiary bank was merged with and into the Company’s banking subsidiary, Bank of Lancaster (collectively, the “Virginia BanCorp Merger”). Bank of Lancaster then changed its name to Virginia Commonwealth Bank.

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

Note 3: Securities

The aggregate amortized costs and fair values of available-for-sale securities as of the dates stated were as follows.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$47,598	$1,277	$(5)	$48,870
State and municipal obligations	18,116	741	(11)	18,846
Corporate bonds	20,154	74	(91)	20,137
Total available-for-sale securities	$85,868	$2,092	$(107)	$87,853

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	(Losses)	Value
U.S. Government agencies and mortgage backed securities	$67,491	$284	$(178)	$67,597
State and municipal obligations	16,238	341	(3)	16,576
Corporate bonds	15,165	116	—	15,281
Total available-for-sale securities	$98,894	$741	$(181)	$99,454

Securities with fair values of $3.5 million and $11.1 million were pledged as collateral for securities sold under repurchase agreements as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, all of the securities pledged for repurchase agreements were state and municipal obligations. All of the repurchase agreements had remaining contractual maturities that were overnight and continuous. Securities sold under repurchase agreements were $1.1 million and $6.5 million as of September 30, 2020 and December 31, 2019, respectively, and are included in liabilities on the consolidated balance sheets. The securities pledged to each agreement are reviewed daily and can be changed at the option of the Bank with minimal risk of loss due to fair value changes.

The following tables present securities in an unrealized loss position as of September 30, 2020 and December 31, 2019, by period of the unrealized loss and number of securities. The unrealized loss positions were primarily related to interest rate movements and not the credit quality of the issuers. All agency securities and state and municipal securities are investment grade or better, and their losses are considered temporary. Corporate bonds include $1.8 million (amortized cost) of subordinated notes issued by Blue Ridge, which the Company expects it will be required to sell in connection with the Blue Ridge Merger. As of September 30, 2020, unrealized losses on the subordinated notes issued by Blue Ridge and owned by the Company totaled $68 thousand. Other than this anticipated sale, management does not intend to sell nor expect to be required to sell these securities, and all amortized cost bases are expected to be recovered.

		Less than 12 months		12 months or more		Total
September 30, 2020	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	4	$392	$(5)	$—	$—	$392	$(5)
Corporate bonds	9	8,680	(91)	—	—	8,680	(91)
State and municipal obligations	1	1,194	(11)	—	—	1,194	(11)
Total temporarily impaired securities	14	$10,266	$(107)	$—	$—	$10,266	$(107)

		Less than 12 months		12 months or more		Total
December 31, 2019	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and mortgage backed securities	38	$12,356	$(53)	$16,930	$(125)	$29,286	$(178)
State and municipal obligations	1	610	(3)	—	—	610	(3)
Total temporarily impaired securities	39	$12,966	$(56)	$16,930	$(125)	$29,896	$(181)

The following table presents the amortized cost and fair value by contractual maturity of available-for-sale securities as of the dates stated. Expected maturities may differ from contractual maturities, as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,557	$10,578	$10,528	$10,563
Due after one year but less than five years	48,326	49,718	49,586	49,921
Due after five years but less than ten years	19,989	20,453	33,332	33,535
Due after ten years	6,996	7,104	5,448	5,435
Total available-for-sale securities	$85,868	$87,853	$98,894	$99,454

Restricted Securities

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $2.1 million and $2.9 million as of September 30, 2020 and December 31, 2019, respectively. The Company also has an investment in the Federal Reserve Bank of Richmond (“FRB”) stock, which totaled $2.7 million and $2.6  million as of September 30, 2020 and December 31, 2019, respectively, and a stock investment in the Bank’s primary correspondent bank totaling $220 thousand as of September 30, 2020 and December 31, 2019. The investments in both FHLB and FRB stock are required investments related to the Bank’s membership with the FHLB and FRB. These securities do not have a readily determinable fair value as their ownership is restricted, and they lack an active market for trading. Additionally, pursuant to charter provisions related to the FHLB and FRB stock, all repurchase transactions of such stock must occur at par. Accordingly, these securities are carried at cost.

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

The following table presents a summary of loans as of the dates stated.

	September 30, 2020	December 31, 2019
Mortgage loans on real estate:
Residential first mortgages	$286,127	$293,913
Commercial mortgages (non-owner occupied)	282,378	196,143
Construction, land and land development	132,502	126,010
Commercial mortgages (owner occupied)	76,225	82,829
Residential revolving and junior mortgages	29,051	31,893
Commercial and industrial	187,219	181,730
Paycheck Protection Program	56,788	—
Consumer	6,443	11,985
Total loans	1,056,733	924,503
Net unamortized deferred loan fees	(2,123)	(313)
Allowance for loan losses	(12,899)	(7,562)
Loans receivable, net	$1,041,711	$916,628

As of September 30, 2020 and December 31, 2019, the Company had $388.4 million and $369.5 million, respectively, of loans pledged to the FHLB as collateral for borrowings. After adjustments by the FHLB, the total lendable collateral was $289.4 million and $288.8 million as of September 30, 2020 and December 31, 2019, respectively.

Beginning on April 3, 2020, the Company has participated in the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Through the PPP, which is administered by the Small Business Administration, the federal government partnered with banks, including the Bank, to provide over $650 billion to small businesses to support payrolls and other operating expenses. PPP loans have a two-year term if originated prior to June 5, 2020 or a five-year term if originated on or subsequent to June 5, 2020 and earn interest at 1% per year. Banks originating PPP loans earn a processing fee of 1%, 3%, or 5% of the loan amount, depending on the size of the loan. The Company believes that the majority of these loans will be forgiven in accordance with the terms of the program, and will be paid in full pursuant to the U.S. government guarantee. As of September 30, 2020, the Company’s PPP loan balances were $56.8 million, and the Company had received $2.4 million of processing fees for originating approximately 700 loans. The Company is accounting for the PPP processing fees in accordance with ASC 310-20, Receivable-Nonrefundable Fees and Other Costs, which requires fees, net of costs, to be deferred and amortized as a component of loan yield over the contractual life of the loan, accelerated for prepayments. Of the $2.4 million of processing fees received in the second and third quarters of 2020, approximately $287 thousand and $532 thousand have been recognized as interest income in the three and nine months ended September 30, 2020, respectively.

From the onset of the global COVID-19 pandemic, the Company has proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. Pursuant to the CARES Act, banks have the option to temporarily suspend certain requirements of GAAP related to troubled debt restructurings (“TDRs”) for a limited period of time if certain conditions are met, such as the borrower was current as of December 31, 2019 and the modification was due to financial conditions due to the COVID-19 pandemic. All loan modifications made by the Company were made on a good faith basis to borrowers who met the requirements for modifications under the CARES Act. As a result of regulatory and accounting guidance regarding such modifications, the loans are not designated as TDRs, as of September 30, 2020.

The following table presents, as of September 30, 2020, the loan balances and number by loan type and the percentage these loans comprise within each loan type for which modifications were made.

	Loan Count	Principal Balance	% of Loan Type
Mortgage loans on real estate:
Residential first mortgages	14	$2,886	1%
Commercial mortgages (non-owner occupied)	23	47,102	17%
Construction, land and land development	13	22,879	17%
Commercial mortgages (owner occupied)	17	10,520	14%
Residential revolving and junior mortgages	1	257	1%
Commercial and industrial	87	17,575	9%
Consumer	2	8	0%
Total	157	$101,227	10%

All loans with COVID-19 Modifications, with the exception of $375 thousand and $509 thousand of loans on nonaccrual and 30-89 days past due, respectively, are reported as current as of September 30, 2020 in the tables that follow.

The following tables present the recorded investment for past due, based upon contractual terms, and nonaccrual loans as of the dates stated. A loan past due 90 days or more is generally placed on nonaccrual unless it is both well-secured and in the process of collection. Loans presented below as 90 days or more past due and still accruing include purchased credit-impaired (“PCI”) loans.

September 30, 2020	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Residential first mortgages	$768	$13	$2,848	$3,629	$282,498	$286,127
Commercial mortgages (non-owner occupied)	—	128	6,107	6,235	276,143	282,378
Construction, land and land development	484	—	899	1,383	131,119	132,502
Commercial mortgages (owner occupied)	48	21	208	277	75,948	76,225
Residential revolving and junior mortgages	61	—	397	458	28,593	29,051
Commercial and industrial	684	—	6,553	7,237	179,982	187,219
Paycheck Protection Program	—	—	—	—	56,788	56,788
Consumer	23		186	209	6,234	6,443
Total loans	$2,068	$162	$17,198	$19,428	$1,037,305	$1,056,733

December 31, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
Mortgage loans on real estate:
Residential first mortgages	$3,904	$16	$1,403	$5,323	$288,590	$293,913
Commercial mortgages (non-owner occupied)	126	—	433	559	195,584	196,143
Construction, land and land development	77	—	417	494	125,516	126,010
Commercial mortgages (owner occupied)	173	—	587	760	82,069	82,829
Residential revolving and junior mortgages	52	—	724	776	31,117	31,893
Commercial and industrial	570	—	670	1,240	180,490	181,730
Consumer	139	—	242	381	11,604	11,985
Total loans	$5,041	$16	$4,476	$9,533	$914,970	$924,503

The increase in nonaccrual loans as of September 30, 2020 compared to December 31, 2019 was primarily due to loans to borrowers adversely affected by the COVID-19 pandemic. These borrowers exhibited weakness and management believes it is probable the borrowers will be unable to meet the contractual payment terms of their loan agreements. As of September 30, 2020, loans representing a significant amount of the increase in balances were current.

The following tables include an aging analysis, based upon contractual terms, of the recorded investment of PCI loans included in the tables above as of the dates stated.

September 30, 2020	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Residential first mortgages	$39	$13	$—	$52	$2,381	$2,433
Commercial mortgages (non-owner occupied)	—	128	—	128	—	128
Construction, land and land development	—	—	—	—	1,368	1,368
Commercial mortgages (owner occupied)	—	21	—	21	203	224
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—
Consumer	—	—	—	—	37	37
Total purchased credit-impaired loans	$39	$162	$—	$201	$3,989	$4,190

December 31, 2019	30-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total PCI Loans
Mortgage loans on real estate:
Residential first mortgages	$239	$16	$—	$255	$2,836	$3,091
Commercial mortgages (non-owner occupied)	126	—	—	126	—	126
Construction, land and land development	—	—	—	—	1,357	1,357
Commercial mortgages (owner occupied)	25	—	—	25	229	254
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	42	42
Total purchased credit-impaired loans	$390	$16	$—	$406	$4,464	$4,870

The following table presents the changes in accretable yield for PCI loans for the periods stated.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance at beginning of period	$702	$858	$973	$1,083
Accretion of acquisition accounting adjustment	(64)	(121)	(203)	(305)
Reclassifications from nonaccretable balance, net	—	6	5	62
Other changes, net	—	250	(137)	153
Balance at end of period	$638	$993	$638	$993

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

Loss – Uncollectible and of such little value that continuance as an asset is not warranted.

The following tables present the Company’s risk rating of loans by loan type as of the dates stated.

	Grade
September 30, 2020	Pass	Special Mention	Substandard	Doubtful	Total Loans
Residential first mortgages	$280,760	$1,890	$3,477	$—	$286,127
Commercial mortgages (non-owner occupied)	236,058	40,084	6,236	—	282,378
Construction, land and land development	103,472	26,764	2,266	—	132,502
Commercial mortgages (owner occupied)	64,993	10,893	339	—	76,225
Residential revolving and junior mortgages	28,140	514	397	—	29,051
Commercial and industrial	166,650	14,607	5,962	—	187,219
Paycheck Protection Program	56,788	—	—	—	56,788
Consumer	5,704	541	198	—	6,443
Total loans	$942,565	$95,293	$18,875	$—	$1,056,733

	Grade
December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Total Loans
Residential first mortgages	$290,322	$1,091	$2,500	$—	$293,913
Commercial mortgages (non-owner occupied)	195,584	—	559	—	196,143
Construction, land and land development	123,916	—	2,094	—	126,010
Commercial mortgages (owner occupied)	81,936	149	744	—	82,829
Residential revolving and junior mortgages	31,084	86	723	—	31,893
Commercial and industrial	177,608	2,289	1,833	—	181,730
Consumer	11,729	—	256	—	11,985
Total loans	$912,179	$3,615	$8,709	$—	$924,503

In March of 2020, the Company downgraded approximately $88.5 million of loans to borrowers in industries highly affected by the COVID-19 pandemic, such as hotels, restaurants, retail, churches, and assisted-living facilities. The majority of the risk rating downgrades due to COVID-19 were from pass grades to special mention, and the majority were in commercial and construction loan types. During the second quarter of 2020, risk ratings for certain loans in these highly affected industries were adjusted as additional information became available. During the third quarter of 2020, an additional $4.7 million of loans were downgraded from pass grades to special mention or substandard.

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

September 30, 2020	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$2,036	$746	$105	$2,887
Loans collectively evaluated for impairment	7,551	2,143	318	10,012
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$9,587	$2,889	$423	$12,899
Loan balances applicable to:
Loans individually evaluated for impairment	$12,249	$5,754	$105	$18,108
Loans collectively evaluated for impairment	789,881	238,253	6,301	1,034,435
Purchased credit-impaired loans	4,153	—	37	4,190
Total loans	$806,283	$244,007	$6,443	$1,056,733
December 31, 2019
Allowance for loan losses applicable to:
Loans individually evaluated for impairment	$878	$49	$112	$1,039
Loans collectively evaluated for impairment	4,494	1,522	507	6,523
Purchased credit-impaired loans	—	—	—	—
Total allowance for loan losses	$5,372	$1,571	$619	$7,562
Loan balances applicable to:
Loans individually evaluated for impairment	$5,502	$455	$112	$6,069
Loans collectively evaluated for impairment	720,458	181,275	11,831	913,564
Purchased credit-impaired loans	4,828	—	42	4,870
Total loans	$730,788	$181,730	$11,985	$924,503

PPP loans are fully guaranteed by the U.S. government; therefore, the Company recorded no allowance for loan losses for these loans as of September 30, 2020. In future periods, the Company may be required to establish an allowance for loan losses for these loans, if, for example, the U.S. government were to eliminate or reduce the guarantee on individual or groups of PPP loans, which would result in a provision for loan losses charged to earnings.

The following tables present an analysis of the change in the ALL by loan type for the periods presented.

For the Three Months Ended September 30, 2020	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$8,863	$2,626	$518	$12,007
Charge-offs	(64)	—	(47)	(111)
Recoveries	72	—	62	134
Provision (recovery of)	716	263	(110)	869
Ending of period	$9,587	$2,889	$423	$12,899

For the Three Months Ended September 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$5,052	$1,537	$890	$7,479
Charge-offs	(209)	—	(345)	(554)
Recoveries	24	1	50	75
Provision	214	114	167	495
Ending of period	$5,081	$1,652	$762	$7,495

For the Nine Months Ended September 30, 2020	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$5,372	$1,571	$619	$7,562
Charge-offs	(315)	—	(303)	(618)
Recoveries	84	—	198	282
Provision (recovery of)	4,446	1,318	(91)	5,673
Ending of period	$9,587	$2,889	$423	$12,899

For the Nine Months Ended September 30, 2019	Mortgage Loans on Real Estate	Commercial and Industrial	Consumer	Total
Beginning of period	$4,967	$1,374	$1,561	$7,902
Charge-offs	(368)	—	(1,163)	(1,531)
Recoveries	67	1	185	253
Provision	415	277	179	871
Ending of period	$5,081	$1,652	$762	$7,495

Provision for loan losses was $5.7 million for the nine months ended September 30, 2020 compared to $871 thousand for the nine months ended September 30, 2019. Provision in 2020 was primarily attributable to qualitative loss factors to provide for losses estimated to have been incurred as of September 30, 2020, as a result of challenges certain borrowers are facing due to the pandemic, evidenced, in part, by loan deferrals and modifications granted to these borrowers, gross loan growth of approximately $71.9 million, excluding PPP loans, and higher specific reserves on impaired loans.

Impaired Loans

The following table presents the recorded investment and the borrowers’ unpaid principal balances for impaired loans, excluding PCI loans, with the associated ALL amount, if applicable, by loan type as of the dates stated.

	As of September 30, 2020			As of December 31, 2019
	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance	Recorded Investment	Borrowers’ Unpaid Principal Balance	Related Allowance
With no related allowance:
Residential first mortgages	$712	$712	$—	$510	$510	$—
Commercial mortgages (non-owner occupied)	3,270	3,270	—	—	—	—
Construction, land and land development	15	15	—	17	17	—
Commercial mortgages (owner occupied)	361	361	—	419	419	—
Residential revolving and junior mortgages	—	—	—	—	—	—
Commercial and industrial	1,014	1,014	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans with no related allowance	5,372	5,372	—	946	946	—
With an allowance recorded:
Residential first mortgages	3,585	3,585	763	2,857	2,857	676
Commercial mortgages (non-owner occupied)	2,838	2,838	651	433	433	58
Construction, land and land development	766	766	546	171	171	44
Commercial mortgages (owner occupied)	657	657	31	1,048	1,048	53
Residential revolving and junior mortgages	45	45	45	47	47	47
Commercial and industrial	4,740	4,740	746	455	455	49
Consumer	105	105	105	112	112	112
Total impaired loans with allowance recorded	12,736	12,736	2,887	5,123	5,123	1,039
Total impaired loans:
Residential first mortgages	4,297	4,297	763	3,367	3,367	676
Commercial mortgages (non-owner occupied)	6,108	6,108	651	433	433	58
Construction, land and land development	781	781	546	188	188	44
Commercial mortgages (owner occupied)	1,018	1,018	31	1,467	1,467	53
Residential revolving and junior mortgages	45	45	45	47	47	47
Commercial and industrial	5,754	5,754	746	455	455	49
Consumer	105	105	105	112	112	112
Total impaired loans	$18,108	$18,108	$2,887	$6,069	$6,069	$1,039

The following table presents the average recorded investment and interest income recognized for impaired loans, excluding PCI loans, by loan type for the periods presented.

	For the Three Months Ended
	September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Residential first mortgages	$714	$8	$1,039	$14
Commercial mortgages (non-owner occupied)	3,263	23	—	—
Construction, land and land development	15	—	326	1
Commercial mortgages (owner occupied)	363	7	427	6
Residential revolving and junior mortgages	—	—	—	—
Commercial and industrial	1,024	13	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance	5,379	51	1,792	21
With an allowance recorded:
Residential first mortgages	3,595	19	3,039	34
Commercial mortgages (non-owner occupied)	1,635	22	434	3
Construction, land and land development	768	5	175	3
Commercial mortgages (owner occupied)	656	8	1,055	14
Residential revolving and junior mortgages	46	1	128	2
Commercial and industrial	3,561	64	1,344	30
Consumer	108	—	118	2
Total impaired loans with allowance recorded	10,369	119	6,293	88
Total impaired loans:
Residential first mortgages	4,309	27	4,078	48
Commercial mortgages (non-owner occupied)	4,898	45	434	3
Construction, land and land development	783	5	501	4
Commercial mortgages (owner occupied)	1,019	15	1,482	20
Residential revolving and junior mortgages	46	1	128	2
Commercial and industrial	4,585	77	1,344	30
Consumer	108	—	118	2
Total impaired loans	$15,748	$170	$8,085	$109

	For the Nine Months Ended
	September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Residential first mortgages	$519	$20	$1,113	$43
Commercial mortgages (non-owner occupied)	1,632	43	—	—
Construction, land and land development	16	1	330	4
Commercial mortgages (owner occupied)	365	19	405	20
Residential revolving and junior mortgages	—	—	—	—
Commercial and industrial	512	25	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance	3,044	108	1,848	67
With an allowance recorded:
Residential first mortgages	3,262	55	3,181	93
Commercial mortgages (non-owner occupied)	1,034	32	436	30
Construction, land and land development	468	11	224	18
Commercial mortgages (owner occupied)	658	25	1,061	42
Residential revolving and junior mortgages	46	3	397	7
Commercial and industrial	1,918	105	672	30
Consumer	109	—	119	6
Total impaired loans with allowance recorded	7,495	231	6,090	226
Total impaired loans:
Residential first mortgages	3,781	75	4,294	136
Commercial mortgages (non-owner occupied)	2,666	75	436	30
Construction, land and land development	484	12	554	22
Commercial mortgages (owner occupied)	1,023	44	1,466	62
Residential revolving and junior mortgages	46	3	397	7
Commercial and industrial	2,430	130	672	30
Consumer	109	—	119	6
Total impaired loans	$10,539	$339	$7,938	$293

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated.

	September 30, 2020	December 31, 2019
Nonaccrual loans	$17,198	$4,476
Nonaccrual loans collectively evaluated for impairment	(1,512)	(1,895)
Nonaccrual impaired loans	15,686	2,581
TDRs on accrual	2,422	3,270
Other impaired loans on accrual	—	218
Total impaired loans	$18,108	$6,069

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

No loans designated as TDRs subsequently defaulted in the twelve months following the restructuring.

The following table presents pre- and post-modification balances for loans newly designated as TDRs for the periods stated.

	For the Three Months Ended
	September 30, 2020			September 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial mortgages (non-owner occupied) (1)	1	220	220	—	—	—

(1)	Modification was an extension of the loan term.

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential first mortgages (1)	1	$391	$391	—	$—	$—
Commercial mortgages (owner occupied) (2)	—	—	—	1	48	52
Commercial mortgages (non-owner occupied) (2)	1	220	220	—	—	—

(1)	Modification was an interest payment deferral.
(2)	Modification was an extension of the loan term.

The following table presents a roll-forward of accruing and nonaccrual TDRs for the period presented.

	Accruing	Nonaccrual	Total
Balance as of December 31, 2019	$3,270	$1,352	$4,622
Charge-offs	(183)	(327)	(510)
Payments and other adjustments	(615)	(36)	(651)
New TDR designation	—	611	611
Release TDR designation	(50)	—	(50)
Transfer	—	—	—
Balance as of September 30, 2020	$2,422	$1,600	$4,022

Note 6: Other Real Estate Owned, net

The following table presents the number and carrying values of properties included in other real estate owned (“OREO”) as of the dates stated.

	September 30, 2020		December 31, 2019
	Number of	Carrying	Number of	Carrying
	Properties	Value	Properties	Value
Residential	4	$228	4	$302
Land	8	625	13	1,354
Commercial properties	1	260	1	260
Total other real estate owned, net	13	$1,113	18	$1,916

One residential mortgage loan of $77 thousand was in the process of foreclosure as of September 30, 2020.

Note 7: Goodwill

The Company’s goodwill resulted from the Merger ($7.6 million) and from the acquisition of five branches during the years 1994 through 2000 ($2.8 million). The Company’s goodwill is tested for potential impairment on at least an annual basis as of September 30, or when a triggering event occurs, in accordance with ASC 350, Intangibles-Goodwill and Other. Management identified that a triggering event occurred in the second quarter of 2020, as a result of the detrimental effect the COVID-19 pandemic has had to the macroeconomic environment, challenges the low interest rate environment has on the banking industry, the decrease in the market value of the Company’s stock, and, in particular, the Company’s stock valuation pursuant to the Blue Ridge Merger. As a result, management performed an impairment analysis and concluded that the Company’s goodwill was impaired, resulting in an impairment charge of $10.4 million, which was recorded in the second quarter of 2020. The goodwill impairment charge is presented as a component of noninterest expense in the Company’s consolidated statements of operations.

Note 8: Leases

For the three and nine months ended September 30, 2020, operating lease expense totaled $226 thousand and $678 thousand, respectively.

The following table presents the right-of-use (“ROU”) assets and lease liabilities as of the date stated. ROU assets and lease liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

September 30, 2020
Operating lease right-of-use assets	$3,708

Current operating lease liabilities	867
Noncurrent lease liabilities	3,091
Total operating lease liabilities	$3,958

The following table presents the weighted average remaining lease term and discount rate associated with operating leases as of the date stated.

September 30, 2020
Weighted average remaining lease term - operating leases	8 years
Weighted average discount rate - operating leases	3.13%

The following table presents a maturity analysis of operating lease liabilities for the five years ending subsequent to September 30, 2020 and in total thereafter.

2020	$220
2021	995
2022	619
2023	370
2024	380
Thereafter	1,908
Total	4,492
Less interest	(534)
Lease liability	$3,958

The following table presents supplemental cash flow information related to operating leases for the periods stated.

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amount included in the measurement of lease liabilities:
Operating cash flows from operating leases	$746	$744
Right-of-use assets obtained in exchange for new operating lease liabilities	—	1,304

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

The weighted average ESOP shares excluded from the computation were 163,036 and 171,613 for the three and nine months ended September 30, 2020, respectively. The weighted average ESOP shares excluded from the computation were 147,383 and 154,376 for the three and nine months ended September 30, 2019, respectively.

For the three months ended September 30, 2020 and the three and nine months ended September 30, 2019, options on and restricted shares totaling 152,047 and 119,047, respectively, were not included in the computation of diluted EPS because their effects would have been anti-dilutive. For the nine months ended September 30, 2020, all options on and restricted shares were not included in the computation of diluted earnings per share because their effects would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,493	$1,841	$(6,648)	$5,056
Weighted average shares outstanding, basic	13,090,035	13,077,600	13,075,761	13,046,694
Dilutive shares:
Stock options	12,679	32,756	—	33,034
Restricted shares	35,276	22,103	—	12,639
Weighted average shares outstanding, dilutive	13,137,990	13,132,459	13,075,761	13,092,367
Basic and diluted income (loss) per share	$0.11	$0.14	$(0.51)	$0.39

Note 10: Borrowings

FRB Borrowings

In the second quarter of 2020, the Company began participating in the Federal Reserve Bank of Richmond’s PPP Liquidity Facility (“PPPLF”), which allows banks to pledge PPP loans as collateral in exchange for advances. The PPPLF advances are at 100% of the PPP loan value and term, have a fixed cost of 35 basis points, and receive favorable regulatory capital treatment. As of September 30, 2020, these FRB borrowings were comprised of six PPPLF advances, totaling $32.6 million with maturities ranging from 553 days to 560 days.

FHLB Borrowings

As of September 30, 2020 and December 31, 2019, the Bank had $25.0 and $45.0 million, respectively, of outstanding FHLB borrowings, consisting of three and four advances, respectively. Advances on the FHLB line are secured by a blanket lien on qualified one-to-four family real estate, commercial real estate, and multifamily residential loans. Immediately available credit as of September 30, 2020 was $252.4 million against a total line of credit of $308.4 million. As of September 30, 2020, the Bank had $31.0 million of letters of credit issued by the FHLB for the benefit of the Virginia Department of the Treasury as collateral for public deposits held by the Bank to comply with the Security of Public Deposits Act. The $31.0 million is not an outstanding borrowing as of September 30, 2020, but does reduce the available credit under the FHLB credit line.

The following table presents information regarding the FHLB advances outstanding as of September 30, 2020.

			Stated	Maturity
	Balance	Originated	Interest Rate	Date
Convertible	$10,000	2/28/2020	0.56%	2/28/2030
Fixed rate credit	5,000	9/8/2020	0.24%	10/8/2020
Fixed rate credit	10,000	9/24/2020	0.22%	10/23/2020
Total FHLB borrowings	$25,000

Subordinated Notes

On May 28, 2015, the Company issued $7.0 million of subordinated notes (the “2025 Notes”) with a maturity date of May 28, 2025 and that bear interest, payable on the first of March and September of each year, at a fixed interest rate of 6.50% per year. The Company has the right to redeem the 2025 Notes, in whole or in part, without premium or penalty, at any interest payment date after May 28, 2020, but in all cases in a principal amount with integral multiples of $1,000, plus interest accrued and unpaid through the date of redemption. The 2025 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness. The 2025 Notes qualify as Tier 2 capital for regulatory reporting; however, the amount qualifying as capital is reduced by 20% annually beginning at the quarter end after the first redemption date, which occurred in the second quarter of 2020. The aggregate carrying value of the 2025 Notes, including capitalized, unamortized debt issuance costs, was $6.9 million at both September 30, 2020 and December 31, 2019. For the three and nine months ended September 30, 2020, the effective interest rate on the 2025 Notes was 6.82%. For the three and nine months ended September 30, 2019, the effective interest rate on the 2025 Notes was 6.82%.

On October 7, 2019, the Company issued $25.0 million in fixed-to-floating rate subordinated notes due 2029 (the “2029 Notes”). The 2029 Notes bear interest at 5.625% per year, beginning October 7, 2019 through October 14, 2024, payable semi-annually in arrears. From October 15, 2024 through October 14, 2029, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per year equal to the then current three-month Secured Overnight Funding Rate (“SOFR”) (as defined in the 2029 Notes) plus 433.5 basis points, payable quarterly in arrears. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s existing and future senior indebtedness and rank in parity with the 2025 Notes. The 2029 Notes qualify as Tier 2 capital for regulatory reporting. Beginning on October 15, 2024 through maturity, the 2029 Notes may be redeemed, at the Company's option, on any scheduled interest payment date. The 2029 Notes will mature on October 15, 2029. The aggregate carrying value of the 2029 Notes, including capitalized, unamortized debt issuance costs, was $24.2 million and $24.1 million at September 30, 2020 and December 31, 2019, respectively. For both the three and nine months ended September 30, 2020, the effective interest rate on the 2029 Notes was 6.21%.

ESOP Debt

The aggregate carrying value of debt secured by shares of Company stock, issued and outstanding, held in the Company’s ESOP was $1.3 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively, and was included in other liabilities on the consolidated balance sheets. As of September 30, 2020, the debt was comprised of three fixed rate amortizing notes, which carry an interest rate of 3.25% with maturity dates ranging from March 1, 2025 to November 1, 2026, and two variable rate amortizing notes (interest rate of 5.50% as of September 30, 2020) with maturity dates ranging from June 14, 2024 to December 31, 2027. Shares that collateralize these loans are not allocated to ESOP participants’ accounts.

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

A third-party model is used to determine fair value, which establishes pools of performing loans, calculates cash flows for each pool, and applies a discount rate to each pool. Loans are segregated into 12 pools based on each loan’s term and seasoning (age). All loans have fixed interest rates. Cash flows are then estimated by utilizing assumed service costs and prepayment speeds. Monthly service costs were assumed to be $6.00 and $6.50 per loan as of September 30, 2020 and December 31, 2019, respectively. Prepayment speeds are determined primarily based on the average interest rate of the loans in each pool. The prepayment scale used is the Public Securities Association (“PSA”) model, where “100% PSA” means prepayments are zero in the first month, then increase by 0.2% of the loan balance each month until reaching 6.0% in month 30. Thereafter, the 100% PSA model assumes an annual prepayment of 6.0% of the remaining loan balance. The average PSA speed assumption in the fair value model is 304% and 187% as of September 30, 2020 and December 31, 2019, respectively. A discount rate of 12.0% and 12.5% was then applied to each pool as of September 30, 2020 and December 31, 2019, respectively. The discount rate is intended to represent the estimated market yield for the highest quality grade of comparable servicing. MSR assets are classified as Level 3.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of the dates stated.

		Fair Value Measurements as of September 30, 2020 Using
	Balance as of September 30, 2020	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$48,870	$—	$48,870	$—
State and municipal obligations	18,846	—	18,846	—
Corporate bonds	20,137	—	14,464	5,673
Total available-for-sale securities	$87,853	$—	$82,180	$5,673
MSR assets	$845	$—	$—	$845
Rabbi trust assets	$959	$959	$—	$—

		Fair Value Measurements as of December 31, 2019 Using
	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Available-for-sale securities:
U. S. Government agencies and mortgage backed securities	$67,597	$7,024	$60,573	$—
State and municipal obligations	16,576	—	16,576	—
Corporate bonds	15,281	2,000	10,631	2,650
Total available-for-sale securities	$99,454	$9,024	$87,780	$2,650
MSR assets	$935	$—	$—	$935
Rabbi trust assets	$1,082	$1,082	$—	$—

The following table presents the change in financial assets valued using Level 3 inputs for the periods stated.

	MSR Assets	Corporate Bonds
Balance as of January 1, 2020	$935	$2,650
Purchases	—	1,000
Transfers from Level 2 to Level 3	—	2,028
Fair value adjustments	(90)	(5)
Sales	—	—
Balance as of September 30, 2020	$845	$5,673

As of September 30, 2020, seven corporate bonds totaling $5.7 million were reported at their respective purchase prices and as Level 3 assets in the fair value hierarchy as there were no observable market prices for similar investments.

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

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on either the discounted cash flows of the loan or the fair value of the collateral, if any, less estimated costs to sell, if the loan is collateral-dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. Any given loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable business’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.

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

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated.

		Fair Value Measurements as of September 30, 2020 Using
	Balance as of September 30, 2020	Level 1	Level 2	Level 3
Impaired loans, net	$9,849	$—	$—	$9,849
Other real estate owned, net	1,113	—	—	1,113

		Fair Value Measurements as of December 31, 2019 Using
	Balance as of December 31, 2019	Level 1	Level 2	Level 3
Impaired loans, net	$4,084	$—	$—	$4,084
Other real estate owned, net	1,916	—	—	1,916

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated.

	Balance as of September 30, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$9,849	Discounted appraised value	Selling Cost Lack of Marketability	7% 13%-93% (23%)
		Discounted cash flows	Discount rate	6%-7% (6%)
		Enterprise Value ("EV")	EV Multiple	7.0-12.9 (7.1)
Other real estate owned, net	1,113	Discounted appraised value	Selling Cost Lack of Marketability	0%-8% (6%) 41%-65% (58%)

Of the $9.8 million of impaired loans as of September 30, 2020, $5.7 million were evaluated for impairment using an EV valuation technique, as the Company owns a percentage of nationally syndicated loans to two publicly traded companies and one private conglomerate. EV is estimated using a multiple of earnings before income taxes, depreciation, and amortization (“EBITDA”). EBITDA estimates were developed based on historical and projected performance of these companies while the EV multiple was derived based on publicly available data of these borrower’s respective peer companies and industries.

	Balance as of December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans, net	$4,084	Discounted appraised value	Selling Cost Lack of Marketability	7% 13%-100% (24%)
		Discounted cash flows	Discount rate	6%-7% (6%)
Other real estate owned, net	1,916	Discounted appraised value	Selling Cost Lack of Marketability	6%-10% (8%) 18%-100% (47%)

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

The fair value of FHLB advances is estimated by discounting the future cash flows using current interest rates offered for similar advances (Level 2). FRB advances as of September 30, 2020 consist of advances from the PPPLF, which are fixed in rate at 35 basis points annually and have maturity dates that the Company considers to be short-term in nature. As a result, the Company believes that the carrying value of FRB advances approximates fair value (Level 1).

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

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of September 30, 2020 Using
	September 30, 2020	September 30, 2020	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$9,324	$9,324	$9,324	$—	$—
Interest-earning deposits	50,069	50,069	50,069	—	—
Federal funds sold	152	152	152	—	—
Certificates of deposit	1,266	1,266	—	1,266	—
Restricted securities	5,022	5,022	—	—	5,022
Loans receivable, net	1,041,711	1,041,429	—	—	1,041,429
Loans held for sale	2,687	2,687	—	2,687	—
Accrued interest receivable	4,664	4,664	—	4,664	—
Financial Liabilities:
Noninterest-bearing demand deposits	$190,843	$190,843	$190,843	$—	$—
Savings and interest-bearing demand deposits	424,001	424,001	424,001	—	—
Time deposits	412,837	419,752	—	—	419,752
Securities sold under repurchase agreements	1,117	1,117	1,117	—	—
FHLB advances	25,000	24,849	—	24,849	—
FRB advances	32,637	32,637	32,637	—	—
Subordinated notes, net	31,083	33,087	—	—	33,087

	Carrying Value as of	Fair Value as of	Fair Value Measurements as of December 31, 2019 Using
	December 31, 2019	December 31, 2019	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$6,096	$6,096	$6,096	$—	$—
Interest-earning deposits	34,358	34,358	34,358	—	—
Federal funds sold	1,359	1,359	1,359	—	—
Certificates of deposit	2,754	2,754	—	2,754	—
Restricted securities	5,706	5,706	—	—	5,706
Loans receivable, net	916,628	910,678	—	—	910,678
Loans held for sale	1,231	1,231	—	1,231	—
Accrued interest receivable	3,035	3,035	—	3,035	—
Financial Liabilities:
Noninterest-bearing demand deposits	$137,933	$137,933	$137,933	$—	$—
Savings and interest-bearing demand deposits	382,607	382,607	382,607	—	—
Time deposits	389,900	392,562	—	—	392,562
Securities sold under repurchase agreements	6,525	6,525	6,525	—	—
FHLB advances	45,000	44,936	—	44,936	—
Subordinated notes, net	31,001	32,552	—	—	32,552

Note 12: Changes in Accumulated Other Comprehensive Income (Loss), net

The components of accumulated other comprehensive income (loss), net of deferred income taxes, are presented in the following tables for the periods presented.

	For the Three Months Ended September 30, 2020
	Net Unrealized Gains on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income, net
Balance as of July 1, 2020	$1,520	$(354)	$1,166
Change in net unrealized holding gain on available-for-sale securities, net of deferred income tax expense of $13	50	—	50
Balance as of September 30, 2020	$1,570	$(354)	$1,216

	For the Three Months Ended September 30, 2019
	Net Unrealized Gains on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income, net
Balance as of July 1, 2019	$182	$(75)	$107
Change in net unrealized holding gain on available-for-sale securities, net of deferred income tax expense of $62	233	—	233
Balance as of September 30, 2019	$415	$(75)	$340

	For the Nine Months Ended September 30, 2020
	Net Unrealized Gains on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income, net
Balance as of January 1, 2020	$437	$(354)	$83
Change in net unrealized holding gain on available-for-sale securities, net of deferred tax expense of $307	1,156	—	1,156
Reclassification for previously unrealized net gains recognized in net income, net of income tax expense of $6	(23)	—	(23)
Balance as of September 30, 2020	$1,570	$(354)	$1,216

	For the Nine Months Ended September 30, 2019
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Pension and Post-retirement Benefit Plans	Accumulated Other Comprehensive Income (Loss), net
Balance as of January 1, 2019	$(1,252)	$(75)	$(1,327)
Change in net unrealized holding gain on available-for-sale securities, net of deferred income tax expense of $443	1,667	—	1,667
Balance as of September 30, 2019	$415	$(75)	$340

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

ANTICIPATED MERGER WITH BLUE RIDGE BANKSHARES, INC.

On August 12, 2020, the Company and Blue Ridge Bankshares, Inc. (“Blue Ridge”) entered into a definitive merger agreement pursuant to which the companies will combine in an all-stock merger (the “ Blue Ridge Merger”) to create a leading Virginia-based community bank. Under the terms of the merger agreement, shareholders of the Company will receive 0.50 shares of Blue Ridge common stock for each share of the Company’s common stock they own. Upon completion of the Blue Ridge Merger, the Company’s shareholders will own approximately 54% and Blue Ridge shareholders will own approximately 46% of the combined company’s stock. The Blue Ridge Merger is subject to customary closing conditions, including regulatory approvals and approval from the shareholders of both companies. The Company anticipates the Blue Ridge Merger will close in the first quarter of 2021.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements concerning the Company’s expectations, plans, objectives, future financial performance, and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. These forward-looking statements include statements about the Company’s plans, obligations, expectations and intentions, and other statements that are not historical facts. Words such as “anticipates,” “believes,” “intends,” “should,” “expects,” “will,” and variations of similar expressions are intended to identify forward-looking statements. Factors that could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to: the effect of the COVID-19 pandemic, including its potential adverse effect on economic conditions, and the Company’s employees, customers, loan losses, and financial performance; changes in interest rates, general economic conditions, the ability to close the Blue Ridge Merger on the expected terms and schedule; difficulties, delays and unforeseen costs in completing the Blue Ridge Merger and in integrating the Company’s and Blue Ridge’s businesses; the ability to realize cost savings and other benefits of the Blue Ridge Merger; business disruption during the pendency of or following the Blue Ridge Merger; the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System (the “Federal Reserve”); the quality or composition of the loan and investment portfolios; demand for loan products; deposit flows; competition; expansion activities; demand for financial services in the Company’s market area; accounting principles, policies, and guidelines; changes in banking, tax, and other laws and regulations and interpretations or guidance thereunder; and other factors detailed in the Company’s publicly filed documents, including the factors described in Item 1A., “Risk Factors,” in the 2019 Form 10-K and in this Quarterly Report on Form 10-Q. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made.

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

OVERVIEW OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Net income for the three months ended September 30, 2020 and 2019 was $1.5 million and $1.8 million, respectively. Diluted earnings per share was $0.11 for the three months ended September 30, 2020 compared to $0.14 for the three months ended September 30, 2019. Net (loss) income for the nine months ended September 30, 2020 and 2019 was ($6.6) million and $5.1 million, respectively. The results of operations for the nine months ended September 30, 2020 included a $10.4 million charge for the impairment of goodwill. In addition to the goodwill impairment charge, net income (loss) for the three and nine months ended September 30, 2020 included loan loss provision expense of $869 thousand and $5.7 million, respectively, a significant portion of which related to estimated reserve needs as a result of the COVID-19 pandemic. The

$10.4 million goodwill impairment charge resulted from a second quarter impairment assessment triggered primarily by the adverse effect the deterioration of the macroeconomic environment due to the COVID-19 pandemic has had on the Company’s market value relative to its book value. For the three months ended September 30, 2020, results included approximately $1.5 million of expenses incurred in connection with the anticipated Blue Ridge Merger.

•

Income before income taxes was $2.1 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $141 thousand. (Loss) income before income taxes was $(6.3) million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $12.5 million, driven primarily by the $10.4 million goodwill impairment charge and higher loan loss provision expense reported in the 2020 period.

•	Return (loss) on average assets (annualized) decreased to 0.48% and (0.73%) for the three and nine months ended September 30, 2020, respectively, from 0.66% and 0.61% for the comparable 2019 periods.
•	Return (loss) on average equity (annualized) decreased to 4.95% and (7.08%) for the three and nine months ended September 30, 2020, respectively, from 5.97% and 5.65% for the comparable 2019 periods.
•	Total assets increased $119.7 million to $1.25 billion as of September 30, 2020 from $1.13 billion as of December 31, 2019.
•

Loans, net of allowance for loan losses were $1.04 billion as of September 30, 2020 compared to $916.6 million as of December 31, 2019, an increase of $125.1 million, including $56.8 million of Paycheck Protection Program (“PPP”) loans originated in the second and third quarters of 2020. Excluding PPP loans, net loan growth for the first nine months of 2020 was $68.3 million, an annualized growth rate of 10%.

•

The Company has participated in the PPP under the Coronavirus Aid, Relief, and Economic Security Act, closing nearly 700 loans totaling $56.8 million and receiving $2.4 million in processing fees. Of the processing fees received, $287 thousand and $532 thousand were recognized in interest income in the third quarter and year-to-date period ended September 30, 2020, respectively, while the remaining fees were deferred and will be recognized over the life of the loans, accelerated for pre-payments.

•

Allowance for loan losses increased $5.3 million to $12.9 million, or 1.22% of gross loans, as of September 30, 2020 from $7.6 million, or 0.82% of gross loans, as of December 31, 2019. The 40 basis point increase in the ratio of allowance for loan losses to total gross loans for the first nine months of 2020 was primarily due to a qualitative loss factor to provide for losses estimated to have been incurred as of September 30, 2020, as a result of challenges certain borrowers are facing due to the pandemic, evidenced, in part, by loan deferrals and modifications granted to these borrowers, gross loan growth, excluding PPP loans, general reserves for higher unemployment rates in the 2020 period, particularly in Virginia, and higher specific reserves on impaired loans.

•

Total deposits increased by $117.2 million, or 12.9%, to $1.03 billion as of September 30, 2020 from $910.4 million as of December 31, 2019. Of the $117.2 million increase in deposits in the nine months ended September 30, 2020, $52.9 million and $41.4 million was attributable to higher noninterest-bearing account balances and savings and interest-bearing demand deposit accounts, respectively, the growth of which was partially attributable to PPP loans, which were funded in these accounts.

•

The ratio of nonperforming assets to total assets increased to 1.46% as of September 30, 2020 from 0.56% as of December 31, 2019. This increase was primarily attributable to higher nonaccrual loan balances of $12.7 million, mainly commercial and industrial loans and commercial mortgages (non-owner occupied) to borrowers adversely affected by the COVID-19 pandemic.

•

Capital levels and regulatory capital ratios for the Bank were above regulatory minimums for well-capitalized banks as of September 30, 2020, with a total capital ratio and tier 1 leverage ratio of 13.68% and 10.47%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents average interest-earning assets and interest-bearing liabilities, taxable-equivalent yields on such assets, and rates (costs) paid on such liabilities, net interest margin (“NIM”), and net interest spread, as of and for the periods stated. Yields and costs are annualized.

	Average Balances, Income and Expense, Yields and Rates
	As of and For the Three Months Ended September 30,
	2020			2019			2020 Compared to 2019
	Average	Income/	Yield/	Average	Income/	Yield/	Income/ Expense	Variance Attributable to (8)
	Balance	Expense	Cost	Balance	Expense	Cost	Variance	Rate	Volume
ASSETS:
Taxable securities	$83,990	$596	2.82%	$71,752	$553	3.06%	$43	$(51)	$94
Tax-exempt securities (1)	14,558	111	3.04%	16,086	143	3.53%	(32)	(18)	(14)
Total securities	98,548	707	2.86%	87,838	696	3.14%	11	(69)	81
Gross loans (2) (3)	1,057,005	11,371	4.28%	923,606	11,930	5.12%	(559)	(2,277)	1,718
Interest-earning deposits and federal funds sold	35,336	6	0.07%	28,301	151	2.12%	(145)	(182)	37
Certificates of deposits	1,781	9	2.01%	3,498	18	2.04%	(9)	(0)	(9)
Total interest-earning assets	$1,192,670	$12,093	4.03%	$1,043,243	$12,795	4.87%	$(702)	$(2,529)	$1,828
Noninterest-earning assets	54,319			62,168
Total average assets	$1,246,989			$1,105,411
LIABILITIES:
Savings deposits	$64,852	$17	0.10%	$57,770	$40	0.27%	$(23)	$(28)	$5
Demand deposits	86,863	22	0.10%	71,905	26	0.14%	(4)	(9)	5
Time deposits (4)	407,866	1,743	1.70%	392,868	2,163	2.18%	(420)	(502)	82
Money market deposits	266,691	322	0.48%	241,360	894	1.47%	(572)	(666)	94
Total interest-bearing deposits	826,272	2,104	1.01%	763,903	3,123	1.62%	(1,019)	(1,205)	186
Securities sold under repurchase agreements	1,097	1	0.36%	6,439	4	0.25%	(3)	—	(3)
Subordinated notes and ESOP debt	32,436	510	6.24%	8,550	142	6.59%	367	(29)	396
FHLB advances	33,370	50	0.60%	72,500	465	2.54%	(415)	(165)	(250)
FRB advances	32,637	29	0.35%	—	—	0.00%	29	29	—
Total interest-bearing liabilities	$925,812	$2,694	1.16%	$851,392	$3,734	1.74%	$(1,040)	$(1,369)	$328
Noninterest-bearing deposits	188,852			123,541
Other noninterest-bearing liabilities	11,755			9,919
Total average liabilities	1,126,419			984,852
Average shareholders' equity	120,570			120,559
Total average liabilities and shareholders' equity	$1,246,989			$1,105,411
Net interest income and NIM (5)		$9,399	3.14%		$9,061	3.45%	$338	$(1,160)	$1,499
Total cost of funds (6)			0.96%			1.52%
Net interest spread (7)			2.88%			3.13%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value discounts on loans acquired in the Virginia BanCorp Merger of $97 thousand and $357 thousand for the three months ended September 30, 2020 and 2019, respectively.
(4)

Includes amortization of fair value adjustments on time deposits assumed in the Virginia BanCorp Merger of $17 thousand and $31 thousand for the three months ended September 30, 2020 and 2019, respectively.

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

Interest income, on a taxable-equivalent basis, for the three months ended September 30, 2020 was $12.1 million, a decrease of $702 thousand from the third quarter of 2019, primarily attributable to lower yields on loans and lower accretion of acquired loan discounts in the 2020 period, discussed below. The decline in yields and accretion income was partially offset by higher average balances of interest-earning assets of $1.19 billion in the 2020 period compared to $1.04 billion in the 2019 period, an increase of $149.4 million ($133.4 million attributable to gross loans). Yields on average interest-earning assets were 4.03% and 4.87% for the third quarters of 2020 and 2019, respectively. Yields on average interest-earning assets in the third quarter of 2020 were negatively affected by lower yields on loans originated, including PPP loans, the repricing of variable rate loans, and lower accretion of loans acquired in the Company’s April 2017 merger with Virginia BanCorp, Inc. (“Virginia BanCorp Merger”), which had a negative 10 basis point effect. Accretion of discounts on loans acquired in the Virginia BanCorp Merger was $97 and $357 thousand in the third quarters of 2020 and 2019, respectively.

Average interest-earning assets comprised 95.6% and 94.4% of the Company’s average assets for the three months ended September 30, 2020 and 2019, respectively.

Interest expense for the three months ended September 30, 2020 was $2.7 million, a decrease of $1.04 million from the third quarter of 2019, primarily attributable to lower cost of funds (primarily cost of deposits), which was 0.96% in the 2020 period compared to 1.52% in the 2019 period. The decrease in cost of funds was reflective of the Company’s efforts to reduce deposit rates, and higher average balances noninterest-bearing demand deposit accounts in the 2020 period of $65.3 million. Average interest-bearing liabilities increased by $74.4 million to $925.8 million in the 2020 period from $851.4 million in the 2019 period.

Net interest income, on a taxable-equivalent basis, for the three months ended September 30, 2020, was $9.4 million, an increase of $338 thousand from the three months ended September 30, 2019. Net interest margin was 3.14% for the third quarter of 2020 compared to 3.45% for the third quarter of 2019. The decrease in NIM was primarily attributable to lower yields on loans, partially offset by lower cost of funds.

	Average Balances, Income and Expense, Yields and Rates
	As of and For the Nine Months Ended September 30,
	2020			2019			2020 Compared to 2019
	Average	Income/	Yield/	Average	Income/	Yield/	Income/ Expense	Variance Attributable to (8)
	Balance	Expense	Cost	Balance	Expense	Cost	Variance	Rate	Volume
ASSETS:
Taxable securities	$84,408	$1,821	2.88%	$70,549	$1,725	3.27%	$96	$(243)	$339
Tax-exempt securities (1)	14,802	343	3.10%	17,436	414	3.17%	(71)	(8)	(63)
Total securities	99,210	2,164	2.91%	87,985	2,139	3.25%	25	(251)	277
Gross loans (2) (3)	1,007,142	34,013	4.51%	916,289	34,849	5.08%	(836)	(4,295)	3,459
Interest-earning deposits and federal funds sold	34,836	119	0.46%	27,088	463	2.29%	(344)	(476)	133
Certificates of deposits	2,415	37	2.05%	3,653	57	2.09%	(20)	(1)	(19)
Total interest-earning assets	1,143,603	36,333	4.24%	1,035,015	37,508	4.85%	$(1,175)	$(5,022)	$3,848
Noninterest-earning assets	63,543			61,893
Total average assets	$1,207,146			$1,096,908
LIABILITIES:
Savings deposits	$61,005	$74	0.16%	$57,648	$128	0.30%	$(54)	$(61)	$7
Demand deposits	79,833	67	0.11%	73,727	95	0.17%	(28)	(36)	8
Time deposits (4)	408,990	5,724	1.87%	382,179	6,036	2.11%	(312)	(736)	424
Money market deposits	263,845	1,499	0.76%	239,548	2,760	1.54%	(1,261)	(1,541)	280
Total interest-bearing deposits	813,673	7,364	1.21%	753,102	9,019	1.60%	(1,655)	(2,374)	719
Securities sold under repurchase agreements	2,171	3	0.18%	6,418	11	0.23%	(8)	—	(8)
Subordinated notes and ESOP debt	32,470	1,531	6.30%	8,578	417	6.50%	1,114	(49)	1,163
FHLB advances	37,354	374	1.34%	86,015	1,784	2.77%	(1,410)	(400)	(1,010)
FRB advances	18,492	49	0.35%	—	—	0.00%	49	49	-
Total interest-bearing liabilities	904,160	9,321	1.38%	854,113	11,231	1.76%	$(1,910)	$(2,774)	$863
Noninterest-bearing deposits	166,012			116,055
Other noninterest-bearing liabilities	11,829			7,404
Total average liabilities	1,082,001			977,572
Average shareholders' equity	125,145			119,336
Total average liabilities and shareholders' equity	$1,207,146			$1,096,908
Net interest income and NIM (5)		$27,012	3.16%		$26,277	3.39%	$735	$(2,249)	$2,985
Total cost of funds (6)			1.16%			1.55%
Net interest spread (7)			2.87%			3.09%

(1)	Income and yield on tax-exempt securities assumes a federal income tax rate of 21%.
(2)	Includes loan fees and nonaccrual loans.
(3)	Includes accretion of fair value discounts on loans acquired in the Virginia BanCorp Merger of $381 thousand and $993 thousand for the nine months ended September 30, 2020 and 2019, respectively.
(4)

Includes amortization of fair value adjustments on time deposits assumed in the Virginia BanCorp Merger of $59 thousand and $96 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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

Interest income, on a taxable-equivalent basis, for the nine months ended September 30, 2020 was $36.3 million, a decrease of $1.2 million from the nine months ended September 30, 2019, primarily attributable to lower yields on loans and lower accretion of acquired loan discounts in the 2020 period. Yields on average interest-earning assets were 4.24% and 4.85% for the nine months ended September 30, 2020 and 2019, respectively. The lower yield on average interest-earning assets in the 2020 period was primarily due to lower yields on loans originated during the period, the repricing of variable rate loans, the addition of lower yielding PPP loans, which had a negative 3 basis point effect on yield, and lower accretion of acquired loan discounts, which had a negative 8 basis point effect on yield. Partially offsetting these negative effects were higher average balances of gross loans in the 2020 period of $90.9 million.

Average interest-earning assets comprised 94.7% and 94.4% of the Company’s total average assets for the nine months ended September 30, 2020 and 2019, respectively.

Interest expense for the nine months ended September 30, 2020 was $9.3 million, a decrease of $1.9 million from the nine months ended September 30, 2019, primarily attributable to lower cost of funds of 1.16% in the 2020 period compared to 1.55% in the 2019 period, partially offset by higher average interest-bearing liabilities of $50.0 million in the 2020 period. Lower cost of funds in the first nine months of 2020 was primarily reflective of the Company’s efforts to reduce deposit rates since mid-2019, lower borrowing costs, particularly Federal Home Loan Bank of Atlanta (“FHLB”) advances, and higher average balances of noninterest-bearing demand accounts of $50.0 million in the 2020 period.

Net interest income, on a taxable-equivalent basis, for the nine months ended September 30, 2020 was $27.0 million, an increase of $735 thousand from $26.2 million for the nine months ended September 30, 2019.

NIM was 3.16% for the first nine months of 2020 compared to 3.39% for the same period in 2019. Lower NIM in the 2020 period was primarily due to lower yields on average interest-earning assets, primarily loans, and lower accretion of acquired loan discounts, partially offset by lower cost of funds.

The Company expects NIM to continue to be negatively affected in the periods subsequent to September 30, 2020, as a result of declines in market interest rates, most notably the federal funds rate, and competition among financial institutions to attract the most credit-worthy borrowers.

PROVISION FOR LOAN LOSSES

Provision for loan losses was $869 thousand and $495 thousand for the three months ended September 30, 2020 and 2019, respectively. Provision for loan losses in the 2020 period was primarily attributable to specific reserves on loans to borrowers adversely effected by the COVID-19 pandemic.

Provision for loan losses was $5.7 million and $871 thousand for the first nine months of 2020 and 2019, respectively. Provision for loan losses in the 2020 period was primarily attributable to qualitative loss factors for increases in state unemployment rates, including Virginia, and for losses estimated to have been incurred as of September 30, 2020 as a result of challenges certain borrowers are facing due to the COVID-19 pandemic, evidenced, in part, by loan deferrals and modifications granted to these borrowers. Also contributing to higher provision in the 2020 period was gross loan growth, excluding PPP loans, of approximately $71.9 million, and higher specific reserves on impaired loans. The Company recorded no provision for loan losses for PPP loans due to the U.S. government guarantee.

NONINTEREST INCOME

The following table presents a summary of noninterest income and the dollar and percentage change for the periods presented.

	Three Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change
Trust management	220	201	19	9.5%
Service charges and fees on deposit accounts	155	243	(88)	(36.2%)
Wealth management	350	185	165	89.2%
Interchange fees, net	149	108	41	38.0%
Other service charges and fees	33	32	1	3.1%
Secondary market sales and servicing	1,082	293	789	269.3%
Increase in cash surrender value of bank owned life insurance	117	122	(5)	(4.1%)
Net gains on sales and calls of available-for-sale securities	—	1	(1)	(100.0%)
Net gains on disposition of other assets	12	—	12	100.0%
Net gains on rabbi trust assets	74	—	74	100.0%
Referral fees	86	—	86	100.0%
Other	8	15	(7)	(46.7%)
Total noninterest income	$2,286	$1,200	$1,086	90.5%

	Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change
Trust management	615	621	(6)	(1.0%)
Service charges and fees on deposit accounts	529	727	(198)	(27.2%)
Wealth management	824	654	170	26.0%
Interchange fees, net	378	330	48	14.5%
Other service charges and fees	94	88	6	6.8%
Secondary market sales and servicing	2,015	632	1,383	218.8%
Increase in cash surrender value of bank owned life insurance	351	362	(11)	(3.0%)
Net gains (losses) on sales and calls of available-for-sale securities	29	(1)	30	n/m
Net gains (losses) on disposition of other assets	5	(2)	7	n/m
Net (losses) gains on rabbi trust assets	(76)	130	(206)	(158.5%)
Referral fees	1,052	—	1,052	100.0%
Other	54	44	10	22.7%
Total noninterest income	$5,870	$3,585	$2,285	63.7%

Higher noninterest income in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to higher secondary market sales and servicing income of $789 thousand, driven by an increase in the demand for purchase money and refinance mortgages, and higher wealth management fee income of $165 thousand. Additionally, the third quarter of 2020 included $86 thousand of fee income for referring loan customers to a third-party financial institution to execute interest rate swaps, while the third quarter of 2019 included no income from such activities. Referral fees are earned at the consummation of the swap transaction on a loan-by-loan bases. The amount earned per transaction is based on the pricing of the particular interest rate swap. Partially offsetting these increases were lower service charges and fees on deposit accounts in the third quarter of 2020 of $88 thousand, primarily due to a lower volume of fee-based deposit transactions.

Higher noninterest income in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily attributable to $1.1 million of fee income for referring loan customers to a third-party financial institution to execute interest rate swaps, while the 2019 period included no income from such activities. Additionally, the first nine months of 2020 period included higher secondary market sales and servicing income of approximately $1.4 million, due to the previously stated reasons. Partially offsetting these increases was a $76 thousand net unrealized loss in the 2020 period compared to a $130 thousand net unrealized gain in the 2019 period on rabbi trust assets held for the benefit of participants in the Company’s deferred compensation plan.

NONINTEREST EXPENSE

The following table presents a summary of noninterest expense and the dollar and percentage change for the periods presented.

	Three Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change
Salaries and employee benefits	$3,801	$3,666	$135	3.7%
Occupancy	700	805	(105)	(13.0%)
Data processing	491	541	(50)	(9.2%)
Bank franchise tax	256	209	47	22.5%
Telecommunications and other technology	396	258	138	53.5%
FDIC assessments	262	(7)	269	n/m
Foreclosed property	22	48	(26)	(54.2%)
Consulting	54	156	(102)	(65.4%)
Advertising and marketing	47	124	(77)	(62.1%)
Directors’ fees	187	148	39	26.4%
Audit and accounting	92	193	(101)	(52.3%)
Legal	(210)	20	(230)	n/m
Core deposit intangible amortization	134	164	(30)	(18.3%)
Net other real estate owned losses	176	375	(199)	(53.1%)
Merger-related	1,456	—	1,456	100.0%
Other	782	747	35	4.7%
Total noninterest expense	$8,646	$7,447	$1,199	16.1%

	Nine Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change
Salaries and employee benefits	11,267	11,532	(265)	(2.3%)
Occupancy	2,156	2,510	(354)	(14.1%)
Data processing	1,526	1,738	(212)	(12.2%)
Bank franchise tax	770	655	115	17.6%
Telecommunications and other technology	1,176	727	449	61.8%
FDIC assessments	557	371	186	50.1%
Foreclosed property	58	110	(52)	(47.3%)
Consulting	195	418	(223)	(53.3%)
Advertising and marketing	140	300	(160)	(53.3%)
Directors’ fees	568	525	43	8.2%
Audit and accounting	402	586	(184)	(31.4%)
Legal	135	130	5	3.8%
Core deposit intangible amortization	425	517	(92)	(17.8%)
Net other real estate owned losses	256	441	(185)	(42.0%)
Goodwill impairment	10,374	—	10,374	100.0%
Merger-related	1,456	—	1,456	100.0%
Other	1,947	2,108	(161)	(7.6%)
Total noninterest expense	$33,408	$22,668	$10,740	47.4%

Higher noninterest expense in the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily attributable to merger-related expenses of $1.5 million incurred in connection with the anticipated Blue Ridge Merger, expected to close in the first quarter of 2021. Of the $1.5 million of merger-related expenses reported in the three months ended September 30, 2020, $226 thousand was previously reported as legal expense in the Company’s Forms 10-Q for the periods ended March 31, 2020 and June 30, 2020 and reclassified as merger-related for the three and nine months ended September 30, 2020, resulting in the $210 thousand credit to legal expense. Excluding the $1.5 million in merger-related expenses and the associated reclassification of legal expense, noninterest expenses decreased $483 thousand, or 6.5%, on a comparative period basis. This decline was primarily due to the Company’s efforts to reduce operating costs, including the consolidation of a branch in the first quarter of 2020, partially offset by higher Federal Deposit Insurance Corporation (“FDIC”) assessments in the 2020 period, as the 2019 period included a small bank assessment credit of $171 thousand.

Higher noninterest expense in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily attributable to a goodwill impairment charge of $10.4 million in the second quarter of 2020 and $1.5 million in merger-related expenses. Excluding the goodwill impairment charge and merger-related expenses, noninterest expenses decreased $1.1 million in the first nine months of 2020, or 4.8%, on a comparative period basis. Lower noninterest expense in a number of categories was partially offset by higher telecommunications and other technology expenses and higher FDIC assessments in the 2020 period, as the 2019 period included the small bank FDIC assessment credit, as noted previously.

The following table presents income tax expense and effective income tax rates for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income tax expense	$655	$448	$378	$1,180
Effective income tax rate	30.5%	19.6%	6.0%	18.9%

The effective income tax rate for the three months ended September 30, 2020 was higher than the statutory federal income tax rate of 21% primarily as a result of nondeductible expenses incurred in connection with the anticipated Blue Ridge Merger. Income tax expense and the effective income tax rate for the nine months ended September 30, 2020 were a result of income tax expense before the goodwill impairment charge of $10.4 million, partially offset by an income tax benefit for the reversal of a related deferred tax liability, and the effect of nondeductible Blue Ridge Merger-related expenses.

ASSET QUALITY

Net loans charged-off (recovered) during the third quarter of 2020 totaled ($23) thousand compared to $478 thousand for the third quarter of 2019. This resulted in a decrease in the annualized net charge-off (recovery) ratio to (0.01%) for the third quarter of 2020 compared to 0.21% for the third quarter of 2019. For the nine months ended September 30, 2020, the annualized net charge-off ratio was 0.14% compared to 0.19% for the similar 2019 period. The higher net charge-off ratios for the 2019 periods were primarily attributable to charge-offs of a select portfolio of acquired consumer debt consolidation loans, as previously reported.

The ratio of allowance for loan losses to gross loans was 1.22% as of September 30, 2020 compared to 0.82% as of December 31, 2019, an increase of 40 basis points. The majority of this increase is attributable to qualitative loss factors to provide for losses estimated to have been incurred as of September 30, 2020, as a result of challenges certain borrowers are facing due to the COVID-19 pandemic, evidenced, in part, by loan deferrals and modifications granted to these borrowers, general reserves for higher unemployment rates in the 2020 period, particularly in Virginia, and higher specific reserves on impaired loans. The length of the economic slow-down, including the pace at which the economy recovers once governmental mandates are lifted, could have a material adverse effect on the Company’s asset quality and the amount of ALL required.

In the first quarter of 2020, the Company downgraded risk ratings on $88.5 million of loans to businesses in industries highly affected by the COVID-19 pandemic. During the second quarter of 2020, risk ratings for certain loans in these segments were adjusted as additional information became available. During the third quarter of 2020, an additional $4.7 million of loans were downgraded from pass grades to special mention or substandard. Management believes that these, or a portion of these, loans may require further downgrades and/or other loans to borrowers adversely affected by the COVID-19 pandemic may require risk rating downgrades.

From the onset of the global COVID-19 pandemic, the Company has proactively addressed the needs of its commercial and individual borrowers by modifying loans allowing for the short-term deferral of principal payments or of principal and interest payments. All loan modifications were made on a good faith basis to borrowers who were current in their payments prior to the modifications (“COVID-19 Loan Modifications”). COVID-19 Loan Modifications granted do not necessarily represent that these borrowers will be able to pay amounts deferred or any amounts owed to the Company.

The following table presents, as of September 30, 2020, the loan balances and number by loan type and the percentage these loans comprise within each loan type for which COVID-19 Loan Modifications were made. Of the following balances, $39.5 million were to borrowers in the hotel/motel industry, $18.6 million were to borrowers in the restaurant and restaurant-related industry, and $9.3 million were to borrowers in the retail industry.

	Loan Count	Principal Balance	% of Loan Type
Mortgage loans on real estate:
Residential first mortgages	14	$2,886	1%
Commercial mortgages (non-owner occupied)	23	47,102	17%
Construction, land and land development	13	22,879	17%
Commercial mortgages (owner occupied)	17	10,520	14%
Residential revolving and junior mortgages	1	257	1%
Commercial and industrial	87	17,575	9%
Consumer	2	8	0%
Total	157	$101,227	10%

As of October 31, 2020, $63.8 million of the $101.2 million of loan balances in the table above reached the end of their respective modification periods and had resumed their original contractually scheduled payments.

The following table presents certain asset quality measures as of the dates stated.

	September 30, 2020	December 31, 2019
Loans past due 90 days or more and still accruing (1)	$—	$—
Nonaccrual loans (1)	17,198	4,476
Total nonperforming loans	17,198	4,476
Other real estate owned, net	1,113	1,916
Total nonperforming assets	$18,311	$6,392
Allowance for loan losses	$12,899	$7,562
Gross loans	1,054,610	924,190
Total assets	1,251,582	1,131,923
Allowance for loan losses to gross loans	1.22%	0.82%
Allowance for loan losses to nonperforming loans	75.0%	168.9%
Nonperforming assets to total assets	1.46%	0.56%
Nonperforming loans to gross loans	1.63%	0.48%

(1)	Excludes PCI loans.

The increase in nonperforming assets from December 31, 2019 to September 30, 2020 was primarily attributable to $12.7 million of higher nonaccrual loan balances, mainly commercial and industrial loans and commercial mortgages (non-owner occupied) to borrowers adversely affected by the COVID-19 pandemic. Of the increase in nonaccrual loan balances, $5.7 million was attributable to nationally-syndicated commercial credits to companies in which the Bank owns a small percentage of the respective loans. The $5.7 million of loans were contractually current as of September 30, 2020; however, the borrowers are experiencing financial strain and the loans were individually evaluated for impairment. As a result, a total of $745 thousand of specific reserves was recorded as of and for the nine months ended September 30, 2020 for these loans. Another $5.6 million of the increase in nonaccrual loans was attributable to commercial mortgages (non-owner occupied) to borrowers in the hotel and retail landlord industries, industries adversely affected by the COVID-19 pandemic. While these loans were contractually current as of September 30, 2020, management believes future debt service capabilities of the borrowers have been negatively affected by lower occupancy rates and the loans were individually evaluated for impairment. As a result, specific reserves totaling $593 thousand were recorded as of and for the nine months ended September 30, 2020 for these loans.

FINANCIAL CONDITION

Total assets increased by $119.7 million to $1.25 billion as of September 30, 2020 from $1.13 billion as of December 31, 2019, primarily due to net loan growth of $125.1 million in the first nine months of 2020, including $56.8 million of PPP Loans, partially offset by the goodwill impairment charge of $10.4 million recorded in the second quarter of 2020.

The following tables present information about the securities portfolio on a taxable-equivalent basis as of the dates stated. As of September 30, 2020 and December 31, 2019, available-for-sale securities represented 7.0% and 8.8% of total assets, respectively.

	September 30, 2020
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$47,598	$48,870	5.1	2.00%
State and municipal obligations	18,116	18,846	4.8	3.04%
Corporate bonds	20,154	20,137	6.0	5.18%
Total available-for-sale securities	85,868	87,853	5.3	2.80%
Restricted securities	5,022	5,022	n/a	4.98%
Total securities	$90,890	$92,875		2.91%

	December 31, 2019
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Government agencies and mortgage backed securities	$67,491	$67,597	6.1	2.18%
State and municipal obligations	16,238	16,576	5.4	3.16%
Corporate bonds	15,165	15,281	3.8	5.61%
Total available-for-sale securities	98,894	99,454	5.1	2.92%
Restricted securities	5,706	5,706	n/a	6.30%
Total securities	$104,600	$105,160		3.18%

The following table presents the composition of loans in dollar amounts and as a percentage of total loans as of the dates stated.

	September 30, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans on real estate:
Residential first mortgages	$286,127	27.2%	$293,913	31.8%
Commercial mortgages (non-owner occupied)	282,378	26.7%	196,143	21.2%
Construction, land and land development	132,502	12.5%	126,010	13.6%
Commercial mortgages (owner occupied)	76,225	7.2%	82,829	9.0%
Residential revolving and junior mortgages	29,051	2.7%	31,893	3.4%
Commercial and industrial	187,219	17.6%	181,730	19.7%
Paycheck Protection Program	56,788	5.4%	—	0.0%
Consumer	6,443	0.7%	11,985	1.3%
Total loans	1,056,733	100.0%	924,503	100.0%
Net unamortized deferred loan fees	(2,123)		(313)
Allowance for loan losses	(12,899)		(7,562)
Loans receivable, net	$1,041,711		$916,628

During the nine months ended September 30, 2020, gross loans increased by $130.4 million, or 14.1%, from December 31, 2019. The largest components of this increase were a $86.2 million increase in commercial mortgages (non-owner occupied) and $56.8 million of PPP loans originated in the second and third quarters of 2020. Net unamortized deferred loan fees increased approximately $1.8 million during the first nine months of 2020, primarily attributable to $2.4 million of PPP loan processing fees received, of which $532 thousand was recognized in interest income in the same period.

The following table presents the Company’s ALL by loan type and the percent of loans in each category to total loans as of the dates stated.

	September 30, 2020		December 31, 2019
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Mortgage loans on real estate	$9,587	76.3%	$5,372	79.0%
Commercial and industrial	2,889	17.6%	1,571	19.7%
Paycheck Protection Program	—	5.4%	—	0.0%
Consumer	423	0.7%	619	1.3%
Total allowance for loan losses	$12,899	100.0%	$7,562	100.0%

Allowance for loan losses increased $5.3 million from December 31, 2019 to $12.9 million as of September 30, 2020. The majority of the increase in the first nine months of 2020 was due to qualitative loss factors to estimate the reserve needs, as of period end, for borrowers adversely impacted by the COVID-19 pandemic, including those for which loan payments have been deferred and/or modified. Also contributing to the increase in the allowance for loan losses in the 2020 period was gross loan growth (excluding PPP loans) and higher specific reserves on impaired loans. Due to the full U.S. government guarantee on PPP loans, the Company has recorded no allowance for loan losses. In future periods, the Company may be required to establish an allowance for loan losses for these loans, if, for example, the U.S. government were to eliminate or reduce the guarantee on individual or groups of PPP loans, which would result in a provision for loan losses charged to earnings.

As of September 30, 2020, other real estate owned (“OREO”) was $1.1 million, consisting of 13 properties (8 of which were land lots), compared to $1.9 million of OREO (18 properties) as of December 31, 2019.

As of September 30, 2020, total deposits were $1.03 billion compared to $910.4 million as of December 31, 2019, a $117.2 million increase. Of the increase, $52.9 million was attributable to higher noninterest-bearing deposit account balances, and $41.4 million was attributable to savings and interest-bearing demand deposit accounts, partially attributable to PPP loans, which were funded in these accounts.

Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of September 30, 2020 are presented in the following table.

	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Percent of Total Deposits
Time deposits	$91,632	$31,254	$46,697	$100,295	$269,878	26.3%

As of September 30, 2020, the Company had two fixed rate FHLB advances totaling of $15.0 million and one variable rate FHLB advance totaling $10.0 million outstanding. As of December 31, 2019, the Company had three fixed rate FHLB advances totaling $35.0 million and one variable rate FHLB advance of $10.0 million outstanding. Beginning in the third quarter of 2020, the Company accessed the Federal Reserve Bank of Richmond’s (“FRB”) PPP Liquidity Facility (“PPPLF”), which provides funding for PPP loans at a fixed annual rate of 35 basis points over the term the funded PPP loan is outstanding. PPP loans securing the PPPLF are afforded preferential regulatory capital treatment. As of September 30, 2020 the Company had PPPLF advances totaling $32.6 million. The following table presents various information regarding FHLB and FRB advances as of and for the periods presented.

	Nine Months Ended September 30, 2020				Twelve Months Ended December 31, 2019
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB advances	$25,000	$50,000	$37,354	1.34%	$45,000	$100,000	$76,181	2.74%
FRB advances	32,637	33,557	18,492	0.35%	—	—	—	0.00%

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

As of September 30, 2020, cash and cash equivalents totaled $59.4 million; investment securities maturing in one year or less totaled $10.6 million; and loans maturing in one year or less totaled $110.0 million. This resulted in a liquidity ratio as of September 30, 2020 of 14.4% compared to 21.5% as of December 31, 2019. The Company determines this ratio by dividing the sum of cash and cash equivalents, and investment securities and loans maturing in one year or less, by total assets.

As of September 30, 2020, the Company had a secured borrowing line with the FHLB of $308.4 million, with $252.4 million available, and unsecured federal funds lines of credit with various correspondent banks totaling $41.0 million. Federal funds lines of credit are uncommitted and can be cancelled at any time by the lending bank. As noted previously, the Company pledged PPP loans for FRB advances of an equal amount. Additional borrowing availability under the PPPLF, with the pledging of additional PPP loans, was approximately $24.2 million, as of September 30, 2020.

As of September 30, 2020, other than the potential effect on liquidity of the COVID-19 pandemic, the Company was not aware of any other known trends, events, or uncertainties that have or are reasonably likely to have a material effect on liquidity. Management has and continues to monitor the effects of the COVID-19 pandemic on the Company’s liquidity. For example, management monitors for unusual changes in deposit balances, access to funding sources, draws, amortization of loan balances, and the various liquidity programs offered by the FRB in response to the pandemic. As of September 30, 2020, management believes the COVID-19 pandemic has not had an adverse effect on the Company’s liquidity.

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

Shareholders’ equity is primarily affected by net income and net unrealized gains or losses on available-for-sale securities, net of taxes. The available-for-sale securities portfolio is reported at fair value with unrealized gains or losses, net of taxes, recognized as accumulated other comprehensive income on the Company’s consolidated balance sheets. Another factor affecting accumulated other comprehensive income is changes in the fair value of the Company’s pension and post-retirement benefit plans and changes in said plan obligations. Shareholders’ equity before accumulated other comprehensive income, net of taxes, was $120.2 million as of September 30, 2020 compared to $126.1 million as of December 31, 2019. The decrease of $5.9 million was primarily attributable to the ($6.6) million net loss for the nine months ended September 30, 2020, including the $9.8 million after-tax goodwill impairment charge. Accumulated other comprehensive income, net of taxes, increased by $1.1 million from December 31, 2019 to September 30, 2020, due to an increase in net unrealized gains, net of taxes, in the Company’s available-for-sale securities portfolio.

Book value per share of the Company’s common stock, including accumulated other comprehensive income, net of tax, decreased to $9.10 as of September 30, 2020 from $9.51 as of December 31, 2019. This decrease was primarily attributable to the net loss of ($6.6) million for the nine months ended September 30, 2020, which included the goodwill impairment charge.

The Company and the Bank are subject to minimum regulatory capital ratios as defined by the Federal Reserve. As of September 30, 2020, the Company and the Bank’s capital ratios continue to be in excess of regulatory minimums and the Bank was “well capitalized” by these guidelines.

The Bank is subject to capital rules adopted by federal bank regulators implementing the Basel III regulatory capital reforms adopted by the Basel Committee, and certain changes required by the Dodd-Frank Act. These rules require the Bank to comply with the following minimum capital ratios: (i) a Common Equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of average adjusted assets. The following additional capital requirements related to the capital conservation buffer (promulgated by the Basel III regulatory capital rules) require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 to risk-weighted assets of 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%), and (iii) a minimum ratio of total capital ratio of at least 8.0%, plus the 2.5% capital conservation buffer (resulting in a minimum total capital ratio of 10.5%). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will be subject to constraints on dividends, equity repurchases, and discretionary compensation paid to certain officers, based on the amount of the shortfall. As of September 30, 2020 and December 31, 2019, capital ratios of the Bank were in excess of the regulatory conservation buffer levels.

The following tables present capital ratios for the Bank, minimum capital ratios required with conservation buffer, and ratios defined as “well capitalized” by the Bank’s regulators as of the dates stated.

As of September 30, 2020	Actual Ratio	Minimum Capital Requirement Ratio with Conservation Buffer	Minimum to be Well Capitalized
Total risk-based capital	13.68%	10.50%	10.00%
Tier 1 capital	12.43%	8.50%	8.00%
Common equity tier 1	12.43%	7.00%	6.50%
Tier 1 leverage ratio	10.47%	4.00%	5.00%

As of December 31, 2019	Actual Ratio	Minimum Capital Requirement Ratio with Conservation Buffer	Minimum to be Well Capitalized
Total risk-based capital	13.07%	10.50%	10.00%
Tier 1 capital	12.26%	8.50%	8.00%
Common equity tier 1	12.26%	7.00%	6.50%
Tier 1 leverage ratio	10.42%	4.00%	5.00%

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

The following table presents off balance sheet commitments as of the dates stated.

	September 30, 2020	December 31, 2019
Total loan commitments outstanding	$172,304	$164,751
Stand-by letters of credit	6,778	6,118

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period to which this report relates, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s reports and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure, as of September 30, 2020.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change to the Company’s internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Combining Blue Ridge and the Company may be more difficult, costly or time-consuming than we expect.

The success of the Blue Ridge Merger will depend, in part, on Blue Ridge’s ability to realize the anticipated benefits and cost savings from combining the businesses of Blue Ridge and the Company and to combine the businesses of Blue Ridge and the Company in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of the Company or decreasing revenues due to loss of customers. However, to realize these anticipated benefits and cost savings, Blue Ridge must successfully combine the businesses of Blue Ridge and the Company. If Blue Ridge is not able to achieve these objectives, the anticipated benefits and cost savings of the Blue Ridge Merger may not be realized fully or at all or may take longer to realize than expected.

Blue Ridge and the Company have operated, and, until the completion of the Blue Ridge Merger, will continue to operate, independently. The success of the Blue Ridge Merger will depend, in part, on Blue Ridge’s ability to successfully combine the businesses of Blue Ridge and the Company. To realize these anticipated benefits, after the completion of the Blue Ridge Merger, Blue Ridge expects to integrate the Company’s business into its own. The integration process in the Blue Ridge Merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Blue Ridge Merger. The loss of key employees could adversely affect Blue Ridge’s ability to successfully conduct its business in the markets in which the Company now operates, which could have an adverse effect on Blue Ridge’s financial results and the value of its common stock. If Blue Ridge experiences difficulties with the integration process, the anticipated benefits of the Blue Ridge Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be disruptions that cause Blue Ridge and the Company to lose customers or cause customers to withdraw their deposits from the Company’s or Blue Ridge’s banking subsidiaries, or other unintended consequences that could have a material adverse effect on Blue Ridge’s results of operations or financial condition after the Blue Ridge Merger. These integration matters could have an adverse effect on the Company during this transition period and on Blue Ridge for an undetermined period after consummation of the Blue Ridge Merger.

The Blue Ridge Merger may distract management of the Company from its other responsibilities.

The Blue Ridge Merger could cause the management of the Company to focus its time and energies on matters related to the Blue Ridge Merger that otherwise would be directed to its business and operations. Any such distraction on the part of the Company’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of the Company before the Blue Ridge Merger, or the business and earnings of Blue Ridge after the Blue Ridge Merger.

Termination of the merger agreement with Blue Ridge could negatively impact the Company.

Each of the Company’s and Blue Ridge’s obligation to consummate the Blue Ridge Merger remains subject to a number of conditions, and there can be no assurance that all of the conditions will be satisfied, or that the Blue Ridge Merger will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the Blue Ridge Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Blue Ridge Merger is successfully completed within its expected timeframe. If the merger agreement with Blue Ridge is terminated, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Blue Ridge Merger, without realizing any of the anticipated benefits of completing the Blue Ridge Merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Blue Ridge Merger will be completed. If the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by the Company’s board of directors, the Company may be required to pay to Blue Ridge a termination fee of $4.0 million.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the Blue Ridge Merger is not completed, the Company would have to recognize these expenses and would have committed substantial time and resources by management, without realizing the expected benefits of the Blue Ridge Merger. In addition, failure to consummate the Blue Ridge Merger also may result in negative reactions from the financial markets or from our customers, vendors and employees. If the Blue Ridge Merger is not completed, these risks may materialize and could have a material adverse effect on the Company’s stock price, business and cash flows, financial condition and results of operations.

The merger agreement limits the ability of the Company to pursue alternatives to the Blue Ridge Merger.

The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the ability of the Company to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. In addition, under certain circumstances, if the merger agreement is terminated and the Company, subject to certain restrictions, consummates a similar transaction other than the Blue Ridge Merger, the Company must pay to Blue Ridge a termination fee of $4.0 million. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing the acquisition even if it were prepared to pay consideration, with respect to the Company, with a higher per share market price than that proposed in the Blue Ridge Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Blue Ridge Merger is pending.

Uncertainty about the effect of the Blue Ridge Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Blue Ridge Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the Blue Ridge Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or the combined company following the Blue Ridge Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or the combined company following the Blue Ridge Merger, the Company’s business, or the business of the combined company following the Blue Ridge Merger, could be harmed. In addition, the Company has agreed to operate its business in the ordinary course prior to the closing of the Blue Ridge Merger and from taking certain specified actions until the Blue Ridge Merger occurs, and the merger agreement restricts the Company from taking other specified actions until the Blue Ridge Merger occurs without the consent of Blue Ridge. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Blue Ridge Merger.

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

The extent to which the pandemic affects the Company’s business, liquidity, financial condition, and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on the Bank’s loan portfolio, thereby increasing the risk that the assumptions, judgments, and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, the Bank’s loan modification program could delay or make it difficult to identify the extent of asset quality deterioration during the short-term deferral period. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and the Company cannot predict the full extent of the effects on the Company’s business or operations. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect the Company’s business, liquidity, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None to report.

ITEM 6.	EXHIBITS

2.1

Agreement and Plan of Reorganization, dated as of August 12, 2020, between Blue Ridge Bankshares, Inc. and Bay Banks of Virginia, Inc. (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 17, 2020 and incorporated herein by reference).

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay Banks of Virginia, Inc.
(Registrant)

November 6, 2020	By:	/s/ Randal R. Greene
Randal R. Greene
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Judy C. Gavant
Judy C. Gavant
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)